Form 10-Q
period 2011-03-31
TESORO LOGISTICS LP
filed 2011-05-26
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ………………to …………………

Commission File Number 1‑35143

TESORO LOGISTICS LP
(Exact name of registrant as specified in its charter)

Delaware	27‑4151603
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19100 Ridgewood Pkwy, San Antonio, Texas 78259-1828
(Address of principal executive offices) (Zip Code)
210‑626-6000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No  ☑

The registrant had 14,950,000 common units outstanding at May 20, 2011.

TESORO LOGISTICS LP

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION

Explanatory Note

The information contained in this report relates to periods that ended prior to the completion of the Offering, and prior to the effective dates of the agreements discussed herein. Consequently, the unaudited condensed combined financial statements and related discussion of financial condition and results of operations contained in this report pertain to the Predecessor.
On April 26, 2011, Tesoro Logistics LP (the “Partnership” or the “Company”) completed its initial public offering (the “Offering”) of 14,950,000 common units (such amount includes 1,950,000 common units issued pursuant to the exercise of the underwriters' over-allotment option on April 20, 2011), representing limited partner interests. Unless the context otherwise requires, references in this report to the “Predecessor,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to April 26, 2011), refer to Tesoro Logistics LP Predecessor, our Predecessor for accounting purposes. References in this report to “Tesoro Logistics LP,” “the Partnership,” “we,” “our,” “us,” or like terms used in the present tense or prospectively (after April 26, 2011), refer to Tesoro Logistics LP Successor and its subsidiaries, also referred to as our “Successor,” or “TLLP.” Unless the context otherwise requires, references in this report to “Tesoro” refer collectively to Tesoro Corporation and any of its subsidiaries, other than Tesoro Logistics LP, its subsidiaries and its general partner. See Note B to our condensed combined financial statements for information regarding the closing of the Offering.
While management believes that the financial statements contained herein are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and in compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”), we do not believe that these financial statements are necessarily indicative of the financial results which will be reported by the Partnership for periods subsequent to the formation and other transactions which resulted in the capitalization and start-up of the Successor. The information contained in this report should be read in conjunction with the information contained in the Partnership's prospectus dated April 19, 2011, as filed with the SEC on April 21, 2011, for additional financial information regarding the pro forma financial results when reviewing the financial statements of the Predecessor contained herein.

ITEM 1. FINANCIAL STATEMENTS
TESORO LOGISTICS LP PREDECESSOR
CONDENSED COMBINED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS
Receivables, less allowance for doubtful accounts
Trade	$216	$233
Affiliate	3,739	3,738
Other current assets	156	—
Total Current Assets	4,111	3,971
NET PROPERTY, PLANT AND EQUIPMENT	134,556	131,606
Total Assets	$138,667	$135,577

LIABILITIES AND DIVISION EQUITY
CURRENT LIABILITIES
Accounts payable
Trade	$1,517	$1,619
Affiliate	304	299
Accrued liabilities	3,253	3,238
Total Current Liabilities	5,074	5,156
OTHER NONCURRENT LIABILITIES	1,425	1,594
COMMITMENTS AND CONTINGENCIES (Note J)
DIVISION EQUITY	132,168	128,827
Total Liabilities and Division Equity	$138,667	$135,577

See accompanying notes to condensed combined financial statements.

TESORO LOGISTICS LP PREDECESSOR
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
REVENUES:
Crude oil gathering:
Affiliate	$5,562	$4,955
Third-party	25	28
Terminalling, transportation and storage:
Third-party	683	913
Total Revenues	6,270	5,896

COSTS AND EXPENSES:
Operating and maintenance expenses	8,708	8,052
Depreciation expense	2,017	1,850
General and administrative expenses	1,359	775
Total Costs and Expenses	12,084	10,677

NET LOSS	$(5,814)	$(4,781)

See accompanying notes to condensed combined financial statements.

TESORO LOGISTICS LP PREDECESSOR
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss	$(5,814)	$(4,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,017	1,850
Loss on asset disposals	—	10
Changes in current assets:
Receivables	17	(164)
Receivables-affiliates	4	103
Prepaid expenses	(156)	—
Changes in current liabilities:
Accounts payable	(243)	(2)
Accrued liabilities	59	(702)
Other noncurrent liabilities	(169)	184
Net cash used in operating activities	(4,285)	(3,502)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(419)	(937)
Net cash used in investing activities	(419)	(937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Parent contribution	4,704	4,439
Net cash from financing activities	4,704	4,439

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Capital expenditures included in accounts payable and accrued expenses at period end	$291	$202

See accompanying notes to condensed combined financial statements.

TESORO LOGISTICS LP PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION
Organization

Tesoro Logistics LP is a Delaware limited partnership formed in December 2010 by Tesoro Corporation and its wholly owned subsidiary, Tesoro Logistics GP, LLC, our general partner. After the completion of the offering, the Partnership includes the assets, liabilities and results of operations of certain crude oil gathering and refined products terminalling, transportation and storage assets, previously operated and owned by Tesoro Alaska Company, Tesoro Refining and Marketing Company (“TRMC”) and Tesoro High Plains Pipeline Company LLC.  The Partnership and its combined subsidiaries completed its initial public offering of limited partner interests pursuant to its Registration Statement on Form S-1 on April 26, 2011. Prior to completion of the Offering, the assets, liabilities and results of operations of the aforementioned assets related to Tesoro Logistics LP Predecessor.

Basis of Presentation

The interim condensed combined financial statements and notes thereto have been prepared by management without audit according to the rules and regulations of the SEC and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of our Predecessor for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to fairly present the information. The accompanying interim condensed combined financial statements do not include all the notes that would be included in our annual financial statements and, therefore, should be read in conjunction with the condensed combined financial statements and notes thereto included in our prospectus dated April 19, 2011, as filed with the SEC on April 21, 2011.

We prepare our condensed combined financial statements in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates. The results of operations of our Predecessor for any interim period are not necessarily indicative of results for the full year or results that will occur after the closing of the Offering.

We have evaluated subsequent events through the filing of this Form 10-Q. Any material subsequent events that occurred during this time have been properly recognized or disclosed in NOTE B and NOTE L in these financial statements.

There were no new accounting pronouncements impacting the Predecessor's financial position or results of operations in the three months ended March 31, 2011.

TESORO LOGISTICS LP PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE B - INITIAL PUBLIC OFFERING
Initial Public Offering
On April 20, 2011, the Partnership's common units began trading on the New York Stock Exchange under the symbol “TLLP.” On April 26, 2011, the Partnership closed its Offering of 14,950,000 common units at a price of $21.00 per unit, which included a 1,950,000 unit over-allotment option that was exercised by the underwriters.

All of the net property, plant and equipment, of the Partnership was contributed by Tesoro and its subsidiaries in exchange for:

•	304,890 common units and 15,254,890 subordinated units, representing an approximate aggregate 50% interest, excluding the general partner interest, in TLLP;

•	all of the incentive distribution rights (as discussed in TLLP's partnership agreement);

•	622,649 general partner units, representing a 2% general partner interest; and

•	an aggregate cash distribution of $330.0 million.

The Partnership received net proceeds of $283.0 million from the sale of 14,950,000 common units, after deducting underwriting discounts, structuring and advisory fees, and offering expenses (the “Offering Costs”) of approximately $31.0 million and retained $3.0 million of these proceeds for working capital purposes before the cash distribution to Tesoro.

Reconciliation of Cash Proceeds (in millions)
Total proceeds from the Offering	$314
Less: Offering Costs, net of debt issuance costs	(29)
Proceeds from the Offering, net of Offering Costs	285
Less: Debt issuance costs	(2)
Net proceeds from the Offering	283
Less: Cash retained by TLLP	(3)
Net proceeds distributed to Tesoro from the Offering	280
Add: Borrowings under the Revolving Credit Facility	50
Gross distribution to Tesoro	$330

Revolving Credit Facility
The Partnership entered into a senior secured revolving credit agreement (“Revolving Credit Facility”) concurrent with the closing of the Offering, with a syndicate of banks and financial institutions, including Bank of America, N.A., as administrative agent. The Revolving Credit Facility provides for total loan availability of $150.0 million and permits us to request that the availability be increased up to an aggregate of $300.0 million, subject to receiving increased commitments from the lenders. The Partnership borrowed $50.0 million under the Revolving Credit Facility at the closing of the Offering, in order to fund a cash distribution to Tesoro in addition to the $280.0 million net distribution related to IPO proceeds in consideration for contributed assets and to reimburse them for certain capital expenditures incurred with respect to the assets. The Revolving Credit Facility is non-recourse to Tesoro, guaranteed by all of our subsidiaries, and secured by substantially all of our assets. Borrowings available under the Revolving Credit Facility are up to the total available revolving capacity of the facility. The Revolving Credit Facility is scheduled to mature on April 25, 2014.
Borrowings under the Revolving Credit Facility bear interest at either a base rate (3.25% as of April 26, 2011) plus an applicable margin, or a Eurodollar rate (0.21% as of April 26, 2011) plus an applicable margin. The applicable margin at April 26, 2011, was 1.50% in the case of the base rate and 2.50% in the case of the Eurodollar rate but varies based upon our Consolidated Leverage Ratio, as defined. The annual rate of commitment fees is 0.50%.

TESORO LOGISTICS LP PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

Commercial Agreements. The Partnership entered into various long-term, fee-based commercial agreements with Tesoro at the closing of the Offering under which we provide various pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oils and refined products. We believe the terms and conditions under these agreements, as well as our other initial agreements with Tesoro described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

These commercial agreements with Tesoro include:

•	a 10-year pipeline transportation services agreement under which Tesoro pays the Partnership fees for gathering and transporting crude oils on our High Plains Pipeline system;

•
a two-year trucking transportation services agreement under which Tesoro pays the Partnership fees for crude oil trucking and related services as well as scheduling and dispatching services that we provide through our High Plains truck-based crude oil gathering operation;

•	a 10-year master terminalling services agreement under which Tesoro pays the Partnership fees for providing terminalling services at our eight refined products terminals;

•
a 10-year pipeline transportation services agreement under which Tesoro pays the Partnership fees for transporting crude oils and refined products on our five Salt Lake City (“SLC”) short-haul pipelines; and

•
a 10-year storage and transportation services agreement under which Tesoro pays the Partnership fees for storing crude oils and refined products at our SLC storage facility and transporting crude oils and refined products between the storage facility and Tesoro's Utah refinery through interconnecting pipelines on a dedicated basis.

Each of these agreements, other than the SLC storage and transportation services agreement, contain minimum volume commitments. Tesoro's fees under the SLC storage and transportation services agreement are for the exclusive use of the existing shell capacity at our SLC storage facility and on our pipelines connecting the storage facility to Tesoro's Utah refinery. The fees under each agreement are indexed for inflation and, except for the trucking transportation services agreement, give Tesoro the option to renew for two five-year terms. The trucking transportation services agreement will renew automatically for up to four successive two-year terms unless earlier terminated by us or Tesoro. Additionally, these agreements include provisions that permit Tesoro to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur after one year of continuing minimum payments. These events include Tesoro deciding to permanently or indefinitely suspend refining operations at one or more of its refineries as well as certain extraordinary events beyond the control of us or Tesoro that would prevent us from performing required services under the applicable agreement.

In addition to the commercial agreements described above, the Partnership also entered into the following agreements with Tesoro:
Omnibus Agreement.  The Partnership entered into an omnibus agreement with Tesoro at the closing of the Offering under which Tesoro agrees not to compete with us under certain circumstances. It also grants us a right of first offer to acquire certain of Tesoro's retained logistics assets, including certain terminals, pipelines, docks, storage facilities and other related assets located in California, Alaska and Washington. Further, the omnibus agreement addresses our payment of an annual fee, initially in the amount of $2.5 million, to Tesoro for the provision of various general and administrative services. Tesoro also reimburses the Partnership for certain maintenance and expansion capital expenditures and indemnifies us for certain matters, including environmental, title and tax matters.

Operational Services Agreement.  The Partnership entered into an operational services agreement with Tesoro at the closing of the Offering under which we reimburse Tesoro for the provision of certain operational services to us in support of our pipelines, terminals and storage facility. The Partnership also pays Tesoro an annual fee, initially in the amount of $0.3 million (prorated for the first year of services), for operational services performed by certain of Tesoro's field-level employees at our Mandan terminal and our SLC storage facility.

TESORO LOGISTICS LP PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE C - RELATED-PARTY TRANSACTIONS
Tesoro and its affiliates provide certain services including legal, accounting, treasury, human resources, engineering, information technology, insurance coverage, administration, and other corporate services. It is Tesoro's policy to charge these expenses to our Predecessor, first on the basis of direct usage when identifiable, and the remainder allocated to the Predecessor on the basis of headcount and estimated time allocated to the assets contributed by Tesoro. The expenses allocated to our Predecessor also include stock-based compensation for employees providing these services, incentive compensation and benefit plan expenses.

Substantially all of the related-party transactions of our Predecessor were settled immediately through division equity. The balance in receivables and accounts payable from affiliated companies represents the amount owed from or to Tesoro related to the remaining affiliate transactions. Revenues from affiliates in the condensed combined statements of operations of our Predecessor consist of revenues from gathering and transportation services to Tesoro and its affiliates based on regulated tariff rates for the Federal Energy Regulatory Commission (“FERC”) regulated portions of our High Plains Pipeline system.

A summary of expenses directly charged and allocated to our Predecessor by Tesoro are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Operating and maintenance expenses:
Affiliate	$1,422	$1,093
Direct	7,286	6,959
Total Operating and Maintenance Expenses	$8,708	$8,052
General and administrative expenses:
Affiliate	$1,149	$550
Direct	210	225
Total General and Administrative Expenses	$1,359	$775

NOTE D - PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment, at cost, is as follows (in thousands):

	March 31, 2011	December 31, 2010
Crude Oil Gathering-Pipelines	$94,851	$94,482
Terminalling, Transportation and Storage:
Terminals	80,202	79,304
Salt Lake City storage facility	12,338	8,563
Salt Lake City pipelines	11,039	11,021
Total Terminalling, Transportation and Storage	103,579	98,888
Gross Property, Plant and Equipment	198,430	193,370
Less accumulated depreciation	(63,874)	(61,764)
Net Property, Plant and Equipment	$134,556	$131,606

TESORO LOGISTICS LP PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE E - ACCRUED LIABILITIES
Accrued liabilities are as follows (in thousands):

	March 31, 2011	December 31, 2010
Employee costs-affiliate	$743	$895
Accrued vacation	728	519
Environmental liabilities	567	526
Property tax	511	607
Capital expenditures	120	164
Other	584	527
Total Accrued Liabilities	$3,253	$3,238

NOTE F - STOCK-BASED COMPENSATION
Employees supporting the Predecessor's operations receive long-term incentive compensation that is part of Tesoro's stock-based compensation programs and primarily consist of stock options, restricted common stock, and stock appreciation rights issued to certain officers and other key employees. The fair value of each stock option issued is estimated on the grant date using the Black-Scholes option-pricing model and is amortized over the vesting period using the straight-line method. These awards generally will become exercisable after one year in 33% annual increments and expire ten years from the date of grant. The fair value of restricted common stock on the grant date is equal to the market value of a share of Tesoro stock on that date. These awards generally vest in annual increments ratably over three years. The fair value of a stock appreciation right is estimated at the end of each reporting period using the Black-Scholes option-pricing model. These awards generally vest ratably over three years following the date of grant and expire seven years from the grant date.

Certain Tesoro employees supporting the Predecessor's operations were historically granted these types of awards. The Predecessor was allocated expenses for stock-based compensation costs. These costs are included in our general and administrative expenses and totaled $0.7 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. There were no grants of stock awards in the first quarter of 2011. See Note L for information on the grants issued on behalf of the Partnership during the second quarter.

NOTE G - OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities are as follows (in thousands):

	March 31, 2011	December 31, 2010
Environmental liabilities	$1,383	$1,553
Asset retirement obligations (“AROs”)	42	41
Total Other Noncurrent Liabilities	$1,425	$1,594

NOTE H - BENEFIT PLANS
Employees supporting our operations participate in the benefit plans of Tesoro. The Predecessor was allocated expenses for costs associated with such benefit plans based on the percentage of the Predecessor's allocated salaries compared to Tesoro's total salaries and headcount. The share of such costs for the three months ended March 31, 2011 and 2010, was $0.2 million and $0.4 million, respectively. In addition, employees supporting our operations participate in an employee thrift plan. Our Predecessor's share of such costs for both the three months ended March 31, 2011 and 2010, was $0.1 million.

TESORO LOGISTICS LP PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE I - MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK
For the three months ended March 31, 2011 and 2010, TRMC, a wholly owned subsidiary of Tesoro, accounted for approximately 89% and 84%, respectively, of the Predecessor's total revenues. TRMC is a customer of our crude oil gathering segment. Historically, no revenues were recorded for the Predecessor with TRMC in the terminalling, transportation and storage segment during the three months ended March 31, 2011 or 2010.

NOTE J - COMMITMENTS AND CONTINGENCIES
Contingencies

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be accurately predicted, but the Predecessor has accrued liabilities for certain of these matters based on our best estimates and applicable accounting guidelines and principles if the amount is probable and estimable. (See Notes E and G for amounts accrued for environmental liabilities and asset retirement obligations.) As of March 31, 2011, the Predecessor did not have any outstanding lawsuits, administrative proceedings or governmental investigations.
Environmental Liabilities and AROs

Our Predecessor recorded environmental liabilities when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. Additionally, the Predecessor recorded AROs for requirements that impose certain regulations pertaining to hazardous materials disposal and other cleanup obligations.  Our AROs primarily include environmental remediation obligations related to site restorations at our leased terminals. Cost estimates are based on engineering estimates, expected timing, the extent of remedial actions required by governing agencies and experience gained from similar sites for which environmental assessments or remediation have been completed.

It is reasonably possible that our estimates will change and that additional remediation costs will be incurred as more information becomes available. Our Predecessor has historically recorded expenses for environmental remediation at a number of operated pipeline, terminal and storage properties.  These liabilities for environmental remediation and AROs are reflected in Notes E and G. Further, the Predecessor capitalized environmental expenditures that extend the life or increase the capacity of assets as well as expenditures that prevent environmental contamination.

Operating Leases

We have various cancellable and non-cancellable operating leases related to land, trucks, terminals, right of way permits and other operating facilities. In general, these leases have remaining primary terms up to 10 years and typically contain multiple renewal options. Total lease expense for all operating leases was $0.6 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively.

TESORO LOGISTICS LP PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE K - SEGMENT DISCLOSURES
Our Predecessor's revenues were derived from two operating segments: (i) crude oil gathering and (ii) terminalling, transportation and storage. Our assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana, eight refined products terminals in the midwestern and western United States and a crude oil and refined products storage facility and five related short-haul pipelines in Utah. Our Predecessor generated revenue by charging fees for gathering and transporting crude oils and for terminalling refined products. Revenues were earned through transactions with third parties and for services provided to our affiliates. We do not have any foreign operations. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting the Comparability of Our Financial Results for a description of how our Successor will record revenues.

Our operating segments are strategic business units that offer different services and are managed separately because each segment requires different industry knowledge, technology and marketing strategies. We evaluate the performance of each segment based on its respective operating income, before affiliate general and administrative expenses which are not allocated to the operating segments since the expenses relate primarily to the overall management at the entity level.

Crude Oil Gathering.  Our common carrier crude oil gathering system in North Dakota and Montana, which we refer to as our High Plains Pipeline system, includes an approximate 23,000 barrels per day (“bpd”) truck-based crude oil gathering operation and approximately 700 miles of pipeline and related storage assets with current capacity to deliver up to 70,000 bpd to Tesoro's Mandan refinery. This system gathers and transports crude oils produced from the Williston Basin including production from the Bakken Shale formation. We refer to this area, a significant portion of which is serviced by our High Plains Pipeline system, as the Bakken Shale/Williston Basin area. Currently, Tesoro's Mandan refinery is the only destination point on our High Plains Pipeline system.
Terminalling, Transportation and Storage.  We own and operate eight refined products terminals with aggregate truck and barge delivery capacity of approximately 229,000 bpd. The terminals provide distribution primarily for refined products produced at Tesoro's refineries located in Los Angeles and Martinez, California (the Los Angeles and Golden Eagle refineries, respectively); Salt Lake City, Utah (the Utah refinery) ; Kenai, Alaska (the Alaska refinery); Anacortes, Washington (the Washington refinery); and Mandan, North Dakota (the North Dakota refinery). We also own and operate assets that exclusively support Tesoro's Utah refinery, including a refined products and crude oils storage facility with total shell capacity of approximately 878,000 barrels and three short-haul crude oil supply pipelines and two short-haul refined product delivery pipelines connected to third-party interstate pipelines.

TESORO LOGISTICS LP PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

	Crude Oil Gathering	Terminalling, Transportation and Storage	Total
Three Months Ended March 31, 2011
Segment revenues:
Affiliate (a)	$5,562	$—	$5,562
Third-party	25	683	708
Total segment revenues	5,587	683	6,270
Operating and maintenance expenses	(4,715)	(3,993)	(8,708)
Depreciation expense	(785)	(1,232)	(2,017)
Allocated general and administrative expenses	(154)	(56)	(210)
Segment operating loss	$(67)	$(4,598)	$(4,665)
Affiliate general and administrative expenses			(1,149)

Net Loss			$(5,814)

Three Months Ended March 31, 2010
Segment revenues:
Affiliate (a)	$4,955	$—	$4,955
Third-party	28	913	941
Total segment revenues	4,983	913	5,896
Operating and maintenance expenses	(4,896)	(3,156)	(8,052)
Depreciation expense	(767)	(1,083)	(1,850)
Allocated general and administrative expenses	(136)	(89)	(225)
Segment operating loss	$(816)	$(3,415)	$(4,231)
Affiliate general and administrative expenses			(550)

Net Loss			$(4,781)
__________

(a)
Historically, no affiliate revenue was recognized by our Predecessor in the terminalling, transportation and storage segment. Our FERC regulated pipelines in the crude oil gathering segment were our sole source of affiliate revenues.

Capital expenditures by operating segment were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Capital Expenditures
Crude oil gathering	$3	$—
Terminalling, transportation and storage	513	454
Total Capital Expenditures	$516	$454

Total assets by operating segment were as follows (in thousands):

	March 31, 2011	December 31, 2010
Identifiable Assets
Crude oil gathering	$68,470	$68,902
Terminalling, transportation and storage	70,197	66,675
Total Assets	$138,667	$135,577

TESORO LOGISTICS LP PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE L - SUBSEQUENT EVENTS
On May 16, 2011, the Partnership granted 7,400 phantom units to certain officers in recognition of their efforts during the Offering.  These service-based awards vest ratably over three years.  In addition, the Partnership granted 36,800 performance phantom unit awards to certain officers.  The vesting of performance phantom units is contingent upon the achievement of certain performance goals throughout a performance period ending on December 31, 2013.  The value of the award ultimately granted will be based on the Partnership's performance against a peer group and can range from zero to 200% of targeted units.

See additional information regarding the closing of the Offering on April 26, 2011 in NOTE B.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this report to the “Predecessor,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to April 26, 2011), refer to Tesoro Logistics LP Predecessor, our Predecessor for accounting purposes. References when used in the present tense or prospectively (after April 26, 2011), refer to Tesoro Logistics LP Successor and its subsidiaries, also referred to as “Tesoro Logistics LP,” “the Partnership,” our “Successor,” or “TLLP.” Unless the context otherwise requires, references in this report to “Tesoro” refer collectively to Tesoro Corporation and any of its subsidiaries, other than Tesoro Logistics LP, its subsidiaries and its general partner. Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on page 26 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
You should read the following discussion of the financial condition and results of operations for Tesoro Logistics LP Predecessor and Successor in conjunction with the historical condensed combined financial statements and notes thereto of Tesoro Logistics LP Predecessor and the pro forma condensed combined financial statements for Tesoro Logistics LP included in our prospectus dated April 19, 2011, as filed with the Securities and Exchange Commission (“SEC”) on April 21, 2011. Among other things, those historical and pro forma condensed combined financial statements include more detailed information regarding the basis of presentation for the following information.

OVERVIEW
The Partnership generates revenue by charging fees for gathering, transporting and storing crude oils and for terminalling, transporting and storing refined products. Since we do not own any of the crude oils or refined products that we handle nor engage in the trading of crude oils or refined products, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customers' operations. Substantially all of our revenue is derived from Tesoro, under various long-term, fee-based commercial agreements that generally include minimum volume commitments.
Our logistics assets are integral to the success of Tesoro's refining and marketing operations and are used to gather, transport and store crude oils and to distribute, transport and store refined products. Our assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana, eight refined products terminals in the midwestern and western United States and a crude oil and refined products storage facility and five related short-haul pipelines in Utah.
Agreements with Tesoro Corporation
The commercial agreements described below became effective on April 26, 2011, concurrent with the closing of the initial public offering (the “Offering”). The fees under each of these commercial agreements are indexed for inflation and apply only to services Tesoro Logistics LP provides for Tesoro. Each of the commercial agreements, other than the trucking transportation services agreement, gives Tesoro the option to renew for two five-year terms. The trucking transportation services agreement will renew automatically for up to four successive two-year terms unless earlier terminated by TLLP or Tesoro. These agreements include provisions that permit Tesoro to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur, after one year of continuing minimum payments. These events include Tesoro deciding to permanently or indefinitely suspend refining operations at one or more of its refineries as well as certain extraordinary events beyond the control of us or Tesoro that would prevent us from performing required services under the applicable agreement.

Crude Oil Gathering
High Plains Pipeline Gathering and Transportation.  The Partnership entered into a 10-year pipeline transportation services agreement with Tesoro which we refer to as our High Plains Pipeline transportation services agreement. Under this agreement, the Partnership charges Tesoro for transporting crude oils from North Dakota origin points on our High Plains Pipeline system pursuant to both committed and uncommitted tariff rates, and Tesoro is obligated to transport an average of at least 49,000 barrels per day (“bpd”) of crude oils each month at the committed rate from North Dakota origin points to Tesoro's North Dakota refinery. Further, the Partnership expects to receive additional revenues from Tesoro for North Dakota intrastate shipments in excess of 49,000 bpd each month, which are paid at the uncommitted North Dakota Public Service Commission (“NDPSC”) tariff rate of approximately $0.10 per barrel lower than the committed NDPSC tariff rate for each North Dakota origin point. We also expect to receive revenues from Tesoro for interstate shipment of crude oil volumes from Montana and other interstate pipeline origin points, for which the Federal Energy Regulatory Commission (“FERC”) interstate tariff rates apply. During periods of normal operations, Tesoro has historically shipped volumes of crude oils in excess of the minimum throughput commitment, and we expect those excess shipments to continue.

High Plains Truck Gathering.  The Partnership entered into a two-year trucking transportation services agreement with Tesoro under which we provide truck-based crude oil gathering services to Tesoro. Under this agreement, Tesoro is obligated to pay the Partnership a $2.72 per-barrel transportation fee for trucking and related scheduling and dispatching services related to the gathering and delivery of a minimum volume of crude oils equal to an average of 22,000 bpd each month that we provide through our truck-based crude oil gathering operation. We also expect to generate additional uncommitted transportation fees at the same per-barrel rate for volumes in excess of Tesoro's minimum commitments under this agreement. Under this agreement, Tesoro also pays the Partnership tank usage fees of approximately $0.15 per barrel on each barrel that is delivered by truck and unloaded to our proprietary tanks located adjacent to injection points along our High Plains Pipeline system.
Terminalling, Transportation and Storage
Terminalling Services.  The Partnership entered into a 10-year master terminalling services agreement with Tesoro under which Tesoro is obligated to terminal minimum volumes of refined products equal to an aggregate average of 100,000 bpd each month at our eight refined products terminals and pay us throughput fees for each barrel distributed through our terminals in addition to separate fees, ranging from $0.07 to $1.05 per barrel, for providing related ancillary services such as ethanol blending and additive injection. In addition, we expect to generate additional, uncommitted fee-based revenues from terminalling third-party volumes and volumes from Tesoro in excess of its minimum commitments and from related ancillary services under the master terminalling services agreement.
Salt Lake City (“SLC”) Pipeline Transportation Services.  The Partnership entered into a 10-year pipeline transportation services agreement with Tesoro under which Tesoro pays us a $0.25 per-barrel transportation fee for transporting a minimum volume of crude oils and refined products equal to an average of 54,000 bpd each month on our five SLC short-haul pipelines. We expect to generate additional, uncommitted fee-based revenues from Tesoro for transporting volumes in excess of its minimum throughput commitment under this agreement.
Salt Lake City Storage and Transportation Services.  The Partnership entered into a 10-year storage and transportation services agreement with Tesoro under which Tesoro pays us a $0.50 per-barrel fee each month for storing crude oils and refined products at our SLC storage facility and transporting crude oils and refined products between the storage facility and Tesoro's Utah refinery through our interconnecting pipelines. Tesoro's fees under the SLC storage and transportation services agreement are for the exclusive use of the existing shell capacity of our storage facility (currently 878,000 barrels) and the existing capacity on our interconnecting pipelines, regardless of whether Tesoro fully utilizes all of its contracted capacity.
Other Agreements with Tesoro

In addition to the commercial agreements described above, the Partnership entered into the following agreements with Tesoro with the closing of the initial public offering:

Omnibus Agreement.  The Partnership entered into an omnibus agreement with Tesoro under which Tesoro agrees not to compete with us under certain circumstances. It also grants us a right of first offer to acquire certain of Tesoro's retained logistics assets, including certain terminals, pipelines, docks, storage facilities and other related assets located in California, Alaska and Washington. Further, the omnibus agreement addresses our payment of an annual fee, initially in the amount of $2.5 million, to Tesoro for the provision of various general and administrative services. Tesoro also reimburses the Partnership for certain maintenance capital expenditures and Tesoro's indemnification of us for certain matters, including environmental, title and tax matters.

Under the omnibus agreement, Tesoro, through certain of its subsidiaries, indemnifies the Partnership for unknown environmental liabilities and title and tax matters associated with the ownership or operation of our assets and arising at or before the closing of the Offering. Indemnification is limited to pre-closing events and circumstances identified prior to the earlier of the fifth anniversary of the closing of this offering and the date that Tesoro no longer controls our general partner (provided that, in any event, such date shall not be earlier than the second anniversary of the closing of this offering), and a $0.25 million aggregate annual deductible for each type (environmental liabilities or title and tax matters) before we are entitled to indemnification in any calendar year. We have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Offering.

Operational Services Agreement.  The Partnership entered into an operational services agreement with Tesoro under which we reimburse Tesoro for the provision of certain operational services to us in support of our pipelines, terminals and storage facility. We pay Tesoro an annual fee, initially in the amount of $0.3 million (prorated for the first year of services), for operational services performed by certain of Tesoro's field-level employees at our Mandan terminal and our SLC storage facility.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze the operating segment performance. These metrics are significant factors in assessing the Partnership's operating results and profitability and include: (i) volumes (including pipeline throughput, crude oil trucking volumes and refined products terminal volumes); (ii) operating and maintenance expenses; (iii) EBITDA; and (iv) Distributable Cash Flow.
Volumes.  The amount of revenue the Partnership generates primarily depends on the volumes of crude oils and refined products that we handle with our pipeline and trucking operations and our terminal assets. These volumes are affected by the supply of, and demand for, crude oils and refined products in the markets served directly or indirectly by our assets. Although Tesoro has committed to minimum volumes under the commercial agreements described above, our results of operations will be impacted by the Partnership's ability to:

•	utilize the remaining uncommitted capacity on, or add additional capacity to, our High Plains Pipeline system, and to optimize the entire system;

•
increase throughput volumes on our High Plains Pipeline system by making outlet connections to existing or new third-party pipelines or rail loading facilities, which will be driven by the anticipated supply of and demand for additional crude oils produced from the Bakken Shale/Williston Basin area;

•	increase throughput volumes at our refined products terminals and provide additional ancillary services at those terminals, such as ethanol blending and additive injection; and

•	identify and execute organic expansion projects, and capture incremental Tesoro or third-party volumes.

Additionally, increased throughput will depend on Tesoro transferring volumes that it currently distributes through competing terminals to our Vancouver, Stockton and Los Angeles terminals.
Operating and Maintenance Expenses.  We manage our operating and maintenance expenses in tandem with meeting our environmental and safety requirements and objectives and maintaining the integrity of our assets.  Our operating expenses are comprised primarily of labor expenses, lease costs, utility costs, insurance premiums, repairs and other maintenance costs, and related property taxes.  These expenses generally remain stable across broad ranges of throughput volumes, but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of those expenses.  We seek to manage our maintenance expenditures on our pipelines and terminals by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flows.
Our operating and maintenance expenses are also affected by the imbalance gain and loss provisions in our commercial agreements with Tesoro. Under our High Plains Pipeline transportation services agreement, the Partnership is permitted to retain 0.20% of the crude oils shipped on our High Plains Pipeline system, and Tesoro bears any crude oil volume losses in excess of that amount. Under our master terminalling services agreement, the Partnership is permitted to retain 0.25% of the refined products we handle at our Anchorage, Boise, Burley, Stockton and Vancouver terminals for Tesoro, and we bear any refined product volume losses in excess of that amount. The value of any crude oils or refined product imbalance gains or losses resulting from these contractual provisions are determined by the monthly average prices for the respective commodity, less a specified discount. Any gains and losses under these provisions reduce or increase, respectively, our operating and maintenance expenses in the period in which they are realized.
EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization expense. We define distributable cash flow as EBITDA less cash interest, maintenance capital expenditures and income taxes, if any. Distributable cash flow will not reflect changes in working capital balances. Although we have not quantified distributable cash flow for our Predecessor, the Partnership intends to use distributable cash flow to analyze our performance.

EBITDA and distributable cash flow are non-U.S. GAAP supplemental financial measures that may be used by management and external users of our combined financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

•	our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or financing methods;

•	the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

We believe that the presentation of EBITDA will provide useful information to investors in assessing our financial condition and results of operations. The U.S. GAAP measures most directly comparable to EBITDA are net income and net cash provided by (used in) operating activities. EBITDA should not be considered as an alternative to U.S. GAAP net income or net cash provided by (used in) operating activities. EBITDA has important limitations as an analytical tool, because it excludes some, but not all, items that affect net income and net cash provided by (used in) operating activities. You should not consider EBITDA in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Our definition of EBITDA may not be comparable to similarly titled measures of other companies, because it may be defined differently by other companies in our industry, thereby diminishing its utility.

Factors Affecting the Comparability of Our Financial Results
The Partnership's future results of operations may not be comparable to the Predecessor's historical results of operations for the reasons described below:
Revenues.  There are differences in the way our Predecessor recorded revenues and the way the Partnership records revenues after completion of the Offering. Our assets have historically been a part of the integrated operations of Tesoro, and our Predecessor generally recognized only the costs and did not record revenue associated with the short-haul pipeline, transportation, terminalling, storage or trucking services provided to Tesoro on an intercompany basis. Accordingly, the revenues in our Predecessor's historical condensed combined financial statements relate only to amounts received from third parties for these services and amounts received from Tesoro with respect to transportation regulated by FERC and NDPSC on our High Plains Pipeline system.
The Partnership's revenues are generated by existing third-party contracts and from commercial agreements we entered into with Tesoro at the closing of the Offering under which Tesoro pays us fees for gathering, transporting and storing crude oils and transporting, storing and terminalling refined products. The commercial agreements with Tesoro are described in “Agreements with Tesoro.” The tariff rates for intrastate transportation on our High Plains Pipeline system were recently adjusted to reflect more uniform mileage-based rates that are comparable to rates for similar pipeline gathering and transportation services in the area. This adjustment has created an overall increase in revenues that we receive for committed and uncommitted intrastate transportation services on our High Plains Pipeline system.
General and Administrative Expenses.  Our Predecessor's general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services, such as treasury, accounting and legal services. These expenses were charged, or allocated, to our Predecessor based on the nature of the expenses.
Tesoro continues to charge the Partnership a combination of direct charges for the management and operation of our logistics assets and a fixed annual fee for general corporate services, such as treasury, accounting and legal services. The Partnership also expects to incur additional incremental general and administrative expenses as a result of being a separate publicly-traded partnership.
Financing.  There are differences in the way the Partnership finances operations as compared to the way our Predecessor financed its operations. Historically, our Predecessor's operations were financed as part of Tesoro's integrated operations and our Predecessor did not record any separate costs associated with financing its operations. Additionally, our Predecessor largely relied on internally generated cash flows and capital contributions from Tesoro to satisfy its capital expenditure requirements.
As a separate publicly traded partnership, we intend to make cash distributions to the Partnership's unitholders at an initial distribution rate of $0.3375 per unit per quarter ($1.35 per unit on an annualized basis). We expect that the Partnership will distribute to our unitholders and our general partner most of the cash generated by our operations based on the terms of our cash distribution policy. As a result, we expect to fund future capital expenditures primarily from external sources, including borrowings under our revolving credit facility and future issuances of equity and debt securities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2011 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2010
A discussion and analysis of the factors contributing to our Predecessor's results of operations is presented below. The accompanying condensed combined financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our Predecessor's historical operations, but should not serve as the only criteria for predicting our future performance.
Combined Overview
The following table and discussion is a summary of our Predecessor's combined results of operations for the three months ended March 31, 2011 and 2010, including a reconciliation of EBITDA to net loss and net cash used in operating activities (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues	$6,270	$5,896
Costs and Expenses:
Operating and maintenance expenses	8,708	8,052
Depreciation expense	2,017	1,850
General and administrative expenses	1,359	775
Total Costs and Expenses	12,084	10,677
Net Loss	$(5,814)	$(4,781)
EBITDA (a)	$(3,797)	$(2,931)

Reconciliation of EBITDA to net loss:
Net loss	$(5,814)	$(4,781)
Add: Depreciation expense	2,017	1,850
EBITDA (a)	$(3,797)	$(2,931)

Reconciliation of EBITDA to net cash used in operating activities:
Net cash used in operating activities	$(4,285)	$(3,502)
Changes in assets and liabilities	488	581
Loss on asset disposals	—	(10)
EBITDA (a)	$(3,797)	$(2,931)
____________

(a)	For a definition of EBITDA, see “How We Evaluate Our Operations- EBITDA and Distributable Cash Flow.”
Summary

The Predecessor's net loss in the three months ended March 31, 2011 (“2011 Quarter”) increased $1.0 million, or 22%, to $5.8 million from $4.8 million in the three months ended March 31, 2010 (“2010 Quarter”). The increase in net loss, was primarily due to the following:

•
an increase in operating and maintenance expenses of $0.7 million, or 8%, primarily attributable to a $0.5 million increase in repairs and maintenance expenses along with $0.2 million increase in contract labor expense due to higher rates and fuel surcharges for trucking services despite lower demand for the services; and

•	a significant increase in general and administrative expenses of $0.6 million, or 75%, related to higher stock-based compensation expense allocations to the Predecessor from Tesoro of $0.6 million.

Crude Oil Gathering Segment

The following table and discussion is an explanation of the Predecessor's results of operations of the crude oil gathering segment for the three months ended March 31, 2011 and 2010 (in thousands except volumes):

	Three Months Ended March 31,
	2011	2010
Revenues	$5,587	$4,983
Costs and Expenses:
Operating and maintenance expenses	4,715	4,896
Depreciation expense	785	767
Allocated general and administrative expenses	154	136
Total Costs and Expenses	5,654	5,799
Segment Operating Loss	$(67)	$(816)

Volumes (bpd)
Pipeline	55,301	52,825
Average pipeline revenue per barrel	$1.12	$1.05
Trucking	21,628	23,480

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Volumes. Average pipeline throughput increased approximately 2,500 bpd, or 5%, as a result of increased refinery throughputs in Tesoro's Mid-Continent region in the 2011 Quarter. Average trucking volumes decreased approximately 1,900 bpd, or 8%, due to adverse weather conditions during the winter months that hindered the efficient use of trucking transportation. Certain volumes were supplied using pipeline gathered volumes rather than through trucking.

Financial Results. Revenues increased $0.6 million, or 12%, to $5.6 million for the 2011 Quarter compared to $5.0 million in the 2010 Quarter due to increased pipeline volumes and higher NDPSC tariff rates for the High Plains Pipeline system that went into effect January 12, 2011. Segment operating loss fell $0.7 million, or 92%, to $0.1 million in the 2011 Quarter compared to $0.8 million in the 2010 Quarter. Operating and maintenance expenses declined $0.2 million, or 4%, to $4.7 million in the 2011 Quarter compared to $4.9 million in the 2010 Quarter primarily attributable to higher imbalance settlement gains of $0.5 million in the 2011 Quarter partially offset by a $0.3 million increase in contract labor expense as a result of increased rates and fuel surcharges for trucking services.

Depreciation expense was unchanged at $0.8 million for the 2011 Quarter compared to the 2010 Quarter as minor amounts of assets were placed in service or retired during both periods. Allocated general and administrative expenses to our Predecessor were relatively flat as compared to the 2010 Quarter.

Terminalling, Transportation and Storage Segment

The following table and discussion is an explanation of the Predecessor's results of operations of the terminalling, transportation and storage segment for the three months ended March 31, 2011 and 2010 (in thousands except volumes):

	Three Months Ended March 31,
	2011	2010
Revenues (b)	$683	$913
Costs and Expenses:
Operating and maintenance expenses	3,993	3,156
Depreciation expense	1,232	1,083
Allocated general and administrative expenses	56	89
Total Costs and Expenses	5,281	4,328
Segment Operating Loss	$(4,598)	$(3,415)

Volumes (bpd)
Terminal throughput	121,546	110,003
Short-haul pipeline throughput (c)	62,173	45,765
____________

(b)
Historically, no affiliate revenue was recognized by our Predecessor in the terminalling, transportation and storage segment of the Predecessor. Volumes include both affiliate and third-party throughput.

(c)	Average daily throughput volumes were lower in the 2010 Quarter due to a scheduled turnaround at Tesoro's Utah refinery in March 2010.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Volumes. Throughput volumes increased approximately 11,500 bpd, or 10%, and 16,400 bpd, or 36%, for terminal and short-haul pipeline, respectively, in the 2011 Quarter compared to the 2010 Quarter as a result of a 21% increase in throughputs at related Tesoro refineries in the 2011 Quarter and a scheduled turnaround at Tesoro's Utah refinery in 2010 Quarter.
Financial Results. Revenues decreased $0.2 million, or 25%, to $0.7 million in the 2011 Quarter compared to $0.9 million in the 2010 Quarter due to a decline in third-party throughput activity at our Anchorage and Vancouver terminals. Third-party throughput activity was the sole source of revenue for this segment as our Predecessor generally recognized only the costs and did not record intercompany revenue associated with the short-haul pipeline, terminalling, transportation or storage services provided to Tesoro. Accordingly, our Predecessor's revenues relate only to amounts received from third parties for these services, while the volumes listed above include Tesoro throughput activity.

Segment operating loss increased $1.2 million, or 35%, to $4.6 million in the 2011 Quarter compared to $3.4 million in the 2010 Quarter primarily due to higher expenses. Operating and maintenance expenses increased $0.8 million, or 27%, to $4.0 million in the 2011 Quarter, compared to $3.2 million in the 2010 Quarter, primarily related to higher repairs and maintenance expense of $0.5 million due to maintenance on the SLC short-haul refined products pipeline.

Depreciation expense increased $0.1 million, or 14%, to $1.2 million in the 2011 Quarter compared to $1.1 million in the 2010 Quarter as a result of minimal assets placed in service after the 2010 Quarter. Allocated general and administrative expenses to our Predecessor were relatively flat.

CAPITAL RESOURCES AND LIQUIDITY
Historically, the Predecessor's sources of liquidity included cash generated from operations and funding from Tesoro. Cash receipts were deposited in Tesoro's bank accounts and all cash disbursements were made from these accounts. As such, historically, our Predecessor's financial statements have reflected no cash balances. The Partnership has separate bank accounts, but Tesoro provides treasury services on our general partner's behalf pursuant to the omnibus agreement. Tesoro retained the working capital related to our Predecessor at the closing of the Offering, as the asset and liability balances represented our Predecessor's transactions prior to the closing of the Offering.
The Partnership retained $3.0 million of the net proceeds from the Offering for working capital needs, and we expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and minimum quarterly cash distributions.
The Partnership intends to pay a minimum quarterly distribution of $0.3375 per unit per quarter, which equates to $10.5 million per quarter, or $42.0 million per year, based on the number of common, subordinated and general partner units outstanding after completion of the Offering. We do not have a legal obligation to pay this distribution.
Revolving Credit Facility
The Partnership entered into a senior secured revolving credit agreement (“Revolving Credit Facility”), concurrent with the closing of the Offering, with a syndicate of banks and financial institutions, including Bank of America, N.A., as administrative agent. The Revolving Credit Facility provides for total loan availability of $150.0 million and permits us to request that the capacity be increased up to an aggregate of $300.0 million, subject to receiving increased commitments from the lenders. The Partnership borrowed $50.0 million under the Revolving Credit Facility, at the closing of the Offering, in order to fund a cash distribution to Tesoro in addition to the $280.0 million net distribution related to IPO proceeds in consideration for contributed assets and to reimburse them for certain capital expenditures incurred with respect to the assets. The Revolving Credit Facility is non-recourse to Tesoro and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings available under the Revolving Credit Facility are up to the total available revolving capacity of the facility. The Revolving Credit Facility is scheduled to mature on April 25, 2014.
Borrowings bear interest at either a base rate (3.25% as of April 26, 2011) plus an applicable margin, or a Eurodollar rate (0.21% as of April 26, 2011), plus an applicable margin. The applicable margin at April 26, 2011, was 1.50% in the case of the base rate and 2.50% in the case of the Eurodollar but varies based upon our Consolidated Leverage Ratio, as defined. The annual rate of commitment fees is 0.50%.
The Revolving Credit Facility contains affirmative and negative covenants that, among other things, limit or restrict the Partnership's ability (as well as the ability of our subsidiaries) to:

•	incur additional indebtedness and incur liens on assets to secure certain debt;

•	make certain restricted payments;

•	make distributions from our subsidiaries;

•	dispose of assets unless the proceeds from those sales are used to repay debt or are reinvested in our business;

•	make certain amendments, modifications or supplements to organization documents and material contracts;

•	engage in certain business activities;

•	engage in certain mergers or consolidations and transfers of assets; and

•	enter into transactions with affiliates.

Additionally, covenants require TLLP to maintain certain interest coverage and leverage ratios.

Cash Flow Summary
Components of our Predecessor's cash flows are set forth below (in thousands):

	Three Months Ended March 31,
	2011	2010
Cash Flows From (Used in):
Operating Activities	$(4,285)	$(3,502)
Investing Activities	(419)	(937)
Financing Activities	4,704	4,439
Increase (Decrease) in Cash and Cash Equivalents	$—	$—

Operating Activities. Net cash used in operating activities of our Predecessor increased $0.8 million, or 22%, to $4.3 million for the 2011 Quarter from $3.5 million for the 2010 Quarter. The increase was driven by the increased net loss of $1.0 million, explained under “Results of Operations-Summary,” predominantly attributable to the rise in operating and maintenance expenses and allocated stock-based compensation expense. The increase in net loss was partially offset by a corresponding $0.2 million increase in depreciation expense.

Investing Activities. Net cash used in investing activities of our Predecessor for the 2011 Quarter decreased $0.5 million, or 55%, to $0.4 million from $0.9 million for the 2010 Quarter as a result of significant cash payments in the 2010 Quarter on payables related to capital spending in the fourth quarter of 2009.
Financing Activities. Net cash provided by financing activities of our Predecessor for the 2011 Quarter increased $0.3 million, or 6%, to $4.7 million from $4.4 million for the 2010 Quarter as higher capital contributions from Tesoro were required to fund the increase in net loss. Our Predecessor's sources of liquidity included cash generated from operations and funding from Tesoro.
Working capital. Working capital requirements (excluding cash) of our Predecessor decreased $0.2 million at March 31, 2011 from $1.2 million at December 31, 2010 primarily due to an increase in prepaid expenses and a decrease in trade accounts payable.
Capital Expenditures
The Partnership's operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements have consisted of and are expected to continue to consist of maintenance capital expenditures and expansion capital expenditures. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address environmental regulations. Expansion capital expenditures include expenditures to acquire assets and expand existing facilities that increase throughput capacity on our pipelines and in our terminals or increase storage capacity at our storage facilities.

Capital spending by our Predecessor during the 2011 Quarter was $0.5 million. For the remainder of 2011, the Partnership estimates that total capital expenditures will be $11.3 million. We anticipate that these capital expenditures will be funded primarily with cash from operations and borrowings under our revolving credit facility.

Our 2011 Quarter and 2011 full-year expected capital spending amounts are comprised of the following:

	Percent of 2011 Quarter Capital Spending	Percent of 2011 Expected Capital Spending
Project Category
Maintenance	20%	30%
Expansion	80%	70%

The following discussion describes our capital spending plan for 2011:
Maintenance capital expenditures. Maintenance capital spending decreased $0.2 million, or 64%, to $0.1 million in the 2011 Quarter compared to $0.3 million in the 2010 Quarter primarily related to a piping project at our Vancouver terminal, which was placed in service at the end of 2010. We estimate that our maintenance capital expenditures for the remainder of 2011 will be approximately $3.3 million for anticipated capital projects related to our High Plains Pipeline system, SLC short-haul pipeline and terminal integrity projects, and tank maintenance and rack loading equipment at certain of our terminals.

Expansion capital expenditures. Expansion capital spending increased $0.3 million, or 177%, to $0.4 million in the 2011 Quarter compared to $0.1 million in the 2010 Quarter primarily related to 2011 expenditures for the SLC terminal ethanol blending project. We estimate that our expansion capital expenditures for the remainder of 2011 will be approximately $8.0 million. Our capital budget includes $6.0 to $7.0 million of expected spending beginning in 2011 on additional truck unloading, tankage and pumping capacity on the High Plains Pipeline system related to Tesoro's announced expansion of their North Dakota refinery. We expect these projects to be completed by the second quarter of 2012, subject to permitting requirements.

In addition, the remaining expansion capital expenditures in 2011 will be attributed to several projects to expand the services offered and capacity of our terminals. We expect to spend approximately $2.4 million in total on the addition of ethanol blending capabilities at our SLC and Burley terminals and approximately $2.0 million in total at our Los Angeles terminal to add the ability to unload transmix for transportation to Tesoro's Los Angeles refinery. Additionally, we expect to spend approximately $4.5 million in total at our Stockton terminal to add 8,000 bpd of additional storage capacity that will allow us to increase the volume delivered through our terminal.

Environmental and Other Matters
Environmental Regulation.  We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment or otherwise relate to protection of the environment. Compliance with these laws and regulations may require us to remediate environmental damage from any discharge of petroleum or chemical substances from our facilities or require us to install additional pollution control equipment on our equipment and facilities. Our failure to comply with these or any other environmental or safety-related regulations could result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of injunctions that may subject us to additional operational constraints.
Future expenditures may be required to comply with the Clean Air Act and other federal, state and local requirements for our various sites, including our storage facility, pipelines and refined products terminals. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our financial position, results of operations and liquidity. Tesoro indemnifies us for certain of these costs as described in the omnibus agreement.
Environmental Liabilities.  Tesoro has been party to various litigation and contingent loss matters, including environmental matters, arising in the ordinary course of business. The outcome of these matters cannot always be accurately predicted, but our Predecessor has recognized historical liabilities for these matters based on estimates and applicable accounting guidelines and principles.  These liabilities were based on engineering estimates, expected timing, extent of remedial actions required by governing agencies and experience gained from similar sites for which environmental assessments or remediation have been completed. It is reasonably possible that the estimates will change and that additional remediation costs could be incurred as more information becomes available.
Accrued liabilities for estimated site remediation costs to be incurred in the future at our facilities and properties have been included in our Predecessor's condensed combined financial statements. Liabilities were recorded when site restoration and environmental remediation and cleanup obligations were considered probable and could be reasonably estimated. As of March 31, 2011 and December 31, 2010, environmental liabilities of $2.0 million and $2.1 million, respectively, were accrued for groundwater and soil remediation projects at our Stockton, Burley and Anchorage terminals.
We are currently, and expect to continue, incurring expenses for environmental cleanup at a number of our pipelines, terminals and storage facilities. As part of the omnibus agreement, Tesoro indemnifies the Partnership for environmental liabilities associated with the operation of our assets prior to the closing of the Offering. Indemnification is limited to pre-closing events and circumstances identified prior to the earlier of the fifth anniversary of the closing of the Offering and the date that Tesoro no longer controls our general partner (provided that, in any event, such date shall not be earlier than the second anniversary of the closing of the Offering), and a $0.25 million aggregate annual deductible before we are entitled to indemnification in any calendar year. Neither we nor our general partner has any contractual obligation to investigate or identify any such unknown environmental liabilities after the closing of this Offering. We have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of this Offering and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (including information incorporated by reference) includes and references "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, expectations regarding revenues, cash flows, capital expenditures, and other financial items. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, and profitability. We have used the words "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will", "would" and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q, which speak only as of the date the statements were made.
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect.
The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	the effects of the global economic downturn on Tesoro's business and the business of its suppliers, customers, business partners and lenders;

•	the suspension, reduction or termination of Tesoro's obligation under our commercial agreements and our operational services agreement;

•	a material decrease in the refining margins at Tesoro's refineries;

•	a material decrease in the crude oil produced in the Bakken Shale/Williston Basin area;

•	the risk of contract cancellation, non-renewal or failure to perform by Tesoro's customers, and Tesoro's inability to replace such contracts and/or customers;

•	disruptions due to equipment interruption or failure at our facilities, Tesoro's facilities or third-party facilities on which Tesoro's business is dependent;

•	changes in capital requirements or in execution of planned capital projects;

•	the timing and extent of changes in commodity prices and demand for Tesoro's refined products, and the availability and costs of crude oils and other refinery feedstocks;

•	operational hazards inherent in refining operations and in transporting and storing crude oils and refined products;

•	Tesoro's ability to remain in compliance with the terms of its outstanding indebtedness;

•	changes in our cash flow from operations;

•	changes in the cost or availability of third-party vessels, pipelines and other means of delivering and transporting crude oils, feedstocks and refined products;

•	actions of customers and competitors;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	political developments;

•	changes in Tesoro's crude oil and refined product inventory levels and carrying costs;

•	seasonal variations in demand for refined products;

•
state and federal environmental, economic, health and safety, energy, tax and other policies and regulations, any changes therein, and any legal or regulatory investigations, delays or other factors beyond our control;

•	risks related to labor relations and workplace safety;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any accruals which affect us or Tesoro;

•	weather conditions affecting our or Tesoro's operations or the areas in which Tesoro markets its refined products; and

•	earthquakes or other natural disasters affecting operations.

Many of these factors are described in greater detail in our prospectus dated April 19, 2011, as filed with the SEC on April 21, 2011. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not own the refined products or crude oils that are shipped through our pipelines, distributed through our terminals, or held in our storage facilities, and because all of our commercial agreements with Tesoro, other than our master terminalling services agreement, require Tesoro to bear the risk of any volume loss relating to the services we provide, we have minimal direct exposure to risks associated with fluctuating commodity prices. In addition, our commercial agreements with Tesoro are indexed to inflation and contain fuel surcharge provisions that are designed to substantially mitigate our exposure to increases in diesel fuel prices and the cost of other supplies used in our business. We do not intend to hedge our exposure to commodity risk related to imbalance gains and losses or to diesel fuel or other supply costs.
Debt that the Partnership incurs under our revolving credit facility bears interest at a variable rate and expose us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. Concurrent with the closing of our Offering, we borrowed $50.0 million under our revolving credit facility.  With all other variables held constant, a 1.0% change in the interest rate associated with this borrowing would result in a $0.5 million change in interest expense.  Any change in interest rates would affect cash flows, but not the fair value of the debt we incur under our revolving credit facility. We do not currently have in place any hedges or forward contracts to hedge our exposure to interest rate risks.
ITEM 4. CONTROLS AND PROCEDURES

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K will not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. Except for the adoption of certain changes in corporate governance as described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We adopted certain changes in corporate governance in order to strengthen our corporate governance and comply with the requirements of the New York Stock Exchange. These changes included the appointment of an independent member of the Board of Directors, the establishment of Corporate Governance Guidelines, the adoption of an Audit Committee Charter, the adoption of a Code of Business Conduct policy and the adoption of an Insider Trading policy. We also established a Disclosure Committee consisting of the Chief Financial Officer and certain members of management, in order to enhance our Disclosure Controls and Internal Control over Financial Reporting. Other than these changes, there have been no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934 that occurred during the quarter ended March 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Although the Partnership may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or cash flows. We are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us.
ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed under the heading “Risk Factors” in our prospectus dated April 19, 2011, as filed with the SEC on April 21, 2011.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 19, 2011, our Registration Statement on Form S-1 (SEC File No.: 333-171525), as amended, that we filed with the SEC relating to our Offering became effective. The managing underwriter was Citigroup Global Markets Inc. The closing date of our Offering was April 26, 2011, and the Partnership sold 14,950,000 common units to the public, which included a 1,950,000 unit overallotment option that was exercised by the underwriters on April 20, 2011. The sales price was $21.00 per common unit, resulting in total gross proceeds of approximately $314.0 million. In addition, concurrent with the closing of our Offering, the Partnership entered into and borrowed $50.0 million under our $150.0 million revolving credit facility. A summary of the proceeds received and the use of proceeds were as follows (in millions):

Proceeds Received:
Sale of common units	$314.0
Borrowing under credit facility	50.0
$364.0

Use of proceeds:
Underwriting discount	$19.6
Professional fees and other offering costs	9.4
Deferred debt issuance costs	2.0
Retained for working capital	3.0
Distributed to Tesoro Corporation	330.0
$364.0

Upon completion of our Offering we have approximately $3.0 million of working capital exclusive of the $50.0 million drawn on our revolving credit facility, which we borrowed and funded an additional distribution to Tesoro. After drawing $50.0 million on our revolving credit facility, we now have $100.0 million in availability.

ITEM 5. OTHER INFORMATION
Election of Directors

Effective May 24, 2011, Tesoro Logistics LP (“the Partnership”) named two independent members, Mary F. Morgan and Thomas C. O'Connor, to the Board of Directors (the “Board”) and concurrently increased the number of directors from five to seven effective immediately.
The Board determined that Ms. Morgan and Mr. O'Connor meet the independence requirements under the rules of the New York Stock Exchange and the Registrant's independence standards and that there are no transactions between Ms. Morgan or Mr. O'Connor and the Registrant that would require disclosure under Item 404(a) of Regulation S-K.
Ms. Morgan and Mr. O'Connor will receive a pro-rated portion of the Company's non-employee director compensation which provides for an annual retainer of $95,000, payable $45,000 in cash and $50,000 in a unit-based award of phantom limited partnership units. Unit-based awards granted to non-employee directors under the annual compensation package or upon first election to the board of directors under our long-term incentive plan, will vest one year from the date of grant, contingent on continued service by the director. Cash distributions may be paid on equity-based awards and distributed at the time such awards vest.
At the time of this filing, it is anticipated Ms. Morgan and Mr. O'Connor will be named to the audit committee. The Press Release announcing the election of Ms. Morgan and Mr. O'Connor is filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit

3.1
Certificate of Limited Partnership of Tesoro Logistics LP (incorporated by reference herein to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed on January 4, 2011, File No. 333-171525).

3.2
Certificate of Formation of Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 3.3 to the Company's Registration Statement on Form S-1 filed on January 4, 2011, File No. 333-171525).

3.3
First Amended and Restated Agreement of Limited Partnership of Tesoro Logistics LP dated April 26, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

3.4
Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC dated April 25, 2011 (incorporated by reference herein to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.1
Credit Agreement, dated as of April 26, 2011, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent and L/C Issuer and lender, and other lender party thereto (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.2
Contribution, Conveyance and Assumption Agreement, dated as of April 26, 2011, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation, Tesoro Alaska Company, Tesoro Refining and Marketing Company and Tesoro High Plains Pipeline Company LLC (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

#10.3
Tesoro Logistics LP 2011 Long-Term Incentive Plan, adopted as of March 31, 2011 (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.4
Omnibus Agreement, dated as of April 26, 2011, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.5
Operational Services Agreement, dated as of April 26, 2011, among Tesoro Companies, Inc., Tesoro Refining and Marketing Company, Tesoro Alaska Company, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC and Tesoro High Plains Pipeline Company LLC (incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.6
Transportation Services Agreement (High Plains Pipeline System), dated as of April 26, 2011, between Tesoro High Plains Pipeline Company LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.7
Trucking Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

†10.8
Master Terminalling Services Agreement, dated as of April 26, 2011, among Tesoro Refining and Marketing Company, Tesoro Alaska Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.9
Transportation Services Agreement (SLC Short Haul Pipelines), dated as of April 26, 2011, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.10
Salt Lake City Storage and Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

Exhibit Number	Description of Exhibit

10.11
Terminal Sublease, dated as of April 26, 2011, between Tesoro Alaska Company, as Landlord, and Tesoro Alaska Logistics LLC, as Tenant (incorporated by reference herein to Exhibit 10.11 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

#10.12
Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Performance Phantom Unit Agreement (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 20, 2011, File No. 1-35143).

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Press Release announcing new members to the Board of Directors dated May 24, 2011.

*	Filed herewith.
#	Compensatory plan or arrangement.
†
Confidential treatment has been granted for certain portions of this Exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO LOGISTICS LP

	By:	Tesoro Logistics GP, LLC
Its General Partner

Date: May 26, 2011	By:	/s/ GREGORY J. GOFF
Gregory J. Goff
Chairman of the Board of Directors and Chief Executive Officer

Date: May 26, 2011	By:	/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Director, Vice President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1
Certificate of Limited Partnership of Tesoro Logistics LP (incorporated by reference herein to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed on January 4, 2011, File No. 333-171525).

3.2
Certificate of Formation of Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 3.3 to the Company's Registration Statement on Form S-1 filed on January 4, 2011, File No. 333-171525).

3.3
First Amended and Restated Agreement of Limited Partnership of Tesoro Logistics LP dated April 26, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

3.4
Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC dated April 25, 2011 (incorporated by reference herein to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.1
Credit Agreement, dated as of April 26, 2011, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent and L/C Issuer and lender, and other lender party thereto (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.2
Contribution, Conveyance and Assumption Agreement, dated as of April 26, 2011, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation, Tesoro Alaska Company, Tesoro Refining and Marketing Company and Tesoro High Plains Pipeline Company LLC (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

#10.3
Tesoro Logistics LP 2011 Long-Term Incentive Plan, adopted as of March 31, 2011 (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.4
Omnibus Agreement, dated as of April 26, 2011, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.5
Operational Services Agreement, dated as of April 26, 2011, among Tesoro Companies, Inc., Tesoro Refining and Marketing Company, Tesoro Alaska Company, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC and Tesoro High Plains Pipeline Company LLC (incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.6
Transportation Services Agreement (High Plains Pipeline System), dated as of April 26, 2011, between Tesoro High Plains Pipeline Company LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.7
Trucking Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

†10.8
Master Terminalling Services Agreement, dated as of April 26, 2011, among Tesoro Refining and Marketing Company, Tesoro Alaska Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.9
Transportation Services Agreement (SLC Short Haul Pipelines), dated as of April 26, 2011, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.10
Salt Lake City Storage and Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.11
Terminal Sublease, dated as of April 26, 2011, between Tesoro Alaska Company, as Landlord, and Tesoro Alaska Logistics LLC, as Tenant (incorporated by reference herein to Exhibit 10.11 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

#10.12
Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Performance Phantom Unit Agreement (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 20, 2011, File No. 1-35143).

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Press Release announcing new members to the Board of Directors dated May 24, 2011.

*	Filed herewith.
#	Compensatory plan or arrangement.
†
Confidential treatment has been granted for certain portions of this Exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Securities and Exchange Commission.