Form 10-Q
period 2011-06-30
TESORO LOGISTICS LP
filed 2011-08-10
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated file ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑
The registrant had 14,950,000 common units outstanding at August 5, 2011.

TESORO LOGISTICS LP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010
		Predecessor
	(Dollars in thousands, except unit amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,966	$—
Receivables, less allowance for doubtful accounts
Trade	469	233
Affiliate	7,660	3,738
Other current assets	1,162	—
Total Current Assets	19,257	3,971
NET PROPERTY, PLANT AND EQUIPMENT	133,617	131,490
OTHER NONCURRENT ASSETS	1,883	116
Total Assets	$154,757	$135,577

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable
Trade	$1,108	$1,619
Affiliate	3,672	299
Accrued liabilities	2,410	3,238
Total Current Liabilities	7,190	5,156
OTHER NONCURRENT LIABILITIES	43	1,594
DEBT	50,000	—
COMMITMENTS AND CONTINGENCIES (Note K)
EQUITY
Predecessor division equity	—	128,827
Common unitholders - public (14,950,000 units issued and outstanding)	291,922	—
Common unitholders - Tesoro (304,890 units issued)	(59,188)	—
Subordinated unitholders - Tesoro (15,254,890 units issued)	(137,109)	—
General partner - Tesoro (622,649 units issued)	1,899	—
Total Equity	97,524	128,827
Total Liabilities and Equity	$154,757	$135,577

See accompanying notes to condensed consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		Predecessor		Predecessor
REVENUES	(Dollars in thousands, except unit and per unit amounts)
Affiliate	$18,878	$3,987	$24,440	$8,942
Third-party	888	935	1,596	1,876
Total Revenues	19,766	4,922	26,036	10,818
COSTS AND EXPENSES
Operating and maintenance expenses	8,141	8,081	16,849	16,124
Depreciation and amortization expense	2,020	2,129	4,037	3,979
General and administrative expenses	2,056	716	3,415	1,491
Loss on asset disposals	1	427	1	436
Total Costs and Expenses	12,218	11,353	24,302	22,030
OPERATING INCOME (LOSS)	7,548	(6,431)	1,734	(11,212)
Interest and financing costs, net	(461)	—	(461)	—
NET INCOME (LOSS)	$7,087	$(6,431)	$1,273	$(11,212)

Less: Predecessor loss prior to initial public offering on April 26, 2011	(808)		(6,622)
Net income subsequent to initial public offering	7,895		7,895
Less: General partner's interest in net income subsequent to initial public offering	157		157
Limited partners' interest in net income subsequent to initial public offering	$7,738		$7,738

Net income per limited partner unit:
Common	$0.25		$0.25
Subordinated - Tesoro	$0.25		$0.25

Limited partner units outstanding:
Common units - Public	14,950,000		14,950,000
Common units - Tesoro	304,890		304,890
Subordinated units - Tesoro	15,254,890		15,254,890

See accompanying notes to condensed consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
		Predecessor
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(Dollars in thousands)
Net income (loss)	$1,273	$(11,212)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization expense	4,037	3,979
Amortization of debt issuance costs	111	—
Unit-based compensation expense	123	—
Loss on asset disposals	1	436
Changes in current assets:
Receivables - trade	(336)	(107)
Receivables - affiliate	(5,504)	437
Other current assets	(1,298)	—
Changes in current liabilities:
Accounts payable - trade	(34)	110
Accounts payable - affiliate	3,636	20
Accrued liabilities	2,747	(372)
Other noncurrent assets and liabilities	(199)	363
Net cash from (used in) operating activities	4,557	(6,346)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(1,375)	(1,518)
Net cash used in investing activities	(1,375)	(1,518)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common units, net of underwriters' discount	294,328	—
Distributions to General Partner	(50,000)	—
Distributions to Common unitholders - Tesoro	(69,927)	—
Distributions to Subordinated unitholders	(213,353)	—
Borrowings under revolving credit agreement	50,000	—
Offering costs	(6,196)	—
Deferred debt issuance costs	(1,852)	—
Sponsor contribution of division equity to the Predecessor	3,486	7,864
Reimbursement for capital expenditures	298	—
Net cash from financing activities	6,784	7,864
INCREASE IN CASH AND CASH EQUIVALENTS	9,966	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,966	$—
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid, net of capitalized interest	$11	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Capital expenditures included in accounts payable and accrued expenses at period end	$589	$118
Transfer of property, plant and equipment from Sponsor, net of accumulated depreciation	$4,399	$—
Working capital requirements retained by Sponsor	$4,389	$—
See accompanying notes to condensed consolidated financial statements.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used in this report, the terms "Tesoro Logistics LP," "we," "us," or "our" may refer to Tesoro Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole. The information presented in this Quarterly Report on Form 10-Q contains the unaudited condensed combined financial results of Tesoro Logistics LP Predecessor ("Predecessor"), our predecessor for accounting purposes, for periods presented through April 25, 2011. The condensed consolidated financial results for the three and six months ended June 30, 2011 also include the results of operations for Tesoro Logistics LP (“TLLP” or the “Partnership”) for the period beginning April 26, 2011, the date TLLP commenced operations. The balance sheet as of June 30, 2011 presents solely the condensed consolidated financial position of the Partnership.

Organization

TLLP is a Delaware limited partnership formed in December 2010 by Tesoro Corporation ("Tesoro" or our "Sponsor") and its wholly owned subsidiary, Tesoro Logistics GP, LLC, our general partner. On April 26, 2011, we completed our initial public offering (the “Offering”) of 14,950,000 common units (amount includes 1,950,000 common units issued pursuant to the exercise of the underwriters' over-allotment option on April 20, 2011), representing limited partner interests.

After completion of the offering, the Partnership includes the assets, liabilities and results of operations of certain crude oil gathering and refined products terminalling, transportation and storage assets, previously operated and owned by Tesoro Alaska Company, Tesoro Refining and Marketing Company (“TRMC”) and Tesoro High Plains Pipeline Company LLC.  Prior to completion of the Offering, the assets, liabilities and results of operations of the aforementioned assets related to our Predecessor.

Basis of Presentation

The interim condensed consolidated financial statements and notes thereto have been prepared by management without audit according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to fairly present the information. The accompanying interim condensed consolidated financial statements and notes should be read in conjunction with the condensed combined financial statements of our Predecessor and notes thereto included in our prospectus dated April 19, 2011, as filed with the SEC on April 21, 2011.

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates. The results of operations of the Partnership or our Predecessor for any interim period are not necessarily indicative of results for the full year.

Summary of Significant Accounting Policies

Revenue Recognition. The Partnership generates revenue by charging fees for gathering, transporting and storing crude oil and for terminalling, transporting and storing refined products. Revenues are recognized as crude oil and refined products are shipped through, delivered by or stored in our pipelines, terminals and storage facility assets and transported by trucking operations, as applicable. All revenues are based on regulated tariff rates or contractual rates. Effective April 26, 2011, we began recording fees for services rendered to affiliates with respect to trucking, terminal, storage and short-haul pipeline transportation services.

Billings to affiliate customers for obligations under their quarterly minimum revenue commitments (shortfall payments) are recorded as deferred revenue if they have the right to receive future services for these billings. The balance of deferred revenue as of June 30, 2011 represents advanced billings as there were no shortfall payments recorded. The revenue is recognized at the earlier of:

•	the customer receiving the future services provided by these billings;

•	the expiration of the period in which the customer is contractually allowed to receive the services (typically 3 months); or

•	the determination that future services will not be required.

The only historic revenues reflected in the financial statements of our Predecessor are amounts received from third-party use of our pipelines and terminals, and amounts received from Tesoro with respect to transportation regulated by the Federal Energy Regulatory Commission ("FERC") and the North Dakota Public Service Commission ("NDPSC") on our High Plains system. Tesoro was not charged fees for services rendered with respect to any trucking, terminal, storage or short-haul pipeline transportation services prior to April 26, 2011, as they were operated as a component of Tesoro's petroleum refining and marketing businesses.

Imbalances. We experience volume gains and losses, which we sometimes refer to as imbalances, within our pipelines, terminals and storage facilities due to pressure and temperature changes, evaporation and variances in meter readings and in other measurement methods. As provided by the tariff rules and regulations on our High Plains system, we are permitted to retain 0.20% of the crude oil shipped on our High Plains system, and Tesoro bears any crude oil volume losses in excess of that amount. Under our master terminalling services agreement, we are permitted to retain 0.25% of the refined products we handle at our Anchorage, Boise, Burley, Stockton and Vancouver terminals for Tesoro, and we bear any refined product volume losses in excess of that amount. The value of any crude oil or refined product imbalance losses resulting from these contractual provisions is determined by reference to the monthly average market reference price for the applicable commodity, less a specified discount. For all of our other terminals, and under our other commercial agreements with Tesoro, we have no obligation to measure volume losses and have no liability for physical losses.

Net Income per Limited Partner Unit. We have identified the general partner interest and the incentive distribution rights ("IDRs") as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the partnership agreement. Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners' interest in net income, after deducting the general partner's 2% interest and incentive distributions, by the weighted-average number of outstanding common and subordinated units. As of June 30, 2011 the weighted-average number of units outstanding equals the total number of units outstanding.

Income Taxes. We are a limited partnership and generally are not subject to federal or state income taxes. Accordingly, our taxable income or loss, which may vary substantially from income or loss reported for financial reporting purposes, is generally included in the federal and state income tax returns of our partners. Distributions by a partnership to a partner are generally not taxable to the partnership.

Unit-based Compensation. Our general partner provides unit-based compensation to officers and non-employee directors for the Partnership, which includes service and performance vesting phantom unit awards. The fair value of our service phantom unit awards on the date of grant is equal to the market price of our common units. We estimate the grant date fair value of performance phantom unit awards using a Monte Carlo simulation at the inception of the award. We amortize the fair value over the vesting period, generally three years for officers and one year for non-employee directors, using the straight-line method. The phantom unit awards are settled in TLLP common units. Expenses related to unit-based compensation are included in general and administrative expenses.

New Accounting Standards

Presentation of Comprehensive Income. The Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") in June 2011 regarding the presentation of comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, the Partnership must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Fair Value Measurements and Disclosures. The FASB issued ASU 2011-04 in May 2011 related to fair value measurements and disclosures to achieve common fair value measurements and additional consistency of disclosures between U.S. GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. Some of the changes include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, and (3) quantitative information required for fair value measurements categorized within level 3 of the fair value hierarchy. In addition, this ASU requires additional disclosure for level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

NOTE B - INITIAL PUBLIC OFFERING

Initial Public Offering ("IPO"). On April 20, 2011, the Partnership's common units began trading on the New York Stock Exchange under the symbol “TLLP.” On April 26, 2011, we closed our Offering of 14,950,000 common units at a price of $21.00 per unit, which included a 1,950,000 unit over-allotment option that was exercised by the underwriters.

All of our net property, plant and equipment was contributed by Tesoro and its subsidiaries in exchange for:

•	304,890 common units and 15,254,890 subordinated units, representing an approximate aggregate 50% interest, excluding the general partner interest, in TLLP;

•	all of the incentive distribution rights (as discussed in TLLP's partnership agreement);

•	622,649 general partner units, representing a 2% general partner interest; and

•	an aggregate cash distribution of $333.0 million.

We received net proceeds of $286.0 million from the sale of 14,950,000 common units, after offering expenses (the “Offering Costs”) and debt issuance costs of approximately $28.0 million and retained $3.0 million of these proceeds for working capital purposes before the cash distribution to Tesoro. We borrowed $50.0 million under a senior secured revolving credit agreement (the "Revolving Credit Facility") at the closing of the Offering (see Note J for more information regarding the Revolving Credit Facility), in order to fund a cash distribution to Tesoro in addition to the $283.0 million net distribution related to IPO proceeds in consideration for contributed assets and to reimburse them for certain capital expenditures incurred with respect to the assets.

Reconciliation of Cash Proceeds (in millions)
Total proceeds from the Offering	$314
Less: Offering Costs, net of debt issuance costs	(26)
Proceeds from the Offering, net of Offering Costs	288
Less: Debt issuance costs	(2)
Net proceeds from the Offering	286
Less: Cash retained by TLLP	(3)
Net proceeds distributed to Tesoro from the Offering	283
Add: Borrowings under the Revolving Credit Facility	50
Distribution to Tesoro	$333

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE C - RELATED-PARTY TRANSACTIONS

Commercial Agreements. The Partnership entered into various long-term, fee-based commercial agreements with Tesoro at the closing of the Offering under which we provide various pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products. If, in any calendar month, Tesoro fails to meet its minimum volume commitments under these agreements, it will be required to pay us a shortfall payment. These shortfall payments may be applied as a credit against any amounts due above their minimum volume commitments for up to three months after the shortfall payment was made. We believe the terms and conditions under these agreements, as well as our other initial agreements with Tesoro described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. These commercial agreements with Tesoro include:

•	a 10-year pipeline transportation services agreement under which Tesoro pays the Partnership fees for gathering and transporting crude oil on our High Plains system;

•
a two-year crude oil trucking transportation services agreement under which Tesoro pays the Partnership fees for trucking related services and scheduling and dispatching services that we provide through our High Plains truck-based crude oil gathering operation;

•	a 10-year master terminalling services agreement under which Tesoro pays the Partnership fees for providing terminalling services at our eight refined products terminals;

•
a 10-year pipeline transportation services agreement under which Tesoro pays the Partnership fees for transporting crude oil and refined products on our five Salt Lake City (“SLC”) short-haul pipelines; and

•
a 10-year storage and transportation services agreement under which Tesoro pays the Partnership fees for storing crude oil and refined products at our SLC storage facility and transporting crude oil and refined products between the storage facility and Tesoro's Utah refinery through interconnecting pipelines on a dedicated basis.

Each of these agreements, other than the SLC storage and transportation services agreement, contain minimum volume commitments. Tesoro's fees under the SLC storage and transportation services agreement are for the exclusive use of the existing shell capacity at our SLC storage facility and on our pipelines connecting the storage facility to Tesoro's Utah refinery. The fees under each agreement are indexed for inflation and, except for the trucking transportation services agreement, give Tesoro the option to renew for two five-year terms. The trucking transportation services agreement will renew automatically for up to four successive two-year terms unless earlier terminated by us or Tesoro. Additionally, these agreements include provisions that permit Tesoro to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur after one year of continuing minimum payments. These events include Tesoro deciding to permanently or indefinitely suspend refining operations at one or more of its refineries that will impact the use of assets under these agreements as well as certain extraordinary events beyond the control of us or Tesoro that would prevent us from performing required services under the applicable agreement.

In addition to the commercial agreements described above, we also entered into the following agreements with Tesoro:

Omnibus Agreement.  The Partnership entered into an omnibus agreement with Tesoro at the closing of the Offering under which Tesoro agrees not to compete with us under certain circumstances. It also grants us a right of first offer to acquire certain of Tesoro's retained logistics assets, including certain terminals, pipelines, docks, storage facilities and other related assets located in California, Alaska and Washington. Further, the omnibus agreement addresses our payment of an annual fee to Tesoro for the provision of various general and administrative services. Tesoro also reimburses the Partnership for certain maintenance and expansion capital expenditures and indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership or operation of our assets arising at or before the closing of the Offering on April 26, 2011.

Operational Services Agreement.  The Partnership entered into an operational services agreement with Tesoro at the closing of the Offering under which we reimburse Tesoro for the provision of certain operational services to us in support of our pipelines, terminals and storage facility including operational services performed by certain of Tesoro's field-level employees.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TLLP Transactions. Revenues from affiliates consist of revenues from commercial agreements we entered into with Tesoro at the closing of the Offering under which Tesoro pays us fees for gathering, transporting and storing crude oil and transporting, storing and terminalling refined products. Pursuant to our omnibus agreement, we pay Tesoro an annual corporate services fee, payable in equal monthly installments, initially in the amount of $2.5 million (prorated for the first year of services), for the provision of various centralized corporate services including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, insurance coverage, administration, and other corporate services. This fee is in addition to an annual fee, initially in the amount of $0.3 million (prorated for the first year of services), for reimbursement of our general partner and its affiliates for certain operational services performed by certain of Tesoro's field-level employees in support of our pipelines, terminals and storage facility as outlined in our operational services agreement.

Predecessor Transactions. Related-party transactions of our Predecessor were settled through division equity. The balance in receivables and accounts payable from affiliated companies represents the amount owed from or to Tesoro related to certain affiliate transactions. Revenues from affiliates in the condensed combined statements of operations of our Predecessor consist of revenues from gathering and transportation services to Tesoro and its affiliates based on regulated tariff rates for the FERC regulated portions of our High Plains system.

Summary of Transactions. A summary of revenue and expense transactions with Tesoro, including expenses directly charged and allocated to our Predecessor, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		Predecessor		Predecessor
Revenues	$18,878	$3,987	$24,440	$8,942
Operating and maintenance expenses	$6,980	$8,508	$15,688	$16,560
General and administrative expenses	$2,045	$716	$3,404	$1,491

In accordance with our partnership agreement, on July 21, 2011, we declared a quarterly cash distribution, including $4.0 million to Tesoro, on our common and subordinated units and general partner interest. There were no distributions declared or paid to Tesoro prior to this distribution.

NOTE D - NET INCOME PER UNIT

The following is a summary of net income (loss) for the three months ended June 30, 2011 (in thousands) disaggregated between the Predecessor and the Partnership:

	Tesoro Logistics LP Predecessor	Tesoro Logistics LP	Three Months Ended
			June 30, 2011
	Through April 25, 2011	From April 26, 2011
REVENUES	$1,928	$17,838	$19,766
COSTS AND EXPENSES
Operating and maintenance expenses	2,199	5,942	8,141
Depreciation and amortization expense	336	1,684	2,020
General and administrative expenses	201	1,855	2,056
Loss on asset disposals	—	1	1
Total Costs and Expenses	2,736	9,482	12,218
OPERATING INCOME (LOSS)	(808)	8,356	7,548
Interest and financing costs, net	—	(461)	(461)
NET INCOME (LOSS)	$(808)	$7,895	$7,087

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, the holder of the IDRs, pursuant to our partnership agreement, which are declared and paid following the close of each quarter. Net income per unit is only calculated for the Partnership after the Offering as no units were outstanding prior to April 26, 2011. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. As of June 30, 2011, the weighted-average number of units outstanding equals the total number of units outstanding.

In addition to the common and subordinated units, we have also identified the general partner interest and IDRs as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners are the same because we do not have any potentially dilutive units outstanding. We also disclose limited partner units outstanding. There have been no additional changes to the outstanding shares after the closing of the Offering.

The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Net income subsequent to initial public offering	$7,895	$7,895
Less: General partner's interest in net income subsequent to initial public offering	157	157
Limited partners' interest in net income subsequent to initial public offering	$7,738	$7,738

Net income per limited partner unit:
Common	$0.25	$0.25
Subordinated - Tesoro	$0.25	$0.25

Limited partner units outstanding:
Common units - Public	14,950,000	14,950,000
Common units - Tesoro	304,890	304,890
Subordinated units - Tesoro	15,254,890	15,254,890

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in thousands):

	June 30, 2011	December 31, 2010
		Predecessor
Crude Oil Gathering	$94,854	$94,482
Terminalling, Transportation and Storage	104,639	98,771
Gross Property, Plant and Equipment	199,493	193,253
Less: Accumulated depreciation	65,876	61,763
Net Property, Plant and Equipment	$133,617	$131,490

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE F - ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	June 30, 2011	December 31, 2010
		Predecessor
Deferred revenue	$1,622	$25
Taxes other than income taxes, primarily property taxes	326	607
Interest	247	—
Utilities	140	502
Capital expenditures	75	164
Employee costs - affiliate	—	895
Environmental liabilities	—	526
Accrued vacation	—	519
Total Accrued Liabilities	$2,410	$3,238

NOTE G - OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are as follows (in thousands):

	June 30, 2011	December 31, 2010
		Predecessor
Asset retirement obligations ("AROs")	$43	$41
Environmental liabilities	—	1,553
Total Other Noncurrent Liabilities	$43	$1,594

For further discussion related to environmental liabilities and AROs, see Note K - Commitments and Contingencies.

NOTE H - BENEFIT PLANS

Employees supporting our operations participate in the benefit plans of Tesoro. Our employee benefit plan expenses (credits) were $0.4 million and $(0.3) million for the three months ended June 30, 2011 and 2010, respectively, and $0.6 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively. The 2010 amounts include credits related to the elimination of certain other postretirement benefits related to our Predecessor employees. Additionally, employees supporting our operations participate in Tesoro's employee thrift plan. These employee benefit plan expenses and the related payroll costs are included in operating expenses and general and administrative expenses and include amounts allocated to the Predecessor for periods prior to the closing of the Offering as described below.

The Predecessor was allocated expenses for costs associated with such benefit plans based on the percentage of the Predecessor's allocated salaries compared to Tesoro's total salaries and headcount. Tesoro, subsequent to the initial public offering, allocates expense for costs associated with such benefit plans based on the salaries of Tesoro's employees that provide services to TLLP as a percentage of total Tesoro salaries. Our Predecessor's share of such costs (credits) was $0.1 million and $(0.3) million for the three months ended June 30, 2011 and 2010, respectively, and $0.3 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively.

NOTE I - MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

For the three and six months ended June 30, 2011, TRMC, a wholly owned subsidiary of Tesoro, accounted for approximately 96% and 94%, respectively, of our total revenues. Historically, TRMC was a customer of the crude oil gathering segment and accounted for 81% and 83% of our Predecessor's total revenues in the three and six months ended June 30, 2010, respectively. No revenues were recorded for the Predecessor with TRMC in the terminalling, transportation and storage segment prior to April 26, 2011.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE J - DEBT

We entered into the Revolving Credit Facility, concurrent with the closing of the Offering on April 26, 2011, with a syndicate of banks and financial institutions, including Bank of America, N.A. as administrative agent. The Revolving Credit Facility provides for total loan availability of $150.0 million and allows us to request that the capacity be increased up to an aggregate of $300.0 million, subject to receiving increased commitments from the lenders. The Revolving Credit Facility is non-recourse to Tesoro, except for Tesoro Logistics GP (our general partner) and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings available under the Revolving Credit Facility are up to the total available revolving capacity of the facility. As of June 30, 2011, we had $50.0 million of borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused credit availability of approximately $99.7 million or 66% of the borrowing capacity.

Borrowings under the Revolving Credit Facility bear interest at either a base rate (3.25% as of June 30, 2011) plus an applicable margin, or a Eurodollar rate (0.19% as of June 30, 2011) plus an applicable margin. The applicable margin at June 30, 2011, was 1.50% in the case of the base rate and 2.50% in the case of the Eurodollar rate but varies based upon our Consolidated Leverage Ratio, as defined. The annual rate of commitment fees is 0.50%. The Revolving Credit Facility is scheduled to mature three years from execution and will terminate on April 25, 2014.

NOTE K - COMMITMENTS AND CONTINGENCIES

Indemnification

Under the omnibus agreement, Tesoro, through certain of its subsidiaries, indemnifies us for certain environmental liabilities and title and tax matters associated with the ownership or operation of our assets and arising at or before the closing of the Offering on April 26, 2011. Indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of April 26, 2016 and the date that Tesoro no longer controls our general partner (provided that, in any event, such date shall not be earlier than April 26, 2013), and a $0.25 million aggregate annual deductible for each type (unknown environmental liabilities or title matters) before we are entitled to indemnification in any calendar year. We have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Offering.

Contingencies

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be accurately predicted, but the Predecessor has accrued liabilities for certain of these matters based on our best estimates and applicable accounting guidelines and principles if the amount is probable and estimable. (See Notes F and G for amounts accrued for environmental liabilities and asset retirement obligations). Contingencies arising after the closing of the Offering from conditions existing before April 26, 2011, will be recorded in accordance with the indemnification terms set forth in the omnibus agreement, while any contingencies arising from conditions existing after April 25, 2011, will be fully recognized by TLLP. As of June 30, 2011, we did not have any new outstanding lawsuits, administrative proceedings or governmental investigations.

Environmental Liabilities and AROs

Our Predecessor recorded environmental liabilities when environmental assessments and/or remedial efforts were probable and could be reasonably estimated. Additionally, the Predecessor recorded AROs for requirements that impose certain regulations pertaining to hazardous materials disposal and other cleanup obligations.  Our AROs primarily include environmental remediation obligations related to site restorations at our leased terminals. Cost estimates are based on engineering estimates, expected timing, the extent of remedial actions required by governing agencies and experience gained from similar sites for which environmental assessments or remediation have been completed. Upon completion of the Offering, the Partnership assumed the existing AROs and adopted the accounting policies of the Predecessor in recognizing future liabilities in accordance with the indemnification terms set forth in the omnibus agreement.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

It is reasonably possible that our estimates will change and that remediation costs will be incurred as more information becomes available. Our Predecessor has historically recorded expenses for environmental remediation at a number of operated pipeline, terminal and storage properties.  These liabilities for environmental remediation and AROs include AROs assumed by the Partnership at the closing of the offering. Environmental liabilities of $2.1 million were accrued as of December 31, 2010, for groundwater and soil remediation projects at our Stockton, Burley and Anchorage terminals. These liabilities were retained by Tesoro at the closing of the Offering. Further, the Predecessor capitalized environmental expenditures that extended the life or increased the capacity of assets as well as expenditures that prevented environmental contamination.

NOTE L - EQUITY

As of June 30, 2011, Tesoro owned 304,890 of our common units, 15,254,890 of our subordinated units and 622,649 of our general partner units (the 2% general partner interest), which together constitutes a 52% ownership interest in us. The Offering transactions were allocated in accordance with agreements signed concurrently with the Offering and the pro-rata ownership of the units held by Tesoro.

Equity Activity. The summarized changes in the carrying amount of our equity are as follows (in thousands):

		Partnership
	Tesoro Logistics LP Predecessor	Common - Public	Common -Tesoro	Subordinated - Tesoro	General Partner - Tesoro	Total
Balance at December 31, 2010	$128,827	$—	$—	$—	$—	$128,827
Sponsor contribution of division equity to the Predecessor	3,486	—	—	—	—	3,486
Non-cash contributions	4,399	—	—	—	—	4,399
Predecessor loss through April 25, 2011	(6,622)	—	—	—	—	(6,622)
Balance at April 26, 2011 (date of the Offering)	$130,090	$—	$—	$—	$—	$130,090
Net liabilities not assumed by Tesoro Logistics LP	4,389	—	—	—	—	4,389
Allocation of net Sponsor investment to unitholders	(134,479)	—	10,654	72,083	51,742	—
Proceeds from initial public offering, net of underwriters' discount	—	294,328	—	—	—	294,328
Offering costs	—	(6,196)	—	—	—	(6,196)
Cash distributions	—	—	(69,927)	(213,353)	(50,000)	(333,280)
Capital contribution	—	—	6	292	—	298
Partnership earnings April 26 through June 30, 2011	—	3,790	79	3,869	157	7,895
Balance at June 30, 2011	$—	$291,922	$(59,188)	$(137,109)	$1,899	$97,524

Allocations of Net Income. Our partnership agreement contains provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to the general partner.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of net income allocated to the partners is as follows (in thousands, except per unit amounts):

Net Income Attributable to Tesoro Logistics LP Limited Partner Unit - Common Units
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Distributions (a)	$3,734	$3,734
Undistributed earnings	135	135
Limited partners' interest in net income subsequent to initial public offering	$3,869	$3,869

Net Income Attributable to Tesoro Logistics LP Limited Partner Unit - Subordinated Units
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Distributions (a)	$3,734	$3,734
Undistributed earnings	135	135
Limited partners' interest in net income subsequent to initial public offering	$3,869	$3,869

(a) Distributions declared per unit	$0.2448	$0.2448
Incentive Distribution Rights. The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under marginal percentage interest in distributions are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column total quarterly distribution per unit target amount. The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner assume that there are no arrearages on common units, our general partner has contributed any additional capital necessary to maintain its 2% general partner interest and that our general partner owns all of the IDRs.

	Total quarterly distribution per unit target amount		Marginal percentage interest in distributions
			Unitholders	General Partner	IDR Holder
Minimum Quarterly Distribution	$0.3375		98%	2%	—
First Target Distribution	Above $0.3375	up to $0.388125	98%	2%	—
Second Target Distribution	Above $0.388125	up to $0.421875	85%	2%	13%
Third Target Distribution	Above $0.421875	up to $0.506250	75%	2%	23%
Thereafter	Above $0.506250		50%	2%	48%

Cash distributions. Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. In accordance with our partnership agreement, on July 21, 2011, we declared a quarterly cash distribution totaling $7.6 million, or $0.2448 per unit. The quarterly cash distribution for the three months ended June 30, 2011 was calculated as the minimum quarterly cash distribution of $0.3375 prorated for the period beginning April 26, 2011, the date TLLP commenced operations. This distribution will be paid on August 12, 2011 to unitholders of record on August 2, 2011. There were no distributions declared or paid prior to this distribution.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The allocation of total quarterly cash distributions to general and limited partners is as follows for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below (in thousands, except per unit amounts):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
General partner's interest	$153	$153
General partner's incentive distribution	—	—
Total General Partner's Distribution	$153	$153
Limited partners' distribution:
Common	$3,734	$3,734
Subordinated	3,734	3,734
Total Cash Distributions	$7,621	$7,621
Cash distributions per unit applicable to limited partners	$0.2448	$0.2448

NOTE M - EQUITY-BASED COMPENSATION

Unit-based compensation expense related to the Partnership and stock-based compensation expense allocated to our Predecessor that was included in our condensed statements of consolidated operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		Predecessor		Predecessor
Service phantom units	$40	$—	$40	$—
Performance phantom units	83	—	83	—
Predecessor allocated expense (benefit)	8	(3)	693	66
Total Equity-Based Compensation Expense (Benefit)	$131	$(3)	$816	$66

Service Phantom Unit Awards. During the quarter, our general partner issued service phantom unit awards with tandem distribution equivalent rights to certain directors and employees under the 2011 TLLP Long-term Incentive Plan in connection with the closing of the Offering. The fair value of each phantom unit on the grant date is equal to the market price of our common unit on that date. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Non-employee director awards vest at the end of a one-year period and employee awards vest ratably over a three-year service period. Total unrecognized compensation cost related to our nonvested service phantom units totaled $0.3 million as of June 30, 2011, which is expected to be recognized over a weighted-average period of 1.9 years. The fair value of nonvested service phantom units outstanding as of June 30, 2011, totaled $0.3 million.

A summary of our service phantom unit award activity for the six months ended June 30, 2011, is set forth below:

	Number of Service Phantom Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2011	—	$—
Granted	14,073	23.24
Nonvested at June 30, 2011	14,073	$23.24

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Performance Phantom Unit Awards. Our general partner granted performance phantom unit awards to certain officers in May 2011. These performance phantom unit awards represent the right to receive a TLLP common unit at the end of the performance period depending on the Partnership's achievement of pre-established performance measures, which will vest at the end of the performance period. The value of the award ultimately paid will be based on our relative total unitholder return against the performance peer group over the performance period. The performance phantom unit awards can range from 0% to 200% of the targeted award value. The fair value of each performance phantom unit award is estimated at the grant date using a Monte Carlo simulation. The estimated fair value is amortized over the vesting period. Total unrecognized compensation cost related to our nonvested performance phantom units totaled $1.1 million as of June 30, 2011, which is expected to be recognized over a weighted-average period of 2.5 years.

A summary of our performance phantom unit award activity for the six months ended June 30, 2011, is set forth below:

	Number of Performance Phantom Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2011	—	$—
Granted	36,800	32.99
Nonvested at June 30, 2011	36,800	$32.99

Expected volatilities are based on the historical volatility of peer companies over approximately the last three years, which is indicative of the performance period for the awards. Expected dividend yield assumes dividends or distributions are incorporated into the unit price movements of the peer group. The risk-free rate is based on the U.S. Treasury yield curve for the performance period in effect at the time of grant. A summary of weighted average assumptions is presented below:

June 30, 2011
Expected volatility	41%
Expected dividend yield	—%
Expected forfeiture rate	—%
Risk-free interest rate	0.79%
Unit price on date of grant	$23.11

Predecessor's Stock-based Compensation. Employees supporting the Predecessor's operations receive long-term incentive compensation that is part of Tesoro's stock-based compensation programs, which primarily consist of stock options, restricted common stock and stock appreciation rights issued to certain officers and other key employees. The fair value of each stock option issued is estimated on the grant date using the Black-Scholes option-pricing model and is amortized over the vesting period using the straight-line method. These awards generally will become exercisable after one year in 33% annual increments and expire ten years from the date of grant. The fair value of restricted common stock on the grant date is equal to the market value of a share of Tesoro stock on that date. These awards generally vest in annual increments ratably over three years. The fair value of a stock appreciation right is estimated at the end of each reporting period using the Black-Scholes option-pricing model. These awards generally vest ratably over three years following the date of grant and expire seven years from the grant date.

Certain Tesoro employees supporting the Predecessor's operations were historically granted these types of awards. The Predecessor was allocated expenses for stock-based compensation costs. These costs are included in the Predecessor's general and administrative expenses. However, the Partnership will not be allocated these stock-based compensation costs as they are included with the services provided under the omnibus agreement.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE N - SEGMENT DISCLOSURES

Our revenues are derived from two operating segments: Crude Oil Gathering and Terminalling, Transportation and Storage. Our assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana, eight refined products terminals in the midwestern and western United States, a crude oil and refined products storage facility and five related short-haul pipelines. Our revenues are generated by existing third-party contracts and from commercial agreements we entered into with Tesoro at the closing of the Offering under which Tesoro pays us fees for gathering, transporting and storing crude oil and transporting, storing and terminalling refined products. The commercial agreements with Tesoro are described in Note C. The tariff rates for intrastate transportation on our High Plains system were adjusted in January 2011 to reflect more uniform mileage-based rates that are comparable to rates for similar pipeline gathering and transportation services in the area. This adjustment has created an overall increase in revenues that we receive for committed and uncommitted intrastate transportation services on our High Plains system. We do not have any foreign operations.

There are differences in the way our Predecessor recorded revenues and the way the Partnership records revenues after completion of the Offering. Our assets have historically been a part of the integrated operations of Tesoro, and our Predecessor generally recognized only the costs and did not record revenue associated with the short-haul pipeline transportation, terminalling, storage or trucking services provided to Tesoro on an intercompany basis. Accordingly, the revenues in our Predecessor's historical condensed combined financial statements relate only to amounts received from third parties for these services and amounts received from Tesoro with respect to transportation regulated by FERC and NDPSC on our High Plains system.

Our operating segments are strategic business units that offer different services and are managed separately because each segment requires different industry knowledge, technology and marketing strategies. We evaluate the performance of each segment based on its respective operating income.

Crude Oil Gathering.  Our crude oil gathering system in North Dakota and Montana, which we refer to as our High Plains system, includes an approximate 23,000 barrels per day (“bpd”) truck-based crude oil gathering operation and approximately 700 miles of common carrier pipeline and related storage assets with current capacity to deliver up to 70,000 bpd to Tesoro's North Dakota refinery. This system gathers and transports crude oil produced in the Williston Basin including production from the Bakken Shale formation. We refer to this area, a significant portion of which is serviced by our High Plains system, as the Bakken Shale/Williston Basin area. Currently, Tesoro's North Dakota refinery is the only destination point on our High Plains system.

Terminalling, Transportation and Storage.  We own and operate eight refined products terminals with aggregate truck and barge delivery capacity of approximately 229,000 bpd. The terminals provide distribution primarily for refined products produced at Tesoro's refineries located in Los Angeles and Martinez, California (the Los Angeles and Golden Eagle refineries, respectively); Salt Lake City, Utah (the Utah refinery); Kenai, Alaska (the Alaska refinery); Anacortes, Washington (the Washington refinery); and Mandan, North Dakota (the North Dakota refinery). We also own and operate assets that exclusively support Tesoro's Utah refinery, including a refined products and crude oil storage facility with total shell capacity of approximately 878,000 barrels and three short-haul crude oil supply pipelines and two short-haul refined product delivery pipelines connected to third-party interstate pipelines.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (a)	2010	2011 (a)	2010
REVENUES		Predecessor		Predecessor
Crude Oil Gathering:
Affiliate (b)	$10,572	$3,987	$16,134	$8,942
Third-party	99	34	124	62
Total Crude Oil Gathering	10,671	4,021	16,258	9,004
Terminalling, Transportation and Storage:
Affiliate (b)	8,306	—	8,306	—
Third-party	789	901	1,472	1,814
Total Terminalling, Transportation and Storage	9,095	901	9,778	1,814
Total Segment Revenues	$19,766	$4,922	$26,036	$10,818

OPERATING AND MAINTENANCE EXPENSES
Crude Oil Gathering	$5,161	$5,310	$9,876	$10,205
Terminalling, Transportation and Storage	2,980	2,771	6,973	5,919
Total Segment Operating and Maintenance Expenses	$8,141	$8,081	$16,849	$16,124

DEPRECIATION AND AMORTIZATION EXPENSE
Crude Oil Gathering	$785	$772	$1,570	$1,539
Terminalling, Transportation and Storage	1,235	1,357	2,467	2,440
Total Segment Depreciation and Amortization Expense	$2,020	$2,129	$4,037	$3,979

GENERAL AND ADMINISTRATIVE EXPENSES
Crude Oil Gathering	$281	$143	$435	$279
Terminalling, Transportation and Storage	436	93	492	182
Total Segment General and Administrative Expenses	$717	$236	$927	$461

(GAIN) LOSS ON ASSET DISPOSALS
Crude Oil Gathering	$(10)	$60	$(10)	$61
Terminalling, Transportation and Storage	11	367	11	375
Total Segment Loss on Asset Disposals	$1	$427	$1	$436

SEGMENT OPERATING INCOME (LOSS)
Crude Oil Gathering	$4,454	$(2,264)	$4,387	$(3,080)
Terminalling, Transportation and Storage	4,433	(3,687)	(165)	(7,102)
Total Segment Operating Income (Loss)	$8,887	$(5,951)	$4,222	$(10,182)

Unallocated general and administrative expenses	$(1,339)	$(480)	$(2,488)	$(1,030)
Interest and financing costs, net	(461)	—	(461)	—
NET INCOME (LOSS)	$7,087	$(6,431)	$1,273	$(11,212)
____________

(a) The information presented includes the results of operations of our Predecessor for periods presented through April 25, 2011 and of TLLP for the period beginning April 26, 2011, the date TLLP commenced operations.
(b) Historically, no affiliate revenue was recognized by our Predecessor in the Terminalling, Transportation and Storage segment. Our FERC regulated pipelines in the Crude Oil Gathering segment were our source of affiliate revenues.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital expenditures by operating segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (a)	2010	2011 (a)	2010
Capital Expenditures		Predecessor		Predecessor
Crude Oil Gathering	$2	$51	$5	$51
Terminalling, Transportation and Storage	1,252	446	1,765	900
Total Capital Expenditures	$1,254	$497	$1,770	$951

Total identifiable assets by operating segment were as follows (in thousands):

	June 30, 2011	December 31, 2010
Identifiable Assets		Predecessor
Crude Oil Gathering	$67,701	$68,902
Terminalling, Transportation and Storage	74,330	66,675
Other	12,726	—
Total Identifiable Assets	$154,757	$135,577

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this report to the “Predecessor,” “we,” “our,” “us” or like terms, when used in a historical context (periods prior to April 26, 2011), refer to Tesoro Logistics LP Predecessor, our predecessor for accounting purposes. References when used in the present tense or prospectively (after April 26, 2011), refer to Tesoro Logistics LP and its subsidiaries, also referred to as “Tesoro Logistics LP,” “the Partnership” or “TLLP.” Unless the context otherwise requires, references in this report to “Tesoro” or our "Sponsor" refer collectively to Tesoro Corporation and any of its subsidiaries, other than Tesoro Logistics LP, its subsidiaries and its general partner. Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on page 40 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
This section should be read in conjunction with the financial statements presented in this document, as well as the historical condensed combined financial statements and notes thereto of Tesoro Logistics LP Predecessor and the pro forma condensed combined financial statements for Tesoro Logistics LP included in our prospectus dated April 19, 2011, as filed with the Securities and Exchange Commission (“SEC”) on April 21, 2011.

OVERVIEW

We are a fee-based, growth-oriented Delaware limited partnership formed by Tesoro to own, operate, develop and acquire crude oil and refined products logistics assets. Our logistics assets are integral to the success of Tesoro's refining and marketing operations and are used to gather, transport and store crude oil and to distribute, transport and store refined products. Our assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana, eight refined products terminals in the midwestern and western United States, a crude oil and refined products storage facility and five related Salt Lake City (“SLC”) short-haul pipelines in Utah.

The Partnership generates revenue by charging fees for gathering, transporting and storing crude oil and for terminalling, transporting and storing refined products. Since we do not own any of the crude oil or refined products that we handle nor engage in the trading of crude oil or refined products, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customers' operations. Substantially all of our revenue is derived from Tesoro under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

The Partnership is not a taxable entity for federal and state income tax purposes. Instead, each partner of the Partnership is required to take into account its share of items of income, gain, loss and deduction of the partnership in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to the partner by the partnership. The taxable income reportable to each unitholder takes into account differences between the tax bases and financial reporting bases of assets and liabilities, the acquisition price of their units, and the taxable income allocation requirements under the partnership agreement.

Agreements with Tesoro Corporation

The commercial agreements described below became effective on April 26, 2011, concurrently with the closing of the initial public offering (the “Offering”). The fees under each of these commercial agreements are indexed for inflation and apply only to services Tesoro Logistics LP provides to Tesoro. Each of the commercial agreements, other than the trucking transportation services agreement, gives Tesoro the option to renew for two five-year terms. The trucking transportation services agreement will renew automatically for up to four successive two-year terms unless earlier terminated by TLLP or Tesoro. These agreements include provisions that permit Tesoro to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur, after one year of continuing minimum payments. These events include Tesoro deciding to permanently or indefinitely suspend refining operations at one or more of its refineries that will impact the use of these assets under these agreements as well as certain extraordinary events beyond the control of us or Tesoro that would prevent us from performing required services under the applicable agreement.

Crude Oil Gathering

High Plains Pipeline Gathering and Transportation.  The Partnership entered into a 10-year pipeline transportation services agreement with Tesoro, which we refer to as our High Plains Pipeline transportation services agreement. Under this agreement, we charge Tesoro for transporting crude oil from North Dakota origin points on our High Plains system pursuant to both committed and uncommitted North Dakota Public Service Commission (“NDPSC”) tariff rates, and Tesoro is obligated to transport an average of at least 49,000 barrels per day (“bpd”) of crude oil each month at the committed rate from North Dakota origin points to Tesoro's North Dakota refinery. Further, we expect to receive additional revenues from Tesoro for North Dakota intrastate shipments in excess of 49,000 bpd each month, which are paid at the uncommitted NDPSC tariff rate of approximately $0.10 per barrel lower than the committed NDPSC tariff rate for each North Dakota origin point. We also expect to receive revenues from Tesoro for interstate shipment of crude oil volumes from Montana and other interstate pipeline origin points, for which the Federal Energy Regulatory Commission (“FERC”) interstate tariff rates apply.

High Plains Truck Gathering.  The Partnership entered into a two-year trucking transportation services agreement with Tesoro under which we provide truck-based crude oil gathering services to Tesoro. Under this agreement, Tesoro is obligated to pay us a $2.72 per-barrel transportation fee for trucking related services and scheduling and dispatching services related to the gathering and delivery of a minimum volume of crude oil equal to an average of 22,000 bpd each month that we provide through our truck-based crude oil gathering operation. The $2.72 per-barrel transportation fee was adjusted June 1, 2011 to $2.73 for a diesel surcharge of $0.01. Under this agreement, Tesoro pays the Partnership uncommitted tank usage fees of approximately $0.15 per barrel on each barrel that is delivered by truck to our proprietary tanks located adjacent to injection points along our High Plains system and includes adjustment factors for diesel fuel price and average mileage.

Terminalling, Transportation and Storage

Terminalling Services.  The Partnership entered into a 10-year master terminalling services agreement with Tesoro under which they are obligated to throughput minimum volumes of refined products equal to an aggregate average of 100,000 bpd each month among our eight refined products terminals and pay us throughput fees for each barrel distributed through our terminals in addition to separate fees, ranging from $0.07 to $1.05 per barrel, for providing related ancillary services such as ethanol blending and additive injection. In addition, we expect to generate additional, uncommitted fee-based revenues from terminalling third-party volumes and volumes from Tesoro in excess of its minimum commitments and from related ancillary services under the master terminalling services agreement.

SLC Pipeline Transportation Services.  The Partnership entered into a 10-year pipeline transportation services agreement with Tesoro under which Tesoro pays us a $0.25 per-barrel transportation fee for transporting minimum volumes of crude oil and refined products equal to an average of 54,000 bpd each month on our five SLC short-haul pipelines.

Salt Lake City Storage and Transportation Services.  The Partnership entered into a 10-year storage and transportation services agreement with Tesoro under which Tesoro pays us a $0.50 per-shell barrel capacity fee each month for storing crude oil and refined products at our SLC storage facility and transporting crude oil and refined products between the storage facility and Tesoro's Utah refinery through our interconnecting pipelines. Tesoro's fees under the SLC storage and transportation services agreement are for the exclusive use of the existing shell capacity of our storage facility (currently 878,000 barrels) and the existing capacity on our interconnecting pipelines, regardless of whether Tesoro fully utilizes all of its contracted capacity.

Other Agreements with Tesoro

In addition to the commercial agreements described above, we entered into the following agreements with Tesoro with the closing of the initial public offering:

Omnibus Agreement.  The Partnership entered into an omnibus agreement with Tesoro under which Tesoro agrees not to compete with us under certain circumstances. It also grants us a right of first offer to acquire certain of Tesoro's retained logistics assets, including certain terminals, pipelines, docks, storage facilities and other related assets located in California, Alaska and Washington. Further, the omnibus agreement addresses our payment of an annual fee, initially in the amount of $2.5 million, to Tesoro for the provision of various general and administrative services. Tesoro also reimburses the Partnership for certain maintenance and expansion capital expenditures and Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership or operation of our assets arising at or before the closing of the Offering on April 26, 2011.

Indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of April 26, 2016 and the date that Tesoro no longer controls our general partner (provided that, in any event, such date shall not be earlier than April 26, 2013), and a $0.25 million aggregate annual deductible for each type (unknown environmental liabilities or title matters) before we are entitled to indemnification in any calendar year. We have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Offering.

Operational Services Agreement.  The Partnership entered into an operational services agreement with Tesoro under which we reimburse Tesoro for the provision of certain operational services to us in support of our pipelines, terminals and storage facility. We pay Tesoro an annual fee, initially in the amount of $0.3 million (prorated for the first year of services), for operational services performed by certain of Tesoro's field-level employees.

Unit Train Unloading Facility. Additionally, Tesoro has announced that it expects to offer the Anacortes, Washington unit train unloading facility to the Partnership upon expected completion of construction, currently estimated as one year from the time the necessary permits are received. The project includes loading and unloading facilities and dedicated rail cars called a unit train and is expected to deliver up to 30 thousand bpd of Bakken crude oil into Tesoro's Washington refinery.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze operating segment performance. These metrics are significant factors in assessing our operating results and profitability and include: (1) volumes (including pipeline throughput, crude oil trucking volumes and refined products terminal volumes); (2) operating and maintenance expenses; (3) EBITDA; and (4) Distributable Cash Flow.

Volumes.  The amount of revenue we generate primarily depends on the volumes of crude oil and refined products that we handle with our pipeline and trucking operations and our terminal assets. These volumes are affected by the supply of, and demand for, crude oil and refined products in the markets served directly or indirectly by our assets. Although Tesoro has committed to minimum volumes under the commercial agreements described above, our results of operations will be impacted by our ability to:

•	utilize the remaining uncommitted capacity on, or add additional capacity to, our High Plains system, and to optimize the entire system;

•
increase throughput volumes on our High Plains system by making outlet connections to existing or new third-party pipelines or rail loading facilities, which will be driven by the anticipated supply of and demand for additional crude oil produced from the Bakken Shale/Williston Basin area;

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

Our operating and maintenance expenses are also affected by the imbalance gain and loss provisions in our commercial agreements with Tesoro. Under our High Plains Pipeline transportation services agreement, we are permitted to retain 0.20% of the crude oil shipped on our High Plains system, and Tesoro bears any crude oil volume losses in excess of that amount. Under our master terminalling services agreement, we are permitted to retain 0.25% of the refined products we handle at our Anchorage, Boise, Burley, Stockton and Vancouver terminals for Tesoro, and we bear any refined product volume losses in excess of that amount. The value of any crude oil or refined product imbalance losses resulting from these contractual provisions is determined by using the monthly average market price for the applicable commodity, less a specified discount. Any imbalances under these provisions reduce our operating and maintenance expenses in the period in which they are realized to the extent they are within the loss allowance and increase our operating and maintenance expenses in such period to the extent they exceed the loss allowance.

EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense and depreciation and amortization expense. We define distributable cash flow as EBITDA less cash interest paid, deferred revenue related to shortfall payments (if any) and maintenance and expansion capital expenditures, plus cash on hand to fund expansion capital expenditures and reimbursement by Tesoro for certain capital expenditures. EBITDA and distributable cash flow are not accounting principles generally accepted in the United States of America ("U.S. GAAP") but are supplemental financial measures that are used by management and may be used by external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

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

We believe that the presentation of EBITDA will provide useful information to investors in assessing our financial condition and results of operations. The U.S. GAAP measures most directly comparable to EBITDA are net income (loss) and net cash from (used in) operating activities. EBITDA should not be considered as an alternative to U.S. GAAP net income (loss) or net cash from (used in) operating activities. EBITDA has important limitations as an analytical tool, because it excludes some, but not all, items that affect net income (loss) and net cash from (used in) operating activities. You should not consider EBITDA in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Our definition of EBITDA may not be comparable to similarly titled measures of other companies, because it may be defined differently by other companies in our industry, thereby diminishing its utility.

We believe that the presentation of distributable cash flow will provide useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance, as it provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating. The amounts included in the calculation of distributable cash flow are derived from amounts separately presented in our consolidated financial statements, with the exception of maintenance and expansion capital expenditures, cash on hand to fund expansion capital expenditures and reimbursement by Tesoro for certain capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income (loss) or operating income as an indication of our operating performance or as a substitute for analysis of our results as reported under U.S. GAAP. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies, because it may be defined differently by other companies in our industry, thereby diminishing its utility.

Factors Affecting the Comparability of Our Financial Results

The Partnership's future results of operations may not be comparable to the Predecessor's historical results of operations for the reasons described below:

Revenues.  There are differences in the way our Predecessor recorded revenues and the way the Partnership records revenues after completion of the Offering. Our assets have historically been a part of the integrated operations of Tesoro, and our Predecessor generally recognized only the costs and did not record revenue associated with the short-haul pipelines transportation, terminalling, storage or trucking services provided to Tesoro on an intercompany basis. Accordingly, the revenues in our Predecessor's historical condensed combined financial statements relate only to amounts received from third parties for these services and amounts received from Tesoro with respect to transportation regulated by FERC and NDPSC on our High Plains system.

The Partnership's revenues are generated by existing third-party contracts and from commercial agreements we entered into with Tesoro at the closing of the Offering under which Tesoro pays us fees for gathering, transporting and storing crude oil and transporting, storing and terminalling refined products. The commercial agreements with Tesoro are described in “Agreements with Tesoro Corporation.” The tariff rates for intrastate transportation on our High Plains system were recently adjusted to reflect more uniform mileage-based rates that are comparable to rates for similar pipeline gathering and transportation services in the area. This adjustment has created an overall increase in revenues that we receive for committed and uncommitted intrastate transportation services on our High Plains system.

General and Administrative Expenses.  Our Predecessor's general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services, such as treasury, accounting and legal services. These expenses were charged, or allocated, to our Predecessor based on the nature of the expenses.

Tesoro continues to charge the Partnership a combination of direct charges for the management and operation of our logistics assets and a fixed annual fee for general corporate services, such as treasury, accounting and legal services. We also expect to incur additional incremental general and administrative expenses as a result of being a separate publicly-traded partnership.

Financing.  There are differences in the way the Partnership finances operations as compared to the way our Predecessor financed its operations. Historically, our Predecessor's operations were financed as part of Tesoro's integrated operations and our Predecessor did not record any separate costs associated with financing its operations. Additionally, our Predecessor largely relied on internally generated cash flows and capital contributions from Tesoro to satisfy its capital expenditure requirements. The Partnership expects ongoing sources of liquidity to include cash generated from operations, reimbursement by Tesoro for certain capital expenditures, borrowings under our revolving credit facility and issuances of additional debt and equity securities.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2011 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2010

A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed combined financial statements for the period prior to April 26, 2011 represent our Predecessor's results of operations, while the condensed consolidated financial statements for the period subsequent to April 26, 2011 represent the results of operations for the Partnership. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Combined Overview

The following table and discussion is a summary of our results of operations for the three and six months ended June 30, 2011 and 2010, including a reconciliation of EBITDA to net income (loss) and net cash from (used in) operating activities and distributable cash flow to net income (loss) (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (a)	2010	2011 (a)	2010
		Predecessor		Predecessor
REVENUES	$19,766	$4,922	$26,036	$10,818
COSTS AND EXPENSES
Operating and maintenance expenses	8,141	8,081	16,849	16,124
Depreciation and amortization expense	2,020	2,129	4,037	3,979
General and administrative expenses	2,056	716	3,415	1,491
Loss on asset disposals	1	427	1	436
Total Costs and Expenses	12,218	11,353	24,302	22,030
OPERATING INCOME (LOSS)	7,548	(6,431)	1,734	(11,212)
Interest and financing costs, net	(461)	—	(461)	—
NET INCOME (LOSS)	$7,087	$(6,431)	$1,273	$(11,212)

Less: Predecessor loss prior to initial public offering on April 26, 2011	(808)		(6,622)
Net income subsequent to initial public offering	7,895		7,895
Less: General partner's interest in net income subsequent to initial public offering	157		157
Limited partners' interest in net income subsequent to initial public offering	$7,738		$7,738

Net income per limited partner unit:
Common	$0.25		$0.25
Subordinated - Tesoro	$0.25		$0.25

Limited partner units outstanding:
Common units - Public	14,950,000		14,950,000
Common units - Tesoro	304,890		304,890
Subordinated units - Tesoro	15,254,890		15,254,890

EBITDA (b)	$9,568	$(4,302)	$5,771	$(7,233)
Distributable Cash Flow (b)	$8,899		$4,586

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (a)	2010	2011 (a)	2010
		Predecessor		Predecessor
Reconciliation of EBITDA to net income (loss):
Net income (loss)	$7,087	$(6,431)	$1,273	$(11,212)
Add: Depreciation and amortization expense	2,020	2,129	4,037	3,979
Add: Interest and financing costs, net	461	—	461	—
EBITDA (b)	$9,568	$(4,302)	$5,771	$(7,233)
Reconciliation of EBITDA to net cash from (used in) operating activities:
Net cash from (used in) operating activities	$8,842	$(2,844)	$4,557	$(6,346)
Changes in assets and liabilities	500	(1,032)	988	(451)
Amortization of debt issuance costs	(111)	—	(111)	—
Unit-based compensation expense	(123)	—	(123)	—
Loss on asset disposals	(1)	(426)	(1)	(436)
Interest and financing costs, net	461	—	461	—
EBITDA (b)	$9,568	$(4,302)	$5,771	$(7,233)
Reconciliation of distributable cash flow to net income:
Net income	$7,087		$1,273
Add: Depreciation and amortization expense	2,020		4,037
Add: Interest and financing costs, net	461		461
Less: Cash interest paid, net	11		11
Less: Maintenance capital expenditures (c)	342		450
Less: Expansion capital expenditures	912		1,320
Add: Cash on hand to fund expansion capital expenditures	298		298
Add: Reimbursement for capital expenditures	298		298
Distributable cash flow (b)	$8,899		$4,586
____________
(a) The information presented includes the results of operations of our Predecessor for periods presented through April 25, 2011 and of TLLP for the period from April 26, 2011, the date TLLP commenced operations. Prior to the closing of the Offering our Predecessor did not record revenues for intercompany trucking, terminalling, short-haul pipeline transportation and storage services.
(b) For a definition of EBITDA and distributable cash flow, see “How We Evaluate Our Operations- EBITDA and Distributable Cash Flow.” Distributable cash flow for the three and six months ended June 30, 2011 include net losses related to our Predecessor. The quarterly cash distribution declared was based on distributable cash flow beginning after the closing of the Offering.
(c) Maintenance capital expenditures include expenditures required to maintain equipment, reliability, tankage and pipeline integrity and safety, and to address environmental regulations.

The following table is a summary of our results of operations for the three months ended June 30, 2011 disaggregated for the periods preceding and succeeding the Offering (in thousands):

	Tesoro Logistics LP Predecessor (a)	Tesoro Logistics LP	Three Months Ended
			June 30, 2011
	Through April 25, 2011	From April 26, 2011
REVENUES
Crude Oil Gathering	$1,720	$8,951	$10,671
Terminalling, Transportation and Storage	208	8,887	9,095
Total Revenues	1,928	17,838	19,766
COSTS AND EXPENSES
Operating and maintenance expenses	2,199	5,942	8,141
Depreciation and amortization expense	336	1,684	2,020
General and administrative expenses	201	1,855	2,056
Loss on asset disposals	—	1	1
Total Costs and Expenses	2,736	9,482	12,218
OPERATING INCOME (LOSS)	(808)	8,356	7,548
Interest and financing costs, net	—	(461)	(461)
NET INCOME (LOSS)	$(808)	$7,895	$7,087

	Tesoro Logistics LP Predecessor (a)	Tesoro Logistics LP	Three Months Ended June 30, 2011
	Through April 25, 2011	From April 26, 2011
Reconciliation of EBITDA to net income (loss):
Net income (loss)	$(808)	$7,895	$7,087
Add: Depreciation and amortization expense	336	1,684	2,020
Add: Interest and financing costs, net	—	461	461
EBITDA (b)	$(472)	$10,040	$9,568

Reconciliation of EBITDA to net cash from (used in) operating activities:
Net cash from (used in) operating activities	$(3,170)	$12,012	$8,842
Changes in assets and liabilities	2,698	(2,198)	500
Amortization of debt issuance costs	—	(111)	(111)
Unit-based compensation expense	—	(123)	(123)
Loss on asset disposals	—	(1)	(1)
Interest and financing costs, net	—	461	461
EBITDA (b)	$(472)	$10,040	$9,568

Reconciliation of distributable cash flow to net income (loss):
Net income (loss)	$(808)	$7,895	$7,087
Add: Depreciation and amortization expense	336	1,684	2,020
Add: Interest and financing costs, net	—	461	461
Less: Cash interest paid, net	—	11	11
Less: Maintenance capital expenditures (c)	30	312	342
Less: Expansion capital expenditures	316	596	912
Add: Cash on hand to fund expansion capital expenditures	—	298	298
Add: Reimbursement for capital expenditures	—	298	298
Distributable Cash Flow (b)	$(818)	$9,717	$8,899

Summary

Our net income for the three months ended June 30, 2011 (“2011 Quarter”) increased $13.5 million to $7.1 million from a net loss of $6.4 million for the three months ended June 30, 2010 (“2010 Quarter”). The increase in net income was primarily due to the following:

•	an increase in revenues of $14.8 million to $19.8 million primarily attributable to the effect of the new commercial agreements with Tesoro; and

•
an increase in general and administrative expenses of $1.3 million, or 187%, related to increased cost allocations of certain direct employee costs, additional expenses related to being a publicly traded partnership, the grant of TLLP unit-based compensation and the effect of the omnibus agreement.

Our net income for the six months ended June 30, 2011 (“2011 Period”) increased $12.5 million, or 111%, to $1.3 million from a net loss of $11.2 million for the six months ended June 30, 2010 (“2010 Period”). The increase in net income was primarily due to the following:

•	an increase in revenues of $15.2 million, or 141%, to $26.0 million primarily attributable to the effect of the new commercial agreements with Tesoro;

•	an increase in operating and maintenance expenses of $0.7 million, or 4%, primarily attributable to an increase in repairs and maintenance expenses partially offset by imbalance gains; and

•
an increase in general and administrative expenses of $1.9 million, or 129%, due to increased cost allocations of certain direct employee costs, additional expenses related to being a publicly traded partnership, the grant of TLLP unit-based compensation and the effect of the omnibus agreement.

Crude Oil Gathering Segment

The following table and discussion is an explanation of our results of operations of the Crude Oil Gathering segment for the three and six months ended June 30, 2011 and 2010 (in thousands, except barrel and per barrel amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (a)	2010	2011 (a)	2010
REVENUES		Predecessor		Predecessor
Pipeline revenues	$6,282	$4,021	$11,869	$9,004
Trucking revenues	4,389	—	4,389	—
Total Segment Revenues	10,671	4,021	16,258	9,004
COSTS AND EXPENSES
Operating and maintenance expenses	5,161	5,310	9,876	10,205
Depreciation and amortization expense	785	772	1,570	1,539
Allocated general and administrative expenses	281	143	435	279
(Gain) loss on asset disposals	(10)	60	(10)	61
Total Costs and Expenses	6,217	6,285	11,871	12,084
SEGMENT OPERATING INCOME (LOSS)	$4,454	$(2,264)	$4,387	$(3,080)
VOLUMES (bpd)
Pipeline	56,635	35,066	55,972	43,896
Average pipeline revenue per barrel (d)	$1.22	$1.26	$1.17	$1.13
Trucking	23,665	22,465	22,652	22,970
Average trucking revenue per barrel (a) (d)	$2.04		$1.07
____________
(d)    Management uses average revenue per barrel to evaluate performance and compare profitability to other companies in the industry. There are a variety of ways to calculate average revenue per barrel; different companies may calculate it in different ways. We calculate average revenue per barrel as revenue divided by the number of days in the period divided by throughput (bpd). Investors and analysts use this financial measure to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income, revenues and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

The following table is a summary of our Crude Oil Gathering segment for the three months ended June 30, 2011 disaggregated for the periods preceding and succeeding the Offering (in thousands, except barrel and per barrel amounts):

	Tesoro Logistics LP Predecessor (a)	Tesoro Logistics LP	Three Months Ended
			June 30, 2011
CRUDE OIL GATHERING	Through April 25, 2011	From April 26, 2011
Pipeline revenues	$1,720	$4,562	$6,282
Trucking revenues	—	4,389	4,389
Total Segment Revenues	1,720	8,951	10,671
COST AND EXPENSES
Operating and maintenance expenses	1,334	3,827	5,161
Depreciation and amortization expense	131	654	785
General and administrative expenses	44	237	281
Gain on asset disposals	—	(10)	(10)
Total Costs and Expenses	1,509	4,708	6,217
CRUDE OIL GATHERING SEGMENT OPERATING INCOME	$211	$4,243	$4,454
VOLUMES (bpd)
Pipeline	59,059	55,717	56,635
Average pipeline revenue per barrel (d)	$1.16	$1.24	$1.22
Trucking	24,861	23,212	23,665
Average trucking revenue per barrel (a) (d)		$2.86	$2.04

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Volumes. Average pipeline and trucking throughputs increased 21,569 bpd, or 62%, and 1,200 bpd, or 5%, respectively, as a result of higher throughput volumes in the 2011 Quarter at Tesoro's North Dakota refinery. The refinery conducted a scheduled turnaround in the 2010 Quarter. Higher throughput volumes in the 2011 Quarter were partially offset by adverse weather conditions that restricted pipeline receipts from third-party gathering sources.

Financial Results. Revenues increased $6.7 million, or 165%, to $10.7 million for the 2011 Quarter compared to $4.0 million in the 2010 Quarter due to increased pipeline volumes and higher NDPSC tariff rates for the High Plains system that went into effect in January 2011. In addition, at the closing of the initial public offering, higher committed rates went into effect related to the 10-year pipeline transportation services agreement and two-year trucking transportation services agreement with Tesoro. Historically, our Predecessor generally recognized only the costs and did not record revenue associated with trucking services provided to Tesoro on an intercompany basis. Accordingly, the revenues in our Predecessor's historical condensed combined financial statements relate only to amounts received from third parties and Tesoro with respect to transportation regulated by FERC and NDPSC on our High Plains system.

Segment operating income increased $6.8 million to $4.5 million in the 2011 Quarter compared to an operating loss of $2.3 million in the 2010 Quarter significantly driven by increased revenues. Operating and maintenance expenses declined $0.1 million, or 3%, to $5.2 million in the 2011 Quarter compared to $5.3 million in the 2010 Quarter primarily attributable to higher imbalance gains in the 2011 Quarter partially offset by an increase in repairs and maintenance expenses.

Depreciation and amortization expense was unchanged at $0.8 million for the 2011 Quarter compared to the 2010 Quarter as minor amounts of assets were placed in service during or between the periods. General and administrative expenses increased $0.2 million, or 97%, to $0.3 million as compared to $0.1 million due to increased expenses allocated to the Partnership for certain allocated employee related costs. Our Predecessor's general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services, such as treasury, accounting and legal services. Although Tesoro continues to charge the Partnership a similar combination of direct charges and a fixed annual fee for general corporate services, the amounts allocated increased as a result of additional operational administrative resources utilized for management and growth of our assets.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Volumes. Average pipeline throughput increased 12,076 bpd, or 28%, as a result of increased refinery throughputs in Tesoro's Mid-Continent region in the 2011 Period and a scheduled turnaround at Tesoro's North Dakota refinery in the 2010 Period. Higher throughput volumes in the 2011 Period were partially offset by adverse weather conditions that restricted pipeline receipts from third-party gathering sources. Average trucking volumes decreased 318 bpd, or 1%, and were also affected by adverse weather conditions during the 2011 Period that hindered the efficient use of trucking transportation. Certain volumes were supplied using pipeline gathered volumes rather than through trucking.

Financial Results. Revenues increased $7.3 million, or 81%, to $16.3 million for the 2011 Period compared to $9.0 million in the 2010 Period due to increased pipeline volumes and higher NDPSC tariff rates for the High Plains system that went into effect in January 2011. In addition, at the closing of the initial public offering, higher committed rates went into effect related to the 10-year pipeline transportation services agreement and two-year trucking transportation services agreement with Tesoro. Historically, our Predecessor generally recognized only the costs and did not record revenue associated with trucking services provided to Tesoro on an intercompany basis. Accordingly, the revenues in our Predecessor's historical condensed combined financial statements relate only to amounts received from third parties and Tesoro with respect to transportation regulated by FERC and NDPSC on our High Plains system.

Segment operating income rose $7.5 million to $4.4 million in the 2011 Period compared to an operating loss of $3.1 million in the 2010 Period significantly driven by increased revenues. In addition, operating and maintenance expenses declined $0.3 million, or 3%, to $9.9 million in the 2011 Period compared to $10.2 million in the 2010 Period primarily attributable to higher imbalance settlement gains in the 2011 Period partially offset by an increase in repairs and maintenance expenses and an increase in contract labor expense due to higher rates and fuel surcharges for trucking services.

Depreciation and amortization expense was relatively unchanged at approximately $1.5 million for the 2011 Period compared to the 2010 Period as minor amounts of assets were placed in service or retired during or between the periods. General and administrative expenses increased $0.2 million, or 56%, to $0.4 million due to increased expenses allocated to the Partnership for certain employee costs. Our Predecessor's general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services, such as treasury, accounting and legal services. Although Tesoro continues to charge the Partnership a similar combination of direct charges and a fixed annual fee for general corporate services, the amounts allocated increased as a result of additional operational administrative resources utilized for management and growth of our assets.

Terminalling, Transportation and Storage Segment

The following table and discussion is an explanation of our results of operations of the Terminalling, Transportation and Storage segment for the three and six months ended June 30, 2011 and 2010 (in thousands, except barrel and per barrel amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (a)	2010	2011 (a)	2010
REVENUES (e)		Predecessor		Predecessor
Terminalling revenues	$6,966	$901	$7,649	$1,814
Short-haul pipeline revenues	1,178	—	1,178	—
Storage revenues	951	—	951	—
Total Segment Revenues	9,095	901	9,778	1,814
COSTS AND EXPENSES
Operating and maintenance expenses	2,980	2,771	6,973	5,919
Depreciation and amortization expense	1,235	1,357	2,467	2,440
General and administrative expenses	436	93	492	182
Loss on asset disposals	11	367	11	375
Total Costs and Expenses	4,662	4,588	9,943	8,916
SEGMENT OPERATING INCOME (LOSS)	$4,433	$(3,687)	$(165)	$(7,102)
VOLUMES (bpd)
Terminalling throughput	131,812	122,482	126,707	116,277
Average terminalling revenue per barrel (a) (d)	$0.58		$0.33
Short-haul pipeline throughput	66,174	60,188	64,185	53,017
Average short-haul pipeline revenue per barrel (a) (d)	$0.20		$0.10
Storage capacity reserved (shell capacity barrels)	878,000	878,000	878,000	878,000
Storage per shell capacity barrel (per month) (a)	$0.50		$0.50
____________
(e) Historically, no affiliate revenue was recognized by our Predecessor in the Terminalling, Transportation and Storage segment. Volumes include both affiliate and third-party throughput.

The following table is a summary of our Terminalling, Transportation and Storage segment for the three months ended June 30, 2011 disaggregated for the periods preceding and succeeding the Offering (in thousands, except barrel and per barrel amounts):

	Tesoro Logistics LP Predecessor (a)	Tesoro Logistics LP	Three Months Ended
			June 30, 2011
TERMINALLING, TRANSPORTATION AND STORAGE	Through April 25, 2011	From April 26, 2011
Terminalling revenues	$208	$6,758	$6,966
Short-haul pipeline revenues	—	1,178	1,178
Storage revenues	—	951	951
Total Segment Revenues	208	8,887	9,095
COSTS AND EXPENSES
Operating and maintenance expenses	865	2,115	2,980
Depreciation and amortization expense	205	1,030	1,235
General and administrative expenses	44	392	436
Loss on asset disposals	—	11	11
Total Costs and Expenses	1,114	3,548	4,662
TERMINALLING, TRANSPORTATION AND STORAGE SEGMENT OPERATING INCOME (LOSS)	$(906)	$5,339	$4,433
VOLUMES (bpd)
Terminalling throughput	124,510	134,579	131,812
Average terminalling revenue per barrel (a) (d)	$0.07	$0.76	$0.58
Short-haul pipeline throughput	52,392	71,395	66,174
Average short-haul pipeline revenue per barrel (a) (d)		$0.25	$0.20
Storage capacity reserved (shell capacity barrels)	878,000	878,000	878,000
Storage per shell capacity barrel (per month) (a)		$0.50	$0.50

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Volumes. Terminalling throughput volumes increased 9,330 bpd, or 8%, in the 2011 Quarter compared to the 2010 Quarter as a result of Tesoro's greater optimization of assets at the Los Angeles, Vancouver, Mandan and Stockton terminals. Throughput increases at Tesoro's North Dakota refinery and Tesoro's increased retail fuel sales in Los Angeles in the 2011 Quarter contributed to increases in total terminalling volumes. Short-haul pipeline throughput volumes increased 5,986 bpd, or 10%, as a result of increased throughputs at Tesoro's Utah refinery in the 2011 Quarter.

Financial Results. Revenues increased $8.2 million to $9.1 million in the 2011 Quarter compared to $0.9 million in the 2010 Quarter primarily attributable to the new 10-year master terminalling services, 10-year SLC pipeline transportation services and 10-year SLC storage and transportation services agreements with Tesoro that went into effect at the time of the Offering. Historically, third-party throughput activity was the sole source of revenue for this segment as our Predecessor generally recognized only the costs and did not record intercompany revenue associated with terminalling, transportation or storage services provided to Tesoro. Accordingly, our Predecessor's revenues relate only to amounts received from third parties for these services.

Segment operating income increased $8.1 million to $4.4 million in the 2011 Quarter compared to an operating loss of $3.7 million in the 2010 Quarter primarily related to the differences in the way revenue is recorded by the Partnership as discussed above. Operating and maintenance expenses increased $0.2 million, or 8%, to $3.0 million in the 2011 Quarter compared to $2.8 million in the 2010 Quarter due to increased repairs and maintenance expenses for our terminalling assets.

Depreciation and amortization expense decreased $0.2 million, or 9%, to $1.2 million in the 2011 Quarter compared to $1.4 million in the 2010 Quarter as a result of additional depreciation on assets placed in service in 2010. General and administrative expenses increased $0.3 million to $0.4 million due to increased expenses allocated to the Partnership for certain allocated employee costs. Our Predecessor's general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services, such as treasury, accounting and legal services. Although Tesoro continues to charge the Partnership a similar combination of direct charges and a fixed annual fee for general corporate services, the amounts allocated increased as a result of additional operational administrative resources utilized for management and growth of our assets.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Volumes. Terminalling throughput volumes increased 10,430 bpd, or 9%, in the 2011 Period compared to the 2010 Period as a result of Tesoro's greater optimization of assets at the Los Angeles, Vancouver, Mandan and Stockton terminals and a substantial increase in throughputs at related Tesoro refineries in the 2011 Period. An increase in Tesoro's retail fuel sales in Los Angeles in the 2011 Period also contributed to increases in total terminalling volumes. Short-haul pipeline throughputs increased 11,168 bpd, or 21%, due to a scheduled turnaround at Tesoro's Utah refinery in the 2010 Period.

Financial Results. Revenues increased $8.0 million to $9.8 million in the 2011 Period compared to $1.8 million in the 2010 Period primarily attributable to the new 10-year master terminalling services, 10-year SLC pipeline transportation services and 10-year SLC storage and transportation services agreements with Tesoro that went into effect at the time of the Offering. Historically, third-party throughput activity was the sole source of revenue for this segment as our Predecessor generally recognized only the costs and did not record intercompany revenue associated with terminalling, transportation or storage services provided to Tesoro. Accordingly, our Predecessor's revenues relate only to amounts received from third parties for these services.

Segment operating loss declined $6.9 million, or 98%, to $0.2 million in the 2011 Period compared to an operating loss of $7.1 million in the 2010 Period primarily related to the differences in the way revenue is recorded by the Partnership as discussed above. Operating and maintenance expenses increased $1.1 million, or 18%, to $7.0 million in the 2011 Period, compared to $5.9 million in the 2010 Period, primarily related to higher repairs and maintenance expense primarily from maintenance on the SLC short-haul pipelines and certain terminals.

Depreciation and amortization expense was relatively flat at approximately $2.5 million in the 2011 Period compared to the 2010 Period as minor amounts of assets were placed in service or retired during or between the periods. General and administrative expenses increased $0.3 million, or 170%, to $0.5 million due to increased expenses allocated to the Partnership for certain allocated employee costs. Our Predecessor's general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services, such as treasury, accounting and legal services. Although Tesoro continues to charge the Partnership a similar combination of direct charges and a fixed annual fee for general corporate services, the amounts allocated increased as a result of additional operational administrative resources utilized for management and growth of our assets.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership retained $3.0 million of the net proceeds from the Offering for working capital needs, and we expect our ongoing sources of liquidity to include cash generated from operations, reimbursement by Tesoro for certain capital expenditures, borrowings under our revolving credit facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and minimum quarterly cash distributions.

On July 21, 2011, we declared a quarterly cash distribution totaling $7.6 million, or $0.2448 per unit, to be paid on August 12, 2011 to unitholders of record on August 2, 2011. The quarterly cash distribution for the three months ended June 30, 2011, was calculated as the minimum quarterly cash distribution of $0.3375 prorated for the period beginning April 26, 2011, the date TLLP commenced operations. We intend to pay a quarterly distribution of at least $0.3375 per unit per quarter, which equates to $10.5 million per quarter, or $42.0 million per year, based on the number of common, subordinated and general partner units outstanding after completion of the Offering. We do not have a legal obligation to pay this distribution.

Historically, the Predecessor's sources of liquidity included cash generated from operations and funding from Tesoro. Cash receipts were deposited in Tesoro's bank accounts and all cash disbursements were made from those accounts. As such, historically, our Predecessor's financial statements have reflected no cash balances. The Partnership has bank accounts separate from Tesoro, but Tesoro provides treasury services on our general partner's behalf pursuant to the omnibus agreement. Tesoro retained the working capital related to our Predecessor at the closing of the Offering, as the asset and liability balances represented our Predecessor's transactions prior to the closing of the Offering.

Revolving Credit Facility

We entered into a senior secured revolving credit agreement (“Revolving Credit Facility”), concurrent with the closing of the Offering, with a syndicate of banks and financial institutions, including Bank of America, N.A. as administrative agent. The Revolving Credit Facility provides for total loan availability of $150.0 million and allows us to request that the capacity be increased up to an aggregate of $300.0 million, subject to receiving increased commitments from the lenders. We borrowed $50.0 million under the Revolving Credit Facility, at the closing of the Offering, in order to fund a cash distribution to Tesoro in addition to the $283.0 million net distribution related to the Offering proceeds in consideration for contributed assets and to reimburse them for certain capital expenditures incurred with respect to the assets. The Revolving Credit Facility is non-recourse to Tesoro, except for Tesoro Logistics GP (our general partner), and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings available under the Revolving Credit Facility are up to the total available revolving capacity of the facility.

Borrowings under the Revolving Credit Facility bear interest at either a base rate (3.25% as of June 30, 2011) plus an applicable margin, or a Eurodollar rate (0.19% as of June 30, 2011) plus an applicable margin. The applicable margin at June 30, 2011, was 1.50% in the case of the base rate and 2.50% in the case of the Eurodollar rate but varies based upon our Consolidated Leverage Ratio, as defined. The annual rate of commitment fees is 0.50%. The Revolving Credit Facility is scheduled to mature three years from execution and will terminate on April 25, 2014.

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

Additionally, covenants require TLLP to maintain certain interest coverage and leverage ratios. We were in compliance with our debt covenants for the three months ended June 30, 2011.

Cash Flow Summary

Components of our cash flows are set forth below (in thousands):

	Six Months Ended June 30,
	2011	2010
Cash Flows From (Used In):		Predecessor
Operating Activities	$4,557	$(6,346)
Investing Activities	(1,375)	(1,518)
Financing Activities	6,784	7,864
Increase in Cash and Cash Equivalents	$9,966	$—

Operating Activities. Net cash from (used in) operating activities increased $10.9 million, or 172%, to $4.6 million for the 2011 Period from $(6.3) million for the 2010 Period. The increase was related to higher revenues as a result of our newly executed commercial agreements.

Investing Activities. Net cash used in investing activities for the 2011 Period decreased $0.1 million, or 9%, to $1.4 million compared to $1.5 million in the 2010 Period as significant cash payments were made in the 2010 Period on payables related to capital spending in the fourth quarter of 2009.

Financing Activities. Net cash from financing activities for the 2011 Period decreased $1.1 million, or 14%, to $6.8 million from $7.9 million for the 2010 Period as a result of transactions related to the initial public offering. We received net proceeds of $286.0 million from the sale of 14,950,000 common units, after deducting underwriting discounts, structuring and advisory fees, offering expenses and debt issuance costs of approximately $28.0 million and retained $3.0 million of these proceeds for working capital purposes before the cash distribution to Tesoro. We distributed $283.0 million to Tesoro in consideration for contributed assets and to reimburse them for certain capital expenditures incurred with respect to the assets.

Historically, the Predecessor's sources of liquidity included cash generated from operations and funding from Tesoro. Cash receipts were deposited in Tesoro's bank accounts and all cash disbursements were made from those accounts. The $3.5 million was the funding of the net loss for the period ending April 25, 2011 less any non-cash contributions.

Working capital. Working capital (excluding cash) increased $3.3 million at June 30, 2011 from December 31, 2010 primarily due to increased receivables related to the execution of new commercial contracts with Tesoro.

Capital Expenditures

The Partnership's operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements have consisted of and are expected to continue to consist of maintenance and expansion capital expenditures. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations. Expansion capital expenditures include expenditures to acquire assets and expand existing facilities or services that may increase throughput capacity on our pipelines and in our terminals or increase storage capacity at our storage facilities.

Capital spending during the 2011 Quarter and 2011 Period was $1.3 million and $1.8 million, respectively. Capital spending for the period subsequent to the Offering was $0.9 million. For the remainder of 2011, we estimate that total capital expenditures will be approximately $13.0 million for both maintenance and expansion capital projects, which has increased to reflect two new expansion capital projects, the Rangeland interconnect and Connelly gathering hub. We anticipate that these capital expenditures will be funded primarily with cash generated from operations, reimbursement by Tesoro for certain capital expenditures and borrowings under our revolving credit facility.

The following table is a summary of our capital expenditures for the three months ended June 30, 2011 disaggregated for the periods preceding and succeeding the Offering (in thousands):

	Tesoro Logistics LP Predecessor	Tesoro Logistics LP	Three Months Ended
			June 30, 2011
	Through April 25, 2011	From April 26, 2011
Maintenance	$30	$312	$342
Expansion	316	596	912
Total Capital Expenditures	$346	$908	$1,254

Maintenance capital expenditures. Maintenance capital spending for the period subsequent to the Offering was $0.3 million. Maintenance capital spending in the 2011 Period decreased $0.3 million, or 41%, to $0.5 million compared to $0.8 million in the 2010 Period primarily related to a piping project at our Vancouver terminal, which was placed in service at the end of 2010. We estimate that our maintenance capital expenditures for the remainder of 2011 will be approximately $1.0 million for anticipated capital projects related to our Los Angeles terminal and tank maintenance and rack loading equipment at certain of our terminals.

Expansion capital expenditures. Expansion capital spending for the period subsequent to the Offering was $0.6 million. Expansion capital spending in the 2011 Period increased $1.1 million to $1.3 million compared to $0.2 million in the 2010 Period primarily related to 2011 expenditures for the SLC terminal ethanol blending project. We estimate that our expansion capital expenditures for the remainder of 2011 will be approximately $12.0 million.

The following discussion describes our expansion capital spending plan for the remainder of 2011:

Our capital expansion estimates include approximately $5.0 million of expected spending in our Crude Oil Gathering segment beginning in 2011 on additional truck unloading, tankage and pumping capacity on the High Plains system to support the announced expansion of Tesoro's North Dakota refinery. We expect to spend approximately $3.5 million during the remainder of 2011, and we expect the project to be completed by the second quarter of 2012, subject to permitting requirements.

Further, Tesoro has announced a long-term agreement with Rangeland Energy, LLC for access to their crude oil loading terminal and pipeline facility in North Dakota. The facility will have a direct connection to the Partnership's High Plains system and is expected to be in service in the first quarter of 2012. As such, we expect to spend approximately $3.0 million in total, and approximately $1.0 million during the remainder of 2011, on the Rangeland interconnect project to establish interconnection of the Rangeland Energy, LLC terminal and pipeline facility and our High Plains system. We expect this project to be completed by the second quarter of 2012.

Also, as part of our strategy to expand our pipeline gathering system, we expect to spend approximately $5.0 million on the Connelly gathering hub project to build a new gathering hub and the initial gathering pipeline on our High Plains system. The first phase of this project includes the tankage and metering required to support multiple future expansions of gathering lines in the vicinity of the hub. The initial pipeline is expected to move 1,500 bpd of crude oil that we presently transport by truck.  We expect future phases to provide opportunities for incremental gathering tariffs and fees. We expect to spend approximately $2.0 million during the remainder of 2011 and to complete the project by the second quarter of 2012.

In addition, during the remainder of 2011 expansion capital expenditures are expected to provide for several projects to expand the services offered and capacity of our terminals within the Terminalling, Transportation and Storage segment, which will be completed in future periods. We expect to spend approximately $3.0 million in total on the addition of ethanol blending capabilities at our SLC and Burley terminals, approximately $2.0 million during the remainder of 2011, and approximately $3.0 million in total at our Los Angeles terminal to add the ability to unload transmix for transportation to Tesoro's Los Angeles refinery, approximately $1.5 million remaining in 2011. We expect to spend approximately $9.0 million in total at our Stockton terminal to add additional storage capacity that will allow us to increase the volume delivered through our terminal by approximately 8,000 bpd. We expect to spend approximately $2.0 million on this project during the remainder of 2011.

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

Environmental Liabilities.  Tesoro has been party to various litigation and contingent loss matters, including environmental matters, arising in the ordinary course of business. The outcome of these matters cannot always be accurately predicted, but our Predecessor has recognized historical liabilities for these matters based on estimates and applicable accounting guidelines and principles.  These liabilities were based on engineering estimates, expected timing, extent of remedial actions required by governing agencies and experience gained from similar sites for which environmental assessments or remediation have been completed. It is reasonably possible that the estimates will change and that remediation costs could be adjusted as more information becomes available.

The accrued liabilities of record at the time of the Offering are included in our Predecessor's condensed combined financial statements. Liabilities were recorded when site restoration and environmental remediation and cleanup obligations were considered probable and could be reasonably estimated. Environmental liabilities of $2.1 million were accrued as of December 31, 2010, for groundwater and soil remediation projects at our Stockton, Burley and Anchorage terminals. These liabilities were retained by Tesoro at the closing of the Offering.

We are currently, and expect to continue, incurring expenses for environmental cleanup at a number of our pipelines, terminals and storage facilities. As part of the omnibus agreement, Tesoro indemnifies us for certain environmental liabilities associated with the operation of our assets and arising at or before the closing of the Offering on April 26, 2011. Indemnification for unknown environmental liabilities is limited to pre-closing conditions identified prior to the earlier of April 26, 2016 and the date that Tesoro no longer controls our general partner (provided that, in any event, such date shall not be earlier than April 26, 2013), and a $0.25 million aggregate annual deductible for each type (unknown environmental liabilities or title matters) before we are entitled to indemnification in any calendar year. Neither we nor our general partner has any contractual obligation to investigate or identify any such unknown environmental liabilities after the closing of the Offering. We have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of this Offering and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities. As of June 30, 2011 TLLP did not have any environmental liabilities recorded on the balance sheet.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including information incorporated by reference) includes and references "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, expectations regarding revenues, cash flows, capital expenditures, and other financial items. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, and profitability. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," "would" and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q, which speak only as of the date the statements were made.

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	changes in global economic conditions and the effects of the global economic downturn on Tesoro's business and the business of its suppliers, customers, business partners and credit lenders;

•	the suspension, reduction or termination of Tesoro's obligation under our commercial agreements and our operational services agreement;

•	a material decrease in the refining margins at Tesoro's refineries;

•	a material decrease in the crude oil produced in the Bakken Shale/Williston Basin area;

•	the risk of contract cancellation, non-renewal or failure to perform by Tesoro's customers, and Tesoro's inability to replace such contracts and/or customers;

•	Tesoro's ability to remain in compliance with the terms of its outstanding indebtedness;

•	the timing and extent of changes in commodity prices and demand for Tesoro's refined products;

•
state and federal environmental, economic, health and safety, energy and other policies and regulations, including those related to climate change and any changes therein, and any legal or regulatory investigations, delays or other factors beyond our control;

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined products;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	disruptions due to equipment interruption or failure at our facilities, Tesoro's facilities or third-party facilities on which Tesoro's business is dependent;

•	changes in the cost or availability of third-party vessels, pipelines and other means of delivering and transporting crude oil, feedstocks and refined products;

•	actions of customers and competitors;

•	risks related to labor relations and workplace safety;

•	earthquakes or other natural disasters affecting operations;

•	weather conditions affecting our or Tesoro's operations or the areas in which Tesoro markets its refined products;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any accruals, which affect us or Tesoro;

•	changes in our cash flow from operations;

•	changes in capital requirements or in execution of planned capital projects;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	political developments;

•	changes in Tesoro's crude oil and refined product inventory levels and carrying costs;

•	seasonal variations in demand for refined products; and

•	changes in insurance markets impacting costs and the level and types of coverage available.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not own the refined products or crude oil that are shipped through our pipelines, distributed through our terminals, or held in our storage facilities, and because all of our commercial agreements with Tesoro, other than our master terminalling services agreement, require Tesoro to bear the risk of any volume loss relating to the services we provide, we have minimal direct exposure to risks associated with fluctuating commodity prices. In addition, our commercial agreements with Tesoro are indexed to inflation and contain fuel surcharge provisions that are designed to substantially mitigate our exposure to increases in diesel fuel prices and the cost of other supplies used in our business. We do not intend to hedge our exposure to commodity risk related to imbalance gains and losses or to diesel fuel or other supply costs.

Debt that the Partnership incurs under our revolving credit facility bears interest at a variable rate and exposes us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. Concurrent with the closing of our Offering, we borrowed $50.0 million under our revolving credit facility. With all other variables held constant, a 1.0% change in the interest rate associated with this borrowing would result in a $0.5 million change in interest expense.  Any change in interest rates would affect cash flows, but not the fair value of the debt we incur under our revolving credit facility. We do not currently have in place any hedges or forward contracts to hedge our exposure to interest rate risks.

ITEM 4. CONTROLS AND PROCEDURES

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K will not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although the Partnership may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or statements of cash flows. We are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed under the heading “Risk Factors” in our prospectus dated April 19, 2011, as filed with the SEC on April 21, 2011.

ITEM 6. EXHIBITS
(a)Exhibits

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

10.9
Transportation Services Agreement (SLC Short-Haul Pipelines), dated as of April 26, 2011, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

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

Exhibit Number	Description of Exhibit

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________
*    Filed herewith
**    Submitted electronically herewith
#    Compensatory plan or arrangement
†    Confidential treatment has been granted for certain portions of this Exhibit pursuant to a confidential treatment order granted by the Securities Exchange Commission. Such portions have been omitted and filed separately with the Securities Exchange Commission.

In accordance with Rule 402 of Regulation S-T, the XBRL information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO LOGISTICS LP

		By:	Tesoro Logistics GP, LLC
Its General Partner

Date:	August 10, 2011	By:	/s/ GREGORY J. GOFF
Gregory J. Goff
Chairman of the Board of Directors and Chief Executive Officer

Date:	August 10, 2011	By:	/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Director, Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

10.9
Transportation Services Agreement (SLC Short-Haul Pipelines), dated as of April 26, 2011, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

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

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________
*    Filed herewith
**    Submitted electronically herewith
#    Compensatory plan or arrangement
†    Confidential treatment has been granted for certain portions of this Exhibit pursuant to a confidential treatment order granted by the Securities Exchange Commission. Such portions have been omitted and filed separately with the Securities Exchange Commission.

In accordance with Rule 402 of Regulation S-T, the XBRL information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.