Form 10-Q
period 2011-09-30
TESORO LOGISTICS LP
filed 2011-11-08
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑

The registrant had 15,254,890 common units, 15,254,890 subordinated units and 622,649 general partner units outstanding at November 4, 2011.

TESORO LOGISTICS LP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010
		Predecessor
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,756	$—
Receivables, less allowance for doubtful accounts
Trade	804	233
Affiliate	10,161	3,738
Prepayments and other current assets	967	—
Total Current Assets	29,688	3,971
NET PROPERTY, PLANT AND EQUIPMENT	133,934	131,490
OTHER NONCURRENT ASSETS	1,726	116
Total Assets	$165,348	$135,577

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable
Trade	$2,118	$1,619
Affiliate	3,766	299
Accrued liabilities	3,013	3,238
Total Current Liabilities	8,897	5,156
OTHER NONCURRENT LIABILITIES	43	1,594
DEBT	50,000	—
COMMITMENTS AND CONTINGENCIES (Note K)
EQUITY
Predecessor division equity	—	128,827
Common unitholders - public (14,950,000 units issued and outstanding)	308,943	—
Common unitholders - Tesoro (304,890 units issued and outstanding)	(59,337)	—
Subordinated unitholders - Tesoro (15,254,890 units issued and outstanding)	(144,772)	—
General partner - Tesoro (622,649 units issued and outstanding)	1,574	—
Total Equity	106,408	128,827
Total Liabilities and Equity	$165,348	$135,577

See accompanying notes to condensed consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		Predecessor		Predecessor
REVENUES	(Dollars in thousands, except per unit amounts)
Affiliate	$26,143	$5,145	$50,583	$14,087
Third-party	984	1,011	2,580	2,887
Total Revenues	27,127	6,156	53,163	16,974
COSTS AND EXPENSES
Operating and maintenance expenses	7,382	9,360	24,231	25,484
Depreciation and amortization expense	2,017	2,004	6,054	5,983
General and administrative expenses	2,000	846	5,415	2,337
Loss on asset disposals	—	70	1	506
Total Costs and Expenses	11,399	12,280	35,701	34,310
OPERATING INCOME (LOSS)	15,728	(6,124)	17,462	(17,336)
Interest and financing costs, net	(601)	—	(1,062)	—
NET INCOME (LOSS)	$15,127	$(6,124)	$16,400	$(17,336)

Less: Predecessor loss prior to initial public offering on April 26, 2011	—		(6,622)
Net income subsequent to initial public offering	15,127		23,022
Less: General partner's interest in net income subsequent to initial public offering	303		460
Limited partners' interest in net income subsequent to initial public offering	$14,824		$22,562

Net income per limited partner unit:
Common	$0.49		$0.74
Subordinated - Tesoro	$0.49		$0.74

Limited partner units outstanding:
Common units - Public	14,950,000		14,950,000
Common units - Tesoro	304,890		304,890
Subordinated units - Tesoro	15,254,890		15,254,890

Cash distribution per unit	$0.35		$0.5948

See accompanying notes to condensed consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
		Predecessor
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(Dollars in thousands)
Net income (loss)	$16,400	$(17,336)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization expense	6,054	5,983
Amortization of debt issuance costs	266	—
Unit-based compensation expense	301	—
Loss on asset disposals	1	506
Changes in current assets:
Receivables - trade	(671)	(182)
Receivables - affiliate	(7,963)	—
Prepayments and other current assets	(1,103)	—
Changes in current liabilities:
Accounts payable - trade	876	212
Accounts payable - affiliate	3,424	(318)
Accrued liabilities	3,000	411
Changes in other noncurrent assets and liabilities	(196)	727
Net cash from (used in) operating activities	20,389	(9,997)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(3,132)	(2,167)
Net cash used in investing activities	(3,132)	(2,167)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common units, net of underwriters' discount	294,328	—
Distributions to General Partner	(50,153)	—
Distributions to Common unitholders - Public	(3,660)	—
Distributions to Common unitholders - Tesoro	(70,001)	—
Distributions to Subordinated unitholders	(217,087)	—
Borrowings under revolving credit agreement	50,000	—
Offering costs	(6,196)	—
Deferred debt issuance costs	(1,852)	—
Sponsor contribution of division equity to the Predecessor	3,486	12,164
Reimbursement for capital expenditures	1,634	—
Net cash from financing activities	499	12,164
INCREASE IN CASH AND CASH EQUIVALENTS	17,756	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,756	$—
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid, net of capitalized interest	$325	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Capital expenditures included in accounts payable and accrued expenses at period end	$1,168	$104
Transfer of property, plant and equipment from Sponsor, net of accumulated depreciation	$4,399	$—
Working capital requirements retained by Sponsor	$4,389	$—
See accompanying notes to condensed consolidated financial statements.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used in this report, the terms "Tesoro Logistics LP," "we," "us," or "our" may refer to Tesoro Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole. References in this report to "Tesoro" or our "Sponsor" refer collectively to Tesoro Corporation and any of its subsidiaries, other than Tesoro Logistics LP, its subsidiaries and its general partner. The information presented in this Quarterly Report on Form 10-Q contains the unaudited condensed combined financial results of Tesoro Logistics LP Predecessor ("Predecessor"), our predecessor for accounting purposes, for periods presented through April 25, 2011. The condensed consolidated financial results for the three and nine months ended September 30, 2011, also include the results of operations for Tesoro Logistics LP ("TLLP" or the "Partnership") for the period beginning April 26, 2011, the date TLLP commenced operations. The balance sheet as of September 30, 2011, presents solely the condensed consolidated financial position of the Partnership.

Organization

TLLP is a Delaware limited partnership formed in December 2010 by Tesoro Corporation and its wholly owned subsidiary, Tesoro Logistics GP, LLC, our general partner. On April 26, 2011, we completed our initial public offering (the "Offering") of 14,950,000 common units (amount includes 1,950,000 common units issued pursuant to the exercise of the underwriters' over-allotment option on April 20, 2011), representing limited partner interests.

After completion of the Offering, the Partnership includes the assets, liabilities and results of operations of certain crude oil gathering and refined products terminalling, transportation and storage assets, previously operated and owned by Tesoro Alaska Company, Tesoro Refining and Marketing Company ("TRMC") and Tesoro High Plains Pipeline Company LLC.  Prior to completion of the Offering, the assets, liabilities and results of operations of the aforementioned assets related to our Predecessor.

Basis of Presentation

The interim condensed consolidated financial statements and notes thereto have been prepared by management without audit according to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to present the information fairly. The accompanying interim condensed consolidated financial statements and notes should be read in conjunction with the condensed combined financial statements of our Predecessor and notes thereto included in our prospectus dated April 19, 2011, as filed with the SEC on April 21, 2011.

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

Summary of Significant Accounting Policies

Revenue Recognition. The Partnership generates revenue by charging fees for gathering, transporting and storing crude oil and for terminalling, transporting and storing refined products. Revenues are recognized as crude oil and refined products are shipped through, delivered by or stored in our pipelines, terminals and storage facility assets and transported by trucking operations, as applicable. All revenues are based on regulated tariff rates or contractual rates. Effective April 26, 2011, we began recording fees for services rendered to affiliates with respect to trucking, terminalling, storage and short-haul pipeline transportation services.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Billings to affiliated customers for obligations under their quarterly minimum revenue commitments (shortfall payments) are recorded as deferred revenue if they have the right to receive future services for these billings. The balance of deferred revenue as of September 30, 2011, represents advanced billings as there were no shortfall payments recorded. The revenue is recognized at the earlier of:

•	the customer receiving the future services provided by these billings;

•	the expiration of the period in which the customer is contractually allowed to receive the services (typically 3 months); or

•	the determination that future services will not be required.

The only historic revenues reflected in the financial statements of our Predecessor are amounts received from third-party use of our pipelines and terminals, and amounts received from Tesoro with respect to transportation regulated by the Federal Energy Regulatory Commission ("FERC") and the North Dakota Public Service Commission ("NDPSC") on our High Plains system. Our High Plains system includes our truck-based crude oil gathering operation and our common carrier pipeline and related storage assets. Tesoro was not charged fees for services rendered with respect to any trucking, terminalling, storage or short-haul pipeline transportation services prior to April 26, 2011, as the respective assets were operated as a component of Tesoro's petroleum refining and marketing businesses.

Imbalances. We experience volume gains and losses, which we sometimes refer to as imbalances, within our pipelines, terminals and storage facilities due to pressure and temperature changes, evaporation and variances in meter readings and in other measurement methods. Under our High Plains Pipeline transportation services agreement, we retain 0.20% of the crude oil shipped on our High Plains Pipeline, and we bear any crude oil volume losses in excess of that amount. Under the provisions of our master terminalling services agreement, we retain 0.25% of the refined products we handle at our Anchorage, Boise, Burley, Stockton and Vancouver terminals for Tesoro, and we bear any refined product volume losses in excess of that amount. The value of any crude oil or refined product imbalance losses resulting from these contractual provisions is determined by reference to the monthly average market reference price for the applicable commodity, less a specified discount. Any imbalances under these provisions reduce our operating and maintenance expenses in the period in which they are realized to the extent they are within the loss allowance and increase our operating and maintenance expenses in such period to the extent they exceed the loss allowance. For all of our other terminals, and under our other commercial agreements with Tesoro, we have no obligation to measure volume losses and have no liability for physical losses.

Net Income per Limited Partner Unit. In addition to the common and subordinated units, we have identified the general partner interest and the incentive distribution rights ("IDRs") as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the partnership agreement. Net income per unit applicable to limited partners (including common and subordinated unitholders) is computed by dividing limited partners' interest in net income, after deducting the general partner's 2% interest and incentive distributions, by the weighted-average number of outstanding common and subordinated units. As of September 30, 2011, the weighted-average number of units outstanding equals the total number of units outstanding.

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

Unit-based Compensation. Our general partner provides unit-based compensation to officers and non-employee directors for the Partnership, which includes service and performance phantom unit awards. The fair value of our service phantom unit awards on the date of grant is equal to the market price of our common units. We estimate the grant date fair value of performance phantom unit awards using a Monte Carlo simulation at the inception of the award. We amortize the fair value over the vesting period, generally three years for officers and one year for non-employee directors, using the straight-line method. The phantom unit awards are settled in TLLP common units. Expenses related to unit-based compensation are included in general and administrative expenses.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New Accounting Standards

Fair Value Measurements and Disclosures. The FASB issued an ASU in May 2011 related to fair value measurements and disclosures to achieve common fair value measurements and additional consistency of disclosures between U.S. GAAP and International Financial Reporting Standards. This standard includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. Some of the changes include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, and (3) quantitative information required for fair value measurements categorized within level 3 of the fair value hierarchy. In addition, this standard requires additional disclosure for level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. This standard is effective for interim and annual periods beginning after December 15, 2011. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

NOTE B - INITIAL PUBLIC OFFERING

Initial Public Offering ("IPO"). On April 20, 2011, the Partnership's common units began trading on the New York Stock Exchange under the symbol "TLLP." On April 26, 2011, we closed our Offering of 14,950,000 common units at a price of $21.00 per unit, which included a 1,950,000 unit over-allotment option that was exercised by the underwriters.

All of our net property, plant and equipment was contributed by Tesoro in exchange for:

•	304,890 common units and 15,254,890 subordinated units, representing an approximate aggregate 50% interest, excluding the general partner interest, in TLLP;

•	all of the incentive distribution rights (as discussed in TLLP's partnership agreement);

•	622,649 general partner units, representing a 2% general partner interest; and

•	an aggregate cash distribution of $333.0 million.

We received net proceeds of $286.0 million from the sale of 14,950,000 common units, after offering expenses (the "Offering Costs") and debt issuance costs of $28.0 million and retained $3.0 million of these proceeds for working capital purposes before the cash distribution to Tesoro. We borrowed $50.0 million under a senior secured revolving credit agreement (the "Revolving Credit Facility") at the closing of the Offering (see Note J for more information regarding the Revolving Credit Facility), in order to fund a cash distribution to Tesoro in addition to the $283.0 million net distribution related to IPO proceeds in consideration for contributed assets and to reimburse them for certain capital expenditures incurred with respect to the assets.

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

•
a 10-year pipeline transportation services agreement under which Tesoro pays the Partnership fees for transporting crude oil and refined products on our five Salt Lake City ("SLC") short-haul pipelines; and

•
a 10-year SLC storage and transportation services agreement under which Tesoro pays the Partnership fees for storing crude oil and refined products at our SLC storage facility and transporting crude oil and refined products between the storage facility and Tesoro's Utah refinery through interconnecting pipelines on a dedicated basis.

Each of these agreements, other than the SLC storage and transportation services agreement, contain minimum volume commitments. Tesoro's fees under the SLC storage and transportation services agreement are for the exclusive use of the existing shell capacity at our SLC storage facility and on our pipelines connecting the storage facility to Tesoro's Utah refinery. The fees under each agreement are indexed for inflation and, except for the trucking transportation services agreement, give Tesoro the option to renew for two five-year terms. The trucking transportation services agreement will renew automatically for up to four successive two-year terms unless earlier terminated by us or Tesoro. Additionally, these agreements include provisions that permit Tesoro to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur after one year of continuing minimum payments. These events include Tesoro deciding to suspend refining operations permanently or indefinitely at one or more of its refineries that will impact the use of assets under these agreements as well as certain extraordinary events beyond the control of us or Tesoro that would prevent us from performing required services under the applicable agreement.

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

Summary of Transactions. A summary of revenue and expense transactions with Tesoro, including expenses directly charged and allocated to our Predecessor, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		Predecessor		Predecessor
Revenues	$26,143	$5,145	$50,583	$14,087
Operating and maintenance expenses (a)	$3,124	$9,360	$18,812	$25,484
General and administrative expenses	$1,885	$846	$5,289	$2,337
____________

(a) Operating and maintenance expenses include imbalance settlement gains of $3.1 million and $5.5 million in the three and nine months ended September 30, 2011, respectively.

In accordance with our partnership agreement, our common and subordinated units and general partner interest are entitled to receive quarterly distributions of available cash. In August 2011, we paid a quarterly cash distribution, including $4.0 million to Tesoro. On October 20, 2011, we declared a quarterly cash distribution, including $5.7 million to Tesoro.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE D - NET INCOME PER UNIT

The following is a summary of net income (loss) for the nine months ended September 30, 2011, (in thousands) disaggregated between the Predecessor and the Partnership:

	Tesoro Logistics LP Predecessor	Tesoro Logistics LP	Nine Months Ended
			September 30, 2011
	Through April 25, 2011	From April 26, 2011
REVENUES	$8,198	$44,965	$53,163
COSTS AND EXPENSES
Operating and maintenance expenses	10,907	13,324	24,231
Depreciation and amortization expense	2,353	3,701	6,054
General and administrative expenses	1,560	3,855	5,415
Loss on asset disposals	—	1	1
Total Costs and Expenses	14,820	20,881	35,701
OPERATING INCOME (LOSS)	(6,622)	24,084	17,462
Interest and financing costs, net	—	(1,062)	(1,062)
NET INCOME (LOSS)	$(6,622)	$23,022	$16,400

Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, the holder of the IDRs, pursuant to our partnership agreement, which are declared and paid following the close of each quarter. Net income per unit is only calculated for the Partnership after the Offering as no units were outstanding prior to April 26, 2011. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. As of September 30, 2011, the weighted-average number of units outstanding equals the total number of units outstanding.

In addition to the common and subordinated units, we have also identified the general partner interest and IDRs as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. We intend to purchase units in the open market or purchase common units from Tesoro to settle the phantom unit awards. Therefore, basic and diluted net income per unit applicable to limited partners are the same because there are no potentially dilutive units outstanding. We also disclose limited partner units outstanding. There have been no additional changes to the outstanding shares after the closing of the Offering.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Net income subsequent to initial public offering	$15,127	$23,022
Less: General partner's interest in net income subsequent to initial public offering	303	460
Limited partners' interest in net income subsequent to initial public offering	$14,824	$22,562

Net income per limited partner unit:
Common	$0.49	$0.74
Subordinated - Tesoro	$0.49	$0.74

Limited partner units outstanding:
Common units - Public	14,950,000	14,950,000
Common units - Tesoro	304,890	304,890
Subordinated units - Tesoro	15,254,890	15,254,890

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in thousands):

	September 30, 2011	December 31, 2010
		Predecessor
Crude Oil Gathering	$95,252	$94,482
Terminalling, Transportation and Storage	106,578	98,771
Gross Property, Plant and Equipment	201,830	193,253
Less: Accumulated depreciation	67,896	61,763
Net Property, Plant and Equipment	$133,934	$131,490

NOTE F - ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	September 30, 2011	December 31, 2010
		Predecessor
Deferred revenue - affiliate	$1,763	$—
Capital expenditures	426	164
Taxes other than income taxes, primarily property taxes	422	607
Interest and financing costs	250	—
Utilities	137	502
Deferred revenue - trade	15	25
Employee costs - affiliate	—	895
Environmental liabilities	—	526
Accrued vacation	—	519
Total Accrued Liabilities	$3,013	$3,238

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE G - OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are as follows (in thousands):

	September 30, 2011	December 31, 2010
		Predecessor
Asset retirement obligations ("AROs")	$43	$41
Environmental liabilities	—	1,553
Total Other Noncurrent Liabilities	$43	$1,594

For further discussion related to environmental liabilities and AROs, see Note K - Commitments and Contingencies.

NOTE H - BENEFIT PLANS

Employees supporting our operations participate in the benefit plans and the employee thrift plan of Tesoro. The Predecessor was allocated expenses for costs associated with the benefit plans primarily based on the percentage of the Predecessor's allocated salaries compared to Tesoro's total salaries. Tesoro, subsequent to the Offering, allocates expense for costs associated with the benefit plans based on the salaries of Tesoro's employees that provide services to TLLP as a percentage of total Tesoro salaries. These employee benefit plan expenses and the related payroll costs are included in operating expenses and general and administrative expenses and include amounts allocated to the Predecessor for periods prior to the closing of the Offering as described below.

Our employee benefit plan expenses were $0.5 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively, and $1.1 million and $0.3 million for the nine months ended September 30, 2011 and 2010, respectively. Our Predecessor's share of such costs was $0.2 million for the three months ended September 30, 2010, and $0.3 million for both the nine months ended September 30, 2011 and 2010.

NOTE I - MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

For the three and nine months ended September 30, 2011, TRMC, a wholly owned subsidiary of Tesoro, accounted for 96% and 95%, respectively, of our total revenues. Historically, TRMC was a customer of the crude oil gathering segment and accounted for 84% and 83% of our Predecessor's total revenues in the three and nine months ended September 30, 2010, respectively. No revenues were recorded for the Predecessor with TRMC in the terminalling, transportation and storage segment prior to April 26, 2011.

NOTE J - DEBT

We entered into the Revolving Credit Facility, concurrent with the closing of the Offering on April 26, 2011, with a syndicate of banks and financial institutions. The Revolving Credit Facility provides for total loan availability of $150.0 million and allows us to request that the capacity be increased up to an aggregate of $300.0 million, subject to receiving increased commitments from the lenders. The Revolving Credit Facility is non-recourse to Tesoro, except for Tesoro Logistics GP (our general partner) and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings available under the Revolving Credit Facility are up to the total available revolving capacity of the facility. As of September 30, 2011, we had $50.0 million of borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused credit availability of $99.7 million or 66% of the borrowing capacity.

Borrowings under the Revolving Credit Facility bear interest at either a base rate (3.25% as of September 30, 2011) plus an applicable margin, or a Eurodollar rate (0.24% as of September 30, 2011) plus an applicable margin. The applicable margin at September 30, 2011, was 1.50% in the case of the base rate and 2.50% in the case of the Eurodollar rate but varies based upon a certain coverage ratio, as defined. The annual rate of commitment fees is 0.50%. The Revolving Credit Facility is scheduled to mature on April 25, 2014.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Contingencies

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but the Predecessor has accrued liabilities for certain of these matters based on our best estimates and applicable accounting guidelines and principles if the amount is probable and estimable. (See Notes F and G for amounts accrued for environmental liabilities and AROs). Contingencies arising after the closing of the Offering from conditions existing before April 26, 2011, will be recorded in accordance with the indemnification terms set forth in the omnibus agreement, while any contingencies arising from events after April 25, 2011, will be fully recognized by TLLP. As of September 30, 2011, we did not have any new outstanding lawsuits, administrative proceedings or governmental investigations.

Environmental Liabilities and AROs

Our Predecessor recorded environmental liabilities when environmental assessments and/or remedial efforts were probable and could be reasonably estimated. Additionally, the Predecessor recorded AROs for requirements that impose certain regulations pertaining to hazardous materials disposal and other cleanup obligations.  Our AROs primarily include environmental remediation obligations related to site restorations at our leased terminals. Cost projections are based on engineering estimates, expected timing, the extent of remedial actions required by governing agencies and experience gained from similar sites for which environmental assessments or remediation have been completed. Upon completion of the Offering, the Partnership assumed the existing AROs and adopted the accounting policies of the Predecessor in recognizing future liabilities in accordance with the indemnification terms set forth in the omnibus agreement.

It is possible that our projections will change and that remediation costs will be incurred as more information becomes available. Our Predecessor has historically recorded expenses for AROs at a number of operated pipeline, terminal and storage properties.  These liabilities for AROs were assumed by the Partnership at the closing of the offering. Environmental liabilities of $2.1 million were accrued as of December 31, 2010, for groundwater and soil remediation projects at our Stockton, Burley and Anchorage terminals. These liabilities were retained by Tesoro at the closing of the Offering. Further, the Predecessor capitalized environmental expenditures that extended the life or increased the capacity of assets as well as expenditures that prevented environmental contamination.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE L - EQUITY

As of September 30, 2011, Tesoro owned 304,890 of our common units, 15,254,890 of our subordinated units and 622,649 of our general partner units (the 2% general partner interest), which together constitutes a 52% ownership interest in us. The Offering transactions were allocated in accordance with agreements signed concurrently with the Offering and the pro-rata ownership of the units held by Tesoro.

Equity Activity. The summarized changes in the carrying amount of our equity are as follows (in thousands):

		Partnership
	Tesoro Logistics LP Predecessor	Common - Public	Common -Tesoro	Subordinated - Tesoro	General Partner - Tesoro	Total
Balance at December 31, 2010	$128,827	$—	$—	$—	$—	$128,827
Sponsor contribution of division equity to the Predecessor	3,486	—	—	—	—	3,486
Non-cash contributions	4,399	—	—	—	—	4,399
Predecessor loss through April 25, 2011	(6,622)	—	—	—	—	(6,622)
Balance at April 26, 2011 (date of the Offering)	$130,090	$—	$—	$—	$—	$130,090
Net liabilities not assumed by Tesoro Logistics LP	4,389	—	—	—	—	4,389
Allocation of net Sponsor investment to unitholders	(134,479)	—	10,654	72,083	51,742	—
Proceeds from initial public offering, net of underwriters' discount	—	304,527	(191)	(9,615)	(393)	294,328
Offering costs	—	(2,975)	(61)	(3,036)	(124)	(6,196)
Cash distributions	—	(3,660)	(70,001)	(217,087)	(50,153)	(340,901)
Capital contribution	—	—	32	1,602	—	1,634
Partnership earnings April 25 through September 30, 2011	—	11,051	230	11,281	460	23,022
Other	—	—	—	—	42	42
Balance at September 30, 2011	$—	$308,943	$(59,337)	$(144,772)	$1,574	$106,408

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

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of net income allocated to the partners is as follows (in thousands, except per unit amounts):

Net Income Attributable to Tesoro Logistics LP Limited Partner Unit - Common Units
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Distributions (a)	$5,339	$9,073
Undistributed earnings	2,073	2,208
Limited partners' interest in net income subsequent to initial public offering	$7,412	$11,281

Net Income Attributable to Tesoro Logistics LP Limited Partner Unit - Subordinated Units
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Distributions (a)	$5,339	$9,073
Undistributed earnings	2,073	2,208
Limited partners' interest in net income subsequent to initial public offering	$7,412	$11,281

(a) Distributions declared per unit	$0.35	$0.5948
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

	Total quarterly distribution per unit target amount		Marginal percentage interest in distributions
			Unitholders	General Partner	Incentive Distribution Rights
Minimum Quarterly Distribution	$0.3375		98%	2%	—
First Target Distribution	Above $0.3375	up to $0.388125	98%	2%	—
Second Target Distribution	Above $0.388125	up to $0.421875	85%	2%	13%
Third Target Distribution	Above $0.421875	up to $0.506250	75%	2%	23%
Thereafter	Above $0.506250		50%	2%	48%

Cash distributions. Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. In accordance with our partnership agreement, on October 20, 2011, we declared a quarterly cash distribution totaling $10.9 million, or $0.35 per unit, or $1.40 per unit on an annualized basis. This distribution will be paid on November 14, 2011, to unitholders of record on November 4, 2011. On August 12, 2011, we paid a quarterly cash distribution totaling $7.6 million, or $0.2448 per unit. The quarterly cash distribution for the three months ended June 30, 2011 was calculated as the minimum quarterly cash distribution of $0.3375 per unit, or $1.35 per unit on an annualized basis, prorated for the period beginning April 26, 2011, the date TLLP commenced operations.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The allocation of total quarterly cash distributions to general and limited partners is as follows for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below (in thousands, except per unit amounts):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
General partner's interest	$218	$371

Limited partners' distribution:
Common	5,339	9,073
Subordinated	5,339	9,073
Total Cash Distributions	$10,896	$18,517
Cash distributions per unit applicable to limited partners	$0.35	$0.5948

NOTE M - EQUITY-BASED COMPENSATION

Unit-based compensation expense related to the Partnership and stock-based compensation expense allocated to our Predecessor that was included in our condensed statements of consolidated operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		Predecessor		Predecessor
Service phantom units	$53	$—	$93	$—
Performance phantom units	125	—	208	—
Predecessor allocated expense	—	139	693	205
Total Equity-Based Compensation Expense	$178	$139	$994	$205

Service Phantom Unit Awards. During the nine months ended September 30, 2011, our general partner issued service phantom unit awards with tandem distribution equivalent rights to certain directors and employees under the 2011 TLLP Long-Term Incentive Plan in connection with the closing of the Offering. The fair value of each phantom unit on the grant date is equal to the market price of our common unit on that date. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Non-employee director awards vest at the end of a one-year period and employee awards vest ratably over a three-year service period. Total unrecognized compensation cost related to our nonvested service phantom units totaled $0.2 million as of September 30, 2011, which is expected to be recognized over a weighted-average period of 1.8 years. The fair value of nonvested service phantom units outstanding as of September 30, 2011, totaled $0.3 million.

A summary of our service phantom unit award activity for the nine months ended September 30, 2011, is set forth below:

	Number of Service Phantom Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2011	—	$—
Granted	14,073	23.24
Nonvested at September 30, 2011	14,073	$23.24

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Performance Phantom Unit Awards. Our general partner granted performance phantom unit awards to certain officers in May 2011. These performance phantom unit awards represent the right to receive a TLLP common unit at the end of the performance period depending on the Partnership's achievement of pre-established performance measures. The value of the award ultimately paid will be based on our relative total unitholder return against the performance peer group over the performance period. The performance phantom unit awards can range from 0% to 200% of the targeted award value. The fair value of each performance phantom unit award is estimated at the grant date using a Monte Carlo simulation model. The estimated fair value is amortized over the vesting period. Total unrecognized compensation cost related to our nonvested performance phantom units totaled $1.0 million as of September 30, 2011, which is expected to be recognized over a weighted-average period of 2.3 years.

A summary of our performance phantom unit award activity for the nine months ended September 30, 2011, is set forth below:

	Number of Performance Phantom Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2011	—	$—
Granted	36,800	32.99
Nonvested at September 30, 2011	36,800	$32.99

Expected volatilities are based on the historical volatility of peer companies over approximately the last three years, which is indicative of the performance period for the awards. Expected dividend yield assumes dividends or distributions are incorporated into the unit price movements of the peer group. The risk-free rate is based on the U.S. Treasury yield curve for the performance period in effect at the time of grant. A summary of weighted average assumptions as of the grant date is presented below:

Expected volatility	41%
Expected dividend yield	—%
Expected forfeiture rate	—%
Risk-free interest rate	0.79%
Unit price on date of grant	$23.11

Sponsor's Stock-based Compensation. Employees supporting the Predecessor's and the Partnership's operations receive long-term incentive compensation that is part of Tesoro's stock-based compensation programs, which primarily consist of stock options, restricted common stock and stock appreciation rights issued to certain officers and other key employees. The fair value of each stock option issued is estimated on the grant date using the Black-Scholes option-pricing model and is amortized over the vesting period using the straight-line method. These awards generally will become exercisable after one year in 33% annual increments and expire ten years from the date of grant. The fair value of restricted common stock on the grant date is equal to the market value of a share of Tesoro stock on that date. These awards generally vest in annual increments ratably over three years. The fair value of a stock appreciation right is estimated at the end of each reporting period using the Black-Scholes option-pricing model. These awards generally vest ratably over three years following the date of grant and expire seven years from the grant date.

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

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE N - SEGMENT DISCLOSURES

Our revenues are derived from two operating segments: Crude Oil Gathering and Terminalling, Transportation and Storage. Our assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana, eight refined products terminals in the midwestern and western United States, a crude oil and refined products storage facility and five related short-haul pipelines. Our revenues are generated from existing third-party contracts and from commercial agreements we entered into with Tesoro at the closing of the Offering under which Tesoro pays us fees for gathering, transporting and storing crude oil and transporting, storing and terminalling refined products. The commercial agreements with Tesoro are described in Note C. The tariff rates for intrastate transportation on our High Plains system were adjusted in January 2011 to reflect more uniform mileage-based rates that are comparable to rates for similar pipeline gathering and transportation services in the area. This adjustment has created an overall increase in revenues that we receive for committed and uncommitted intrastate transportation services on our High Plains system. We do not have any foreign operations.

Our operating segments are strategic business units that offer different services and are managed separately because each segment requires different industry knowledge, technology and marketing strategies. We evaluate the performance of each segment based on its respective operating income.

Crude Oil Gathering.  Our crude oil gathering system in North Dakota and Montana, which we refer to as our High Plains system, includes an approximate 23,000 barrels per day ("bpd") truck-based crude oil gathering operation and approximately 700 miles of common carrier pipeline and related storage assets with current capacity to deliver up to 70,000 bpd to Tesoro's North Dakota refinery. This system gathers and transports crude oil produced in the Williston Basin including production from the Bakken Shale formation. We refer to this area, a significant portion of which is serviced by our High Plains system, as the Bakken Shale/Williston Basin area. Currently, Tesoro's North Dakota refinery is the only destination point on our High Plains Pipeline.

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

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011 (a)	2010
REVENUES		Predecessor		Predecessor
Crude Oil Gathering:
Affiliate (b)	$13,676	$5,145	$29,810	$14,087
Third-party	113	28	237	90
Total Crude Oil Gathering	13,789	5,173	30,047	14,177
Terminalling, Transportation and Storage:
Affiliate (b)	12,467	—	20,773	—
Third-party	871	983	2,343	2,797
Total Terminalling, Transportation and Storage	13,338	983	23,116	2,797
Total Segment Revenues	$27,127	$6,156	$53,163	$16,974

OPERATING AND MAINTENANCE EXPENSES
Crude Oil Gathering	$5,998	$5,469	$15,874	$15,674
Terminalling, Transportation and Storage	1,384	3,891	8,357	9,810
Total Segment Operating and Maintenance Expenses	$7,382	$9,360	$24,231	$25,484

DEPRECIATION AND AMORTIZATION EXPENSE
Crude Oil Gathering	$785	$778	$2,355	$2,317
Terminalling, Transportation and Storage	1,232	1,226	3,699	3,666
Total Segment Depreciation and Amortization Expense	$2,017	$2,004	$6,054	$5,983

GENERAL AND ADMINISTRATIVE EXPENSES
Crude Oil Gathering	$386	$145	$821	$424
Terminalling, Transportation and Storage	483	88	975	270
Total Segment General and Administrative Expenses	$869	$233	$1,796	$694

(GAIN) LOSS ON ASSET DISPOSALS
Crude Oil Gathering	$—	$—	$(10)	$61
Terminalling, Transportation and Storage	—	70	11	445
Total Segment Loss on Asset Disposals	$—	$70	$1	$506

OPERATING INCOME (LOSS)
Crude Oil Gathering	$6,620	$(1,219)	$11,007	$(4,299)
Terminalling, Transportation and Storage	10,239	(4,292)	10,074	(11,394)
Total Segment Operating Income (Loss)	$16,859	$(5,511)	$21,081	$(15,693)

Unallocated general and administrative expenses	$(1,131)	$(613)	$(3,619)	$(1,643)
Interest and financing costs, net	(601)	—	(1,062)	—
NET INCOME (LOSS)	$15,127	$(6,124)	$16,400	$(17,336)
____________

(a) The information presented includes the results of operations of our Predecessor for periods presented through April 25, 2011 and of TLLP for the period beginning April 26, 2011, the date TLLP commenced operations.
(b) Historically, no affiliate revenue was recognized by our Predecessor in the Terminalling, Transportation and Storage segment. Our FERC and NDPSC regulated pipelines were our source of affiliate revenues in the Crude Oil Gathering segment. No affiliate revenue was recognized by our Predecessor for trucking services in the Crude Oil Gathering segment.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital expenditures by operating segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011 (a)	2010
Capital Expenditures		Predecessor		Predecessor
Crude Oil Gathering	$401	$173	$406	$224
Terminalling, Transportation and Storage	1,935	462	3,700	1,362
Total Capital Expenditures	$2,336	$635	$4,106	$1,586

Total identifiable assets by operating segment were as follows (in thousands):

	September 30, 2011	December 31, 2010
Identifiable Assets		Predecessor
Crude Oil Gathering	$67,355	$68,902
Terminalling, Transportation and Storage	77,593	66,675
Other	20,400	—
Total Identifiable Assets	$165,348	$135,577

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this report to the "Predecessor," "we," "our," "us" or like terms, when used in a historical context (periods prior to April 26, 2011), refer to Tesoro Logistics LP Predecessor, our predecessor for accounting purposes. References when used in the present tense or prospectively (after April 26, 2011), refer to Tesoro Logistics LP and its subsidiaries, also referred to as "Tesoro Logistics LP," "the Partnership" or "TLLP." Unless the context otherwise requires, references in this report to "Tesoro" or our "Sponsor" refer collectively to Tesoro Corporation and any of its subsidiaries, other than Tesoro Logistics LP, its subsidiaries and its general partner. Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Important Information Regarding Forward-Looking Statements" on page 42 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
This section should be read in conjunction with the financial statements presented in this document, as well as the historical condensed combined financial statements and notes thereto of Tesoro Logistics LP Predecessor and the pro forma condensed combined financial statements for Tesoro Logistics LP included in our prospectus dated April 19, 2011, as filed with the Securities and Exchange Commission ("SEC") on April 21, 2011.

OVERVIEW

We are a fee-based, growth-oriented Delaware limited partnership formed by Tesoro to own, operate, develop and acquire crude oil and refined products logistics assets. Our logistics assets are integral to the success of Tesoro's refining and marketing operations and are used to gather, transport and store crude oil and to distribute, transport and store refined products. Our assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana, eight refined products terminals in the midwestern and western United States, a crude oil and refined products storage facility and five related Salt Lake City ("SLC") short-haul pipelines in Utah.

The Partnership generates revenue by charging fees for gathering, transporting and storing crude oil and for terminalling, transporting and storing refined products. Since we do not own any of the crude oil or refined products that we handle nor engage in the trading of crude oil or refined products, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customers' operations. Currently, substantially all of our revenue is derived from Tesoro under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

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

Agreements with Tesoro Corporation

The commercial agreements described below became effective on April 26, 2011, concurrently with the closing of the initial public offering (the "Offering"). The fees under each of these commercial agreements are indexed for inflation and apply only to services Tesoro Logistics LP provides to Tesoro. Each of the commercial agreements, other than the trucking transportation services agreement, gives Tesoro the option to renew for two five-year terms. The trucking transportation services agreement will renew automatically for up to four successive two-year terms unless earlier terminated by TLLP or Tesoro. These agreements include provisions that permit Tesoro to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur, after one year of continuing minimum payments. These events include Tesoro deciding to permanently or indefinitely suspend refining operations at one or more of its refineries that will impact the use of these assets under these agreements as well as certain extraordinary events beyond the control of us or Tesoro that would prevent us from performing required services under the applicable agreement.

Crude Oil Gathering

High Plains Pipeline Gathering and Transportation.  The Partnership entered into a 10-year pipeline transportation services agreement with Tesoro, which we refer to as our High Plains Pipeline transportation services agreement. Under this agreement, we charge Tesoro for transporting crude oil from North Dakota origin points on our High Plains system pursuant to both committed and uncommitted North Dakota Public Service Commission ("NDPSC") tariff rates, and Tesoro is obligated to transport an average of at least 49,000 barrels per day ("bpd") of crude oil each month at the committed rate from North Dakota origin points to Tesoro's North Dakota refinery. Further, we expect to receive additional revenues from Tesoro for North Dakota intrastate shipments in excess of 49,000 bpd each month, which are paid at the uncommitted NDPSC tariff rate of $0.11 per barrel lower than the committed NDPSC tariff rate for each North Dakota origin point. The committed and uncommitted tariff rates were adjusted on July 1, 2011, for an annual inflation escalation of approximately 7%. We also expect to receive revenues from Tesoro for interstate shipment of crude oil volumes from Montana and other interstate pipeline origin points, for which the Federal Energy Regulatory Commission ("FERC") interstate tariff rates apply.

High Plains Truck Gathering.  The Partnership entered into a two-year trucking transportation services agreement with Tesoro under which we provide truck-based crude oil gathering services to Tesoro. Under this agreement, Tesoro is obligated to pay us a per barrel transportation fee for trucking related services and scheduling and dispatching services related to the gathering and delivery of a minimum volume of crude oil equal to an average of 22,000 bpd each month that we provide through our truck-based crude oil gathering operation. The transportation fee was adjusted on July 1, 2011, to $2.76 per barrel for an annual inflation escalation of $0.04, an increase of nearly 2%. Under this agreement, Tesoro pays the Partnership uncommitted tank usage fees of $0.15 on each barrel that is delivered by truck to our proprietary tanks located adjacent to injection points along our High Plains system and includes adjustment factors for diesel fuel price and average mileage.

Terminalling, Transportation and Storage

Terminalling Services.  The Partnership entered into a 10-year master terminalling services agreement with Tesoro under which they are obligated to throughput minimum volumes of refined products equal to an aggregate average of 100,000 bpd each month among our eight refined products terminals and pay us throughput fees for each barrel distributed through our terminals in addition to separate fees, ranging from $0.07 to $1.05 per barrel, for providing related ancillary services such as ethanol blending and additive injection. The fees under the master terminalling services agreement were adjusted on July 1, 2011, for an annual inflation escalation of nearly 2%. In addition, we expect to generate additional, uncommitted fee-based revenues from terminalling third-party volumes and volumes from Tesoro in excess of its minimum commitments and from related ancillary services under the master terminalling services agreement.

SLC Pipeline Transportation Services.  The Partnership entered into a 10-year pipeline transportation services agreement with Tesoro under which Tesoro pays us a $0.25 per barrel transportation fee for transporting minimum volumes of crude oil and refined products equal to an average of 54,000 bpd each month on our five SLC short-haul pipelines.

SLC Storage and Transportation Services.  The Partnership entered into a 10-year storage and transportation services agreement with Tesoro under which Tesoro pays us a per barrel fee on shell capacity each month for storing crude oil and refined products at our SLC storage facility and transporting crude oil and refined products between the storage facility and Tesoro's Utah refinery through our interconnecting pipelines. Tesoro's fees under the SLC storage and transportation services agreement are for the exclusive use of the existing shell capacity of our storage facility (currently 878,000 barrels) and the existing capacity on our interconnecting pipelines, regardless of whether Tesoro fully utilizes all of its contracted capacity. Effective July 1, 2011, the per shell-barrel fee was adjusted $0.01 for annual inflation escalation up to $0.51 per shell-barrel per month.

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

Indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of April 26, 2016, and the date that Tesoro no longer controls our general partner (provided that, in any event, such date shall not be earlier than April 26, 2013), and a $0.25 million aggregate annual deductible for each type (unknown environmental liabilities or title matters) before we are entitled to indemnification in any calendar year. We have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Offering.

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

Unit Train Unloading Facility. Additionally, Tesoro has announced that it expects to offer the Anacortes, Washington unit train unloading facility to the Partnership upon expected completion of construction. Pending permitting requirements, construction of the facility is expected to be completed in the fourth quarter of 2012. The project includes unloading facilities for dedicated rail cars called a unit train and is expected to deliver up to 30,000 bpd of Bakken crude oil to Tesoro's Washington refinery.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze operating segment performance. These metrics are significant factors in assessing our operating results and profitability and include: (1) volumes (including pipeline throughput, crude oil trucking volumes and refined products terminal volumes); (2) operating and maintenance expenses; (3) earnings before interest, income taxes, depreciation and amortization expense ("EBITDA"); and (4) Distributable Cash Flow.

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

Operating and Maintenance Expenses.  We manage our operating and maintenance expenses in tandem with meeting our environmental and safety requirements and objectives and maintaining the integrity of our assets.  Our operating expenses are comprised primarily of labor expenses, repairs and other maintenance costs, lease costs and utility costs.  These expenses generally remain stable across broad ranges of throughput volumes, but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of those expenses.  In addition, we incur contract labor costs for trucking services and additive costs at our terminals, that vary based on throughput volumes. We seek to manage our maintenance expenditures on our pipelines and terminals by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flows.

Our operating and maintenance expenses are also affected by the imbalance gain and loss provisions in our commercial agreements with Tesoro. Under our High Plains Pipeline transportation services agreement, we retain 0.20% of the crude oil shipped on our High Plains Pipeline, and we bear any crude oil volume losses in excess of that amount. Under our master terminalling services agreement, we retain 0.25% of the refined products we handle at our Anchorage, Boise, Burley, Stockton and Vancouver terminals for Tesoro, and we bear any refined product volume losses in excess of that amount. The value of any crude oil or refined product imbalance losses resulting from these contractual provisions is determined by using the monthly average market price for the applicable commodity, less a specified discount. Any imbalances under these provisions reduce our operating and maintenance expenses in the period in which they are realized to the extent they are within the loss allowance and increase our operating and maintenance expenses in such period to the extent they exceed the loss allowance.

EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense and depreciation and amortization expense. We define distributable cash flow as EBITDA less cash interest paid, deferred revenue related to shortfall payments (if any) and maintenance capital expenditures, plus reimbursement by Tesoro for certain maintenance capital expenditures. EBITDA and distributable cash flow are not measures prescribed by accounting principles generally accepted in the United States of America ("U.S. GAAP") but are supplemental financial measures that are used by management and may be used by external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

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

We believe that the presentation of distributable cash flow will provide useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance, as it provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating. The amounts included in the calculation of distributable cash flow are derived from amounts separately presented in our consolidated financial statements, with the exception of maintenance capital expenditures and reimbursement by Tesoro for certain maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income (loss) or operating income as an indication of our operating performance or as a substitute for analysis of our results as reported under U.S. GAAP. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies, because it may be defined differently by other companies in our industry, thereby diminishing its utility.

Factors Affecting the Comparability of Our Financial Results

The Partnership's future results of operations may not be comparable to the Predecessor's historical results of operations for the reasons described below:

Revenues.  There are differences in the way our Predecessor recorded revenues and the way the Partnership records revenues after completion of the Offering. Our assets have historically been a part of the integrated operations of Tesoro, and our Predecessor generally recognized only the costs and did not record revenue associated with the trucking, terminalling, storage and short-haul pipeline transportation services provided to Tesoro on an intercompany basis. Accordingly, the revenues in our Predecessor's historical condensed combined financial statements relate only to amounts received from third parties for these services and amounts received from Tesoro with respect to transportation regulated by FERC and NDPSC on our High Plains system.

The Partnership's revenues are generated by existing third-party contracts and from commercial agreements we entered into with Tesoro at the closing of the Offering under which Tesoro pays us fees for gathering, transporting and storing crude oil and transporting, storing and terminalling refined products. The commercial agreements with Tesoro are described in "Agreements with Tesoro Corporation." The tariff rates for intrastate transportation on our High Plains system were recently adjusted to reflect more uniform mileage-based rates that are comparable to rates for similar pipeline gathering and transportation services in the area. This adjustment has created an overall increase in revenues that we receive for committed and uncommitted intrastate transportation services on our High Plains system.

General and Administrative Expenses.  Our Predecessor's general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services, such as treasury, accounting and legal services. These expenses were charged, or allocated, to our Predecessor based on the nature of the expenses.

Tesoro continues to charge the Partnership a combination of direct charges for the management and operation of our logistics assets and a fixed annual fee for general corporate services, such as treasury, accounting and legal services. We also incur additional incremental general and administrative expenses as a result of being a separate publicly-traded partnership.

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed combined financial statements for the period prior to April 26, 2011, represent our Predecessor's results of operations, while the condensed consolidated financial statements for the period subsequent to April 26, 2011, represent the results of operations for the Partnership. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Combined Overview

The following table and discussion is a summary of our results of operations for the three and nine months ended September 30, 2011 and 2010, including a reconciliation of EBITDA to net income (loss) and net cash from (used in) operating activities and distributable cash flow to net income (loss) (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011 (a)	2010
		Predecessor		Predecessor
REVENUES	$27,127	$6,156	$53,163	$16,974
COSTS AND EXPENSES
Operating and maintenance expenses	7,382	9,360	24,231	25,484
Depreciation and amortization expense	2,017	2,004	6,054	5,983
General and administrative expenses	2,000	846	5,415	2,337
Loss on asset disposals	—	70	1	506
Total Costs and Expenses	11,399	12,280	35,701	34,310
OPERATING INCOME (LOSS)	15,728	(6,124)	17,462	(17,336)
Interest and financing costs, net	(601)	—	(1,062)	—
NET INCOME (LOSS)	$15,127	$(6,124)	$16,400	$(17,336)

Less: Predecessor loss prior to initial public offering on April 26, 2011	—		(6,622)
Net income subsequent to initial public offering	15,127		23,022
Less: General partner's interest in net income subsequent to initial public offering	303		460
Limited partners' interest in net income subsequent to initial public offering	$14,824		$22,562

Net income per limited partner unit:
Common	$0.49		$0.74
Subordinated - Tesoro	$0.49		$0.74

Limited partner units outstanding:
Common units - Public	14,950,000		14,950,000
Common units - Tesoro	304,890		304,890
Subordinated units - Tesoro	15,254,890		15,254,890

EBITDA (b)	$17,745	$(4,120)	$23,516	$(11,353)
Distributable Cash Flow (b)	$17,179		$22,489

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011 (a)	2010
		Predecessor		Predecessor
Reconciliation of EBITDA to net income (loss):
Net income (loss)	$15,127	$(6,124)	$16,400	$(17,336)
Add: Depreciation and amortization expense	2,017	2,004	6,054	5,983
Add: Interest and financing costs, net	601	—	1,062	—
EBITDA (b)	$17,745	$(4,120)	$23,516	$(11,353)

Reconciliation of EBITDA to net cash from (used in) operating activities:
Net cash from (used in) operating activities	$15,832	$(3,651)	$20,389	$(9,997)
Less: Changes in assets and liabilities	(1,645)	399	(2,633)	850
Less: Amortization of debt issuance costs	155	—	266	—
Less: Unit-based compensation expense	178	—	301	—
Less: Loss on asset disposals	—	70	1	506
Add: Interest and financing costs, net	601	—	1,062	—
EBITDA (b)	$17,745	$(4,120)	$23,516	$(11,353)

Reconciliation of distributable cash flow to net income:
Net income	$15,127		$16,400
Add: Depreciation and amortization expense	2,017		6,054
Add: Interest and financing costs, net	601		1,062
Less: Cash interest paid, net	314		325
Less: Maintenance capital expenditures (c)	260		710
Add: Reimbursement for maintenance capital expenditures (c)	8		8
Distributable cash flow (b)	$17,179		$22,489
____________
(a) The information presented includes the results of operations of our Predecessor for periods presented through April 25, 2011 and of TLLP for the period from April 26, 2011, the date TLLP commenced operations. Prior to the closing of the Offering our Predecessor did not record revenues for intercompany trucking, terminalling, storage and short-haul pipeline transportation services. Volumes for all periods presented include both affiliate and third-party throughput.
(b) For a definition of EBITDA and distributable cash flow, see "How We Evaluate Our Operations - EBITDA and Distributable Cash Flow." Distributable cash flow for the nine months ended September 30, 2011 includes net losses related to our Predecessor.
(c) Maintenance capital expenditures include expenditures required to maintain equipment, reliability, tankage and pipeline integrity and safety, and to address environmental regulations.

The following table is a summary of our results of operations for the nine months ended September 30, 2011, disaggregated for the periods preceding and succeeding the Offering (in thousands):

	Tesoro Logistics LP Predecessor (a)	Tesoro Logistics LP	Nine Months Ended
			September 30, 2011
	Through April 25, 2011	From April 26, 2011
REVENUES
Crude Oil Gathering	$7,307	$22,740	$30,047
Terminalling, Transportation and Storage	891	22,225	23,116
Total Revenues	8,198	44,965	53,163
COSTS AND EXPENSES
Operating and maintenance expenses	10,907	13,324	24,231
Depreciation and amortization expense	2,353	3,701	6,054
General and administrative expenses	1,560	3,855	5,415
Loss on asset disposals	—	1	1
Total Costs and Expenses	14,820	20,881	35,701
OPERATING INCOME (LOSS)	(6,622)	24,084	17,462
Interest and financing costs, net	—	(1,062)	(1,062)
NET INCOME (LOSS)	$(6,622)	$23,022	$16,400

	Tesoro Logistics LP Predecessor (a)	Tesoro Logistics LP	Nine Months Ended September 30, 2011
	Through April 25, 2011	From April 26, 2011
Reconciliation of EBITDA to net income (loss):
Net income (loss)	$(6,622)	$23,022	$16,400
Add: Depreciation and amortization expense	2,353	3,701	6,054
Add: Interest and financing costs, net	—	1,062	1,062
EBITDA (b)	$(4,269)	$27,785	$23,516

Reconciliation of EBITDA to net cash from (used in) operating activities:
Net cash from (used in) operating activities	$(2,530)	$22,919	$20,389
Less: Changes in assets and liabilities	1,739	(4,372)	(2,633)
Less: Amortization of debt issuance costs	—	266	266
Less: Unit-based compensation expense	—	301	301
Less: Loss on asset disposals	—	1	1
Add: Interest and financing costs, net	—	1,062	1,062
EBITDA (b)	$(4,269)	$27,785	$23,516

Reconciliation of distributable cash flow to net income (loss):
Net income (loss)	$(6,622)	$23,022	$16,400
Add: Depreciation and amortization expense	2,353	3,701	6,054
Add: Interest and financing costs, net	—	1,062	1,062
Less: Cash interest paid, net	—	325	325
Less: Maintenance capital expenditures (c)	138	572	710
Add: Reimbursement for maintenance capital expenditures (c)	—	8	8
Distributable Cash Flow (b)	$(4,407)	$26,896	$22,489

Summary

Our net income for the three months ended September 30, 2011 ("2011 Quarter") increased $21.2 million to $15.1 million from a net loss of $6.1 million for the three months ended September 30, 2010 ("2010 Quarter"). The increase in net income was primarily due to the following:

•	an increase in revenues of $21.0 million to $27.1 million primarily attributable to the effect of the new commercial agreements with Tesoro;

•
a decrease in operating and maintenance expenses of $2.0 million mainly related to imbalance settlement gains recognized in the 2011 Quarter attributable to the effect of the new commercial terminalling services agreement with Tesoro;

•
partially offset by an increase in general and administrative expenses of $1.2 million as a result of increased cost allocations of certain direct employee costs, additional expenses related to being a publicly traded partnership, expenses associated with TLLP unit-based compensation and the effect of omnibus agreement expenses.

Our net income for the nine months ended September 30, 2011 ("2011 Period") increased $33.7 million to $16.4 million from a net loss of $17.3 million for the nine months ended September 30, 2010 ("2010 Period"). The increase in net income was primarily due to the following:

•	an increase in revenues of $36.2 million to $53.2 million primarily attributable to the effect of the new commercial agreements with Tesoro;

•
a decrease in operating and maintenance expenses of $1.3 million mainly related to imbalance settlement gains in the 2011 Period attributable to the effect of the new commercial terminalling services agreement with Tesoro and environmental accruals recognized in the 2010 Period;

•
partially offset by an increase in general and administrative expenses of $3.1 million as a result of increased cost allocations of certain direct employee costs, additional expenses related to being a publicly traded partnership, expenses associated with TLLP unit-based compensation and the effect of omnibus agreement expenses.

Crude Oil Gathering Segment

The following table and discussion is an explanation of our results of operations of the Crude Oil Gathering segment for the three and nine months ended September 30, 2011 and 2010 (in thousands, except barrel and per barrel amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011 (a)	2010
REVENUES		Predecessor		Predecessor
Pipeline revenues	$7,412	$5,173	$19,281	$14,177
Trucking revenues	6,377	—	10,766	—
Total Revenues	13,789	5,173	30,047	14,177
COSTS AND EXPENSES
Operating and maintenance expenses	5,998	5,469	15,874	15,674
Depreciation and amortization expense	785	778	2,355	2,317
General and administrative expenses	386	145	821	424
(Gain) loss on asset disposals	—	—	(10)	61
Total Costs and Expenses	7,169	6,392	19,040	18,476
CRUDE OIL GATHERING SEGMENT OPERATING INCOME (LOSS)	$6,620	$(1,219)	$11,007	$(4,299)
VOLUMES (bpd)
Pipeline	59,530	55,938	57,171	47,954
Average pipeline revenue per barrel (d)	$1.35	$1.01	$1.24	$1.08
Trucking	23,879	24,204	23,066	23,386
Average trucking revenue per barrel (a) (d)	$2.90		$1.71
____________

(d)
Management uses average revenue per barrel and storage revenue per barrel on shell capacity to evaluate performance and compare profitability to other companies in the industry. There are a variety of ways to calculate average revenue per barrel; different companies may calculate it in different ways. We calculate average revenue per barrel as revenue divided by the number of days in the period divided by throughput (bpd). We calculate storage revenue per barrel on shell capacity as revenue divided by number of months in the period divided by shell capacity barrels. Investors and analysts use this financial measure to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income, revenues and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

The following table is a summary of our Crude Oil Gathering segment for the nine months ended September 30, 2011 disaggregated for the periods preceding and succeeding the Offering (in thousands, except barrel and per barrel amounts):

	Tesoro Logistics LP Predecessor (a)	Tesoro Logistics LP	Nine Months Ended
			September 30, 2011
REVENUES	Through April 25, 2011	From April 26, 2011
Pipeline revenues	$7,307	$11,974	$19,281
Trucking revenues	—	10,766	10,766
Total Revenues	7,307	22,740	30,047
COST AND EXPENSES
Operating and maintenance expenses	6,049	9,825	15,874
Depreciation and amortization expense	916	1,439	2,355
General and administrative expenses	198	623	821
Gain on asset disposals	—	(10)	(10)
Total Costs and Expenses	7,163	11,877	19,040
CRUDE OIL GATHERING SEGMENT OPERATING INCOME	$144	$10,863	$11,007
VOLUMES (bpd)
Pipeline	56,118	57,937	57,171
Average pipeline revenue per barrel (d)	$1.13	$1.31	$1.24
Trucking	22,331	23,600	23,066
Average trucking revenue per barrel (a) (d)		$2.89	$1.71

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Volumes. Average pipeline throughputs increased 3,592 bpd, or 6%, as a result of higher throughput volumes in the 2011 Quarter at Tesoro's North Dakota refinery.

Financial Results. Revenues increased $8.6 million to $13.8 million for the 2011 Quarter compared to $5.2 million in the 2010 Quarter primarily as a result of the two-year trucking transportation services agreement with Tesoro that went into effect at the closing of the Offering. In addition, pipeline volumes increased compared to the 2010 Quarter, higher NDPSC tariff rates for the High Plains system went into effect in January 2011 and higher committed rates went into effect at the time of the Offering related to the 10-year pipeline transportation services agreement. Historically, our Predecessor generally recognized only the costs and did not record revenue associated with trucking services provided to Tesoro on an intercompany basis. Accordingly, the revenues in our Predecessor's historical condensed combined financial statements relate only to amounts received from third parties and Tesoro with respect to transportation regulated by FERC and NDPSC on our High Plains system.

Segment operating income increased $7.8 million to $6.6 million in the 2011 Quarter compared to an operating loss of $1.2 million in the 2010 Quarter driven by increased revenues. Operating and maintenance expenses increased $0.5 million, or 10%, to $6.0 million in the 2011 Quarter compared to $5.5 million in the 2010 Quarter predominantly attributable to repairs and maintenance on our pipeline right-of-way as a result of adverse weather conditions earlier in 2011.

Depreciation and amortization expense was unchanged at $0.8 million for the 2011 Quarter compared to the 2010 Quarter as minor amounts of assets were placed in service or retired during or between the periods. General and administrative expenses increased $0.2 million to $0.4 million in the 2011 Quarter compared to the 2010 Quarter due to increased expenses for certain allocated employee related costs. Our Predecessor's general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services, such as treasury, accounting and legal services. Although Tesoro continues to charge the Partnership a similar combination of direct charges and a fixed annual fee for general corporate services, the amounts allocated increased as a result of additional operational administrative resources utilized for management and growth of our assets.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Volumes. Average pipeline throughput increased 9,217 bpd, or 19%, as a result of increased refinery throughputs in Tesoro's Mid-Continent region in the 2011 Period and a scheduled turnaround at Tesoro's North Dakota refinery in the 2010 Period. Average trucking volumes decreased 320 bpd, or 1%, as they were also affected by adverse weather conditions during the 2011 Period that hindered the efficient use of trucking transportation. Certain volumes were supplied using pipeline gathered volumes rather than through trucking.

Financial Results. Revenues increased $15.8 million to $30.0 million for the 2011 Period compared to $14.2 million in the 2010 Period primarily as a result of the two-year trucking transportation services agreement with Tesoro that went into effect at the closing of the Offering. In addition, pipeline volumes increased over the 2010 Period, higher NDPSC tariff rates for the High Plains system went into effect in January 2011 and higher committed rates went into effect at the time of the Offering related to the 10-year pipeline transportation services agreement. Historically, our Predecessor generally recognized only the costs and did not record revenue associated with trucking services provided to Tesoro on an intercompany basis. Accordingly, the revenues in our Predecessor's historical condensed combined financial statements relate only to amounts received from third parties and Tesoro with respect to transportation regulated by FERC and NDPSC on our High Plains system.

Segment operating income rose $15.3 million to $11.0 million in the 2011 Period compared to an operating loss of $4.3 million in the 2010 Period driven by increased revenues. Operating and maintenance expenses increased $0.2 million, or 1%, to $15.9 million in the 2011 Period compared to $15.7 million in the 2010 Period primarily due to an increase in repairs and maintenance on our pipeline right-of-way as a result of adverse weather conditions and an increase in contract labor expense due to higher rates and fuel surcharges for trucking services in the 2011 Period. These expenses were partially offset by higher imbalance settlement gains.

Depreciation and amortization expense was relatively unchanged at approximately $2.4 million for the 2011 Period compared to the 2010 Period as minor amounts of assets were placed in service or retired during or between the periods. General and administrative expenses increased $0.4 million to $0.8 million in the 2011 Period compared to $0.4 million in the 2010 Period due to increased expenses for certain allocated employee related costs. Our Predecessor's general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services, such as treasury, accounting and legal services. Although Tesoro continues to charge the Partnership a similar combination of direct charges and a fixed annual fee for general corporate services, the amounts allocated increased as a result of additional operational administrative resources utilized for management and growth of our assets.

Terminalling, Transportation and Storage Segment

The following table and discussion is an explanation of our results of operations of the Terminalling, Transportation and Storage segment for the three and nine months ended September 30, 2011 and 2010 (in thousands, except barrel and per barrel amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011 (a)	2010
REVENUES (a)		Predecessor		Predecessor
Terminalling revenues	$10,371	$983	$18,020	$2,797
Short-haul pipeline revenues	1,628	—	2,806	—
Storage revenues	1,339	—	2,290	—
Total Revenues	13,338	983	23,116	2,797
COSTS AND EXPENSES
Operating and maintenance expenses	1,384	3,891	8,357	9,810
Depreciation and amortization expense	1,232	1,226	3,699	3,666
General and administrative expenses	483	88	975	270
Loss on asset disposals	—	70	11	445
Total Costs and Expenses	3,099	5,275	13,042	14,191
TERMINALLING, TRANSPORTATION AND STORAGE SEGMENT OPERATING INCOME (LOSS)	$10,239	$(4,292)	$10,074	$(11,394)
VOLUMES (bpd)
Terminalling throughput	144,997	109,414	132,871	113,964
Average terminalling revenue per barrel (a) (d)	$0.78		$0.50
Short-haul pipeline throughput	69,658	69,576	66,029	58,597
Average short-haul pipeline revenue per barrel (a) (d)	$0.25		$0.16
Storage capacity reserved (shell capacity barrels)	878,000	878,000	878,000	878,000
Storage revenue per barrel on shell capacity (per month) (a) (d)	$0.51		$0.50

The following table is a summary of our Terminalling, Transportation and Storage segment for the nine months ended September 30, 2011 disaggregated for the periods preceding and succeeding the Offering (in thousands, except barrel and per barrel amounts):

	Tesoro Logistics LP Predecessor (a)	Tesoro Logistics LP	Nine Months Ended
			September 30, 2011
REVENUES	Through April 25, 2011	From April 26, 2011
Terminalling revenues	$891	$17,129	$18,020
Short-haul pipeline revenues	—	2,806	2,806
Storage revenues	—	2,290	2,290
Total Revenues	891	22,225	23,116
COSTS AND EXPENSES
Operating and maintenance expenses	4,858	3,499	8,357
Depreciation and amortization expense	1,437	2,262	3,699
General and administrative expenses	100	875	975
Loss on asset disposals	—	11	11
Total Costs and Expenses	6,395	6,647	13,042
TERMINALLING, TRANSPORTATION AND STORAGE SEGMENT OPERATING INCOME (LOSS)	$(5,504)	$15,578	$10,074
VOLUMES (bpd)
Terminalling throughput	122,190	140,645	132,871
Average terminalling revenue per barrel (a) (d)	$0.06	$0.77	$0.50
Short-haul pipeline throughput	60,047	70,384	66,029
Average short-haul pipeline revenue per barrel (a) (d)		$0.25	$0.16
Storage capacity reserved (shell capacity barrels)	878,000	878,000	878,000
Storage revenue per barrel on shell capacity (per month) (a) (d)		$0.50	$0.50

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Volumes. Terminalling throughput volumes increased 35,583 bpd, or 33%, in the 2011 Quarter compared to the 2010 Quarter as a result of higher demand at the Mandan and Salt Lake City terminals. In addition, higher terminalling volumes were primarily attributable to increased utilization at the Los Angeles, Vancouver, and Stockton terminals due to the movement of Tesoro's volumes from third-party assets to our assets.

Financial Results. Revenues increased $12.3 million to $13.3 million in the 2011 Quarter compared to $1.0 million in the 2010 Quarter primarily attributable to the new 10-year master terminalling services, 10-year SLC pipeline transportation services and 10-year SLC storage and transportation services agreements with Tesoro that went into effect at the time of the Offering. Historically, third-party throughput activity was the sole source of revenue for this segment as our Predecessor generally recognized only the costs and did not record intercompany revenue associated with terminalling, transportation or storage services provided to Tesoro. Accordingly, our Predecessor's revenues relate only to amounts received from third parties for these services.

Segment operating income increased $14.5 million to $10.2 million in the 2011 Quarter compared to an operating loss of $4.3 million in the 2010 Quarter primarily related to the differences in the way revenue is recorded by the Partnership as discussed above. In addition to the increase in revenue, operating and maintenance expenses decreased $2.5 million, or 64%, to $1.4 million in the 2011 Quarter compared to $3.9 million in the 2010 Quarter. The decline in operating and maintenance expenses mainly resulted from imbalance settlement gains attributable to the commercial terminalling services agreement with Tesoro that went into effect at the time of the Offering. In addition, operating and maintenance expenses decreased due to lower repairs and maintenance expenses in the 2011 Quarter and environmental liability accruals recognized in the 2010 Quarter. These were partially offset by the cost of purchased additives that had not previously been allocated to the Predecessor but are an operating expense for the Partnership subsequent to the Offering. The injection of these additives is considered an ancillary service provided by our terminals as outlined in our commercial agreements.

Depreciation and amortization expense remained flat at $1.2 million in the 2011 Quarter compared to the 2010 Quarter as minor amounts of assets were placed in service or retired during or between the periods. General and administrative expenses increased $0.4 million to $0.5 million in the 2011 Quarter compared to $0.1 million in the 2010 Quarter due to increased expenses for certain allocated employee related costs. Our Predecessor's general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services, such as treasury, accounting and legal services. Although Tesoro continues to charge the Partnership a similar combination of direct charges and a fixed annual fee for general corporate services, the amounts allocated increased as a result of additional operational administrative resources utilized for management and growth of our assets.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Volumes. Terminalling throughput volumes increased 18,907 bpd, or 17%, in the 2011 Period compared to the 2010 Period as a result of higher demand at the Mandan and Salt Lake City terminals. In addition, higher terminalling volumes were primarily attributable to increased utilization at the Los Angeles, Vancouver, and Stockton terminals due to the movement of Tesoro's volumes from third-party assets to our assets. Short-haul pipeline throughputs increased 7,432 bpd, or 13%, due to a scheduled turnaround at Tesoro's Utah refinery in the 2010 Period.

Financial Results. Revenues increased $20.3 million to $23.1 million in the 2011 Period compared to $2.8 million in the 2010 Period primarily attributable to the new 10-year master terminalling services, 10-year SLC pipeline transportation services and 10-year SLC storage and transportation services agreements with Tesoro that went into effect at the time of the Offering. Historically, third-party throughput activity was the sole source of revenue for this segment as our Predecessor generally recognized only the costs and did not record intercompany revenue associated with terminalling, transportation or storage services provided to Tesoro. Accordingly, our Predecessor's revenues relate only to amounts received from third parties for these services.

Segment operating income increased $21.5 million to $10.1 million in the 2011 Period compared to an operating loss of $11.4 million in the 2010 Period primarily related to the differences in the way revenue is recorded by the Partnership as discussed above. In addition to higher revenues, operating and maintenance expenses declined $1.4 million, or 14%, to $8.4 million in the 2011 Period, compared to $9.8 million in the 2010 Period, primarily related to imbalance settlement gains in the 2011 Period attributable to the new commercial terminalling services agreement with Tesoro that went into effect at the time of the Offering. Environmental liability accruals recognized in the 2010 Period also contributed to the decline in operating and maintenance expenses in the 2011 Period. These decreases were partially offset by higher fees for professional services related to preliminary engineering work and the cost of purchased additives that had not previously been allocated to the Predecessor but are an operating expense for the Partnership subsequent to the Offering. The injection of these additives is considered an ancillary service provided by our terminals as outlined in our commercial agreements.

Depreciation and amortization expense was consistent at $3.7 million in the 2011 Period compared to the 2010 Period as minor amounts of assets were placed in service or retired during or between the periods. General and administrative expenses increased $0.7 million to $1.0 million in the 2011 Period compared to $0.3 million in the 2010 Period due to increased expenses for certain allocated employee related costs. Our Predecessor's general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services, such as treasury, accounting and legal services. Although Tesoro continues to charge the Partnership a similar combination of direct charges and a fixed annual fee for general corporate services, the amounts allocated increased as a result of additional operational administrative resources utilized for management and growth of our assets.

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

On October 20, 2011, we declared a quarterly cash distribution for the three months ended September 30, 2011 totaling $10.9 million, or $0.35 per unit, or $1.40 per unit on an annualized basis, to be paid on November 14, 2011 to unitholders of record on November 4, 2011. A quarterly cash distribution totaling $7.6 million, or $0.2448 per unit, for the three months ended June 30, 2011, was paid on August 12, 2011 and was calculated as the minimum quarterly cash distribution of $0.3375 per unit, or $1.35 per unit on an annualized basis, prorated for the period beginning April 26, 2011, the date TLLP commenced operations. We intend to pay a quarterly distribution of at least $0.3375 per unit per quarter, which equates to $10.5 million per quarter, or $42.0 million per year, based on the number of common, subordinated and general partner units outstanding after completion of the Offering. We do not have a legal obligation to pay this distribution.

Historically, the Predecessor's sources of liquidity included cash generated from operations and funding from Tesoro. Cash receipts were deposited in Tesoro's bank accounts and all cash disbursements were made from those accounts. As such, historically, our Predecessor's financial statements have reflected no cash balances. The Partnership has bank accounts separate from Tesoro, but Tesoro provides treasury services on our general partner's behalf pursuant to the omnibus agreement. Tesoro retained the working capital related to our Predecessor at the closing of the Offering, as those asset and liability balances represented our Predecessor's transactions prior to the closing of the Offering.

Revolving Credit Facility

We entered into a senior secured revolving credit agreement ("Revolving Credit Facility"), concurrent with the closing of the Offering, with a syndicate of banks and financial institutions. The Revolving Credit Facility provides for total loan availability of $150.0 million and allows us to request that the capacity be increased up to an aggregate of $300.0 million, subject to receiving increased commitments from the lenders. We borrowed $50.0 million under the Revolving Credit Facility, at the closing of the Offering, in order to fund a cash distribution to Tesoro in addition to the $283.0 million net distribution related to the Offering proceeds in consideration for contributed assets and to reimburse Tesoro for certain capital expenditures incurred with respect to the assets. The Revolving Credit Facility is non-recourse to Tesoro, except for Tesoro Logistics GP (our general partner), and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings available under the Revolving Credit Facility are up to the total available revolving capacity of the facility.

Borrowings under the Revolving Credit Facility bear interest at either a base rate (3.25% as of September 30, 2011) plus an applicable margin, or a Eurodollar rate (0.24% as of September 30, 2011) plus an applicable margin. The applicable margin at September 30, 2011, was 1.50% in the case of the base rate and 2.50% in the case of the Eurodollar rate but varies based upon a certain coverage ratio, as defined. The annual rate of commitment fees is 0.50%. The Revolving Credit Facility is scheduled to mature on April 25, 2014.

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

Additionally, covenants require TLLP to maintain certain interest coverage and leverage ratios. We were in compliance with our debt covenants for the three months ended September 30, 2011.

Cash Flow Summary

Components of our cash flows are set forth below (in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash Flows From (Used In):		Predecessor
Operating Activities	$20,389	$(9,997)
Investing Activities	(3,132)	(2,167)
Financing Activities	499	12,164
Increase in Cash and Cash Equivalents	$17,756	$—

Operating Activities. Net cash from (used in) operating activities increased $30.4 million to $20.4 million for the 2011 Period from $(10.0) million for the 2010 Period. The increase was related to higher revenues as a result of our newly executed commercial agreements.

Investing Activities. Net cash used in investing activities for the 2011 Period increased $0.9 million, or 41%, to $3.1 million compared to $2.2 million in the 2010 Period related to higher capital expenditures in the 2011 Period.

Financing Activities. Net cash from financing activities for the 2011 Period decreased $11.7 million, or 96%, to $0.5 million from $12.2 million for the 2010 Period primarily as a result of transactions related to the initial public offering. We received net proceeds of $286.0 million from the sale of 14,950,000 common units, after deducting underwriting discounts, structuring and advisory fees, offering expenses and debt issuance costs of $28.0 million and retained $3.0 million of these proceeds for working capital purposes before the cash distribution to Tesoro. We distributed $283.0 million to Tesoro in consideration for contributed assets and to reimburse Tesoro for certain capital expenditures incurred with respect to the assets. In addition, we paid a quarterly cash distribution totaling $7.6 million.

Historically, the Predecessor's sources of liquidity included cash generated from operations and funding from Tesoro. Cash receipts were deposited in Tesoro's bank accounts and all cash disbursements were made from those accounts. The Sponsor contribution of $3.5 million included in cash from financing activities for the 2011 Period was the funding of the net loss for the period ending April 25, 2011 less any non-cash contributions.

Capital Expenditures

The Partnership's operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements consist of maintenance and expansion capital expenditures. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations. Expansion capital expenditures include expenditures to acquire assets and expand existing facilities or services that may increase throughput capacity on our pipelines and in our terminals or increase storage capacity at our storage facilities.

Capital spending during the 2011 Quarter and 2011 Period was $2.3 million and $4.1 million, respectively. Capital spending for the period subsequent to the Offering was $3.2 million. For the remainder of 2011, we estimate that total capital expenditures will be approximately $10.5 million for both maintenance and expansion capital projects, which has increased to reflect new expansion capital projects including projects to expand our crude oil gathering capabilities and terminalling capacity. We anticipate that these capital expenditures will be funded primarily with cash generated from operations, reimbursement by Tesoro for certain capital expenditures and borrowings under our revolving credit facility.

The following table is a summary of our capital expenditures for the nine months ended September 30, 2011 disaggregated for the periods preceding and succeeding the Offering (in thousands):

	Tesoro Logistics LP Predecessor	Tesoro Logistics LP	Nine Months Ended
			September 30, 2011
	Through April 25, 2011	From April 26, 2011
Maintenance	$138	$572	$710
Expansion	724	2,672	3,396
Total Capital Expenditures	$862	$3,244	$4,106

Maintenance capital expenditures. Maintenance capital spending for the period subsequent to the Offering was $0.6 million. Maintenance capital spending in the 2011 Period decreased $0.6 million, or 46%, to $0.7 million compared to $1.3 million in the 2010 Period primarily related to a piping project at our Vancouver terminal, which was placed in service at the end of 2010. We estimate that our maintenance capital expenditures for the remainder of 2011 will be approximately $1.5 million for anticipated capital projects related to maintenance at certain of our terminals.

Expansion capital expenditures. Expansion capital spending for the period subsequent to the Offering was $2.7 million. Expansion capital spending in the 2011 Period increased $3.1 million to $3.4 million compared to $0.3 million in the 2010 Period primarily related to 2011 expenditures for the SLC and Burley terminals ethanol blending projects. We estimate that our expansion capital expenditures for the remainder of 2011 will be approximately $9.0 million.

The following discussion describes our expansion capital spending plan, which is subject to further review and analysis and includes estimates for capitalized interest and labor costs:

Crude Oil Gathering Segment

Our capital expansion estimates include approximately $6.0 million of expected spending in our Crude Oil Gathering segment beginning in 2011 on additional truck unloading, tankage and pumping capacity on the High Plains system to support the announced expansion of Tesoro's North Dakota refinery. We expect to spend approximately $3.0 million during the remainder of 2011, and we expect the project to be completed by the second quarter of 2012, subject to permitting requirements.

Further, Tesoro has announced a long-term agreement with Rangeland Energy, LLC for access to their crude oil loading terminal and pipeline facility in North Dakota. The facility will have a direct connection to the Partnership's High Plains system and is expected to be in service in the second quarter of 2012. As such, we expect to spend approximately $1.5 million in total, and approximately $0.5 million during the remainder of 2011, to establish an interconnection of the Rangeland Energy, LLC terminal and pipeline facility and our High Plains system. We expect this project to be completed by the second quarter of 2012.

Also, as part of our strategy to expand our pipeline gathering system, we expect to spend approximately $4.0 million to build a new gathering hub and the initial gathering pipeline at the Connolly location on our High Plains system. The first phase of this project includes the tankage and metering required to support multiple future expansions of gathering lines in the vicinity of the hub. The initial pipeline is expected to move 1,500 bpd of crude oil that we presently transport by truck.  We expect future phases to provide opportunities for incremental gathering tariffs and fees. We expect to spend approximately $3.5 million during the remainder of 2011 and to complete the project by the first quarter of 2012.

Terminalling, Transportation and Storage Segment

During the remainder of 2011, we expect to spend capital on several projects, which will be completed in future periods, to expand the services offered and capacity of our terminals. We expect to spend approximately $2.5 million in total, of which approximately $1.5 million will be spent during the remainder of 2011, to add ethanol blending capabilities at our Burley terminal. We expect to spend approximately $3.0 million in future periods to upgrade the Los Angeles terminal to allow the offloading of transmix for transportation to Tesoro's Los Angeles refinery. We expect to spend approximately $10.0 million in total, of which approximately $0.5 million will be spent during the remainder of 2011, to add storage capacity that will allow for an increase in volume delivered through our Stockton terminal by approximately 8,000 bpd.

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

Environmental Liabilities.  Tesoro has been party to various litigation and contingent loss matters, including environmental matters, arising in the ordinary course of business. The outcome of these matters cannot always be accurately predicted, but our Predecessor has recognized historical liabilities for these matters based on estimates and applicable accounting guidelines and principles.  These liabilities were based on engineering projections, expected timing, extent of remedial actions required by governing agencies and experience gained from similar sites for which environmental assessments or remediation have been completed. It is possible that the projections will change and that remediation costs could be adjusted as more information becomes available.

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

We are currently, and expect to continue, incurring expenses for environmental cleanup at a number of our pipelines, terminals and storage facilities. As part of the omnibus agreement, Tesoro indemnifies us for certain environmental liabilities associated with the operation of our assets and arising at or before the closing of the Offering on April 26, 2011. Indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of April 26, 2016 and the date that Tesoro no longer controls our general partner (provided that, in any event, such date shall not be earlier than April 26, 2013), and a $0.25 million aggregate annual deductible for each type (unknown environmental liabilities or title matters) before we are entitled to indemnification in any calendar year. Neither we nor our general partner has any contractual obligation to investigate or identify any such unknown environmental liabilities after the closing of the Offering. We have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of this Offering and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities. As of September 30, 2011 TLLP did not have any environmental liabilities recorded on the condensed consolidated balance sheet.

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

Debt that the Partnership incurs under our revolving credit facility bears interest at a variable rate and exposes us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. Concurrent with the closing of our Offering, we borrowed $50.0 million under our revolving credit facility. With all other variables held constant, a 1.0% change in the interest rate associated with this borrowing sustained over a one year period would result in a $0.5 million change in interest expense.  Any change in interest rates would affect cash flows, but not the fair value of the debt we incur under our revolving credit facility. We do not currently have in place any hedges or forward contracts to hedge our exposure to interest rate risks.

ITEM 4. CONTROLS AND PROCEDURES
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring companies to file reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report.

In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K will not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed under the heading "Risk Factors" in our prospectus dated April 19, 2011, as filed with the SEC on April 21, 2011.

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

*10.13
Supplemental Trucking Services Agreement, dated as of July 1, 2011 (a supplement to the Trucking Transportation Services Agreement, dated as of April 26, 2011) between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company.

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

TESORO LOGISTICS LP

		By:	Tesoro Logistics GP, LLC
Its General Partner

Date:	November 8, 2011	By:	/s/ GREGORY J. GOFF
Gregory J. Goff
Chairman of the Board of Directors and Chief Executive Officer

Date:	November 8, 2011	By:	/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Director, Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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
*10.13
Supplemental Trucking Services Agreement, dated as of July 1, 2011 (a supplement to the Trucking Transportation Services Agreement, dated as of April 26, 2011) between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company.

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