Form 10-K
period 2011-12-31
TESORO LOGISTICS LP
filed 2012-02-29
CIK 1507615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to __________
Commission File Number 1‑35143
TESORO LOGISTICS LP
(Exact name of registrant as specified in its charter)

Delaware	27‑4151603
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19100 Ridgewood Pkwy, San Antonio, Texas 78259-1828
(Address of principal executive offices) (Zip Code)

210‑626-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Units Representing Limited Partnership Interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
At June 30, 2011, the aggregate market value of common limited partner units held by non-affiliates of the registrant was approximately $363 million based upon the closing price of its common units on the New York Stock Exchange Composite tape. The registrant had 15,254,890 common units, 15,254,890 subordinated units and 622,649 general partner units outstanding at February 24, 2012.
DOCUMENTS INCORPORATED BY REFERENCE: None

TESORO LOGISTICS LP
ANNUAL REPORT ON FORM 10-K
This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are "forward-looking" and subject to uncertainties. See "Important Information Regarding Forward-Looking Statements" on page 42.
As used in this Annual Report on Form 10-K, the terms "Tesoro Logistics LP," "we," "us" or "our" may refer to Tesoro Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole.

PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Statements in this Annual Report on Form 10-K, that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Important Information Regarding Forward-Looking Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for a discussion of forward-looking statements and of factors that could cause actual outcomes and results to differ materially from those projected.

GENERAL

Tesoro Logistics LP ("TLLP" or the "Partnership") is a Delaware limited partnership formed in December 2010 by Tesoro Corporation ("Tesoro" or our "Sponsor") and its wholly owned subsidiary, Tesoro Logistics GP, LLC, our general partner. Unless the context otherwise requires, references to "Tesoro" refer collectively to our Sponsor and its subsidiaries, other than TLLP, its subsidiaries and its general partner. On April 26, 2011, we completed our initial public offering (the "Offering") of 14,950,000 common units (including 1,950,000 common units issued pursuant to the exercise of the underwriters' over-allotment option on April 20, 2011), representing limited partner interests.

After completion of the Offering, the Partnership includes the assets, liabilities and results of operations of certain crude oil gathering and refined products terminalling, transportation and storage assets, previously operated and owned by Tesoro Alaska Company, Tesoro Refining and Marketing Company ("TRMC") and Tesoro High Plains Pipeline Company LLC.  Prior to completion of the Offering, the assets, liabilities and results of operations of the aforementioned assets related to Tesoro Logistics LP Predecessor (our "Predecessor"). See Notes L and O to our consolidated financial statements in Item 8 for additional information on our properties and operating segments.

Website Access to Reports and Other Information

Our principal executive offices are located at 19100 Ridgewood Parkway, San Antonio, Texas 78259-1828, and our telephone number is (210) 626-6000. Our common units trade on the New York Stock Exchange under the symbol "TLLP." We file reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public on the SEC's Internet site at http://www.sec.gov and our website at http://www.tesorologistics.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may receive a copy of our Annual Report on Form 10-K, including the financial statements, free of charge by writing to Tesoro Logistics LP, Attention: Investor Relations, 19100 Ridgewood Parkway, San Antonio, Texas 78259-1828. We also post our corporate governance guidelines, code of business conduct and our Board of Directors' Audit Committee charter on our website.

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

The Partnership is not a taxable entity for federal and state income tax purposes. Instead, each partner of the Partnership is required to take into account its share of items of income, gain, loss and deduction of the partnership in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to the partner by the partnership. The taxable income reportable to each partner takes into account differences between the tax bases and financial reporting bases of assets and liabilities, the acquisition price of their units and the taxable income allocation requirements under the partnership agreement.

Organizational Structure

The following simplified diagram depicts our organizational structure as of December 31, 2011:

Tesoro Corporation
(NYSE: TSO)
(Tesoro)
304,890 Common Units
15,254,890 Subordinated Units
100% Ownership Interest
Tesoro Logistics GP, LLC
(the General Partner)
General Partner Interest
Incentive Distribution Rights
622,649 General Partner Units
Public Unitholders
14,950,000 Common Units
2% General Partner Interest
50% Limited Partner Interest
48% Limited Partner Interest
Tesoro Logistics LP
(NYSE: TLLP)
(the Partnership)
100% Ownership Interest
Tesoro Logistics Operations, LLC
100% Ownership Interest
Operating Subsidiaries

Assets and Operations

Our assets and operations are organized into the following two segments:

Crude Oil Gathering.  Our crude oil gathering system in North Dakota and Montana, which we refer to as our High Plains system, includes an approximate 27,000 barrels per day ("bpd") truck-based crude oil gathering operation and approximately 700 miles of common carrier pipeline (the "High Plains Pipeline") and related storage assets. The High Plains system has the capacity to deliver up to 85,000 bpd to Tesoro's North Dakota refinery, which is presently limited to processing 60,000 bpd of shipments, and 9,000 bpd to a third-party pipeline at Richey, Montana. This system gathers and transports crude oil produced in the Williston Basin including production from the Bakken Shale formation. We refer to this area, a significant portion of which is serviced by our High Plains system, as the Bakken Shale/Williston Basin area.

Revenues from our pipeline operations accounted for 33%, 84% and 86% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, revenues from our trucking services accounted for 22% of our total revenues for the year ended December 31, 2011. Prior to the closing of the Offering, our Predecessor did not record revenues for trucking services.

Terminalling, Transportation and Storage.  We own and operate eight refined products terminals with aggregate truck and barge delivery capacity of approximately 239,300 bpd. The terminals provide distribution primarily for refined products produced at Tesoro's refineries located in Los Angeles and Martinez, California (the Los Angeles and Martinez refineries, respectively); Salt Lake City, Utah (the Utah refinery); Kenai, Alaska (the Alaska refinery); Anacortes, Washington (the Washington refinery); and Mandan, North Dakota (the North Dakota refinery). We also own and operate assets that exclusively support Tesoro's Utah refinery, including a refined products and crude oil storage facility with total shell capacity of approximately 878,000 barrels and three short-haul crude oil supply pipelines and two short-haul refined product delivery pipelines connected to third-party interstate pipelines.

Revenues related to terminalling services accounted for 35%, 16% and 14% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Prior to the closing of the Offering, our Predecessor did not record revenues for storage and short-haul pipeline transportation services.

The following provides an overview of our assets and operations in relation to the assets of Tesoro.

Anchorage
Vancouver
Boise
Burley
Mandan
Salt Lake City
Stockton
Los Angeles
San Antonio
TESORO LOGISTICS
TLLP Assets
Terminal Facility
Pipeline
Trucking
Tank Storage
TESORO LOGISTICS
Corporate Headquarters
Tesoro Assets
Refinery

Commercial Agreements with Tesoro

The commercial agreements described below became effective on April 26, 2011, concurrently with the closing of the Offering, unless otherwise noted. The fees under each of these commercial agreements are indexed for inflation and apply only to services TLLP provides to Tesoro. We believe the terms and conditions under these agreements, as well as our other initial agreements with Tesoro described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

Each of the original commercial agreements, other than the trucking transportation services agreement, gives Tesoro the option to renew for two five-year terms. The amended trucking transportation services agreement will renew automatically for one five-year term unless earlier terminated by TLLP or Tesoro. These agreements include provisions that permit Tesoro to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur; provided, however, that Tesoro will still be responsible for one year of continuing minimum payments. These events include Tesoro deciding to permanently or indefinitely suspend refining operations at one or more of its refineries that will impact the use of these assets under these agreements, as well as certain extraordinary events beyond the control of us, or Tesoro, that would prevent us from performing required services under the applicable agreement.

Crude Oil Gathering

High Plains Pipeline Gathering and Transportation.  The Partnership entered into a 10-year pipeline transportation services agreement with Tesoro, which we refer to as our High Plains Pipeline transportation services agreement. Under this agreement, we charge Tesoro for transporting crude oil from North Dakota origin points on our High Plains system pursuant to both committed and uncommitted North Dakota Public Service Commission ("NDPSC") tariff rates, and Tesoro is obligated to transport an average of at least 49,000 bpd of crude oil each month at the committed rate from North Dakota origin points to Tesoro's North Dakota refinery.

Further, we expect to receive additional revenues from Tesoro for North Dakota intrastate shipments in excess of 49,000 bpd each month, which are paid at the uncommitted NDPSC tariff rate of $0.11 per barrel lower than the committed NDPSC tariff rate for each North Dakota origin point. The committed and uncommitted tariff rates were adjusted on July 1, 2011 for an annual escalation of approximately 7%, which included an adjustment for the change in the producer price index for finished goods plus 2.65% as prescribed by the indexing methodology. We also expect to receive revenues from Tesoro for interstate shipment of crude oil volumes from Montana and other interstate pipeline origin points, for which the Federal Energy Regulatory Commission ("FERC") interstate tariff rates apply.

High Plains Truck Gathering.  The Partnership entered into a trucking transportation services agreement with Tesoro under which we provide truck-based crude oil gathering services to Tesoro. Under the agreement, Tesoro is obligated to pay us a per barrel transportation fee for trucking related services and scheduling and dispatching services related to the gathering and delivery of a minimum volume of crude oil equal to an average of 22,000 bpd each month that we provide through our truck-based crude oil gathering operation. The transportation fee was adjusted July 1, 2011 to $2.76 per barrel for an annual inflation escalation of $0.04, an increase of nearly 2%, which includes adjustment factors for diesel fuel price and average mileage.

Under the agreement, Tesoro pays the Partnership uncommitted tank usage fees of $0.15 on each barrel that is delivered by truck to our proprietary tanks located adjacent to injection points along our High Plains system. The Partnership may also provide additional trucking transportation services to other destination points outlined under the supplemental trucking services agreement with Tesoro, effective July 1, 2011, for fees ranging from $2.76 to $3.80 per barrel without minimum volume commitment.

The agreement was amended, effective January 1, 2012, to extend the term to five years and provide for a mileage-based trucking rate composed of a dispatch fee component and a mileage rate component with the total trucking fee per barrel on individual loads initially ranging from $2.04 per barrel to $6.66 per barrel depending on length of haul. The amended agreement will continue to coordinate the collection, transportation and delivery of crude oil acquired by Tesoro in Montana and North Dakota and intended for delivery by truck into the High Plains system, but extends the scope to include any other destinations (including third-party destinations) in Montana and North Dakota.

Tesoro will continue to pay the Partnership uncommitted tank usage fees of approximately $0.15 on each barrel that is delivered by truck to our proprietary tanks located adjacent to injection points along our High Plains system. Under the amended agreement, upon completion of the Partnership's new gathering hub and the initial gathering pipeline at the Connolly location on our High Plains system, the minimum volume commitment will decrease to an average of 20,500 bpd each month and then subsequently increase to 25,500 bpd each month beginning in April 2012, and further increase to 30,500 bpd each month beginning in April 2013.

Terminalling, Transportation and Storage

Terminalling Services.  The Partnership entered into a 10-year master terminalling services agreement with Tesoro under which they are obligated to throughput minimum volumes of refined products equal to an aggregate average of 100,000 bpd each month among our eight refined products terminals and pay us throughput fees for each barrel distributed through our terminals in addition to separate fees, ranging from $0.07 to $1.05 per barrel, for providing related ancillary services such as ethanol blending and additive injection. The fees under the master terminalling services agreement were adjusted on July 1, 2011 for an annual inflation escalation of nearly 2%. The agreement was amended, effective December 1, 2011, to include additional ancillary services to be provided at certain of our terminals.

In addition, we expect to generate additional, uncommitted fee-based revenues from terminalling third-party volumes and volumes from Tesoro in excess of its minimum commitments and from related ancillary services under the master terminalling services agreement.

Salt Lake City ("SLC") Pipeline Transportation Services.  The Partnership entered into a 10-year pipeline transportation services agreement with Tesoro under which Tesoro pays us a $0.25 per barrel transportation fee for transporting minimum volumes of crude oil and refined products equal to an average of 54,000 bpd each month on our five SLC short-haul pipelines.

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

Other Agreements with Tesoro

In addition to the commercial agreements described above, we also entered into or are contemplating entering into the following agreements with Tesoro:

Omnibus Agreement.  The Partnership entered into an omnibus agreement with Tesoro under which Tesoro agrees not to compete with us under certain circumstances. It also grants us a right of first offer to acquire certain of Tesoro's retained logistics assets, including certain terminals, pipelines, docks, storage facilities and other related assets located in California, Alaska and Washington. Further, the omnibus agreement addresses our payment of an annual fee, initially in the amount of $2.5 million, to Tesoro for the provision of various general and administrative services. Tesoro also reimburses the Partnership for certain maintenance and expansion capital expenditures that are recorded as capital contributions, and Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership or operation of our assets arising at or before the closing of the Offering on April 26, 2011.

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

Martinez Crude Oil Marine Terminal Acquisition. The Partnership is presently in negotiations with Tesoro to acquire the marine terminal located in Martinez, California.  The terminal consists of a single-berth dock, five crude oil storage tanks with a combined 425,000 barrels of storage capacity and related pipelines that receive crude oil from third-party marine vessels for delivery to Tesoro's Martinez refinery and a third-party terminal.  Total throughput capacity for the terminal is estimated to be approximately 145,000 bpd.  The transaction is expected to close in the first half of 2012.

Unit Train Unloading Facility. Tesoro has announced that it expects to offer the Anacortes, Washington unit train unloading facility to the Partnership upon completion of construction, which is expected to be in the fourth quarter of 2012. The project includes unloading facilities for dedicated trains of rail cars ("unit trains") and is expected to deliver up to 30,000 bpd of Bakken crude oil to Tesoro's Washington refinery.

Operational Services Agreement.  The Partnership entered into an operational services agreement with Tesoro under which we reimburse Tesoro for the provision of certain operational services to us in support of our pipelines, terminals and storage facility. In addition, we pay Tesoro an annual fee, initially in the amount of $0.3 million (prorated for the first year of services), for operational services performed by certain of Tesoro's field-level employees.

PROPERTIES

Our principal properties are described below under the captions "Crude Oil Gathering" and "Terminalling, Transportation and Storage." We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. We are the lessee under a number of cancellable and noncancellable operating leases for certain properties including land, terminals, right-of-way permits and other operating facilities used in the gathering, transporting and storing of crude oil and the terminalling, transporting and storing of refined products. See Note L to our consolidated financial statements in Item 8.

Under the omnibus agreement, Tesoro, through certain of its subsidiaries, indemnifies us for certain environmental liabilities and title and tax matters associated with the ownership or operation of our assets and arising at or before the closing of the Offering on April 26, 2011.

Crude Oil Gathering

Our High Plains system consists of our crude oil pipelines and trucking operations in the Bakken Shale/Williston Basin area of Montana and North Dakota. Our High Plains system gathers and transports crude oil from various production locations in this area for transportation to Tesoro's North Dakota refinery and other destinations in the Bakken Shale/Williston Basin area. The following table details the average aggregate daily number of barrels of crude oil transported on our High Plains system in each of the periods indicated. Tesoro was the shipper of substantially all of these barrels.

	Years Ended December 31,
	2011	2010	2009	2008	2007
		Predecessor	Predecessor	Predecessor	Predecessor
Crude oil transported through (bpd):
Pipelines (a)
North Dakota	53,630	46,004	48,953	45,947	41,417
Montana	4,270	4,691	3,853	8,790	14,815
Total Pipelines	57,900	50,695	52,806	54,737	56,232
Trucking	24,059	23,305	22,963	23,752	18,560
____________

(a) Also includes barrels that were gathered and then delivered into our High Plains Pipeline by truck.

Pipeline Operations.  We own and operate a common carrier crude oil gathering and transportation system consisting of approximately 700 miles of gathering and trunk lines in Montana and North Dakota, which gather and transport crude oil from the Bakken Shale/Williston Basin area. The High Plains Pipeline has a total delivery capacity of 94,000 bpd: 85,000 bpd to Tesoro's North Dakota refinery and 9,000 bpd to a third-party pipeline at Richey, Montana. Tesoro is currently the primary shipper on our High Plains Pipeline, with the Partnership supplying all of the crude oil transported and processed at Tesoro's North Dakota refinery. Its assets include:

•	approximately 140 miles of up to six-inch gathering and injection lines in western North Dakota and eastern Montana;

•	approximately 470 miles of up to 12-inch trunk lines in Montana and North Dakota; and

•	approximately 90 miles of 16-inch trunk line from our Dunn Center storage facility to Tesoro's North Dakota refinery.

The following map shows the locations of the pipelines in our High Plains system and related connection points to third-party pipelines.

Trucking Operations.  As part of our High Plains system, we manage a truck-based crude oil gathering operation. This operation uses a combination of proprietary and third-party trucks, all of which we dispatch and schedule. These trucks gather approximately 27,000 bpd of crude oil from well sites or nearby collection points in the Bakken Shale/Williston Basin area and deliver it to our High Plains system and third-party destinations. We charge per-barrel tariffs and service fees for picking up and transporting crude oil, for dispatching and scheduling proprietary and third-party trucks and for use of our field unloading tanks.

Terminalling, Transportation and Storage

Our eight refined products terminals receive refined products from pipelines connected to Tesoro's Los Angeles, Martinez, Utah, Alaska, North Dakota and Washington refineries, as well as third-party refineries, and provide storage and truck loading services to Tesoro and third parties, who in turn deliver refined products to retail outlets and other end-users. We also own a storage facility that receives and stores refined products and crude oil for Tesoro's Utah refinery and five related crude oil and refined products short-haul pipelines.

We generate most of our refined product terminal revenues from fees on committed throughput volumes by customers for transferring refined products from the terminal to trucks and barges. We generate pipeline transportation revenue by transporting crude oil for Tesoro from third-party crude oil pipelines to our SLC storage facility on our three short-haul crude oil pipelines, and by transporting refined products for Tesoro from its Utah refinery to the origin on our two short-haul refined products pipelines. In addition to terminalling and transportation fees, we generate revenues by charging our customers fees for ancillary services, including ethanol blending and additive injection, and, at our Vancouver and Anchorage terminals, for barge loading fees. We also generate storage revenue for storing crude oil and refined products for Tesoro in support of Tesoro's Utah refinery.

Our refined products terminals are supplied by both Tesoro-owned and third-party common carrier pipelines, as well as by pressurized feed directly from Tesoro refineries, and, in some cases, by truck or barge. The tables below set forth the total average throughput for our refined products terminals and our SLC pipelines for each of the periods presented.

	Years Ended December 31,
	2011	2010	2009	2008	2007
		Predecessor	Predecessor	Predecessor	Predecessor
Refined products terminalled for (bpd): (a)
Tesoro	125,299	104,754	103,454	102,670	91,340
Third parties	8,708	9,196	9,681	10,198	11,965
Total	134,007	113,950	113,135	112,868	103,305
Refined products terminalled at (bpd):
Los Angeles, California	41,583	35,286	33,603	32,696	19,702
Stockton, California	9,220	8,526	7,160	7,053	7,663
Salt Lake City, Utah (a)	29,309	25,457	26,802	26,074	25,236
Anchorage, Alaska	14,243	15,132	14,914	14,704	15,358
Mandan, North Dakota	13,852	9,963	9,300	9,213	9,244
Vancouver, Washington	11,139	8,432	10,089	10,824	12,968
Boise, Idaho	10,068	7,677	7,598	8,295	9,039
Burley, Idaho	4,593	3,477	3,669	4,009	4,095
Total	134,007	113,950	113,135	112,868	103,305
Total (barrels, in thousands)	48,913	41,592	41,294	41,310	37,706
Volumes transported through (bpd):
Short-haul crude oil pipelines	41,501	39,389	42,561	46,457	46,776
Short-haul refined products pipelines	24,135	21,277	20,261	22,433	22,522
Total	65,636	60,666	62,822	68,890	69,298
____________
(a) Does not include our SLC storage facility or our interconnecting pipelines between the storage facility and Tesoro's Utah refinery.

The following table outlines the locations of our refined products terminals and their storage capacities, supply source, mode of delivery and maximum daily terminalling available capacity.

Terminal Location	Products Handled	Storage Capacity (Barrels) (a)	Supply Source	Mode of Delivery	Maximum Daily Available Terminalling Capacity (bpd)
Los Angeles, California	Gasoline; Diesel	6,000	Refinery	Truck	52,000
Stockton, California	Gasoline; Diesel	66,000	Refinery	Truck	10,300
Salt Lake City, Utah (b)	Gasoline, Diesel, Jet Fuel	18,000	Refinery	Truck	42,000
Anchorage, Alaska (c)	Gasoline, Diesel, Jet Fuel	883,000	Pipeline; Barge	Truck; Barge; Pipeline	63,000
Mandan, North Dakota	Gasoline, Diesel, Jet Fuel	—	Refinery	Truck	22,500
Vancouver, Washington (d)	Gasoline; Diesel	298,000	Pipeline; Barge	Truck; Barge	15,000
Boise, Idaho	Gasoline, Diesel, Jet Fuel	254,000	Pipeline	Truck	22,500
Burley, Idaho	Gasoline; Diesel	147,800	Pipeline	Truck	12,000
Total		1,672,800			239,300
____________

(a)	Includes storage capacity for refined products and ethanol only; excludes storage for gasoline and diesel additives.

(b)	Does not include our SLC storage facility or our short-haul pipelines.
(c) Maximum daily available terminalling capacity includes approximately 30,000 bpd by truck, 23,000 bpd by barge and 10,000 bpd by pipeline.

(d)	Maximum daily available terminalling capacity includes approximately 10,500 bpd by truck and 4,500 bpd by barge.

Terminals

Los Angeles, California Terminal. We own and operate a terminal adjacent to Tesoro's Los Angeles refinery. The terminal receives gasoline and diesel from Tesoro's Los Angeles refinery through two 12-inch gasoline pipelines, one 12-inch diesel pipeline, and one 8-inch gasoline pipeline. Additives, including ethanol, are received by truck and delivered into tanks at the terminal. Refined products received at this terminal are sold locally by Tesoro through our four-bay truck loading rack. This terminal includes approximately 6,000 barrels of ethanol storage capacity. We do not have refined product storage capacity at this terminal.

Stockton, California Terminal. We lease our Stockton, California terminal from the Port of Stockton under a five-year lease expiring in 2014. We may renew the lease for up to three additional five-year terms. We receive gasoline and diesel at this terminal from Tesoro's Martinez refinery through a third-party common carrier pipeline. Additionally, ethanol is supplied directly to our truck loading rack from an adjacent third-party terminal. This terminal has a two-bay truck loading rack. Refined products received at this terminal are sold locally by Tesoro through our truck loading rack. This terminal also has six storage tanks with 20,000 barrels of diesel capacity and 46,000 barrels of gasoline capacity.

Salt Lake City, Utah Terminal. We own and operate a terminal adjacent to Tesoro's Utah refinery. The terminal has the ability to receive refined products, including gasoline, diesel and jet fuel, from Tesoro's Utah refinery through our proprietary interconnecting pipelines that run between the two facilities. The terminal also receives ethanol by truck, which is subsequently blended into finished gasoline. Refined products received and ethanol blended into gasoline at this terminal are sold locally and regionally by Tesoro and third parties through our five-bay truck loading rack. The terminal also has one 11,000 barrel gasoline storage day tank and one 7,000 barrel ethanol storage tank.

Anchorage, Alaska Terminal. Our Anchorage, Alaska terminal sits on leased property at two adjacent locations within the Port of Anchorage. A portion of the terminal is on land that is leased by Tesoro from the Alaska Railroad Corporation through December 31, 2016. Tesoro may renew the lease for up to two additional five-year terms. We sublease this portion of the terminal from Tesoro under the same expiration and renewal terms. The remainder of the terminal sits on land that we lease from the Municipality of Anchorage through June 30, 2014. This terminal has the ability to receive refined products, including gasoline, diesel and jet fuel, from Tesoro's Alaska refinery through the Tesoro Alaska Pipeline, a state-regulated common carrier pipeline owned by Tesoro and from marine vessels through the Port of Anchorage petroleum docks. The terminal also has a rail rack that can hold and unload ten rail cars, is equipped with two offloading pumps and is connected to an eight-inch pipeline that runs to a neighboring third-party jet fuel storage facility. Refined products received at the terminal are sold locally by Tesoro and others through two separate two-bay truck loading racks, through third-party barges loaded at a Port of Anchorage dock or through pipelines to a third-party storage facility The terminal also has 25 storage tanks, with 252,000 barrels of gasoline capacity, 99,000 barrels of diesel capacity, 400,000 barrels of jet fuel capacity, 118,000 barrels of avgas (a high-octane aviation fuel) capacity and 14,000 barrels of transmix capacity.

Mandan, North Dakota Terminal. We own and operate a terminal located at Tesoro's North Dakota refinery, which is just outside of Mandan, North Dakota. The terminal consists of a truck loading rack located within the refinery gates. The truck loading rack consists of three light product bays and one residual fuel bay, each connected to pipelines that transport product from the refinery tank farm to the terminal. We do not have refined product storage capacity at this terminal.

Vancouver, Washington Terminal. Our Vancouver, Washington terminal is leased from the Port of Vancouver under a 10-year lease expiring in 2016, with two 10-year renewal options. We receive gasoline and distillates at this terminal from Tesoro's Washington refinery through a third-party common carrier pipeline. We also have access to a marine dock owned by the Port of Vancouver under a non-preferential berthing agreement. This berthing agreement allows us to receive gasoline and distillates from Tesoro's Washington refinery and third-party sources through barge deliveries and to transport those refined products to the terminal on proprietary interconnecting pipelines. In addition, we receive ethanol at the terminal via railcars and trucks. Refined products received at this terminal are sold locally by Tesoro and others through our two-bay truck loading rack or through barges loaded at the Port of Vancouver dock. We currently share dock maintenance expenses with the Port of Vancouver and other users of the dock. The terminal has a three-car ethanol rail unloading rack. The terminal also includes six storage tanks with 160,000 barrels of diesel capacity, 130,000 barrels of gasoline capacity and 8,000 barrels of ethanol capacity.

Boise and Burley, Idaho Terminals. We own and operate two terminals in Idaho located in Boise and Burley. Our Boise terminal is a truck loading facility that receives a variety of refined products from Tesoro's Utah refinery, including gasoline, diesel, and jet fuel through a third-party common carrier pipeline, as well as ethanol received by truck. Refined products received at this terminal are sold locally by Tesoro through our truck loading rack. The truck loading rack includes three loading bays for light products and a fourth bay solely for off-loading ethanol. The terminal also includes eight storage tanks, with 144,000 barrels of gasoline capacity, 34,000 barrels of jet fuel capacity, 54,000 barrels of diesel capacity, 21,000 barrels of ethanol capacity and 1,000 barrels of transmix capacity.

Our Burley terminal is a truck loading facility that receives gasoline and diesel from Tesoro's Utah refinery through a third-party common carrier pipeline as well as ethanol received by truck. The truck loading system includes a two-bay truck loading rack. Refined products received at this terminal are sold locally by Tesoro through our truck loading rack. The Burley terminal also includes five storage tanks with 66,000 barrels of diesel capacity, 81,000 barrels of gasoline capacity and 800 barrels of ethanol capacity.

Storage Facilities and Pipelines

Salt Lake City, Utah Storage Facility and Pipelines. We own and operate a crude oil and refined products storage facility in Salt Lake City, Utah, which consists of 13 tanks with 878,000 barrels of shell tank storage capacity. The storage tanks are connected to Tesoro's Utah refinery through our four interconnecting pipelines that run between the two facilities, but are not directly connected to our Salt Lake City terminal. The storage facility supplies crude oil to Tesoro's Utah refinery and receives refined and intermediate products, including gasoline, diesel and jet fuel, from the refinery. The storage facility does not have any refined products terminalling capabilities.

We also own three proprietary short-haul crude oil pipelines, each approximately two miles long, that allow the storage facility to receive crude oil from third-party crude oil pipelines. Additionally, we own two proprietary refined products pipelines, each approximately three miles long, that transport gasoline and diesel from Tesoro's Utah refinery to the origin point of a third-party products pipeline. Refined products delivered through these pipelines are delivered to our terminals in Boise and Burley as well as third-party terminals.

MAJOR CUSTOMER

TRMC, a wholly owned subsidiary of Tesoro, accounted for 96% of our total revenues in the year ended December 31, 2011. Historically, TRMC was a customer of the crude oil gathering segment and accounted for 84% and 85% of our Predecessor's total revenues in the years ended December 31, 2010 and 2009, respectively. These percentages are not comparable as no revenues were recorded for the Predecessor with TRMC in the terminalling, transportation and storage segment or for trucking services in the crude oil gathering segment prior to April 26, 2011.

COMPETITION

Crude Oil Gathering

As a result of our contractual relationship with Tesoro under our High Plains Pipeline transportation services agreement and our connection to the North Dakota refinery, we believe that our High Plains system will not face significant competition from other pipelines for Tesoro's crude oil supply requirements in the Bakken Shale/Williston Basin area.

However, our High Plains system will face competition from a number of major oil companies and smaller entities for the gathering and transportation of crude oil production in the Bakken Shale/Williston Basin area. We may also face competition for opportunities to build gathering lines from producers or other pipeline companies. Existing pipelines are available for producers who want to ship crude oil produced in the Bakken Shale/Williston Basin area. Additionally, there is a third-party unit train loading facility in the area with additional third-party unit train loading facilities under construction. In addition, existing pipeline owners continue to (or have announced their intent to) expand their pipeline systems in the area.

We also face competition from trucks that deliver crude oil in a number of areas we serve. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for incremental and marginal volumes in many of the areas we serve.

Terminalling, Transportation and Storage

We may face competition from third-party refined products terminals for refined product volumes in excess of Tesoro's minimum volume commitments under our commercial agreements with Tesoro, primarily with respect to our Los Angeles, Stockton and Vancouver terminals. We also face competition from other terminals and pipelines that may be able to supply Tesoro's end-user markets with refined products on a more competitive basis, due to terminal location, price, versatility and services provided. Also, we may face competition for refined product supply sources. Our competition primarily comes from integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading arms. Additionally, if Tesoro's wholesale customers reduced their purchases of refined products from Tesoro due to the increased availability of less expensive product from other suppliers or for other reasons, Tesoro may only deliver the minimum volumes through our terminals (or pay the shortfall payment if it does not deliver the minimum volumes), which would cause a decrease in our revenues. Tesoro competes with some of the world's largest integrated petroleum companies, which have their own crude oil supplies and distribution and marketing systems, as well as with independent refiners. Competition in particular geographic areas is affected primarily by the volumes of refined products produced by refineries located in those areas and by the availability of refined products and the cost of transportation to those areas from refineries located in other areas.

PIPELINE AND TERMINAL SAFETY

Pipeline Safety

Our pipelines, gathering systems and terminal operations are subject to increasingly strict safety laws and regulations. The transportation and storage of refined products and crude oil involve a risk that hazardous liquids may be released into the environment, potentially causing harm to the public or the environment. The U.S. Department of Transportation ("DOT") has adopted safety regulations with respect to the design, construction, operation, maintenance, inspection and management of our pipeline and storage facilities. These regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and the correction of anomalies. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans, including extensive spill response training for pipeline personnel.

We inspect our pipelines using currently-available technology to determine their condition and to determine whether they are in need of additional maintenance or replacement. Our inspections include the use of internal inspection tools supplied by third-party vendors that provide information on the physical condition of our pipelines; these tools are operated, and the resulting data is evaluated, by trained third-party and Tesoro personnel. We also inspect our DOT-regulated pipelines in accordance with DOT requirements (including inspection frequency), and inspect our non-DOT-regulated pipelines in accordance with a risk-based approach to ensure that the highest risk pipeline segments receive the highest priority for inspection. Legislation recently passed by the U.S. House of Representatives increases penalties for pipeline safety violations, reduces reporting periods and provides for review and possibly revocation of exemptions for gathering systems from regulation by the DOT's Pipeline and Hazardous Materials Safety Administration, among other matters.

Terminal Safety

The tanks designed for product storage at our terminals are equipped with internal or external floating roofs that minimize regulated emissions and prevent potentially flammable vapor accumulation. Our terminal facilities have response plans, spill prevention and control plans, and other programs to respond to emergencies. Our truck loading racks are protected with fire systems, actuated either by sensors or an emergency switch. We continually strive to maintain compliance with applicable air, solid waste and wastewater regulations.

RATE AND OTHER REGULATIONS

General Interstate Regulation

Our High Plains system in Montana and North Dakota is a common carrier subject to regulation by various federal, state and local agencies. The FERC regulates interstate transportation on our High Plains system under the Interstate Commerce Act ("ICA"), the Energy Policy Act of 1992 ("EPAct") and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including interstate pipelines that transport crude oil and refined products (collectively referred to as "petroleum pipelines"), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. A successful rate challenge could result in a petroleum pipeline paying refunds for the period that the rate was in effect and/or reparations for up to two years prior to the filing of a complaint. There are no pending challenges or complaints regarding our tariffs.

Certain interstate petroleum pipeline rates in effect in 1992 are deemed to be just and reasonable under the ICA. These rates are commonly referred to as "grandfathered rates." Our rates for interstate transportation service on the High Plains system are grandfathered. The FERC also allows for an annual rate change under its indexing methodology, which applies to transportation on our High Plains system.

Intrastate Regulation

The intrastate operations of our High Plains system in North Dakota are subject to regulation by the NDPSC. Applicable state law requires that pipelines operate as common carriers, that access to transportation services and pipeline rates be non-discriminatory, that if more crude oil is offered for transportation than can be transported immediately the crude oil volumes transported must be apportioned equitably and that pipeline rates be just and reasonable.

Pipelines

We operate the High Plains Pipeline as a common carrier pursuant to tariffs filed with both the FERC and the NDPSC. The High Plains Pipeline currently offers tariffs for crude oil deliveries to Tesoro's North Dakota refinery and to a third-party pipeline at Richey, Montana. Tesoro has been the shipper of substantially all of the volumes transported on the High Plains Pipeline. For shipments to Tesoro's North Dakota refinery from North Dakota intrastate origin points that are within the 49,000 bpd average minimum throughput commitment under our pipeline transportation services agreement with Tesoro, we will receive the NDPSC committed tariff rate, which is $0.11 per barrel higher than the NDPSC uncommitted tariff rate for each North Dakota origin point.

The FERC and state regulatory agencies generally have not investigated rates on their own initiative when those rates, like ours, have not been the subject of a protest or a complaint by a shipper. Tesoro has agreed not to contest our tariff rates for the term of our commercial agreements with Tesoro. However, our pipelines are common carrier pipelines, and we may be required to accept new shippers who wish to transport on our pipelines. The FERC or the NDPSC could investigate our rates on its own initiative or at the urging of a third-party shipper using our pipelines or any other party able to show that it has a substantial economic interest in our tariff rate level. If an interstate rate for service on the High Plains Pipeline were investigated, we would defend that rate as grandfathered under EPAct. As EPAct applies to our rates, a person challenging a grandfathered rate must, as a threshold matter, establish a substantial change since the date of enactment of EPAct, in either the economic circumstances or the nature of the service that formed the basis for the rate. If our rate levels were investigated, the inquiry could result in a comparison of our rates to those charged by others or to an investigation of our costs.

ENVIRONMENTAL REGULATIONS

General

Our operation of pipelines, terminals, and associated facilities in connection with the storage and transportation of crude oil and refined products is subject to extensive and frequently-changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. These requirements may also significantly affect Tesoro's refinery operations and may have an indirect effect on our business, financial condition and results of operations. However, we do not expect such effects will have a material impact on our historical compliance expenditures.

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

Air Emissions and Climate Change Regulations

Our operations are subject to the Clean Air Act and comparable state and local statutes. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. Although the majority of our facilities are currently considered minor sources of volatile organic compound, hazardous air pollutant and nitrogen oxide emissions, we may become subject to more stringent regulations requiring the installation of additional emission control technologies. Any such future obligations may require us to incur significant additional capital or operating costs.

In addition, Title V of the Clean Air Act ("Title V") requires an operating permit for major sources of air emissions. Our Los Angeles terminal and the Mandan loading rack are subject to a Title V or analogous state or local permits, and in the case of the Mandan facility, the permit provisions are incorporated in the Title V permit for Tesoro's North Dakota refinery. None of our facilities are presently subject to the federal greenhouse gas reporting rule or the greenhouse gas "tailoring" rule, which subjects certain facilities to the additional permitting obligations under the New Source Review/Prevention of Significant Deterioration ("NSR/PSD") and other programs of the Clean Air Act. As such, we do not expect substantial impacts from the tailoring rule on our facilities.

The Environmental Protection Agency ("EPA") has undertaken significant regulatory initiatives under authority of the Clean Air Act's NSR/PSD program in an effort to further reduce annual emissions of volatile organic compounds, nitrogen oxides, sulfur dioxide, and particulate matter. These regulatory initiatives have been targeted at industries with large manufacturing facilities that are significant sources of emissions, such as refining, paper and pulp, and electric power generating industries. The basic premise of these initiatives is the EPA's assertion that many of these industrial establishments have modified or expanded their operations over time without complying with NSR/PSD regulations adopted by the EPA that require permits and new emission controls in connection with any significant facility modifications or expansions that can result in emissions increases above certain thresholds. As part of this ongoing NSR/PSD regulatory initiative, the EPA has entered into consent decrees with several refiners, including Tesoro, that may, in part, require the refiners to make significant capital expenditures to install emissions control equipment at selected facilities. However, we do not expect any substantial impact to our business as a result of additional requirements at Tesoro refineries.

The U.S. Congress passed the Energy Independence and Security Act that created a second Renewable Fuels Standard ("RFS2") in December 2007. This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced annually in the U.S. to reach 15.2 billion gallons in 2012 and rise to 36 billion gallons by 2022. The requirements could reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business, although it could increase demand for our ethanol blending services at our truck loading racks.

Currently, various legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation. These include requirements to report emissions of greenhouse gases to the EPA beginning in 2011 and proposed federal legislation and regulation as well as state actions to develop statewide or regional programs (including Assembly Bill 32 ("AB 32") in California (described below)), each of which require or could require reductions in our greenhouse gas emissions or those of Tesoro.

Hazardous Substances and Waste Regulations

To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater, and surface water, and include measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), and comparable state laws, impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site.

Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we generate waste that falls within CERCLA's definition of a "hazardous substance" and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites. Costs for these remedial actions, if any, as well as any related claims are all covered by an indemnity from Tesoro to the extent occurring or existing before the closing of this offering.

We also generate solid wastes, including hazardous wastes, that are subject to the requirements of the Federal Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes, including crude oil and refined products wastes. We are not currently required to comply with a substantial portion of the RCRA requirements because our operations are considered small quantity generators of hazardous wastes by the EPA and state regulations. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as "hazardous wastes." Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any changes in the regulations could increase our maintenance capital expenditures and operating expenses.

We currently own and lease, and Tesoro has in the past owned and leased, properties where crude oil, refined petroleum hydrocarbons and fuel additives, such as methyl tertiary butyl ether ("MTBE") and ethanol are being or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed or released wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including impacted groundwater), or to perform remedial operations to prevent future contamination to the extent we are not indemnified for such matters.

Water Pollution Regulations

Our operations can result in the discharge of pollutants, including crude oil and refined products. Our Anchorage, Boise, Burley and Vancouver facilities and certain tanks included in our High Plains system operate near environmentally sensitive waters, where tanker, pipeline and other petroleum product transportation operations are regulated by federal, state and local agencies and monitored by environmental interest groups. The transportation and storage of crude oil and refined products over and adjacent to water involves risk and subjects us to the provisions of the Oil Pollution Act of 1990 ("OPA 90") and related state requirements. These requirements subject owners of covered facilities to strict, joint, and potentially unlimited liability for removal costs and other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill into navigable waters, substantial liabilities could be imposed upon us. States in which we operate have also enacted similar and more stringent laws.

Regulations under the Water Pollution Control Act of 1972 (the "Clean Water Act"), the OPA 90 and state laws also impose additional regulatory burdens on our operations. Spill prevention control and countermeasure requirements of federal laws and some state laws require containment to mitigate or prevent contamination of waters in the event of an oil overflow, rupture, or leak. The Clean Water Act requires us to maintain spill prevention control and countermeasure plans at our facilities with above ground storage tanks. In addition, the OPA 90 requires that most oil transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. We maintain such plans, and where required have submitted plans and received federal and state approvals necessary to comply with the OPA 90, the Clean Water Act and related regulations. Our crude oil and refined product spill prevention plans and procedures are frequently reviewed and modified to prevent crude oil and refined product releases and to minimize potential impacts should a release occur.

At our facilities adjacent to water, Federally Certified Oil Spill Response Organizations ("OSROs") are available to respond to a spill on water from above ground storage tanks or pipelines, and we have filed and maintain dock operations manuals as required by the United States Coast Guard at our Anchorage and Vancouver facilities. We have contracted with respective OSROs for spills to inland waters from our Vancouver facility and our facilities in the midwestern region. We contract with Clean Rivers Cooperative, Inc. for our Vancouver terminal and with Bay West, Inc. in the midwestern region. At our Anchorage and Vancouver terminals, Tesoro will provide open water spill response capability for spills from our facilities via Tesoro's contracts with Cook Inlet Spill Prevention and Response, Incorporated and Marine Spill Response Corporation, respectively.

The OSROs are capable of responding to a spill on water equal to the greatest volume of the largest above ground storage tank at our facilities. Those volumes range from 5,000 barrels to 100,000 barrels. The OSROs are rated and certified by the United States Coast Guard and are required to annually demonstrate their response capability to the United States Coast Guard and state agencies. The OSROs rated and certified to respond to open water spills (which include those OSROs with which we contract at our marine terminals) must demonstrate the capability to recover up to 50,000 barrels of oil per day and store up to 100,000 barrels of recovered oil at any given time. The OSROs rated and certified to respond to inland spills must demonstrate the capability to recover from 1,875 to 7,500 barrels of oil per day and store from 3,750 to 15,000 barrels of recovered oil at any given time.

At each of our facilities, we maintain spill-response capability to mitigate the impact of a spill from our facilities until either an OSRO or other contracted service providers can deploy, and Tesoro has entered into contracts with various parties to provide spill response services augmenting that capability, if required. Our spill response capability at our marine terminals meets the United States Coast Guard and state requirements to either deploy on-water containment equipment two times the length of a vessel at our dock or have smaller vessels available to recover 50 barrels of oil per day and store 100 barrels of recovered oil at any given time. Our spill response capabilities at our other facilities meet applicable federal and state requirements. In addition, we contract with various spill-response specialists to ensure appropriate expertise is available for such contingencies. We believe these contracts provide the additional services necessary to meet or exceed all regulatory spill-response requirements and support our commitment to environmental stewardship.

The Clean Water Act also imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters. Our Anchorage, Boise, Burley and Stockton facilities contract with third parties for wastewater disposal. Our remaining facilities may have portions of their wastewater reclaimed by Tesoro's nearby refineries. In the event regulatory requirements change, or interpretations of current requirements change, and our facilities are required to undertake different wastewater management arrangements, we could incur substantial additional costs. The Water Pollution Control Act imposes substantial potential liability for the violation of permits or permitting requirements and for the costs of removal, remediation, and damages resulting from such discharges. In addition, states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater.

EMPLOYEES

We are managed and operated by the board of directors and executive officers of Tesoro Logistics GP, LLC, our general partner. All of the employees that conduct our business are employed by our general partner and its affiliates, and we believe that our general partner and its affiliates have a satisfactory relationship with those employees. Tesoro Logistics GP, LLC had 114 employees performing services for our operations as of December 31, 2011, five of whom are covered by a collective bargaining agreement that will expire April 30, 2012 and two of whom that were covered by a collective bargaining agreement that expired on January 31, 2012. Under the omnibus agreement, our general partner will indemnify TRMC for any liabilities incurred by TRMC in connection with applicable collective bargaining agreements covering employees transferred from TRMC to our general partner.

WORKING CAPITAL

We fund our business operations through a combination of available cash and equivalents and cash flows generated from operations. In addition, our revolving line of credit is available and we may issue additional debt or equity securities for additional working capital or capital expenditures. For additional information regarding working capital see "Capital Resources and Liquidity" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

SEASONALITY

The crude oil and refined product throughput in our pipelines and terminals is directly affected by the level of supply and demand for crude oil and refined products in the markets served directly or indirectly by our assets. Generally, demand for gasoline is higher during the spring and summer months than during the fall and winter months due to seasonal changes in highway traffic. However, many effects of seasonality on our revenues will be substantially mitigated through the use of our fee-based commercial agreements with Tesoro that include minimum volume commitments.

ITEM 1A.  RISK FACTORS

Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. If any of the following risks were actually to occur, our business, financial condition, results of operations and our cash flows could be materially adversely affected. In that case, we might not be able to pay distributions on our common units or the trading price of our common units could decline.

RISKS RELATED TO OUR BUSINESS

Tesoro accounts for substantially all of our revenues. If Tesoro changes its business strategy, is unable to satisfy its obligations under our commercial agreements for any reason or significantly reduces the volumes transported through our pipelines or handled at our terminals, our revenues would decline and our financial condition, results of operations, cash flows and ability to make distributions to our unitholders would be adversely affected. Additionally, conflicts of interest may arise between Tesoro and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand.

Tesoro is our primary customer in our terminalling, transportation and services segment. Tesoro accounted for approximately 96% of our revenues for the year ended December 31, 2011. We expect to continue to derive the substantial majority of our revenues from Tesoro for the foreseeable future, making us subject to the risk of nonpayment or nonperformance by Tesoro under our commercial agreements. Any event, whether in our areas of operation or otherwise, that materially and adversely affects Tesoro's financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Tesoro, some of which are related to the following:

•	the risk of contract cancellation, non-renewal or failure to perform by Tesoro's customers;

•	disruptions due to equipment interruption or failure at Tesoro's facilities or at third-party facilities on which Tesoro's business is dependent;

•	the timing and extent of changes in commodity prices and demand for Tesoro's refined products, and the availability and costs of crude oil and other refinery feedstocks;

•	Tesoro's ability to remain in compliance with the terms of its outstanding indebtedness;

•	changes in the cost or availability of third-party pipelines, terminals and other means of delivering and transporting crude oil, feedstocks and refined products;

•	state and federal environmental, economic, health and safety, energy and other policies and regulations and any changes in those policies and regulations;

•	environmental incidents and violations and related remediation costs, fines and other liabilities; and

•	changes in crude oil and refined product inventory levels and carrying costs.

Additionally, Tesoro continually considers opportunities presented by third parties with respect to its refinery assets. These opportunities may include offers to purchase and joint venture propositions. Tesoro may also change its refineries' operations by constructing new facilities, suspending or reducing certain operations, modifying or closing facilities or terminating operations. Tesoro actively manages its assets and operations, and, therefore, changes of some nature, possibly material to its business relationship with us, are likely to occur at some point in the future. Part of our growth strategy depends on the growth of Tesoro's refining and marketing business. Our prospects for organic growth currently include projects that we expect Tesoro to undertake, such as constructing new tankage, and that we expect to have an opportunity to purchase from Tesoro. If Tesoro focuses on other growth areas or does not make capital expenditures to fund the organic growth of its logistics operations, we may not be able to fully execute our growth strategy.

Furthermore, conflicts of interest may arise between Tesoro and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. We have no control over Tesoro, our largest source of revenue and our primary customer, and Tesoro may elect to pursue a business strategy that does not favor us and our business.

Our logistics operations and Tesoro's refining operations are subject to many risks and operational hazards, some of which may result in business interruptions and shutdowns of our or Tesoro's facilities and damages for which we may not be fully covered by insurance. If a significant accident or event occurs that results in business interruption or shutdown for which we are not adequately insured, our operations and financial results could be adversely affected.

Our logistics operations are subject to all of the risks and operational hazards inherent in transporting and storing crude oil and refined products, including:

•	damages to pipelines and facilities, related equipment and surrounding properties caused by earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism;

•	mechanical or structural failures at our facilities or at third-party facilities on which our operations are dependent, including Tesoro's facilities;

•	curtailments of operations relative to severe seasonal weather;

•	inadvertent damage to pipelines from construction, farm and utility equipment; and

•	other hazards.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, as well as business interruptions or shutdowns of our facilities. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. In addition, Tesoro's refining operations, on which our operations are substantially dependent, are subject to similar operational hazards and risks inherent in refining crude oil.

We do not maintain insurance coverage against all potential losses and could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance or failure by one or more insurers to honor its coverage commitments for an insured event could have a material adverse effect on our business, financial condition and results of operations.

Our business is impacted by environmental risks inherent in our operations.

Our operation of crude oil and refined products pipelines, refined products terminals and crude oil and refined products storage facilities is inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum or other hazardous substances. If any of these events have previously occurred or occur in the future, whether in connection with any of Tesoro's refineries, our storage facility, any of our pipelines or refined products terminals, or any other facility to which we send or have sent wastes or by-products for treatment or disposal, we could be liable for all costs and penalties associated with the remediation of such facilities under federal, state and local environmental laws or the common law. We may also be liable for personal injury or property damage claims from third parties alleging contamination from spills or releases from our facilities or operations. In addition, our indemnification for certain environmental liabilities under our omnibus agreement with Tesoro will be limited to liabilities identified prior to the earlier of April 26, 2016 and the date that Tesoro no longer controls our general partner (provided that, in any event, such date shall be no earlier than April 26, 2013). Even if we are insured or indemnified against such risks, we may be responsible for costs or penalties to the extent our insurers or indemnitors do not fulfill their obligations to us. The payment of such costs or penalties could be significant and have a material adverse effect on our business, financial condition and results of operations.

A material decrease in the refining margins at Tesoro's refineries could materially reduce the volumes of crude oil or refined products that we handle, which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

The volume of refined products that we distribute and store at our refined products terminals and the volume of crude oil that we transport on our High Plains system depend substantially on Tesoro's refining margins. Refining margins are dependent both upon the price of crude oil or other refinery feedstocks and the price of refined products. These prices are affected by numerous factors beyond our or Tesoro's control, including the global supply and demand for crude oil, gasoline and other refined products. Global economic conditions have put, and may continue to put significant pressure on refined product margins until the economy improves and unemployment declines. Several refineries in North America and Europe have been temporarily or permanently shut down in response to falling demand and excess refining capacity. There are additional long-term factors that may impact the supply and demand of refined products in the United States, including:

•	increased fuel efficiency standards for vehicles;

•	more stringent refined products specifications;

•	renewable fuels standards and the availability of alternative energy sources;

•	potential and enacted climate change legislation;

•	the Environmental Protection Agency ("EPA") regulation of greenhouse gas emissions under the Clean Air Act; and

•	increased refining capacity or decreased refining capacity utilization.

If the demand for refined products, particularly in Tesoro's primary market areas, decreases significantly, or if there were a material increase in the price of crude oil supplied to Tesoro's refineries without an increase in the value of the products produced by those refineries which caused Tesoro to reduce production of refined products at its refineries, there would likely be a reduction in the volumes of crude oil and refined products we handle for Tesoro. Any such reduction could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

A material decrease in the crude oil produced in the Bakken Shale/Williston Basin area could materially reduce the volume of crude oil gathered and transported by our High Plains system and refined products distributed by our Mandan terminal, which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

The volume of crude oil that we gather and transport on our High Plains system and the volume of refined products that we distribute at our Mandan terminal, in each case, in excess of Tesoro's committed volumes, depends on the volume of refined products produced at Tesoro's North Dakota refinery. The volume of refined products produced depends, in part, on the availability of attractively-priced, high-quality crude oil produced in the Bakken Shale/Williston Basin area, which is the primary source of supply for Tesoro's North Dakota refinery.

In order to maintain or increase refined product production levels at the North Dakota refinery, Tesoro must continually contract for new crude oil supplies in the Bakken Shale/Williston Basin area or consider connecting to alternative sources of crude oil. Adverse developments in the Bakken Shale/Williston Basin area could have a significantly greater impact on our financial condition, results of operations and cash flows than those of our competitors because of our lack of geographic diversity and substantial reliance on Tesoro as a customer. Accordingly, in addition to general industry risks related to gathering and transporting crude oil, we are disproportionately exposed to risks in the area, including:

•	the volatility and uncertainty of regional pricing differentials;

•	the availability of drilling rigs for producers;

•	weather-related curtailment of operations by producers and disruptions to truck gathering operations;

•	the nature and extent of governmental regulation and taxation; and

•	the anticipated future prices of crude oil and of refined products in markets which Tesoro's North Dakota refinery serves.

Furthermore, the development of third-party crude oil gathering systems in the Williston Basin could disproportionately impact our High Plains system should producers ship on competing systems, thereby impacting the price and availability of crude oil Tesoro ships to its North Dakota refinery. If as a result of any of these or other factors, the volume of attractively priced, high-quality crude oil available to Tesoro's North Dakota refinery is materially reduced for a prolonged period of time, the volume of crude oil gathered and transported by our High Plains system and the volume of refined products distributed by our Mandan terminal, and the related fees for those services, could be materially reduced, which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders.

We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution to our unitholders. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter and other factors, some of which are beyond our control, including:

•	the volume of crude oil and refined products we handle;

•	the tariff rates and terminalling, trucking and storage fees with respect to volumes that we handle;

•	prevailing economic conditions;

•	the amount of our operating expenses and general and administrative expenses, including reimbursements to Tesoro in respect of those expenses and payment of an annual corporate services fee to Tesoro;

•	the level of capital expenditures we make;

•	the cost of acquisitions, if any;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in our revolving credit facility and other debt service requirements;

•	the amount of cash reserves established by our general partner; and

•	other business risks affecting our cash levels.

The amount of cash we have available for distribution to our unitholders depends primarily on our cash flow rather than on our profitability. As a result, we may make cash distributions during periods when we record net losses, and we may not make cash distributions during periods when we record net income.

We may not be able to significantly increase our third-party revenue due to competition and other factors, which could limit our ability to grow and may extend our dependence on Tesoro.

Our ability to increase our non-Tesoro third-party revenue is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when third-party shippers require it. For example, to the extent we have available capacity on our High Plains system, we may be unable to compete effectively with existing and future third-party crude oil gathering systems and trucking operations in the Williston Basin. Our ability to obtain third-party customers on our High Plains system is also dependent on our ability to make inlet connections from and outlet connections to third-party facilities and pipelines. If we are unable to do so, the throughput on our High Plains system will be limited to the demand from Tesoro's North Dakota refinery and the availability of crude oil shipped to third-party destinations. Furthermore, to the extent that we have capacity at our refined products terminals available for third-party volumes, competition from other existing or future refined products terminals owned by our competitors may limit our ability to utilize this available capacity.

We can provide no assurance that we will be able to attract material third-party service opportunities. Our efforts to establish our reputation and attract new unaffiliated customers may be adversely affected by our relationship with Tesoro, our desire to provide services pursuant to fee-based contracts and, with respect to the High Plains system, Tesoro's operational requirements at its North Dakota refinery as we expect to continue to utilize substantially all of the available capacity of the current High Plains system for transportation of crude oil to that refinery. Our potential customers may prefer to obtain services under other forms of contractual arrangements under which we could be required to assume direct commodity exposure.

We may be unable to complete acquisitions on economically acceptable terms from Tesoro or third parties, or complete planned expansion of existing assets and construction of new assets; if completed, such transactions may not result in revenue increases and may reduce our cash flows or impair our ability to make distributions to unitholders.

The acquisition component of our growth strategy is based, in large part, on our expectation of ongoing divestitures of gathering, transportation and storage assets by industry participants, including Tesoro. A material decrease in such divestitures would limit our opportunities for future acquisitions and could adversely affect our ability to grow our operations and increase cash distributions to our unitholders. If we are unable to make acquisitions from Tesoro or third parties, our future growth and ability to increase distributions will be limited. Even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in cash flow. Furthermore, if we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

Additionally, our growth strategy is dependent, in part, on our ability to expand existing assets and to construct additional assets. The construction of a new pipeline or terminal or the expansion of an existing pipeline or terminal involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. If we undertake these projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects and we may be unable to negotiate acceptable interconnection agreements with third-party pipelines to provide destinations for increased throughput. Even if we receive such commitments or make such interconnections, we may not realize an increase in revenue for an extended period of time. We may also construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize, resulting in less than anticipated throughput and a failure to achieve our expected investment return, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.

Our right of first offer to acquire certain of Tesoro's existing assets, including the pending acquisition of the Martinez Crude Oil Marine Terminal, is subject to risks and uncertainty, and ultimately we may not acquire any of those assets.

Our omnibus agreement provides us with a right of first offer on certain of Tesoro's existing logistics assets for a period of ten years after the closing of our initial public offering. The consummation and timing of any future acquisitions of these assets will depend upon, among other things, Tesoro's willingness to offer these assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets and our ability to obtain financing on acceptable terms. We recently announced that we anticipate closing on the acquisition from Tesoro of the Martinez Crude Oil Marine Terminal in Martinez, California, in the first half of 2012. We can offer no assurance that we will be able to successfully consummate the Martinez terminal transaction or any other future acquisitions pursuant to our right of first offer, and Tesoro is under no obligation to accept any offer that we may choose to make. In addition, certain of the assets covered by our right of first offer may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise our right of first offer if and when any assets are offered for sale, and our decision will not be subject to unitholder approval. In addition, our right of first offer may be terminated by Tesoro at any time after it no longer controls our general partner.

Tesoro may suspend, reduce or terminate its obligations under our commercial agreements and our operational services agreement in some circumstances, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

Our commercial agreements and operational services agreement with Tesoro include provisions that permit Tesoro to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. These events include a material breach of the agreement by us, Tesoro deciding to permanently or indefinitely suspend refining operations at one or more of its refineries and certain force majeure events that would prevent us from performing required services under the commercial agreements. Tesoro has the discretion to make such decisions notwithstanding the fact that they may significantly and adversely affect us.

In the event of a force majeure event under the commercial agreements, Tesoro's and our obligations under these agreements will be proportionately reduced or suspended to the extent that we are unable to perform. As defined in our commercial agreements and in the operational service agreement, force majeure events include any acts or occurrences that prevent services from being performed under the applicable agreement, such as:

•	acts of God, or fires, floods or storms;

•	compliance with orders of courts or any governmental authority;

•	explosions, wars, terrorist acts, riots, strikes, lockouts or other industrial disturbances;

•	accidental disruption of service;

•	breakdown of machinery, storage tanks or pipelines and inability to obtain or unavoidable delay in obtaining material or equipment; and

•	similar events or circumstances, so long as such events or circumstances are beyond the service provider's reasonable control and could not have been prevented by the service provider's due diligence.

Any of these events could result in our no longer being required to transport or distribute Tesoro's minimum throughput commitments on our pipelines or terminals, respectively, and in Tesoro no longer being required to pay the full amount of fees that would have been associated with its minimum throughput commitments. These actions could result in a reduction or suspension of Tesoro's obligations under one or more of our commercial agreements, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

Our debt obligations and restrictions in our revolving credit facility and any future financing agreements could adversely affect our business, financial condition, results of operations, ability to make distributions to our unitholders and the value of our units.

We are dependent upon the earnings and cash flow generated by our operations to meet our debt service obligations and to allow us to make cash distributions to our unitholders.

Funds available for our operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt. Furthermore, the provisions of our revolving credit facility, and any other debt we incur, may restrict our ability to obtain future financing and our ability to expand business activities or pursue attractive business opportunities. It may also restrict our flexibility in planning for, and reacting to, changes in business conditions. For example, our revolving credit facility restricts our ability to, among other things:

•	make certain cash distributions;

•	incur certain indebtedness;

•	create certain liens;

•	make certain investments; and

•	merge or sell all or substantially all of our assets.

These restrictions may limit our ability to make cash distributions to our unitholders. Our revolving credit facility also contains covenants requiring us to maintain certain financial ratios.

If our operating results are not sufficient to service any future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, investments or capital expenditures, selling assets or issuing equity. We may not be able to affect any of these actions on satisfactory terms or at all. Furthermore, a failure to comply with the provisions of our revolving credit facility could result in an event of default, which could enable our lenders to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under any other debt instruments we may have could be triggered, and our assets may be insufficient to repay such debt in full. As a result, the holders of our units could experience a partial or total loss of their investment.

Tesoro's indebtedness and credit ratings could adversely affect our business, credit rating, ability to obtain credit in the future and ability to make cash distributions to unitholders.

Tesoro must devote a portion of its cash flows from operating activities to service its indebtedness, and therefore cash flows may not be available for use in pursuing its growth strategy. The covenants contained in the agreements governing Tesoro's outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner. Furthermore, in the event that Tesoro were to default under certain of its debt obligations, there is a risk that Tesoro's creditors would attempt to assert claims against our assets during the litigation of their claims against Tesoro. The defense of any such claims could be costly and could materially impact our financial condition, even absent any adverse determination. In the event these claims were successful, our ability to meet our obligations to our creditors, make distributions and finance our operations could be materially adversely affected.

Tesoro's long-term credit ratings are currently below investment grade. Although we do not have any indebtedness rated by any credit rating agency, we may have rated debt in the future. Credit rating agencies will likely consider Tesoro's debt ratings when assigning ours because of Tesoro's ownership interest in us, the significant commercial relationships between Tesoro and us, and our reliance on Tesoro for substantially all of our revenues. If one or more credit rating agencies were to downgrade the outstanding indebtedness of Tesoro, we could experience an increase in our borrowing costs or difficulty accessing the capital markets. Such a development could adversely affect our ability to grow our business and to make cash distributions to our unitholders.

Increases in interest rates could adversely impact our unit price, our ability to issue equity or incur debt for acquisitions or other purposes, and our ability to make cash distributions at our intended levels.

Interest rates may increase in the future. As a result, interest rates on our debt could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price will be impacted by our cash distributions and the implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue equity or incur debt for acquisitions or other purposes and to make cash distributions at our intended levels.

Our assets and operations are subject to federal, state, and local laws and regulations relating to environmental protection and safety that could require us to make substantial expenditures.

Our assets and operations involve the transportation and storage of crude oil and refined products, which is subject to increasingly stringent and frequently changing federal, state and local laws and regulations governing the discharge of materials into the environment and operational safety matters. Our business involves the risk that crude oil, refined products and other hydrocarbons may gradually or suddenly be released into the environment. We also own or lease a number of properties that have been used to store or distribute crude oil and refined products for many years, and many of these properties have been operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes were not under our control. Our sites, including storage tanks, wharf and dock operations, pipelines and facility loading racks are also subject to federal, state and local restrictions on air emissions. We may be required to address the release of regulated substances into the environment or other conditions discovered in the future that require environmental response actions or remediation. To the extent not covered by insurance or an indemnity, responding to such conditions may cause us to incur potentially material expenditures for response actions, for government penalties, for claims for damages to natural resources, for personal injury or property damage claims from third parties and for business interruption.

Transportation and storage of crude oil and refined products over water or proximate to navigable water bodies occurs at several of our facilities, including our Anchorage and Vancouver facilities, both of which operate in closely monitored environmentally sensitive waters. Such activity involves inherent risks and subjects us to the provisions of the OPA 90 and similar state environmental laws. To meet the requirements of these laws, we and Tesoro have contracted with various spill response service companies in the areas in which we transport or store crude oil and refined products; however, these companies may not be able to adequately contain a "worst case discharge", being a spill of up to 100,000 barrels of crude oil from an above ground storage tank adjacent to water, and we cannot ensure that all of their services would be available for our or Tesoro's use at any given time. There are many factors that could inhibit the availability of these service providers, including weather conditions, governmental regulations and other global events that they may be required to respond to by state or federal ruling. In these and other cases, we may be subject to liability in connection with the discharge of crude oil or refined products into navigable waters.

Our business activities are subject to increasingly strict federal, state, and local laws and regulations that require our pipelines, terminals and storage facilities to comply with various environmental, health and safety requirements regarding the design, installation, testing, construction, and operational management of our facilities. While we do not anticipate material expenditures in excess of historical amounts in the absence of future acquisitions, or changes in regulation, we could incur potentially significant additional expenses if any of our assets were found to be non-compliant. Additional proposals and proceedings that affect the crude oil and refined products industry are regularly considered by Congress, as well as by state legislatures and federal and state regulatory commissions and agencies and courts. New pipeline safety legislation requiring more stringent spill reporting and disclosure obligations providing for more stringent oversight of pipelines and increased penalties for violations of safety rules recently became law. Any future environmental, health and safety requirements or changed interpretations of existing requirements may impose more stringent requirements on our assets and operations, which may require us to incur potentially material expenditures to ensure continued compliance. The violation of such requirements could subject us to the possibility of higher administrative, civil or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of injunctions that may limit our operations, subject us to additional operational constraints or prevent or delay construction of additional facilities or equipment. Any of the foregoing could have a material adverse effect on our business, financial condition, or results of operations.

Climate change legislation or regulation reducing emissions of "greenhouse gases" could require us to incur significant costs or could result in a decrease in demand for crude oil and refined products, which could adversely affect our business.

Currently, various legislative and regulatory measures to address greenhouse gas emissions are in various phases of discussion or implementation. These include requirements effective January 2010 that require Tesoro's refineries to report emissions of greenhouse gases to the EPA, and proposed federal, state, and regional initiatives that require, or could require, us and Tesoro to reduce greenhouse gas emissions from our facilities. Requiring reductions in greenhouse gas emissions could cause us to incur substantial costs to (1) operate and maintain our facilities, (2) install new emission controls at our facilities and (3) administer and manage any greenhouse gas emissions programs, including the acquisition or maintenance of emission credits or allowances. These requirements may also adversely affect Tesoro's refinery operations and have an indirect adverse effect on our business, financial condition and results of our operations.

In California, AB 32, created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard ("LCFS") to achieve emission reduction targets. Although a court ruled the LCFS unconstitutional in January 2012, the California Air Resources Board has appealed the decision. The LCFS became effective in January 2010 and would have required a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. Final regulations for all other aspects of AB 32, including cap and trade requirements, are being developed by the California Air Resources Board ("CARB"), will take effect in 2012, and will be fully implemented by 2020. We cannot predict the ultimate outcome of the court's ruling on the LCFS and the implementation and implications of AB 32 will take many years to realize so we cannot currently predict AB 32's impact on our financial position, results of operations and liquidity.

Requiring a reduction in greenhouse gas emissions and the increased use of renewable fuels could also decrease demand for refined products, which could have an indirect, but material, adverse effect on our business, financial condition and results of operations. For example, in 2010, the EPA promulgated a rule establishing greenhouse gas emission standards for new-model passenger cars, light-duty trucks, and medium duty passenger vehicles. Also in 2010, the EPA promulgated a rule establishing greenhouse gas emission thresholds for the permitting of certain stationary sources, which could require greenhouse emission controls for those sources. These requirements could have an indirect adverse effect on our business due to reduced demand for crude oil and refined products, and a direct adverse effect on our business from increased regulation of our facilities.

We rely upon certain critical information systems for the operation of our business, and the failure of any critical information system may result in harm to our business.

We are heavily dependent on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our pipelines and terminals. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks and other events. To the extent that these information systems are under our control, we have implemented measures, such as virus protection software, intrusion detection systems and emergency recovery processes to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our results of operations. Finally, federal legislation relating to cyber-security threats may be enacted that could impose additional requirements on our operations.

The rates charged under our commercial agreements with Tesoro for transporting, terminalling and storing volumes on both our High Plains system and at our terminals and for related ancillary services vary. Accordingly, the mix of rates applied to such throughput volumes and services could impact the stability of our revenues. Additionally, if Tesoro satisfies only its minimum obligations under, or if we are unable to renew or extend, the various commercial agreements we have with Tesoro, our ability to make distributions to our unitholders will be reduced.

Variances in rates applied under our commercial agreements could impact the stability of our revenues and thus the stability of our distributions to unitholders. For example, we charge Tesoro for transporting crude oil under our High Plains Pipeline transportation services agreement pursuant to both committed and uncommitted tariff rates that vary depending on the origin point on the system from which barrels are transported. Accordingly, while we believe the agreement should provide us with a stable base of throughput volumes, our revenues generated on the High Plains system are subject to risks relative to the mix of tariff rates applied to the volumes shipped by Tesoro. Should the agreement be invalidated for any reason, all intrastate volumes would be shipped at the lower uncommitted tariff rate, thereby potentially lowering our revenues. Similarly, under our master terminalling services agreement, Tesoro is obligated to throughput a minimum volume of refined products. However, the rates that we charge for the terminalling services, including for the provision of ancillary services such as ethanol blending and additive injection, vary depending on both the service type and the terminal at which such services are provided.

Our commercial agreements require Tesoro to provide us with minimum throughput volumes on our High Plains system and at our terminals, but Tesoro is not obligated to use our services with respect to volumes of crude oil or refined products in excess of the minimum volume commitments. Nothing prohibits Tesoro from utilizing third-party terminals to handle volumes of refined products above the minimum committed volumes. Our Los Angeles, Stockton and Vancouver terminals, in particular, face competition for these incremental volumes where third-party terminals may be able to offer terminalling services at more competitive rates or on a more reliable basis. If Tesoro had satisfied only its minimum volume commitments under those agreements during the past 12 months, we would not have been able to make the minimum quarterly distribution on all outstanding units. Our ability to make the minimum quarterly distribution on all outstanding units requires that we transport additional volumes for Tesoro on our High Plains system, that we handle additional Tesoro and/or third-party volumes at our terminals and that Tesoro's obligations under our commercial agreements are not suspended, reduced or terminated due to a refinery shutdown or force majeure event. In addition, the terms of Tesoro's obligations under those agreements range from two to ten years. If Tesoro fails to use our facilities and services after expiration of those agreements and we are unable to generate additional revenues from third parties, our ability to make cash distributions to unitholders will be reduced.

If our interstate or intrastate tariffs are successfully challenged, we could be required to reduce our tariff rates, which would reduce our revenues and our ability to make distributions to our unitholders.

Tesoro has agreed not to challenge, or to cause others to challenge or assist others in challenging, our tariffs in effect during the term of our High Plains Pipeline transportation services agreement with Tesoro. This agreement does not prevent future shippers from challenging our tariffs and any related proration rules. At the end of the term of the agreement, Tesoro will be free to challenge our tariffs in effect at that time. If any challenge were successful, Tesoro's minimum volume commitment under our High Plains Pipeline transportation services agreement could be invalidated, and the intrastate volumes shipped on our High Plains system would be at the lower uncommitted tariff rate. Successful challenges would reduce our revenues and our ability to make distributions to our unitholders.

Rate regulation may not allow us to recover the full amount of increases in our costs.

Part of our High Plains system provides interstate service that is subject to regulation by the Federal Energy Regulatory Commission ("FERC"). Rates for service on this part of our system are set using the FERC's tariff indexing methodology, which is subject to review every five years; the current methodology will remain in place through June 30, 2016. The indexing methodology currently allows a pipeline to increase its rates by a percentage factor equal to the change in the producer price index for finished goods plus 2.65%. If the index falls, we may be required to reduce rates if they exceed the new maximum allowable rate. In addition, changes in the FERC inflationary index may not fully reflect actual increases in our costs.

The FERC's indexing methodology could hamper our ability to recover our costs because: (1) the indexing methodology is tied to an inflation index; (2) it is not based on pipeline-specific costs; and (3) it could later be changed so as to reduce a pipeline's recovery of costs. Any of the foregoing would adversely affect our revenues and cash flow. However, current FERC regulations permit a pipeline to request a rate increase to reflect its actual cost increases if there is a substantial divergence between the actual costs experienced by the pipeline and the rates resulting from the application of the FERC inflationary index such that the rate at the index level would preclude the carrier from being able to charge a just and reasonable rate. Nonetheless, the FERC has the authority to limit our ability to set interstate rates based on our costs, order us to reduce rates, require the payment of refunds or reparations to shippers, or any or all of these actions, which could adversely affect our financial position, cash flows, and results of operations.

The balance of our High Plains system provides intrastate service that is subject to regulation by the North Dakota Public Service Commission ("NDPSC"). Similar to the FERC, the NDPSC could limit our ability to set rates based on our costs or could order us to reduce our rates and could require the payment of refunds to shippers. Such regulation or a successful challenge to our intrastate pipeline rates could adversely affect our financial position, cash flows or results of operations. Furthermore, although the NDPSC has not officially adopted the FERC indexing methodology, our existing intrastate tariffs have utilized the FERC indexing methodology as a basis for annual tariff rate adjustment. If the FERC's or the NDPSC's ratemaking methodology changes, the new methodology could also result in tariffs that generate lower revenues and cash flow and adversely affect our ability to make cash distributions to our unitholders.

We believe the only transportation on our pipelines that is or will be subject to the jurisdiction of the FERC is the transportation specified in the tariff that we have on file with the FERC. However, we cannot guarantee that the jurisdictional status of transportation on our pipelines and related facilities will remain unchanged. Should circumstances change, then current non-FERC jurisdictional transportation could be found to be FERC-jurisdictional. In that case, the FERC's ratemaking methodologies may limit our ability to set rates based on our actual costs, delay the use of rates that reflect increased costs, and subject us to potentially burdensome and expensive operational, reporting and other requirements. In addition, the provisions of our High Plains Pipeline transportation services agreement regarding our agreement to provide, and Tesoro's agreement to purchase, certain crude oil volume losses could be viewed as a preference to Tesoro and could result in negation of that provision and possible penalties.

We do not operate the central control room for our High Plains system, and we may face higher costs associated with control room services in the future.

The control room management functions for the pipelines in our High Plains system are performed under a control center services agreement with a third-party operator that expires in December 2012 and continues year-to-year thereafter unless terminated by either party. Under our current control room contract, we are liable for any losses resulting from actions of the third-party control room operations, unless such losses resulted from the gross negligence or willful misconduct of the operator. If disputes arise over the operation of the control room, or if our operator fails to provide the services contracted under the agreement, our business, results of operation, and financial condition could be adversely affected. Upon the expiration of our existing agreement in 2012, we will be required to negotiate the renewal of the terms of this agreement, negotiate a similar arrangement with Tesoro or another third party or install our own control room and hire and train personnel to operate this control room. We anticipate that the costs of these services under a negotiated renewal of our existing agreement or a new similar agreement will increase relative to historical costs. Increased costs associated with control room operation services will decrease the amount of cash available for distribution to unitholders to the extent we are not indemnified for these costs by Tesoro under our omnibus agreement.

We do not own all of the land on which our pipelines and terminals are located, which could result in disruptions to our operations.

We do not own all of the land on which our pipelines and terminals are located, but obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. Therefore, we are subject to the possibility of more burdensome terms and increased costs to retain necessary land use if our leases and rights-of-way lapse or terminate or it is determined that we do not have valid leases or rights-of-way. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

We operate refined products terminals on property leased by us and Tesoro in Stockton, California (expiring in 2014 with options to renew), Vancouver, Washington (expiring in 2016, with an option to renew) and Anchorage, Alaska (our lease with the Municipality of Anchorage expires in 2014) and we sublease from Tesoro under a lease from the Alaska Railroad Corporation (expiring in 2016 with options to renew). There can be no guarantee we will be able to renew these leases on satisfactory terms or at all.

Any reduction in the capacity of, or the allocations to, our shippers in interconnecting, third-party pipelines could cause a reduction of volumes distributed through our High Plains system, through our terminals and through our short-haul pipelines.

Tesoro is dependent upon connections to third-party pipelines to transport third-party volumes of Bakken crude oil into or out of our High Plains system, refined products to certain of our terminals and ship crude oil and refined products through our short-haul pipelines. Any reduction of capacities of these interconnecting pipelines due to proration, testing, line repair, reduced operating pressures or other causes could result in reduced volumes of crude oil or refined products moved through our assets. Any significant reduction in volumes would adversely affect our revenues and cash flow and our ability to make distributions to our unitholders.

RISKS RELATING TO OUR PARTNERSHIP STRUCTURE

Tesoro owns our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner has limited fiduciary duties and it and its affiliates, including Tesoro, may have conflicts of interest with us and they may favor their own interests to the detriment of us and our common unitholders.

Tesoro and its affiliates own a 2.0% general partner interest and a 50.0% limited partner interest in us and own and control our general partner. Although our general partner has a fiduciary duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in the manner that is beneficial to its owner, Tesoro. Conflicts of interest may arise between Tesoro and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including Tesoro, over the interests of our common unitholders. These conflicts include the following situations:

•
Neither our partnership agreement nor any other agreement requires Tesoro to pursue a business strategy that favors us or utilizes our assets, which could involve decisions by Tesoro to increase or decrease refinery production, connect our High Plains system to third-party delivery points, shut down or reconfigure a refinery, or pursue and grow particular markets. Tesoro's directors and officers have a fiduciary duty to make these decisions in the best interests of the stockholders of Tesoro;

•
Tesoro, as our primary customer, has an economic incentive to cause us to not seek higher tariff rates, trucking fees or terminalling fees, even if such higher rates or fees would reflect rates and fees that could be obtained in arm's-length, third-party transactions;

•	Tesoro may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;

•
Due to operational requirements at Tesoro's North Dakota refinery, Tesoro has an incentive to limit third-party volumes on our High Plains system, which may limit our ability to generate third-party revenue with that asset;

•
Our general partner has limited its liability and reduced its fiduciary duties, while also restricting the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•	Except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•
Our general partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•
Our general partner determines the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general partner, the amount of adjusted operating surplus in any given period and the ability of the subordinated units to convert into common units;

•	Our general partner determines which costs incurred by it are reimbursable by us;

•
Our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;

•
Our partnership agreement permits us to classify up to $30.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or to our general partner in respect of the general partner interest or the incentive distribution rights;

•
Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	Our general partner intends to limit its liability regarding our contractual and other obligations;

•	Our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 75% of the common units;

•	Our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including our commercial agreements with Tesoro;

•	Our general partner decides whether to retain separate counsel, accountants, or others to perform services for us; and

•
Our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner's incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner, which we refer to as our conflicts committee, or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers, directors and owners. Other than as provided in our omnibus agreement with Tesoro, any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.

Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions, while cost reimbursements and fees due our general partner and its affiliates for services provided will be substantial and will reduce our cash available for distribution to unitholders. Our general partner's discretion in establishing cash reserves may also reduce the amount of cash available for distribution to unitholders.

We expect that we will distribute all of our available cash to our unitholders and will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.

Additionally, under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement or our operational services agreement, our general partner determines the amount of these expenses. Under the terms of the omnibus agreement we are required to pay Tesoro an annual corporate services fee, currently $2.5 million, for the provision of various centralized corporate services. Under the terms of our operational services agreement, we pay Tesoro an annual service fee, currently $0.3 million, for services performed by certain of Tesoro's field-level employees at our Mandan terminal and Salt Lake City storage facility, and we reimburse Tesoro for any direct costs actually incurred by Tesoro in providing other operational services with respect to our other assets and operations. Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner. Payments to our general partner and its affiliates are substantial and will reduce the amount of available cash for distribution to unitholders.

The partnership agreement requires our general partner to deduct from operating surplus cash reserves that it determines are necessary to fund our future operating expenditures. In addition, the partnership agreement permits the general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash available for distribution to unitholders.

Our partnership agreement limits our general partner's fiduciary duties to holders of our common and subordinated units and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of duty.

Our partnership agreement contains provisions that modify and reduce the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, or otherwise free of fiduciary duties to us and our unitholders.

Additionally, our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law.

For example, our partnership agreement:

•
provides that whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•
provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, which requires that it believed that the decision was in, or not opposed to, the best interest of our partnership;

•
provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and nonappealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal;

•
provides that our general partner will not be in breach of its obligations under the partnership agreement or its fiduciary duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is not approved by our conflicts committee or approved by a vote of a majority of outstanding common units, but is entered into in good faith by our general partner and is on terms no less favorable to us than those generally being provided to or available from unrelated third parties or "fair and reasonable" to us, taking into account the totality of the relationships among the parties involved; and

•
provides that in resolving conflicts of interest, it is presumed that in making its decision the general partner acted in good faith and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

By purchasing a common unit, a unitholder is treated as having consented to the provisions in the partnership agreement, including the provisions discussed above.

Unitholders have very limited voting rights and, even if they are dissatisfied, they cannot remove our general partner without its consent.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. The board of directors of our general partner is chosen by the members of our general partner. Tesoro Corporation is currently the sole member of our general partner. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The vote of the holders of at least 66 2/3% of all outstanding common units and subordinated units voting together as a single class is required to remove our general partner. Our general partner and its affiliates currently own approximately 50% of our outstanding common and subordinated units, and as a result, our public unitholders cannot remove our general partner without its consent. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Unitholders' voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees, and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.

Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders' ability to influence the manner or direction of management.

Our general partner interest, the control of our general partner or the incentive distribution rights of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in the partnership agreement on the ability of Tesoro to transfer its membership interest in our general partner to a third party. The new partners of our general partner would then be in a position to replace the board of directors and officers of our general partner with their own choices and to control the decisions taken by the board of directors and officers.

Additionally, our general partner may transfer its incentive distribution rights to a third party at any time without the consent of our unitholders. If our general partner transfers its incentive distribution rights to a third party but retains its general partner interest, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of its incentive distribution rights. Such a transfer could reduce the likelihood of Tesoro accepting offers made by us relating to assets subject to the right of first offer contained in our omnibus agreement, as Tesoro would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.

We may issue additional units without unitholder approval, which would dilute unitholder interests.

At any time, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. Further, neither our partnership agreement nor our revolving credit facility prohibits the issuance of equity securities that may effectively rank senior to our common units. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our unitholders' proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•
because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of our common units may decline.

Tesoro may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

Tesoro holds 304,890 common units and 15,254,890 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. Additionally, we have agreed to provide Tesoro with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Affiliates of our general partner, including Tesoro, may compete with us.

While our relationship with Tesoro is a significant attribute, Tesoro and its affiliates are not restricted from competing with us. Under our omnibus agreement, Tesoro and its affiliates do not engage in, whether by acquisition or otherwise, the business of owning or operating crude oil or refined products pipelines, terminals or storage facilities in the United States that are not within, directly connected to, substantially dedicated to, or otherwise an integral part of, any refinery owned, acquired or constructed by Tesoro. This restriction, however, does not apply to:

•	any assets that were owned by Tesoro at the closing of our initial public offering (including replacements or expansions of those assets);

•
any assets acquired or constructed by Tesoro to replace one of our assets that no longer provides services to Tesoro due to the occurrence of a force majeure event under one of our commercial agreements with Tesoro that prevents us from providing services under such agreement;

•	any asset or business that Tesoro acquires or constructs that has a fair market value of less than $5.0 million; and

•
any asset or business that Tesoro acquires or constructs that has a fair market value of $5.0 million or more if we have been offered the opportunity to purchase the asset or business for fair market value not later than six months after completion of such acquisition or construction, and we decline to do so.

As a result, Tesoro has the ability to construct assets which directly compete with our assets so long as they are integral to a refinery owned by Tesoro. The limitations on the ability of Tesoro to compete with us are terminable by either party if Tesoro ceases to control our general partner.

Our general partner may cause us to borrow funds in order to make cash distributions, even where the purpose or effect of the borrowing benefits the general partner or its affiliates.

In some instances, our general partner may cause us to borrow funds from Tesoro or from third parties in order to permit the payment of cash distributions. These borrowings are permitted even if the purpose and effect of the borrowing is to enable us to make a distribution on the subordinated units, to make incentive distributions or to hasten the expiration of the subordination period.

Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 75% of our common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. They may also incur a tax liability upon a sale of their units.

Unitholders' liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some jurisdictions. The unitholder could be liable for our obligations as if he were a general partner if a court or government agency were to determine that:

•	we were conducting business in a state but had not complied with that particular state's partnership statute; or

•
his right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute "control" of our business.

Unitholders may have liability to repay distributions that were wrongfully distributed to them.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Transferees of common units are liable for the obligations of the transferor to make contributions to the partnership that are known to the transferee at the time of the transfer and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

Our general partner, or any transferee holding incentive distribution rights, may elect to cause us to issue common units and general partner units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of our conflicts committee or the holders of our common units. This could result in lower distributions to holders of our common units.

Our general partner, or a transferee who receives our general partner's incentive distribution rights, has the right, at any time when there are no subordinated units outstanding and it has received distributions on its incentive distribution rights at the highest level to which it is entitled (48.0%, in addition to distributions paid on its 2.0% general partner interest) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

If our general partner elects to reset the target distribution levels, it will be entitled to receive additional common units and general partner units. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had we not issued new common units and general partner units in connection with resetting the target distribution levels.

Our unitholders who fail to furnish certain information requested by our general partner or who our general partner, upon receipt of such information, determines are not eligible citizens may not be entitled to receive distributions in kind upon our liquidation and their common units will be subject to redemption.

Our general partner may require each limited partner to furnish information about his nationality, citizenship or related status. If a limited partner fails to furnish information about his nationality, citizenship or other related status within 30 days after a request for the information or our general partner determines after receipt of the information that the limited partner is not an eligible U.S. citizen, the limited partner may be treated as a non-citizen assignee. A non-citizen assignee does not have the right to direct the voting of his units and may not receive distributions in kind upon our liquidation. Furthermore, we have the right to redeem all of the common units and subordinated units of any holder that is not an eligible citizen or fails to furnish the requested information. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.

Common units held by persons who are non-taxpaying assignees will be subject to the possibility of redemption.

To avoid any adverse effect on the maximum applicable rates chargeable to customers by us under FERC regulations, or in order to reverse an adverse determination that has occurred regarding such maximum rate, our partnership agreement gives our general partner the power to amend the agreement. If our general partner determines that we are not being treated as an association taxable as a corporation or otherwise taxable as an entity for U.S. federal income tax purposes, coupled with the tax status (or lack of proof thereof) of one or more of our limited partners, has, or is reasonably likely to have, a material adverse effect on the maximum applicable rates chargeable to customers by us, then our general partner may adopt such amendments to our partnership agreement as it determines are necessary or advisable to obtain proof of the U.S. federal income tax status of our limited partners (and their owners, to the extent relevant) and permit us to redeem the units held by any person whose tax status has or is reasonably likely to have a material adverse effect on the maximum applicable rates or who fails to comply with the procedures instituted by our general partner to obtain proof of the U.S. federal income tax status.

The New York Stock Exchange ("NYSE") does not require a publicly traded limited partnership like us to comply with certain of its corporate governance requirements.

Because we are a publicly traded limited partnership, the NYSE does not require us to have a majority of independent directors on our general partner's board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

TAX RISKS TO COMMON UNITHOLDERS

Our tax treatment depends on our status as a partnership for federal and state income tax purposes. If the Internal Revenue Service ("IRS") were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, or if we were subjected to a material amount of additional entity-level taxation by individual states, then our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe based upon our current operations that we are or will be so treated, a change in our business or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to unitholders would be substantially reduced. Therefore, if we were treated as a corporation for federal income tax purposes, there would be material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Additionally, changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to unitholders.

Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Recently, members of the U.S. Congress have considered substantive changes to the existing federal income tax laws that affect certain publicly traded partnerships, which, if enacted, may be applied retroactively. Although we are unable to predict whether any of these changes or any other proposals will ultimately be enacted, any such changes could negatively impact the value of an investment in our common units.

Our unitholders' share of our income will be taxable to them for federal income tax purposes even if they do not receive any cash distributions from us.

Because a unitholder will be treated as a partner to whom we will allocate taxable income, which could be different in amount than the cash we distribute, a unitholder's allocable share of our taxable income will be taxable to it, which may require the payment of federal income taxes and, in some cases, state and local income taxes, on its share of our taxable income even if it receives no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions we take, and the IRS's positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take and such positions may not ultimately be sustained. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If a unitholder sells common units, he will recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and his tax basis in those common units. Because distributions in excess of his allocable share of our net taxable income decrease his tax basis in his common units, the amount, if any, of such prior excess distributions with respect to the common units he sells will, in effect, become taxable income to him if he sells such common units at a price greater than his tax basis in those common units, even if the price he receives is less than his original cost. Furthermore, a substantial portion of the amount realized on any sale of common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, if the partnership has nonrecourse liabilities, the amount realized includes a unitholder's share of our nonrecourse liabilities. In that case, if he sells his common units, he may incur a tax liability in excess of the amount of cash he receives from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file federal income tax returns and pay tax on their share of our taxable income. A tax-exempt entity or a non-U.S. person should consult a tax advisor before investing in our common units.

We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we adopt depreciation and amortization positions that may not conform to all aspects of existing U.S. Treasury Regulations ("Treasury Regulations"). A successful IRS challenge to those positions could adversely affect the amount of tax benefits available. It also could affect the timing of these tax benefits or the amount of taxable income from the sale of common units and could have a negative impact on the value of our common units.

We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose common units are loaned to a "short seller" to effect a short sale of common units may be considered as having disposed of those common units. If so, he would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose common units are loaned to a "short seller" to effect a short sale of common units may be considered as having disposed of the loaned common units, he may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Our unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their common units.

We will adopt certain valuation methodologies and monthly conventions for federal income tax purposes that may result in a shift of income, gain, loss and deduction between our general partner and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of taxable income, gain, loss and deduction between our general partner and certain of our unitholders.
A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of taxable gain from our unitholders' sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any 12-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than 12 months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has recently announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

As a result of investing in our common units, unitholders may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We initially expect to conduct business in Alaska, California, Colorado, Idaho, Montana, North Dakota, Texas, Utah and Washington. Many of these states currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is the unitholder's responsibility to file all federal, state and local tax returns.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PERFORMANCE GRAPH

The following performance graph and related information will not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor will such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that Tesoro Logistics LP ("the Partnership" or "TLLP") specifically incorporates it by reference into such filing.

The performance graph below compares the cumulative total return of our common units to the cumulative total return of the S&P 500 Composite Index and a composite peer group (the "Peer Group") of twelve companies including:

•	Targa Resources Partners LP	•	Global Partners LP
•	NuStar Energy L.P.	•	Holly Energy Partners, L.P.
•	Martin Midstream Partners L.P.	•	Buckeye Partners L.P.
•	Genesis Energy, L.P.	•	El Paso Pipeline Partners, L.P.
•	Transmontaigne Partners L.P.	•	Magellan Midstream Partners, L.P.
•	Sunoco Logistics Partners L.P.	•	Enbridge Energy Partners, L.P.

The Peer Group was selected by the Partnership and contains logistics companies we believe to follow a similar business model to TLLP's including crude oil gathering and refined products terminalling, transportation and storage. The graph below is for the period commencing April 20, 2011, our first day of trading on the New York Stock Exchange ("NYSE"), and ending December 31, 2011.

Comparison of Nine Month Cumulative Total Return*
Among the Company, the S&P Composite 500 Index and Composite Peer Groups

	4/20	4/30	5/31	6/30	7/31	8/31	9/30	10/31	11/30	12/31
Tesoro Logistics LP	$100.00	$100.60	$105.70	$103.62	$105.70	$100.72	$102.35	$115.16	$118.64	$143.18
S&P 500	100.00	102.53	101.37	99.68	97.65	92.35	85.85	95.24	95.03	96.00
Peer Group	100.00	101.48	97.05	97.74	96.52	96.99	94.18	100.71	100.80	106.28
____________

*	Assumes initial investment of $100 on April 20, 2011. Peer group indices use beginning of period market capitalization weighting.
Note: The stock price performance shown on the graph is not necessarily indicative of future performance.

UNIT PRICE AND CASH DISTRIBUTIONS

Our common units began trading on the NYSE under the symbol "TLLP" on April 20, 2011. Prior to that time, there was no public market for our stock. There was one holder of record of our 14,950,000 outstanding common units held by the public, including common units held in street name as of February 24, 2012. Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement. In addition, as of February 24, 2012, Tesoro and its affiliates owned 304,890 of our common units, 15,254,890 of our subordinated units and 622,649 of our general partner units (the 2% general partner interest), which together constitutes a 52% ownership interest in us.

The following table sets forth the range of the daily high and low sales prices per common unit and cash distributions to common unitholders for the period from April 20, 2011, the date our shares began trading.

	Sales Prices per		Quarterly Cash Distribution per Unit (a)	Distribution Date	Record Date
	Common Unit
Quarter Ended	High	Low
December 31, 2011	$34.40	$22.41	$0.3625	February 13, 2012	February 3, 2012
September 30, 2011	25.58	21.07	0.3500	November 14, 2011	November 4, 2011
June 30, 2011 (from April 20, 2011)	25.67	22.21	0.2448	August 12, 2011	August 2, 2011
____________
(a) Represents cash distributions attributable to the quarter and declared and paid within 45 days of quarter end in accordance with our partnership agreement. The distribution for the quarter ended June 30, 2011, reflects the pro rata portion of the minimum quarterly distribution rate of $0.3375 for the period beginning April 26, 2011, the date TLLP commenced operations.

Distributions of Available Cash

Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ending June 30, 2011, we distribute our available cash to unitholders of record on the applicable record date.

Definition of Available Cash. Available cash is defined in our partnership agreement, which is an exhibit to this Annual Report on Form 10-K. Available cash generally means, for any quarter, all cash on hand at the end of the quarter:

•	less, the amount of cash reserves established by our general partner at the date of determination of available cash for the quarter to:

◦	provide for the proper conduct of our business (including reserves for our future capital expenditures and anticipated future credit needs subsequent to that quarter);

◦	comply with applicable law, any of our debt instruments or other agreements; and

◦
provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for distributions on our subordinated units unless it determines that the establishment of those reserves will not prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages for the next four quarters).

•
plus, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter. Working capital borrowings are generally borrowings that are made under a credit facility, commercial paper facility or similar financing arrangement, and in all cases are used solely for working capital purposes or to pay distributions to partners and with the intent of the borrower to repay such borrowings within 12 months from sources other than additional working capital borrowings.

Intent to Distribute the Minimum Quarterly Distribution. We intend to make a minimum quarterly distribution to the holders of our common units and subordinated units of $0.3375 per unit, or $1.35 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution or any amount on our units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement.

General Partner Interest and Incentive Distribution Rights. Our general partner is currently entitled to 2.0% of all quarterly distributions that we make prior to our liquidation. This 2.0% general partner interest may be reduced if we issue additional limited partner interests in the future and our general partner does not contribute a proportionate amount of capital to us in order to maintain its 2.0% general partner interest. Our general partner has the right, but not the obligation, to contribute capital to us in order to maintain its current general partner interest.

Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash we distribute from operating surplus in excess of $0.388125 per unit per quarter. The maximum distribution of 50.0% includes distributions paid to our general partner on its 2.0% general partner interest and assumes that our general partner maintains its general partner interest at 2.0%. The maximum distribution of 50.0% does not include any distributions that our general partner may receive on common units or subordinated units that it owns.

Percentage Allocations of Available Cash. The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under marginal percentage interest in distributions are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column total quarterly distribution per unit target amount. The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner assume that there are no arrearages on common units, our general partner has contributed any additional capital necessary to maintain its 2% general partner interest and that our general partner owns all of the incentive distribution rights ("IDRs").

			Marginal percentage interest in distributions
	Total quarterly distribution per unit target amount		Unitholders	General Partner	Incentive Distribution Rights
Minimum Quarterly Distribution	$0.337500		98%	2%	—%
First Target Distribution	Above $0.337500	up to $0.388125	98%	2%	—%
Second Target Distribution	Above $0.388125	up to $0.421875	85%	2%	13%
Third Target Distribution	Above $0.421875	up to $0.506250	75%	2%	23%
Thereafter	Above $0.506250		50%	2%	48%

Subordination Period

Our partnership agreement provides that, during the subordination period (which we define below), our common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.3375 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on our common units from prior quarters, before any distributions of available cash from operating surplus may be made on our subordinated units. These units are deemed "subordinated" because for a period of time, referred to as the subordination period, our subordinated units will not be entitled to receive any distributions until our common units have received the minimum quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on our subordinated units. The practical effect of our subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on our common units.

Definition of Subordination Period. Except as described below, the subordination period will expire on the first business day after the distribution to unitholders in respect of any quarter, beginning with the quarter ending June 30, 2014, that each of the following tests are met:

•
distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•
the "adjusted operating surplus" (as defined in our partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units on a fully diluted weighted average basis during those periods plus the corresponding distributions on our general partner's 2.0% interest; and

•	there are no arrearages in payment of the minimum quarterly distribution on our common units.

In addition to the tests outlined above, the subordination period will end only in the event that our conflicts committee (see "Conflicts Committee" in Item 10), or the board of directors of our general partner based on the recommendation of our conflicts committee, reasonably expects to satisfy the tests set forth under the first and second bullet points above for the succeeding four-quarter period without treating as earned any curtailment fees or shortfall payments that would be paid by Tesoro under our existing commercial agreements upon the suspension or reduction of operations by Tesoro (or similar fees under future contracts) expected to be received during such period.

Early Termination of Subordination Period. Notwithstanding the foregoing, the subordination period will automatically terminate on the first business day after the distribution to unitholders in respect of any quarter, if each of the following has occurred:

•
distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded $2.025 (150.0% of the annualized minimum quarterly distribution) for the immediately preceding four-quarter period; and

•
the "adjusted operating surplus" (as defined in our partnership agreement) generated during the immediately preceding four-quarter period equaled or exceeded the sum of $2.025 (150.0% of the annualized minimum quarterly distribution) on each of the outstanding common units and subordinated units during that period on a fully diluted weighted average basis plus the corresponding distributions on our general partner’s 2.0% interest and on the incentive distribution rights; and

•	there are no arrearages in payment of the minimum quarterly distribution on our common units.

In addition to the tests outlined above, the subordination period will end only in the event that our conflicts committee, or the board of directors of our general partner based on the recommendation of our conflicts committee, reasonably expects to satisfy the tests set forth under the first and second bullet points above for the succeeding four-quarter period without treating as earned any curtailment fees or shortfall payments that would be paid by Tesoro under our existing commercial agreements upon the suspension or reduction of operations by Tesoro (or similar fees under future contracts) expected to be received during such period.

Expiration of the Subordination Period. When the subordination period ends, each outstanding subordinated unit will convert into one common unit and will thereafter participate pro rata with the other common units in distributions of available cash. In addition, if the unitholders remove our general partner other than for cause and no units held by our general partner and its affiliates are voted in favor of such removal:

•	the subordination period will end and each subordinated unit will immediately convert into one common unit;

•	any existing arrearages in payment of the minimum quarterly distribution on our common units will be extinguished; and

•	our general partner will have the right to convert its general partner interest and its incentive distribution rights into common units or to receive cash in exchange for those interests.

PURCHASES OF EQUITY SECURITIES

Our general partner may acquire shares to satisfy tax withholding obligations in connection with the vesting of awards issued to certain employees. There were no such shares acquired during the three-month period and year ended December 31, 2011.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data as of and for each of the five years in the period ended December 31, 2011. The selected historical combined financial data for the years ended December 31, 2010, 2009, 2008 and 2007 are derived from audited combined financial statements of Tesoro Logistics LP Predecessor. The selected historical financial data for the 2011 period presented through April 25, 2011 is also derived from combined financial results of Tesoro Logistics LP Predecessor, and the period beginning April 26, 2011 is derived from consolidated financial results of Tesoro Logistics LP. The following table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements in Item 8.

	Years Ended December 31,
	2011 (a)	2010	2009	2008	2007
		Predecessor	Predecessor	Predecessor	Predecessor
	(Dollars in thousands, except units and per unit amounts)
Statement of Operations Data:
Total Revenues	$80,946	$23,300	$22,659	$24,487	$23,897
Net Income (Loss)	27,946	(20,876)	(21,868)	(14,404)	(12,103)
General partner's interest in net income	692
Common unitholders' interest in net income	16,938
Subordinated unitholders' interest in net income	16,938
Net income per limited partner unit:
Common - (basic and diluted)	$1.11
Subordinated - Tesoro (basic and diluted)	$1.11
Weighted average limited partner units outstanding:
Common units - basic	15,254,890
Common units - diluted	15,282,366
Subordinated units - Tesoro (basic and diluted)	15,254,890
Cash distribution per unit	$0.9573
Balance Sheet Data:
Current Assets	$30,817	$3,971	$3,160	$2,912	$3,526
Net Property, Plant and Equipment	136,264	131,490	138,055	138,785	127,226
Total Assets	170,153	135,577	141,215	141,697	130,752
Total Liabilities, excluding debt	11,183	6,750	5,499	8,686	5,404
Total Debt	50,000	—	—	—	—
Total Division Equity/Partners' Equity	108,970	128,827	135,716	133,011	125,348
Cash Flows From (Used In):
Operating activities	35,824	(11,426)	(12,324)	(6,045)	(5,703)
Investing activities	(8,136)	(2,561)	(12,249)	(16,022)	(19,050)
Financing activities	(9,362)	13,987	24,573	22,067	24,753
Increase in cash and cash equivalents	$18,326	$—	$—	$—	$—
Capital Expenditures:
Maintenance (b)	1,882	1,703	3,319	8,475	3,713
Expansion	9,641	367	5,915	10,186	15,527
Total Capital Expenditures	$11,523	$2,070	$9,234	$18,661	$19,240
____________
(a) The information presented includes the results of operations of our Predecessor for periods presented through April 25, 2011 and of TLLP for the period beginning April 26, 2011, the date TLLP commenced operations. Prior to the closing of the Offering, our Predecessor did not record revenues for intercompany trucking, terminalling, storage and short-haul pipeline transportation services.
(b) Maintenance capital expenditures include expenditures required to maintain equipment, reliability, tankage and pipeline integrity and safety and to address environmental regulations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this report to the "Predecessor," "we," "our," "us" or like terms, when used in a historical context (periods prior to April 26, 2011), refer to Tesoro Logistics LP Predecessor, our predecessor for accounting purposes. References when used in the present tense or prospectively (after April 26, 2011), refer to Tesoro Logistics LP and its subsidiaries, also referred to as the "Partnership" or "TLLP." Unless the context otherwise requires, references in this report to "Tesoro" or our "Sponsor" refer collectively to Tesoro Corporation and any of its subsidiaries, other than TLLP, its subsidiaries and its general partner.
The following information concerning our results of operations and financial condition should be read in conjunction with Business and Properties in Items 1 and 2 and our consolidated financial statements in Item 8.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including information incorporated by reference) includes and references "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, expectations regarding revenues, cash flows, capital expenditures, and other financial items. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, and profitability. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," "would" and similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K, which speak only as of the date the statements were made.

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	changes in global economic conditions and the effects of the global economic downturn on Tesoro's business and the business of its suppliers, customers, business partners and credit lenders;

•	the suspension, reduction or termination of Tesoro's obligation under our commercial agreements and our operational services agreement;

•	a material decrease in Tesoro's profitability;

•	a material decrease in the crude oil produced in the Bakken Shale/Williston Basin area;

•	the risk of contract cancellation, non-renewal or failure to perform by Tesoro's customers, and Tesoro's inability to replace such contracts and/or customers;

•	changes in the expected timing, structure, purchase price and benefits of our right of first offer transaction relating to Tesoro's Martinez Crude Oil Marine Terminal;

•	Tesoro's ability to remain in compliance with the terms of its outstanding indebtedness;

•	the timing and extent of changes in commodity prices and demand for Tesoro's refined products;

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
Many of these factors are described in greater detail in "Competition" in Items 1 and 2 Business and Properties on page 13 and Risk Factors in Item 1A on page 18. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Annual Report on Form 10-K.

OVERVIEW AND BUSINESS STRATEGY

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

The Partnership is not a taxable entity for federal and state income tax purposes. Instead, each partner of the Partnership is required to take into account its share of items of income, gain, loss and deduction of the partnership in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to the partner by the partnership. The taxable income reportable to each partner takes into account differences between the tax bases and financial reporting bases of assets and liabilities, the acquisition price of their units and the taxable income allocation requirements under the partnership agreement.

Strategy and Goals

Our primary business objectives are to maintain stable cash flows and to increase our quarterly cash distribution per unit over time. We intend to accomplish these objectives by executing the following strategies:

•	focus on opportunities to provide committed fee-based logistics services to Tesoro and third parties;

•
evaluate investment opportunities to make capital investments to expand our existing asset base that may arise from the growth of Tesoro's refining and marketing business or from increased third-party activity;

•	pursue accretive acquisitions of complementary assets from Tesoro as well as third parties; and

•	seek to enhance the profitability of our existing assets by pursuing opportunities to add Tesoro and third-party volumes, improve operating efficiencies and increase utilization.

Since the closing of the initial public offering (the "Offering") on April 26, 2011, we have been implementing our strategy and goals discussed above to grow our distributable cash flow. Relative to these goals, in 2011:

•	we have moved Tesoro volumes from third-party assets to our assets and improved utilization;

•	we amended the trucking transportation services agreement to extend the term from two to five years and to grow the minimum volume commitment over a period of two years;

•	we began capital improvements to create the new Connolly hub for pipeline gathered Bakken crude west of Dunn Center;

•
we invested in additional assets to establish an interconnection between the Rangeland Energy, LLC unit train unloading facility and pipeline that are currently under construction on our High Plains system; and

•	we invested capital to expand the services offered and capacity of our terminals including the addition of ethanol blending capabilities at our Salt Lake City ("SLC") and Burley terminals.

In 2012 and beyond, we intend to continue to implement this strategy and have announced plans to:

•	expand our assets on the High Plains system in support of Tesoro's increased demand for Bakken crude oil, including:

◦
growing our pipeline gathering system to deliver an additional 10,000 barrels per day ("bpd") to Tesoro's North Dakota refinery and deliver 30,000 bpd to Rangeland's facility to support Tesoro's announced strategy to move Bakken crude oil to its Washington refinery;

◦
growing trucking volumes to 35,000 bpd by expanding our proprietary fleet, which should capture cost and operating efficiencies, and through the opportunities provided by the amended trucking transportation agreement; and

◦	adding other origin and destination points on the High Plains system to increase volumes by 10,000 bpd;

•	increase throughput at our Los Angeles terminal by 5,000 bpd beginning in February 2012 after we have secured permits for higher ethanol volumes;

•
increase volumes by 40,000 bpd by year-end 2013 by expanding capacity at our Los Angeles, Mandan and Stockton terminals and by growing our third-party services at our Boise, Burley, Vancouver and Stockton terminals; and

•
close on our first acquisition of Tesoro's remaining logistics assets by acquiring the Martinez Crude Oil Marine Terminal in the first half of 2012. This acquisition is expected to add 70,000 bpd of terminalling throughput with a wharf capacity of 145,000 bpd and storage capacity of 425,000 barrels.

Agreements with Tesoro

The Partnership entered into various long-term, fee-based commercial agreements with Tesoro at the closing of the Offering, and subsequent to the Offering, under which we provide various pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products. For a description of each agreement see "Agreements with Tesoro" and "Other Agreements with Tesoro" in Items 1. and 2. Business and Properties.

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

•
increase throughput volumes on our High Plains system by making connections to existing or new third-party pipelines or rail loading facilities, which will be driven by the anticipated supply of and demand for additional crude oil produced from the Bakken Shale/Williston Basin area;

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

Operating and Maintenance Expenses.  We manage our operating and maintenance expenses in tandem with meeting our environmental and safety requirements and objectives and maintaining the integrity of our assets.  Our operating expenses are comprised primarily of labor expenses, repairs and other maintenance costs, lease costs and utility costs.  These expenses generally remain stable across broad ranges of throughput volumes, but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of those expenses.  In addition, we incur contract labor costs for trucking services and additive costs at our terminals that vary based on throughput volumes. We seek to manage our maintenance expenditures on our pipelines and terminals by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flows.

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

EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest and financing costs and depreciation and amortization expense. We define distributable cash flow as EBITDA less cash interest paid, deferred revenue related to shortfall payments (if any) and maintenance capital expenditures, plus reimbursement by Tesoro for certain maintenance capital expenditures and non-cash unit-based compensation expense. EBITDA and distributable cash flow are not measures prescribed by accounting principles generally accepted in the United States of America ("U.S. GAAP") but are supplemental financial measures that are used by management and may be used by external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

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

Factors Affecting the Comparability of Our Financial Results

The Partnership's future results of operations may not be comparable to the Predecessor's historical results of operations for the reasons described below:

Revenues.  There are differences in the way our Predecessor recorded revenues and the way the Partnership records revenues after completion of the Offering. Our assets have historically been a part of the integrated operations of Tesoro, and our Predecessor generally recognized only the costs and did not record revenue associated with the trucking, terminalling, storage and short-haul pipeline transportation services provided to Tesoro on an intercompany basis. Accordingly, the revenues in our Predecessor's historical combined financial statements relate only to amounts received from third parties for these services and amounts received from Tesoro with respect to transportation regulated by the Federal Energy Regulatory Commission ("FERC") and the North Dakota Public Service Commission ("NDPSC") on our High Plains system.

The Partnership's revenues are generated by existing third-party contracts and from commercial agreements we entered into with Tesoro at the closing of the Offering, and subsequent to the Offering, under which Tesoro pays us fees for gathering, transporting and storing crude oil and transporting, storing and terminalling refined products. The commercial agreements with Tesoro are described in "Agreements with Tesoro."

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

RESULTS OF OPERATIONS

A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying combined financial statements for the period prior to April 26, 2011, represent our Predecessor's results of operations, while the consolidated financial statements for the period subsequent to April 26, 2011, represent the results of operations for the Partnership. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Combined Overview

The following table and discussion is a summary of our results of operations for the years ended December 31, 2011, 2010 and 2009 including a reconciliation of EBITDA to net income (loss) and net cash from (used in) operating activities and distributable cash flow to net income (in thousands, except unit and per unit amounts):

	Years Ended December 31,
	2011 (a)	2010	2009
		Predecessor	Predecessor
REVENUES	$80,946	$23,300	$22,659
COSTS AND EXPENSES
Operating and maintenance expenses	35,321	32,460	31,452
Depreciation and amortization expenses	8,078	8,006	8,820
General and administrative expenses	7,990	3,198	3,141
Loss on asset disposals	1	512	1,114
Total Costs and Expenses	51,390	44,176	44,527
OPERATING INCOME (LOSS)	29,556	(20,876)	(21,868)
Interest and financing costs, net	(1,610)	—	—
NET INCOME (LOSS)	$27,946	$(20,876)	$(21,868)

Less: Predecessor loss prior to initial public offering on April 26, 2011	(6,622)
Net income subsequent to initial public offering	34,568
Less: General partner's interest in net income subsequent to initial public offering	692
Limited partners' interest in net income subsequent to initial public offering	$33,876

Net income per limited partner unit:
Common (basic and diluted)	$1.11
Subordinated - Tesoro (basic and diluted)	$1.11

Weighted average limited partner units outstanding:
Common units - basic	15,254,890
Common units - diluted	15,282,366
Subordinated units - Tesoro (basic and diluted)	15,254,890

EBITDA (b)	$37,634	$(12,870)	$(13,048)
Distributable Cash Flow (b)	35,074
_____________
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
(b) For a definition of EBITDA and distributable cash flow, see "How We Evaluate Our Operations - EBITDA and Distributable Cash Flow." Distributable cash flow for the year ended December 31, 2011 includes net losses related to our Predecessor.
(c) Maintenance capital expenditures include expenditures required to maintain equipment, reliability, tankage and pipeline integrity and safety, and to address environmental regulations.

	Years Ended December 31,
	2011 (a)	2010	2009
		Predecessor	Predecessor
Reconciliation of EBITDA to net income (loss):
Net income (loss)	$27,946	$(20,876)	$(21,868)
Add: Depreciation and amortization expenses	8,078	8,006	8,820
Add: Interest and financing costs, net	1,610	—	—
EBITDA (b)	$37,634	$(12,870)	$(13,048)
Reconciliation of EBITDA to net cash from (used in) operating activities:
Net cash from (used in) operating activities	$35,824	$(11,426)	$(12,324)
Less: Changes in assets and liabilities	(1,100)	932	(390)
Less: Amortization of debt issuance costs	420	—	—
Less: Unit-based compensation expense	479	—	—
Less: Loss on asset disposals	1	512	1,114
Add: Interest and financing costs, net	1,610	—	—
EBITDA (b)	$37,634	$(12,870)	$(13,048)
Reconciliation of distributable cash flow to net income:
Net income	$27,946
Add: Depreciation and amortization expenses	8,078
Add: Interest and financing costs, net	1,610
Less: Cash interest paid, net	1,165
Less: Maintenance capital expenditures (c)	1,882
Add: Reimbursement for maintenance capital expenditures (c)	8
Add: Non-cash unit-based compensation expense	479
Distributable cash flow (b)	$35,074

The following table is a summary of our results of operations for the year ended December 31, 2011, disaggregated for the periods preceding and succeeding the Offering (in thousands):

	Tesoro Logistics LP Predecessor (a)	Tesoro Logistics LP	Year ended December 31, 2011

	Through April 25, 2011	From April 26, 2011
REVENUES
Crude Oil Gathering	$7,307	$37,652	$44,959
Terminalling, Transportation and Storage	891	35,096	35,987
Total Revenues	8,198	72,748	80,946
COSTS AND EXPENSES
Operating and maintenance expenses	10,907	24,414	35,321
Depreciation and amortization expenses	2,353	5,725	8,078
General and administrative expenses	1,560	6,430	7,990
Loss on asset disposals	—	1	1
Total Costs and Expenses	14,820	36,570	51,390
OPERATING INCOME (LOSS)	(6,622)	36,178	29,556
Interest and financing costs, net	—	(1,610)	(1,610)
NET INCOME (LOSS)	$(6,622)	$34,568	$27,946

Reconciliation of EBITDA to net income (loss):
Net income (loss)	$(6,622)	$34,568	$27,946
Add: Depreciation and amortization expenses	2,353	5,725	8,078
Add: Interest and financing costs, net	—	1,610	1,610
EBITDA (b)	$(4,269)	$41,903	$37,634

Reconciliation of EBITDA to net cash from (used in) operating activities:
Net cash from (used in) operating activities	$(2,530)	$38,354	$35,824
Less: Changes in assets and liabilities	1,739	(2,839)	(1,100)
Less: Amortization of debt issuance costs	—	420	420
Less: Unit-based compensation expense	—	479	479
Less: Loss on asset disposals	—	1	1
Add: Interest and financing costs, net	—	1,610	1,610
EBITDA (b)	$(4,269)	$41,903	$37,634

Reconciliation of distributable cash flow to net income (loss):
Net income (loss)	$(6,622)	$34,568	$27,946
Add: Depreciation and amortization expenses	2,353	5,725	8,078
Add: Interest and financing costs, net	—	1,610	1,610
Less: Cash interest paid, net	—	1,165	1,165
Less: Maintenance capital expenditures (c)	138	1,744	1,882
Add: Reimbursement for maintenance capital expenditures (c)	—	8	8
Add: Non-cash unit-based compensation expense	—	479	479
Distributable Cash Flow (b)	$(4,407)	$39,481	$35,074

Summary

Our net income for the year ended December 31, 2011 increased $48.8 million to $27.9 million from a net loss of $20.9 million for the year ended December 31, 2010. The increase in net income was primarily due to the following:

•	an increase in revenues of $57.6 million to $80.9 million primarily attributable to the effect of the new commercial agreements with Tesoro;

•	partially offset by an increase in operating and maintenance expenses of $2.9 million, or 9%, mainly related to higher repairs and maintenance and contract labor expenses; and

•
an increase in general and administrative expenses of $4.8 million as a result of increased cost allocations of certain direct employee costs, additional expenses related to being a publicly traded partnership, expenses associated with TLLP unit-based compensation and the effect of omnibus agreement expenses.

Our net loss for the year ended December 31, 2010 decreased $1.0 million, or 5%, to $20.9 million from a net loss of $21.9 million for the year ended December 31, 2009. The decrease in net loss was primarily due to the following:

•	an increase in revenues of $0.6 million, or 3%, to $23.3 million primarily attributable to higher average tariff rates per barrel and higher third-party throughput volumes at certain terminals;

•	a decrease in depreciation and amortization expenses of $0.8 million, or 9%, related to accelerated depreciation on a portion of our Los Angeles terminal that was retired in 2009; and

•	a decrease in loss on asset disposals of $0.6 million, or 54%, also related to the retirement of assets at our Los Angeles terminal;

•
partially offset by an increase in operating and maintenance expenses of $1.0 million, or 3%, attributable to higher trucking-related expenses and increased environmental costs at certain of our terminals.

Crude Oil Gathering Segment

The following table and discussion is an explanation of our results of operations of the Crude Oil Gathering segment for the years ended December 31, 2011, 2010 and 2009 (in thousands, except barrel and per barrel amounts):

	Years Ended December 31,
	2011 (a)	2010	2009
REVENUES		Predecessor	Predecessor
Pipeline revenues	$26,839	$19,592	$19,422
Trucking revenues	18,120	—	—
Total Revenues	44,959	19,592	19,422
COSTS AND EXPENSES
Operating and maintenance expenses	23,721	19,622	18,917
Depreciation and amortization expenses	3,141	3,097	3,073
General and administrative expenses	1,304	563	536
(Gain) loss on asset disposals	(10)	62	45
Total Costs and Expenses	28,156	23,344	22,571
CRUDE OIL GATHERING SEGMENT OPERATING INCOME (LOSS)	$16,803	$(3,752)	$(3,149)
VOLUMES (bpd)
Pipeline (b)	57,900	50,695	52,806
Average pipeline revenue per barrel (c)	$1.27	$1.06	$1.01
Trucking	24,059	23,305	22,963
Average trucking revenue per barrel (a) (c)	$2.06
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
(b) Also includes barrels that were gathered and then delivered into our High Plains Pipeline by truck.

(c) Management uses average revenue per barrel and storage revenue per barrel on shell capacity to evaluate performance and compare profitability to other companies in the industry. There are a variety of ways to calculate average revenue per barrel; different companies may calculate it in different ways. We calculate average revenue per barrel as revenue divided by the number of days in the period divided by throughput (bpd). We calculate storage revenue per barrel on shell capacity as revenue divided by number of months in the period divided by shell capacity barrels. Investors and analysts use this financial measure to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income, revenues and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

The following table is a summary of our Crude Oil Gathering segment for the year ended December 31, 2011, disaggregated for the periods preceding and succeeding the Offering (in thousands, except barrel and per barrel amounts):

	Tesoro Logistics LP Predecessor (a)	Tesoro Logistics LP	Year ended December 31, 2011
REVENUES	Through April 25, 2011	From April 26, 2011
Pipeline revenues	$7,307	$19,532	$26,839
Trucking revenues	—	18,120	18,120
Total Revenues	7,307	37,652	44,959
COST AND EXPENSES
Operating and maintenance expenses	6,049	17,672	23,721
Depreciation and amortization expenses	916	2,225	3,141
General and administrative expenses	198	1,106	1,304
Gain on asset disposals	—	(10)	(10)
Total Costs and Expenses	7,163	20,993	28,156
CRUDE OIL GATHERING SEGMENT OPERATING INCOME	$144	$16,659	$16,803
VOLUMES (bpd)
Pipeline (b)	56,118	58,720	57,900
Average pipeline revenue per barrel (c)	$1.13	$1.33	$1.27
Trucking	22,331	24,854	24,059
Average trucking revenue per barrel (a) (c)		$2.92	$2.06

2011 Compared to 2010

Volumes. Average pipeline and trucking volumes increased 7,205 bpd, or 14%, and 754 bpd, or 3%, respectively, in 2011 compared to 2010 as a result of increased refinery throughputs at Tesoro's North Dakota refinery including the effects of a scheduled turnaround at the refinery in 2010.

Financial Results. Revenues increased $25.4 million to $45.0 million in 2011 compared to $19.6 million in 2010 primarily as a result of the two-year trucking transportation services agreement with Tesoro that went into effect at the closing of the Offering. Historically, our Predecessor generally recognized only the costs and did not record revenue associated with trucking services provided to Tesoro on an intercompany basis. Accordingly, the revenues in our Predecessor's historical combined financial statements relate only to amounts received from third parties and Tesoro with respect to transportation regulated by the FERC and the NDPSC on our High Plains system. In addition to the new trucking transportation services agreement, pipeline volumes increased over 2010, higher NDPSC tariff rates for the High Plains system went into effect in January 2011 and higher committed rates went into effect at the time of the Offering related to the 10-year pipeline transportation services agreement.

Segment operating income rose $20.6 million to $16.8 million in 2011 compared to an operating loss of $3.8 million in 2010 as a result of increased revenues. Operating and maintenance expenses increased $4.1 million, or 21%, to $23.7 million in 2011 compared to $19.6 million in 2010 primarily due to an increase in contract labor expense due to higher rates and fuel surcharges for trucking services and an increase in repairs and maintenance on our pipeline right-of-way as a result of adverse weather conditions in 2011. These expenses were partially offset by higher imbalance settlement gains of $0.7 million.

Depreciation and amortization expense was relatively unchanged at $3.1 million for 2011 compared to 2010 as minor amounts of assets were placed in service during or between the periods. General and administrative expenses increased $0.7 million to $1.3 million in 2011 compared to $0.6 million in 2010 due to increased expenses for certain allocated employee related costs. Our Predecessor's general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services. Although Tesoro continues to charge the Partnership a similar combination of direct charges, the amounts allocated increased as a result of additional operational administrative resources utilized for management and growth of our assets.

2010 Compared to 2009

Volumes. Average pipeline throughput decreased 2,111 bpd, or 4%, due to a scheduled turnaround at Tesoro's North Dakota refinery in 2010. Average trucking volumes increased 342 bpd, or 1%, as a result of increased demand for trucking services for use of alternative delivery locations during the North Dakota refinery turnaround.

Financial Results. Revenues increased $0.2 million, or 1%, to $19.6 million for 2010 compared to $19.4 million in 2009. Although average pipeline throughput decreased as discussed above, tariff revenue was supported by higher average tariff rates per barrel and an increase in the percentage of total volume consisting of pipeline-gathered barrels, which are charged a higher tariff rate.

Operating and maintenance expenses increased $0.7 million, or 4%, to $19.6 million in 2010 compared to $18.9 million in 2009 as a result of increased costs for contract labor and truck lease expenses due to increased demand for trucking services. The increase was partially offset by higher imbalance settlement gains of $1.7 million during 2010 and a decrease in nonrecurring environmental expenses.

Depreciation and amortization expense was unchanged at $3.1 million for 2010 compared to 2009 as minor amounts of assets were placed in service or retired during both years. General and administrative expenses were relatively flat at approximately $0.6 million in 2010 compared to 2009.

Terminalling, Transportation and Storage Segment

The following table and discussion is an explanation of our results of operations of the Terminalling, Transportation and Storage segment for the years ended December 31, 2011, 2010 and 2009 (in thousands, except barrel and per barrel amounts):

	Years Ended December 31,
	2011 (a)	2010	2009
REVENUES (a)		Predecessor	Predecessor
Terminalling revenues	$28,046	$3,708	$3,237
Short-haul pipeline transportation revenues	4,313	—	—
Storage revenues	3,628	—	—
Total Revenues	35,987	3,708	3,237
COSTS AND EXPENSES
Operating and maintenance expenses	11,600	12,838	12,535
Depreciation and amortization expenses	4,937	4,909	5,747
General and administrative expenses	1,566	406	379
Loss on asset disposals	11	450	1,069
Total Costs and Expenses	18,114	18,603	19,730
TERMINALLING, TRANSPORTATION AND STORAGE SEGMENT OPERATING INCOME (LOSS)	$17,873	$(14,895)	$(16,493)
VOLUMES (bpd)
Terminalling throughput	134,007	113,950	113,135
Average terminalling revenue per barrel (a) (b)	$0.57
Short-haul pipeline transportation throughput	65,636	60,666	62,822
Average short-haul pipeline transportation revenue per barrel (a) (b)	$0.18
Storage capacity reserved (shell capacity barrels)	878,000	878,000	878,000
Storage revenue per barrel on shell capacity (per month) (a) (b)	$0.50
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
(b) Management uses average revenue per barrel and storage revenue per barrel on shell capacity to evaluate performance and compare profitability to other companies in the industry. There are a variety of ways to calculate average revenue per barrel; different companies may calculate it in different ways. We calculate average revenue per barrel as revenue divided by the number of days in the period divided by throughput (bpd). We calculate storage revenue per barrel on shell capacity as revenue divided by number of months in the period divided by shell capacity barrels. Investors and analysts use this financial measure to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income, revenues and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

The following table is a summary of our Terminalling, Transportation and Storage segment for the year ended December 31, 2011, disaggregated for the periods preceding and succeeding the Offering (in thousands, except barrel and per barrel amounts):

	Tesoro Logistics LP Predecessor (a)	Tesoro Logistics LP	Year ended December 31, 2011
REVENUES	Through April 25, 2011	From April 26, 2011
Terminalling revenues	$891	$27,155	$28,046
Short-haul pipeline transportation revenues	—	4,313	4,313
Storage revenues	—	3,628	3,628
Total Revenues	891	35,096	35,987
COSTS AND EXPENSES
Operating and maintenance expenses	4,858	6,742	11,600
Depreciation and amortization expenses	1,437	3,500	4,937
General and administrative expenses	100	1,466	1,566
Loss on asset disposals	—	11	11
Total Costs and Expenses	6,395	11,719	18,114
TERMINALLING, TRANSPORTATION AND STORAGE SEGMENT OPERATING INCOME (LOSS)	$(5,504)	$23,377	$17,873
VOLUMES (bpd)
Terminalling throughput	122,190	139,442	134,007
Average terminalling revenue per barrel (a) (b)	$0.06	$0.78	$0.57
Short-haul pipeline transportation throughput	60,047	68,207	65,636
Average short-haul pipeline transportation revenue per barrel (a) (b)		$0.25	$0.18
Storage capacity reserved (shell capacity barrels)	878,000	878,000	878,000
Storage revenue per barrel on shell capacity (per month) (a) (b)		$0.51	$0.50

2011 Compared to 2010

Volumes. Terminalling throughput volumes increased 20,057 bpd, or 18%, in 2011 compared to 2010 as a result of higher demand at the Mandan and Salt Lake City terminals and increased utilization at the Los Angeles, Vancouver, and Stockton terminals due to the movement of Tesoro's volumes from third-party assets to our assets. Short-haul pipeline transportation throughputs increased 4,970 bpd, or 8%, in 2011 compared to 2010 as a result of a scheduled turnaround at Tesoro's Utah refinery in 2010.

Financial Results. Revenues increased $32.3 million to $36.0 million in 2011 compared to $3.7 million in 2010 primarily attributable to the new 10-year master terminalling services, 10-year SLC pipeline transportation services and 10-year SLC storage and transportation services agreements with Tesoro that went into effect at the time of the Offering. Historically, third-party throughput activity was the sole source of revenue for this segment as our Predecessor generally recognized only the costs and did not record intercompany revenue associated with terminalling, transportation or storage services provided to Tesoro. Accordingly, our Predecessor's revenues relate only to amounts received from third parties for these services.

Segment operating income increased $32.8 million to $17.9 million in 2011 compared to an operating loss of $14.9 million in 2010 primarily related to the differences in the way revenue is recorded by the Partnership as discussed above. In addition to the higher revenues, operating and maintenance expenses decreased $1.2 million, or 10%, to $11.6 million in 2011 compared to $12.8 million in 2010 related to imbalance settlement gains of $3.2 million in 2011 attributable to the commercial terminalling services agreement with Tesoro that went into effect at the time of the Offering and environmental liability accruals of $1.0 million recognized in 2010, partially offset by higher fees for professional services related to preliminary engineering work and the cost of purchased additives that had not previously been allocated to the Predecessor but are an operating expense for the Partnership subsequent to the Offering. The injection of these additives is considered an ancillary service provided by our terminals as outlined in our commercial agreements.

Depreciation and amortization expense remained flat at $4.9 million in 2011 compared to 2010 as minor amounts of assets were placed in service or retired during or between the periods. General and administrative expenses increased $1.2 million to $1.6 million in 2011 compared to $0.4 million in 2010 due to increased expenses for certain allocated employee related costs. Our Predecessor's general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services. Although Tesoro continues to charge the Partnership a similar combination of direct charges, the amounts allocated increased as a result of additional operational administrative resources utilized for management and growth of our assets.

2010 Compared to 2009

Volumes. Terminalling throughput volumes increased 815 bpd, or 1%, in 2010 compared to 2009 primarily due to an increase in third-party throughput at the Vancouver and Anchorage terminals. Short-haul pipeline transportation throughputs decreased 2,156 bpd, or 3%, due to a scheduled turnaround at Tesoro's Utah refinery in 2010.

Financial Results. Revenues increased $0.5 million, or 15%, to $3.7 million in 2010 compared to $3.2 million in 2009 primarily due to higher third-party throughput volumes discussed above.

Operating and maintenance expense increased $0.3 million, or 2%, to $12.8 million in 2010 compared to $12.5 million in 2009 due to an increase in environmental costs at our Stockton and Anchorage terminals, partially offset by a decrease in repairs and maintenance expense and employee costs due to initiatives to reduce costs. Loss on asset disposals decreased $0.6 million, or 58%, to $0.5 million in 2010 compared to $1.1 million in 2009 primarily due to additional losses recognized in 2009 related to the retirement of certain assets at our Los Angeles terminal.

Depreciation and amortization expense decreased $0.8 million, or 15%, to $4.9 million in 2010 compared to $5.7 million in 2009 due to the acceleration of depreciation on a portion of our Los Angeles terminal that was retired in 2009. General and administrative expenses were unchanged at $0.4 million in 2010 compared to 2009.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership retained $3.0 million of the net proceeds from the Offering for working capital needs, and we expect our ongoing sources of liquidity to include a combination of available cash and equivalents and cash flows generated from operations. In addition, our revolving line of credit is available and we may issue additional debt or equity securities for additional working capital or capital expenditures.

The table below summarizes the quarterly distributions paid related to 2011 financial results:

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution (in thousands)	Date of Distribution
June 30, 2011 (a)	$0.2448	$0.98	$7,621	August 12, 2011
September 30, 2011	0.3500	1.40	10,896	November 14, 2011
December 31, 2011	0.3625	1.45	11,286	February 13, 2012
______
(a) The quarterly cash distribution for the three months ended June 30, 2011 was calculated as the minimum quarterly cash distribution of $0.3375 per unit, or $1.35 per unit on an annualized basis, prorated for the period beginning April 26, 2011, the date TLLP commenced operations.

We intend to pay a quarterly distribution of at least $0.3375 per unit per quarter, which equates to $10.5 million per quarter, or $42.0 million per year, based on the number of common, subordinated and general partner units outstanding. We do not have a legal obligation to pay this distribution.

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

The Revolving Credit Facility is non-recourse to Tesoro, except for Tesoro Logistics GP (our general partner), and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings available under the Revolving Credit Facility are up to the total available revolving capacity of the facility. We had $50.0 million of borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused credit availability of $99.7 million or 66% of the borrowing capacity as of December 31, 2011.

Borrowings under the Revolving Credit Facility bear interest at either a base rate plus the base rate margin or a Eurodollar rate plus the Eurodollar margin, upon election. The applicable margin varies based upon a certain coverage ratio, as defined. We also incur commitment fees for the unused portion of the Revolving Credit Facility at an annual rate. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate. The Revolving Credit Facility is scheduled to mature on April 25, 2014.

Our Revolving Credit Facility, as of December 31, 2011, was subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
TLLP Revolving Credit Facility (a)	0.30%	2.50%	3.25%	1.50%	0.50%
____________
(a) We have the option to elect if the borrowings will bear interest at either a base rate plus the base rate margin, or a Eurodollar rate, for the applicable period, plus the Eurodollar margin at the time of the borrowing.

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

Additionally, covenants require TLLP to maintain consolidated interest coverage and leverage ratios. We were in compliance with our debt covenants for the year ended December 31, 2011.

To enhance our ability to fund future capital growth projects and take advantage of strategic growth opportunities, in 2012 we expect to expand our total capacity under revolving credit facilities to $300.0 million, and will seek the ability to further increase the capacity up to $450.0 million.

Cash Flow Summary

Components of our cash flows are set forth below (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cash Flows From (Used In):		Predecessor	Predecessor
Operating Activities	$35,824	$(11,426)	$(12,324)
Investing Activities	(8,136)	(2,561)	(12,249)
Financing Activities	(9,362)	13,987	24,573
Increase in Cash and Cash Equivalents	$18,326	$—	$—

Operating Activities. Net cash from (used in) operating activities increased $47.2 million to $35.8 million in 2011 from $(11.4) million in 2010. The increase was related to higher revenues and net income as a result of our newly executed commercial agreements. Net cash used in operating activities decreased $0.9 million, or 7%, to $11.4 million in 2010 compared to $12.3 million in 2009 primarily due to the decrease in the net loss and a decrease in working capital requirements.

Investing Activities. Net cash used in investing activities in 2011 increased $5.5 million to $8.1 million compared to $2.6 million in 2010 related to higher capital expenditures in 2011 including various maintenance and expansion capital projects discussed below under "Capital Expenditures." Net cash used in investing activities decreased approximately $9.6 million, or 79%, to $2.6 million in 2010 compared to $12.2 million in 2009. The decrease was due to lower capital expenditures in 2010 as various projects at our Los Angeles, Boise, Anchorage and Vancouver terminals and Salt Lake City storage facility were substantially complete in 2009.

Financing Activities. Net cash from (used in) financing activities in 2011 increased $23.4 million to $(9.4) million from $14.0 million in 2010 primarily as a result of transactions related to the initial public offering. We received net proceeds of $286.0 million from the sale of 14,950,000 common units, after deducting offering costs and debt issuance costs of approximately $28.0 million and retained $3.0 million of these proceeds for working capital purposes before the cash distribution to Tesoro. We distributed $283.0 million to Tesoro in consideration for contributed assets and to reimburse Tesoro for certain capital expenditures incurred with respect to the assets. We also borrowed $50.0 million under the Revolving Credit Facility at the closing of the Offering in order to fund an additional cash distribution to Tesoro. In addition to the transactions related to the initial public offering, we paid quarterly cash distributions following the Offering totaling $18.5 million in 2011.

Historically, the Predecessor's sources of liquidity included cash generated from operations and funding from Tesoro. Cash receipts were deposited in Tesoro's bank accounts and all cash disbursements were made from those accounts. The Sponsor contribution of $3.5 million included in cash from financing activities in 2011 was the funding of the net loss for the period ending April 25, 2011 less any non-cash contributions. Net cash provided by financing activities decreased $10.6 million, or 43%, from $24.6 million in 2009 due to lower capital contributions from Tesoro in 2010.

Capital Expenditures

The Partnership's operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations as well as to maintain assets and ensure regulatory compliance. The cost estimates described below are subject to further review and analysis, permitting requirements and include estimates for capitalized interest and labor. Our capital requirements consist of maintenance and expansion capital expenditures. Maintenance capital expenditures include expenditures required to maintain equipment reliability and integrity and to address regulatory compliance. Expansion capital expenditures include expenditures to acquire or construct new assets and to expand existing facilities or services that may increase throughput capacity on our pipelines and in our terminals or increase storage capacity at our storage facilities.

Capital spending for the years ended December 31, 2011, 2010 and 2009 were $11.5 million, $2.1 million and $9.2 million, respectively. Capital spending for the period subsequent to the Offering was $10.7 million. For 2012, we estimate that total capital expenditures will be approximately $65.0 million for both maintenance and expansion capital projects, which has increased to reflect new expansion capital projects including projects to expand our crude oil gathering capabilities and terminalling capacity. We anticipate that these capital expenditures will be funded primarily with cash generated from operations, reimbursement by Tesoro for certain capital expenditures and borrowings under our revolving credit facility.

The following table is a summary of our capital expenditures for the year ended December 31, 2011, disaggregated for the periods preceding and succeeding the Offering (in thousands):

	Tesoro Logistics LP Predecessor	Tesoro Logistics LP	Year ended December 31, 2011
	Through April 25, 2011	From April 26, 2011
Maintenance	$138	$1,744	$1,882
Expansion	724	8,917	9,641
Total Capital Expenditures	$862	$10,661	$11,523

Our 2012 budgeted and 2011 actual capital spending amounts are comprised of the following project categories at December 31, 2011:

	Percent of 2012	Percent of 2011
Project Category	Capital Budget	Capital Spending
Maintenance	9%	16%
Expansion	91%	84%

Maintenance capital expenditures. Maintenance capital spending for the period subsequent to the Offering was $1.7 million. Maintenance capital spending in 2011 increased $0.2 million, or 11%, to $1.9 million compared to $1.7 million in 2010 primarily related to a tank project at our Anchorage terminal. We estimate that our maintenance capital expenditures for 2012 will be approximately $6.0 million for anticipated capital projects related to maintenance at certain of our terminals.

Expansion capital expenditures. Expansion capital spending for the period subsequent to the Offering was $8.9 million. Expansion capital spending in 2011 increased $9.2 million to $9.6 million compared to $0.4 million in 2010 primarily related to 2011 expenditures for the SLC and Burley terminals' ethanol blending projects and the gathering hub and pipeline project for the new Connolly station on our High Plains Pipeline. Amounts expended for the Connolly project are reimbursed to us by Tesoro. We estimate that our expansion capital expenditures for 2012 will be approximately $59.0 million.

The following discussion describes our expansion capital spending plan, which is subject to further review and analysis and includes estimates for capitalized interest and labor costs:

Crude Oil Gathering Segment

Our overall strategy in the Bakken region is focused on growth projects that increase the utilization of our existing capacity, expand our pipeline gathering system, increase our pipeline capacity, add additional destinations from our pipeline system and lower our overall costs. We expect total expansion capital spend for the Crude Oil Gathering segment to be approximately $34.0 million in 2012.

Our 2012 growth plan, in support of this strategy, is to invest approximately $28.0 million in projects that are expected to increase volumes delivered by the High Plains system by 50,000 bpd, which includes approximately $20.0 million on pipeline gathering projects. This incorporates increasing deliveries to Tesoro's North Dakota refinery and deliveries to new pipeline destinations. We expect to complete these projects in 2013.

Also, we plan to invest approximately $6.0 million on additional truck unloading, tankage and pumping capacity on the High Plains system to support the 2011 announced expansion of Tesoro's North Dakota refinery. We spent $2.0 million on these projects in 2011, and we expect to spend an additional estimated $4.0 million in 2012 to complete these projects in the second quarter of 2012.

Further, Tesoro has announced a long-term agreement with Rangeland Energy, LLC for access to their crude oil loading terminal and pipeline facility in North Dakota including a direct connection to the Partnership's High Plains system. The total capital estimate for the project is expected to be approximately $1.5 million. We expect the facility to be in service in the second quarter of 2012.

In support of our efforts to grow our pipeline gathering network on the High Plains system we are building a new gathering hub and an initial gathering pipeline at the Connolly station. The project, which is substantially complete, is expected to cost approximately $4.0 million in total, of which $3.0 million was spent in 2011. We expect to spend approximately $1.0 million in 2012 to fully complete the project in the first quarter of 2012. We expect future phases to provide opportunities for incremental gathering tariffs and fees.

Terminalling, Transportation and Storage Segment

As part of our 2012 growth plan, we expect to grow terminalling volumes over 40,000 bpd by year-end 2013 through capital investment designed to increase our throughput capacity. We expect to spend a total of approximately $25.0 million in expansion capital in 2012 in our Terminalling, Transportation and Storage segment. Our growth plan includes estimated spending on projects in 2012 including approximately $14.0 million of capital on new projects to expand the throughput capacity at several of our terminals including the Los Angeles and Mandan terminals, which are expected to be completed in 2013.

As part of the growth plan, we also expect to spend approximately $10.0 million in 2012 on the Stockton terminal expansion, which will add storage capacity that will allow for an increase in volume delivered through the terminal. The Stockton terminal project is expected to be complete in the fourth quarter of 2012.

We recently completed the addition of ethanol blending capabilities at our Burley terminal and expect our 2012 capital spend for this project to be approximately $1.0 million. Additionally, we expect to spend approximately $3.0 million in future periods to upgrade the Los Angeles terminal to allow the offloading of transmix for transportation to Tesoro's Los Angeles refinery.

Contractual Obligations

We have numerous contractual commitments for purchases associated with the operation of our assets, our revolving credit facility and our operating leases (see Note L to our consolidated financial statements in Item 8). We also have minimum contractual spending requirements for certain capital projects. A summary of our contractual obligations as of December 31, 2011, is as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt obligations (a)	$1,537	$1,537	$50,512	$—	$—	$—	$53,586
Operating lease obligations (b)	2,021	1,802	1,047	549	505	28	5,952
Other purchase obligations (c)	108	—	—	—	—	—	108
Capital expenditure obligations (d)	2,520	—	—	—	—	—	2,520
Total Contractual Obligations	$6,186	$3,339	$51,559	$549	$505	$28	$62,166
_______________
(a) Includes maturities of principle and interest payments. Amounts and timing may be different from our estimated commitments due to potential voluntary debt prepayments and borrowings.
(b) Minimum operating lease payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year primarily related to our truck vehicle leases and, to a lesser extent, leases for terminals and pump stations and property leases.
(c) Purchase obligations include service agreement commitments that are enforceable and legally binding on us that meet any of the following criteria: (1) they are non-cancellable, (2) we would incur a penalty if the agreement was cancelled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If we can unilaterally terminate the agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the termination fee or the amount that would be paid over the "notice period." Contracts that can be unilaterally terminated without a penalty are not included.
(d) Minimum contractual spending requirements for certain capital projects.

We do not have any capital lease obligations as of December 31, 2011. Further, due to the uncertainty as to the timing of future cash flows for asset retirement obligations, we excluded the future cash flows of noncurrent liabilities from the table above. See additional information on asset retirement obligations in Notes H and L to our consolidated financial statements in Item 8.

Off Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

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

Future expenditures may be required to comply with the federal, state and local environmental requirements for our various sites, including our storage facility, pipelines and refined products terminals. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our financial position, results of operations and liquidity. Tesoro indemnifies us for certain of these costs as described in the omnibus agreement. Additional information regarding environmental regulations can found in Items 1 and 2 Business and Properties.

Environmental Liabilities.  Contamination resulting from spills of crude oil and refined products is not unusual within the petroleum refining, terminalling or pipeline industries. Historic spills along our pipelines, gathering systems and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater. Site conditions, including soils and groundwater, are being evaluated at our properties where operations have resulted in releases of hydrocarbons and other wastes. A number of our properties have known hydrocarbon or other hazardous material contamination in soil and groundwater, particularly our Anchorage, Stockton and Los Angeles terminals.

Tesoro has been party to various litigation and contingent loss matters, including environmental matters, arising in the ordinary course of business. The outcome of these matters cannot always be accurately predicted, but our Predecessor has recognized historical liabilities for these matters based on estimates and applicable accounting guidelines and principles.  These liabilities were based on engineering estimates, expected timing, extent of remedial actions required by governing agencies and experience gained from similar sites for which environmental assessments or remediation have been completed. It is possible that the estimates will change and that remediation costs could be adjusted as more information becomes available.

The accrued liabilities of record at the time of the Offering are included in our Predecessor's combined financial statements. Liabilities were recorded when site restoration and environmental remediation and cleanup obligations were considered probable and could be reasonably estimated. Environmental liabilities of $2.1 million were accrued as of December 31, 2010, for groundwater and soil remediation projects at our Stockton, Burley and Anchorage terminals. These liabilities were retained by Tesoro at the closing of the Offering.

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

Neither we nor our general partner has any contractual obligation to investigate or identify any such unknown environmental liabilities after the closing of the Offering on April 26, 2011. We have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of this Offering and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities. TLLP did not have any environmental liabilities recorded on the consolidated balance sheet as of December 31, 2011.

ACCOUNTING STANDARDS

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note A to our consolidated financial statements in Item 8. We prepare our financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our financial condition and results of operations.

Depreciation. We calculate depreciation expense using the straight-line method based on estimated useful lives and salvage values of assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as maintenance levels, economic conditions impacting the demand for these assets, and regulatory or environmental requirements could cause us to change our estimates, thus impacting the future calculation of depreciation expense. Because of the expected long useful lives of the property and equipment, we depreciate our property and equipment over periods ranging from one to 30 years. Changes in the estimated useful lives of the assets could have a material adverse effect on our results of operations.

Impairment of Long-Lived Assets. We review property, plant and equipment and other long-lived assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Factors that indicate potential impairment include: a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset, and a significant change in the asset’s physical condition or use. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. If this occurs, an impairment loss is recognized equal to the amount by which the asset’s net book value exceeds its fair market value.

Fair market value is generally based on the present values of estimated future cash flows in the absence of quoted market prices. Estimates of future cash flows and fair market values of assets require subjective assumptions with regard to several factors, including an assessment of global market conditions, future operating results and forecasts of the remaining useful lives of the assets. Actual results could differ from those estimates. No impairments of long-lived assets were recorded during the periods included in these financial statements.

Accounting for Asset Retirement Obligations. An asset retirement obligation ("ARO") is an estimated liability for the cost to retire a tangible asset. We have recorded AROs at fair value in the period in which we have a legal obligation to incur this liability and can make a reasonable estimate of the fair value of the liability. Cost projections are based on engineering estimates, expected timing, probability of occurrence, experience gained from similar sites for which comparable projects have been completed and other closure costs using our credit-adjusted risk free rate. These estimates will be re-evaluated and adjusted as necessary as more information becomes available.

The calculation of fair value is based on further assumptions including projected cash flows, inflation, a discount rate, a settlement date or range of potential settlement dates and the probabilities associated with settlement. When the liability is initially recorded, the cost is capitalized by increasing the book value of the related long-lived tangible asset. The liability is accreted through operating expenses to its estimated settlement value and the related capitalized cost is depreciated over the asset’s useful life. Settlement dates are estimated by considering our past practice, industry practice, management’s intent and estimated economic lives.

Estimates of the fair value for certain AROs may not be made as settlement dates (or range of dates) associated with these assets are not estimable because we intend to operate and maintain our assets as long as supply and demand for petroleum products exists. AROs primarily include regulatory or contractual obligations for the expected future demolition or removal of assets and related hazardous materials, if applicable, located at our leased facilities including the demolition or removal of tanks, pipelines or other equipment.

Contingencies. In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters for which the likelihood of loss may be possible but the amount of loss is not currently estimable. We did not have any outstanding lawsuits, administrative proceedings or governmental investigations as of December 31, 2011.

Imbalances. We experience volume gains and losses, which we sometimes refer to as imbalances, within our pipelines, terminals and storage facilities due to pressure and temperature changes, evaporation and variances in meter readings and in other measurement methods. The value of any crude oil or refined product imbalance losses resulting from contractual provisions under which we bear any crude oil volume losses in excess of amounts contractually specified is determined by reference to the monthly average market reference price for the applicable commodity, less a specified discount. Any imbalances under these provisions reduce our operating and maintenance expenses in the period in which they are realized to the extent they are within the loss allowance and increase our operating and maintenance expenses in such period to the extent they exceed the loss allowance.

Unit-based Compensation. Our general partner provides unit-based compensation to officers and non-employee directors for the Partnership, which includes service and performance phantom unit awards. We follow the fair value method of accounting for unit-based compensation. The fair value of our service phantom unit awards on the date of grant is equal to the market price of our common units. We estimate the grant date fair value of performance phantom unit awards using a Monte Carlo simulation at the inception of the award.

The Monte Carlo simulation requires assumptions including the expected term the unit-based awards are held until exercised, the estimated volatility of our unit price over the expected term, the number of awards that will be forfeited prior to vesting, the possibility that the market condition may not be satisfied and the impact of possible differing unit price paths. Expenses related to unit-based compensation are included in general and administrative expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not own the refined products or crude oil that are shipped through our pipelines, distributed through our terminals, or held in our storage facilities, and because all of our commercial agreements with Tesoro, other than our High Plains Pipeline transportation services agreement and our master terminalling services agreement, require Tesoro to bear the risk of any volume loss relating to the services we provide, we have minimal direct exposure to risks associated with fluctuating commodity prices. In addition, our commercial agreements with Tesoro are indexed to inflation and contain fuel surcharge provisions that are designed to substantially mitigate our exposure to increases in diesel fuel prices and the cost of other supplies used in our business. We do not intend to hedge our exposure to commodity risk related to imbalance gains and losses or to diesel fuel or other supply costs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Tesoro Logistics GP, LLC and
Unitholders of Tesoro Logistics LP

We have audited the accompanying consolidated balance sheets of Tesoro Logistics LP as of December 31, 2011 and 2010, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tesoro Logistics LP at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
February 29, 2012

TESORO LOGISTICS LP
STATEMENTS OF CONSOLIDATED OPERATIONS

	Years Ended December 31,
	2011	2010	2009
		Predecessor	Predecessor
REVENUES	(Dollars in thousands, except per unit amounts)
Affiliate	$77,443	$19,477	$19,297
Third-party	3,503	3,823	3,362
Total Revenues	80,946	23,300	22,659
COSTS AND EXPENSES
Operating and maintenance expenses	35,321	32,460	31,452
Depreciation and amortization expenses	8,078	8,006	8,820
General and administrative expenses	7,990	3,198	3,141
Loss on asset disposals	1	512	1,114
Total Costs and Expenses	51,390	44,176	44,527
OPERATING INCOME (LOSS)	29,556	(20,876)	(21,868)
Interest and financing costs, net	(1,610)	—	—
NET INCOME (LOSS)	$27,946	$(20,876)	$(21,868)

Less: Predecessor loss prior to initial public offering on April 26, 2011	(6,622)
Net income subsequent to initial public offering	34,568
Less: General partner's interest in net income subsequent to initial public offering	692
Limited partners' interest in net income subsequent to initial public offering	$33,876

Net income per limited partner unit:
Common - (basic and diluted)	$1.11
Subordinated - Tesoro (basic and diluted)	$1.11

Weighted average limited partner units outstanding:
Common units - basic	15,254,890
Common units - diluted	15,282,366
Subordinated units - Tesoro (basic and diluted)	15,254,890

Cash distribution per unit	$0.9573

See accompanying notes to consolidated financial statements.

TESORO LOGISTICS LP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
		Predecessor
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,326	$—
Receivables
Trade	542	233
Affiliate	11,312	3,738
Prepayments and other current assets	637	—
Total Current Assets	30,817	3,971
NET PROPERTY, PLANT AND EQUIPMENT	136,264	131,490
OTHER NONCURRENT ASSETS	3,072	116
Total Assets	$170,153	$135,577

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable
Trade	$5,727	$1,619
Affiliate	2,759	299
Deferred revenue - affiliate	1,775	—
Accrued liabilities	878	3,238
Total Current Liabilities	11,139	5,156
OTHER NONCURRENT LIABILITIES	44	1,594
DEBT	50,000	—
COMMITMENTS AND CONTINGENCIES (Note L)
EQUITY
Predecessor division equity	—	128,827
Common unitholders - public (14,950,000 units issued and outstanding)	309,731	—
Common unitholders - Tesoro (304,890 units issued and outstanding)	(59,301)	—
Subordinated unitholders - Tesoro (15,254,890 units issued and outstanding)	(143,048)	—
General partner - Tesoro (622,649 units issued and outstanding)	1,588	—
Total Equity	108,970	128,827
Total Liabilities and Equity	$170,153	$135,577

See accompanying notes to consolidated financial statements.

TESORO LOGISTICS LP
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

		Partnership
	Tesoro Logistics LP Predecessor	Common - Public	Common -Tesoro	Subordinated - Tesoro	General Partner - Tesoro	Total
	(Dollars in thousands)
Balance at December 31, 2008	$133,011	$—	$—	$—	$—	$133,011
Net loss	(21,868)	—	—	—	—	(21,868)
Contributions	24,573	—	—	—	—	24,573
Balance at December 31, 2009	$135,716	$—	$—	$—	$—	$135,716
Net loss	(20,876)	—	—	—	—	(20,876)
Contributions	13,987	—	—	—	—	13,987
Balance at December 31, 2010	$128,827	$—	$—	$—	$—	$128,827
Sponsor contribution of division equity to the Predecessor	3,486	—	—	—	—	3,486
Non-cash contributions	4,399	—	—	—	—	4,399
Predecessor loss through April 25, 2011	(6,622)	—	—	—	—	(6,622)
Balance at April 26, 2011 (date of the Offering)	$130,090	$—	$—	$—	$—	$130,090
Net liabilities not assumed by Tesoro Logistics LP	4,389	—	—	—	—	4,389
Allocation of net Sponsor investment to unitholders	(134,479)	—	10,654	72,083	51,742	—
Proceeds from initial public offering, net of underwriters' discount	—	304,527	(191)	(9,615)	(393)	294,328
Offering costs	—	(2,975)	(61)	(3,036)	(124)	(6,196)
Cash distributions	—	(8,893)	(70,107)	(222,426)	(50,371)	(351,797)
Capital contribution	—	—	59	3,008	—	3,067
Partnership earnings April 25 through December 31, 2011	—	16,593	345	16,938	692	34,568
Unit-based compensation	—	479	—	—	—	479
Other	—	—	—	—	42	42
Balance at December 31, 2011	$—	$309,731	$(59,301)	$(143,048)	$1,588	$108,970

See accompanying notes to consolidated financial statements.

TESORO LOGISTICS LP
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
		Predecessor	Predecessor
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(Dollars in thousands)
Net income (loss)	$27,946	$(20,876)	$(21,868)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization expenses	8,078	8,006	8,820
Amortization of debt issuance costs	420	—	—
Unit-based compensation expense	479	—	—
Loss on asset disposals	1	512	1,114
Changes in current assets:
Receivables - trade	(409)	(218)	68
Receivables - affiliate	(5,648)	—	—
Prepayments and other current assets	(773)	—	—
Changes in current liabilities:
Accounts payable - trade	1,518	223	(16)
Accounts payable - affiliate	2,847	(616)	(323)
Accrued liabilities and deferred revenue	3,066	861	(492)
Changes in other noncurrent assets and liabilities	(1,701)	682	373
Net cash from (used in) operating activities	35,824	(11,426)	(12,324)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(8,136)	(2,561)	(12,249)
Net cash used in investing activities	(8,136)	(2,561)	(12,249)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common units, net of underwriters' discount	294,328	—	—
Distributions to General Partner	(50,371)	—	—
Distributions to Common unitholders - Public	(8,893)	—	—
Distributions to Common unitholders - Tesoro	(70,107)	—	—
Distributions to Subordinated unitholders	(222,426)	—	—
Borrowings under revolving credit agreement	50,000	—	—
Offering costs	(6,196)	—	—
Deferred debt issuance costs	(1,852)	—	—
Sponsor contribution of division equity to the Predecessor	3,486	13,987	24,573
Reimbursement of capital expenditures by Sponsor	2,669	—	—
Net cash from (used in) financing activities	(9,362)	13,987	24,573
INCREASE IN CASH AND CASH EQUIVALENTS	18,326	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	—
CASH AND CASH EQUIVALENTS, END OF YEAR	$18,326	$—	$—
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid, net of capitalized interest	$1,165	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Capital expenditures included in accounts payable at period end	$3,581	$194	$685
Receivable from affiliate for capital expenditures	$3,069	$—	$—
Transfer of property, plant and equipment from Sponsor, net of accumulated depreciation	$4,399	$—	$—
Working capital requirements retained by Sponsor	$4,389	$—	$—
See accompanying notes to consolidated financial statements.

TESORO LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used in this report, the terms "Tesoro Logistics LP," "TLLP," the "Partnership," "we," "us," or "our" may refer to Tesoro Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole. References in this report to "Tesoro" or our "Sponsor" refer collectively to Tesoro Corporation and any of its subsidiaries, other than Tesoro Logistics LP, its subsidiaries and its general partner. The information presented in this Annual Report on Form 10-K contains the audited combined financial results of Tesoro Logistics LP Predecessor ("Predecessor"), our predecessor for accounting purposes, for periods presented through April 25, 2011. The consolidated financial results for the year ended December 31, 2011 also include the results of operations for Tesoro Logistics LP for the period beginning April 26, 2011, the date TLLP commenced operations. The balance sheet as of December 31, 2011 presents solely the consolidated financial position of the Partnership.

Description of Business

TLLP is a Delaware limited partnership formed in December 2010 by Tesoro Corporation and its wholly owned subsidiary, Tesoro Logistics GP, LLC, our general partner. On April 26, 2011, we completed our initial public offering (the "Offering") of 14,950,000 common units (including 1,950,000 common units issued pursuant to the exercise of the underwriters' over-allotment option on April 20, 2011), representing limited partner interests.

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements and related notes for the period beginning April 26, 2011 include the accounts of the Partnership and its subsidiaries. All intercompany accounts and transactions have been eliminated.

As an entity under common control with Tesoro, we recorded the assets that Tesoro contributed to us concurrently with the completion of the Offering (see Note B for further information related to the Offering) on our balance sheet at Tesoro's historical basis instead of fair value. Additionally, the accompanying financial statements and related notes for periods presented through April 25, 2011 present the combined financial position, results of operations, cash flows and division equity of our Predecessor at historical cost.

We have evaluated subsequent events through the filing of this Form 10-K.

Summary of Significant Accounting Policies

Use of Estimates. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

TESORO LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents. Cash and cash equivalents include bank deposits and low-risk short-term investments with original maturities of three months or less at the time of purchase. Our cash investment policy disallows investments with sub-prime market exposure. Cash equivalents are stated at cost, which approximates market value. We place our cash deposits and temporary cash investments with high credit quality financial institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

Receivables. The majority of the accounts receivable are due from Tesoro. Credit for non-affiliated customers is extended based on an evaluation of each customer's financial condition and in certain circumstances, collateral, such as letters of credit or guarantees, is required. Our allowance for doubtful accounts is based on various factors including current sales amounts, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. No amounts were recorded for allowance for doubtful accounts as of December 31, 2011 and 2010.

Financial Instruments. The carrying value of our financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximates fair value because of the short maturities of these instruments. Additionally, our debt approximates fair value as our borrowings are under a revolving credit facility.

Property, Plant and Equipment. Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. We capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect construction costs include general engineering, taxes and the cost of funds used during construction. Costs, including complete asset replacements and enhancements or upgrades that increase the original efficiency, productivity or capacity of property, plant and equipment, are also capitalized. The costs of repairs, minor replacements and maintenance projects, which do not increase the original efficiency, productivity or capacity of property, plant and equipment, are expensed as incurred. We capitalize interest as part of the cost of major projects during the construction period. These costs are recorded as a reduction to interest and financing costs.

We compute depreciation of property, plant and equipment using the straight-line method, based on the estimated useful life (one to 30 years) and salvage value of each asset. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as maintenance levels, economic conditions impacting the demand for these assets, and regulatory or environmental requirements could cause us to change our estimates, thus impacting the future calculation of depreciation. We depreciate leasehold improvements over the lesser of the lease term or the economic life of the asset.

Impairment of Long-Lived Assets. We review property, plant and equipment and other long-lived assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets' net book value. If this occurs, an impairment loss is recognized for the difference between the fair value and net book value. Factors that indicate potential impairment include: a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset, and a significant change in the asset's physical condition or use. No impairments of long-lived assets were recorded during the periods included in these financial statements.

Asset Retirement Obligations. An asset retirement obligation ("ARO") is an estimated liability for the cost to retire a tangible asset. We record AROs at fair value in the period in which we have a legal obligation to incur this liability and can make a reasonable estimate of the fair value of the liability. Cost projections are based on engineering estimates, expected timing, probability of occurrence, experience gained from similar sites for which comparable projects have been completed and other closure costs using our credit-adjusted risk free rate.  These estimates will be re-evaluated and adjusted as necessary as more information becomes available. When the liability is initially recorded, the cost is capitalized by increasing the book value of the related long-lived tangible asset. The liability is accreted through operating expenses to its estimated settlement value and the related capitalized cost is depreciated over the asset’s useful life. Settlement dates are estimated by considering our past practice, industry practice, management’s intent and estimated economic lives.

Estimates of the fair value for certain AROs may not be made as settlement dates (or range of dates) associated with these assets are not estimable because we intend to operate and maintain our assets as long as supply and demand for petroleum products exists. AROs primarily include regulatory or contractual obligations for the expected future demolition or removal of assets and related hazardous materials, if applicable, located at our leased facilities including the demolition or removal of tanks, pipelines or other equipment.

TESORO LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies. In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters for which the likelihood of loss may be possible but the amount of loss is not currently estimable. We did not have any outstanding lawsuits, administrative proceedings or governmental investigations as of December 31, 2011.

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

Billings to affiliated customers for obligations under their quarterly minimum revenue commitments (shortfall payments) are recorded as deferred revenue if they have the right to receive future services for these billings. The balance of deferred revenue-affiliate as of December 31, 2011 represents advanced billings as there were no shortfall payments recorded. The revenue is recognized at the earlier of:

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

Unit-based Compensation. Our general partner provides unit-based compensation to officers and non-employee directors for the Partnership, which includes service and performance phantom unit awards. The fair value of our service phantom unit awards on the date of grant is equal to the market price of our common units. We estimate the grant date fair value of performance phantom unit awards using a Monte Carlo simulation at the inception of the award. We amortize the fair value over the vesting period using the straight-line method. The phantom unit awards are settled in TLLP common units. Expenses related to unit-based compensation are included in general and administrative expenses.

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

TESORO LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes. We are a limited partnership and are not subject to federal or state income taxes. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Taxable income may vary substantially from income or loss reported for financial reporting purposes due to differences in the tax bases and financial reporting bases of assets and liabilities, and due to certain taxable income allocation requirements of the partnership agreement. We are unable to readily determine the net difference in the bases of our assets and liabilities for financial and tax reporting purposes because individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units.

U.S. GAAP requires management to evaluate uncertain tax positions taken by the Partnership.  The financial statement effects of a tax position are recognized when the position is more likely than not, based on the technical merits, to be sustained upon examination by the Internal Revenue Service.  Management has analyzed the tax positions taken by the Partnership, and has concluded that there are no uncertain positions taken or expected to be taken. The Partnership is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

New Accounting Standards

Fair Value Measurements and Disclosures. The Financial Accounting Standards Board issued an Accounting Standards Update in May 2011 related to fair value measurements and disclosures to achieve common fair value measurements and additional consistency of disclosures between U.S. GAAP and International Financial Reporting Standards. This standard includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. Some of the changes include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, and (3) quantitative information required for fair value measurements categorized within level 3 of the fair value hierarchy. In addition, this standard requires additional disclosure for level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. This standard is effective for interim and annual periods beginning after December 15, 2011. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

NOTE B - INITIAL PUBLIC OFFERING

Initial Public Offering ("IPO"). On April 20, 2011, the Partnership's common units began trading on the New York Stock Exchange under the symbol "TLLP." On April 26, 2011, we closed our Offering of 14,950,000 common units at a price of $21.00 per unit, which included a 1,950,000 unit over-allotment option that was exercised by the underwriters.

All of our initial net property, plant and equipment was contributed by Tesoro in exchange for:

•	304,890 common units and 15,254,890 subordinated units, representing an approximate aggregate 50% interest, excluding the general partner interest, in TLLP;

•	all of the incentive distribution rights (as discussed in TLLP's partnership agreement);

•	622,649 general partner units, representing a 2% general partner interest; and

•	an aggregate cash distribution of $333.0 million.

We received net proceeds of $286.0 million from the sale of 14,950,000 common units, after offering expenses (the "Offering Costs") and debt issuance costs of $28.0 million and retained $3.0 million of these proceeds for working capital purposes before the cash distribution to Tesoro. We borrowed $50.0 million under a senior secured revolving credit agreement (the "Revolving Credit Facility") at the closing of the Offering (see Note K for more information regarding the Revolving Credit Facility), in order to fund a cash distribution to Tesoro in addition to the $283.0 million net distribution related to IPO proceeds in consideration for contributed assets and to reimburse them for certain capital expenditures incurred with respect to the assets.

TESORO LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE C - RELATED-PARTY TRANSACTIONS

Commercial Agreements. The Partnership entered into various long-term, fee-based commercial agreements with Tesoro at the closing of the Offering, and subsequent to the Offering, under which we provide various pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products.

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

•
a crude oil trucking transportation services agreement under which Tesoro pays the Partnership fees for trucking related services and scheduling and dispatching services that we provide through our High Plains truck-based crude oil gathering operation, which was amended effective January 1, 2012 to extend the agreement to five years and convert fees to mileage- based rates;

•
a 10-year master terminalling services agreement under which Tesoro pays the Partnership fees for providing terminalling services at our eight refined products terminals, which was amended, effective December 1, 2011, to include additional ancillary services for certain terminals;

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

Each of these agreements, other than the SLC storage and transportation services agreement, contain minimum volume commitments. The fees under each agreement are indexed for inflation and, except for the amended trucking transportation services agreement, give Tesoro the option to renew for two five-year terms. The amended trucking transportation services agreement will renew automatically for one five-year term unless earlier terminated by us or Tesoro.

Additionally, these agreements include provisions that permit Tesoro to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur; provided, however that Tesoro will still be responsible for one year of continuing minimum payments. These events include Tesoro deciding to suspend refining operations permanently or indefinitely at one or more of its refineries that will impact the use of assets under these agreements as well as certain extraordinary events beyond the control of us or Tesoro that would prevent us from performing required services under the applicable agreement.

TESORO LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the commercial agreements described above, we also entered into or are contemplating entering into the following agreements with Tesoro:

Omnibus Agreement.  The Partnership entered into an omnibus agreement with Tesoro under which Tesoro agrees not to compete with us under certain circumstances. It also grants us a right of first offer to acquire certain of Tesoro's retained logistics assets, including certain terminals, pipelines, docks, storage facilities and other related assets located in California, Alaska and Washington. Further, the omnibus agreement addresses our payment of an annual fee to Tesoro for the provision of various general and administrative services. Tesoro also reimburses the Partnership for certain maintenance and expansion capital expenditures that are recorded as capital contributions, and Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership or operation of our assets arising at or before the closing of the Offering on April 26, 2011.

Operational Services Agreement.  The Partnership entered into an operational services agreement with Tesoro under which we reimburse Tesoro for the provision of certain operational services to us in support of our pipelines, terminals and storage facility including operational services performed by certain of Tesoro's field-level employees. There is an annual fee, initially in the amount of $0.3 million (prorated for the first year of services), for reimbursement of our general partner and its affiliates for certain operational services performed by certain of Tesoro's field-level employees in support of our pipelines, terminals and storage facility as outlined in our operational services agreement. Additional amounts are charged in accordance with the agreement as necessary.

TLLP Transactions. Revenues from affiliates consist of revenues from commercial agreements we entered into with Tesoro at the closing of the Offering and subsequent to the Offering under which Tesoro pays us fees for gathering, transporting and storing crude oil and transporting, storing and terminalling refined products. Pursuant to our omnibus agreement, we pay Tesoro an annual corporate services fee, payable in equal monthly installments, initially in the amount of $2.5 million (prorated for the first year of services), for the provision of various centralized corporate services including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, insurance coverage, administration and other corporate services.

Predecessor Transactions. Related-party transactions of our Predecessor were settled through division equity. The balance in receivables and accounts payable from affiliated companies represents the amount owed from or to Tesoro related to certain affiliate transactions. Revenues from affiliates in the combined statements of operations of our Predecessor consist of revenues from gathering and transportation services to Tesoro and its affiliates based on regulated tariff rates for the FERC regulated portions of our High Plains system.

Summary of Transactions. A summary of revenue and expense transactions with Tesoro, including expenses directly charged and allocated to our Predecessor, are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
		Predecessor	Predecessor
Revenues	$77,443	$19,477	$19,297
Operating and maintenance expenses (a)	14,907	32,460	31,452
General and administrative expenses	7,379	3,198	3,141
____________
(a) Operating and maintenance expenses include imbalance settlement gains of $7.2 million, $3.3 million and $1.6 million in the years ended December 31, 2011, 2010 and 2009, respectively. It also includes operating lease expenses of $0.2 million, $0.4 million and $0.2 million in the years ended December 31, 2011, 2010 and 2009, respectively, related to our sublease from Tesoro of our Anchorage terminal.

In accordance with our partnership agreement, our common and subordinated units and general partner interest are entitled to receive quarterly distributions of available cash. In 2011, we paid quarterly cash distributions, totaling $9.6 million to Tesoro. On January 19, 2012, we declared a quarterly cash distribution of $0.3625 per unit based on the results of the fourth quarter of 2011, including $5.9 million to Tesoro, which was paid on February 13, 2012.

TESORO LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - NET INCOME PER UNIT

The following is a summary of net income (loss) for the year ended December 31, 2011 (in thousands), disaggregated between the Predecessor and the Partnership:

	Tesoro Logistics LP Predecessor	Tesoro Logistics LP	Year Ended
			December 31, 2011
	Through April 25, 2011	From April 26, 2011
REVENUES	$8,198	$72,748	$80,946
COSTS AND EXPENSES
Operating and maintenance expenses	10,907	24,414	35,321
Depreciation and amortization expenses	2,353	5,725	8,078
General and administrative expenses	1,560	6,430	7,990
Loss on asset disposals	—	1	1
Total Costs and Expenses	14,820	36,570	51,390
OPERATING INCOME (LOSS)	(6,622)	36,178	29,556
Interest and financing costs, net	—	(1,610)	(1,610)
NET INCOME (LOSS)	$(6,622)	$34,568	$27,946

Basic net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, the holder of the IDRs, pursuant to our partnership agreement, which are declared and paid following the close of each quarter.

Net income per unit is only calculated for the Partnership after the Offering as no units were outstanding prior to April 26, 2011. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. The basic weighted-average number of units outstanding equals the total number of units outstanding as of December 31, 2011.

Diluted net income per unit includes the effects of potentially dilutive units on our common units, consisting of unvested service and performance phantom units. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

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

TESORO LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

Year Ended
December 31, 2011
Net income subsequent to initial public offering	$34,568
Less: General partner's interest in net income subsequent to initial public offering	692
Limited partners' interest in net income subsequent to initial public offering	$33,876

Weighted average limited partner units outstanding:
Common units - basic	15,254,890
Common unit equivalents	27,476
Common units - diluted	15,282,366

Subordinated units - Tesoro (basic and diluted)	15,254,890

Net income per limited partner unit:
Common - basic	$1.11
Common - diluted	$1.11
Subordinated - Tesoro (basic and diluted)	$1.11

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in thousands):

	December 31, 2011	December 31, 2010
		Predecessor
Crude Oil Gathering	$97,249	$94,482
Terminalling, Transportation and Storage	108,929	98,771
Gross Property, Plant and Equipment	206,178	193,253
Less: Accumulated depreciation	69,914	61,763
Net Property, Plant and Equipment	$136,264	$131,490

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $0.1 million for the year ended December 31, 2011 and is recorded as a reduction to interest and financing costs. Immaterial amounts of capitalized interest were recorded for Predecessor periods. Depreciation expense totaled $8.1 million, $8.0 million and $8.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE F - OTHER NONCURRENT ASSETS

Other noncurrent assets are as follows (in thousands):

	December 31, 2011	December 31, 2010
		Predecessor
Deposits	$1,527	$—
Deferred finance costs	1,432	—
Deferred maintenance costs, net of amortization	113	116
Total Other Noncurrent Assets	$3,072	$116

TESORO LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	December 31, 2011	December 31, 2010
		Predecessor
Taxes other than income taxes	$667	$607
Utilities	143	502
Interest and financing costs	18	—
Deferred revenue - trade	10	25
Employee costs - affiliate	—	895
Environmental liabilities	—	526
Accrued vacation	—	519
Capital expenditures	—	164
Other	40	—
Total Accrued Liabilities	$878	$3,238

NOTE H - OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are as follows (in thousands):

	December 31, 2011	December 31, 2010
		Predecessor
Asset retirement obligations	$44	$41
Environmental liabilities	—	1,553
Total Other Noncurrent Liabilities	$44	$1,594

For further discussion related to environmental liabilities and AROs, see Note L - Commitments and Contingencies.

NOTE I - BENEFIT PLANS

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

Our portion of our Sponsor's employee benefit plan expenses were $1.6 million, $0.4 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Our Predecessor's share of such costs was $0.3 million, $0.4 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE J - MAJOR CUSTOMER AND CONCENTRATIONS OF CREDIT RISK

TRMC, a wholly owned subsidiary of Tesoro, accounted for 96% of our total revenues in the year ended December 31, 2011. Historically, TRMC was a customer of the crude oil gathering segment and accounted for 84% and 85% of our Predecessor's total revenues in the years ended December 31, 2010 and 2009, respectively. These percentages are not comparable as no revenues were recorded for the Predecessor with TRMC in the terminalling, transportation and storage segment or for trucking services in the crude oil gathering segment prior to April 26, 2011.

TESORO LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - DEBT

We entered into the Revolving Credit Facility, concurrent with the closing of the Offering on April 26, 2011, with a syndicate of banks and financial institutions. The Revolving Credit Facility provides for total loan availability of $150.0 million and allows us to request that the capacity be increased up to an aggregate of $300.0 million, subject to receiving increased commitments from the lenders. The Revolving Credit Facility is non-recourse to Tesoro, except for Tesoro Logistics GP (our general partner), and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings available under the Revolving Credit Facility are up to the total available revolving capacity of the facility. We had $50.0 million of borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused credit availability of $99.7 million or 66% of the borrowing capacity as of December 31, 2011.

Borrowings under the Revolving Credit Facility bear interest at either a base rate plus the base rate margin or a Eurodollar rate plus the Eurodollar margin, upon election. The applicable margin varies based upon a certain coverage ratio, as defined. We also incur commitment fees for the unused portion of the Revolving Credit Facility at an annual rate. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate. The Revolving Credit Facility is scheduled to mature on April 25, 2014.

Our Revolving Credit Facility, as of December 31, 2011, was subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
TLLP Revolving Credit Facility (a)	0.30%	2.50%	3.25%	1.50%	0.50%
____________
(a) We have the option to elect if the borrowings will bear interest at either a base rate plus the base rate margin, or a Eurodollar rate, for the applicable period, plus the Eurodollar margin at the time of the borrowing.

The aggregate maturities of long-term debt for each of the next five years following December 31, 2011 were: 2014 - $50 million.

NOTE L - COMMITMENTS AND CONTINGENCIES

Commitments

Future minimum annual payments applicable to all noncancellable operating leases and purchase obligations as of December 31, 2011 are as follows (in thousands):

	Payments Due by Period
	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases	$2,021	$1,802	$1,047	$549	$505	$28	$5,952
Purchase Obligations	108	—	—	—	—	—	108
Total	$2,129	$1,802	$1,047	$549	$505	$28	$6,060

We have various cancellable and noncancellable operating leases related to land, trucks, terminals, right-of-way permits and other operating facilities. In general, these leases have remaining primary terms up to 9 years and typically contain multiple renewal options. Total lease expense for all operating leases, including leases with a term of one month or less, was $2.9 million, $2.5 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

TESORO LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our purchase obligations include service agreement commitments that are enforceable and legally binding on us that meet any of the following criteria: (1) they are non-cancellable, (2) we would incur a penalty if the agreement was cancelled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If we can unilaterally terminate the agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the termination fee or the amount that would be paid over the "notice period." Contracts that can be unilaterally terminated without a penalty are not included. Total expense under these service agreements was $0.2 million for the year ended December 31, 2011. No amounts were recorded for the years ended December 31, 2010 and 2009, respectively.

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

Contingencies

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but the Predecessor has accrued liabilities for certain of these matters based on our best estimates and applicable accounting guidelines and principles if the amount is probable and estimable. (See Notes G and H for amounts accrued for environmental liabilities and AROs). Contingencies arising after the closing of the Offering from conditions existing before April 26, 2011, will be recorded in accordance with the indemnification terms set forth in the omnibus agreement, while any contingencies arising from events after April 25, 2011, will be fully recognized by TLLP. We did not have any outstanding lawsuits, administrative proceedings or governmental investigations as of December 31, 2011.

Environmental Liabilities

Our Predecessor recorded environmental liabilities when environmental assessments and/or remedial efforts were probable and could be reasonably estimated. Environmental liabilities of $2.1 million were accrued as of December 31, 2010, for groundwater and soil remediation projects at our Stockton, Burley and Anchorage terminals. These liabilities were retained by Tesoro at the closing of the Offering. Further, the Predecessor capitalized environmental expenditures that extended the life or increased the capacity of assets as well as expenditures that prevented environmental contamination. The Partnership did not have any accruals for environmental liabilities as of December 31, 2011.

Asset Retirement Obligations

AROs primarily include regulatory or contractual obligations for the expected future demolition or removal of assets and related hazardous materials, if applicable, located at our leased facilities. Our Predecessor has historically recorded liabilities for AROs at a number of operated pipeline, terminal and storage properties. Upon completion of the Offering, the Partnership assumed the existing AROs and adopted the accounting policies of the Predecessor in recognizing future liabilities.  Changes in AROs for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	December 31, 2011	December 31, 2010
		Predecessor
Balance, January 1	$41	$43
Accretion Expense	3	2
Changes in timing and amount of estimated cash flows	—	(4)
Balance, December 31	$44	$41

TESORO LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EQUITY

We had 14,950,000 common public units outstanding as of December 31, 2011. Additionally, Tesoro owned 304,890 of our common units, 15,254,890 of our subordinated units and 622,649 of our general partner units (the 2% general partner interest) as of December 31, 2011, which together constitutes a 52% ownership interest in us. The Offering transactions were allocated in accordance with agreements signed concurrently with the Offering and the pro-rata ownership of the units held by Tesoro. There have not been any changes to the number of outstanding shares since the closing of the Offering.

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

The calculation of net income allocated to the partners is as follows (in thousands, except per unit amounts):

Net Income Attributable to Tesoro Logistics LP Limited Partner Unit - Common Units
Year ended December 31, 2011
Distributions (a)	$14,603
Undistributed earnings	2,335
Limited partners' interest in net income subsequent to initial public offering	$16,938

Net Income Attributable to Tesoro Logistics LP Limited Partner Unit - Subordinated Units
Year ended December 31, 2011
Distributions (a)	$14,603
Undistributed earnings	2,335
Limited partners' interest in net income subsequent to initial public offering	$16,938
____________
(a) The total distributions declared per unit were $0.9573.

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

	Total quarterly distribution per unit target amount		Marginal percentage interest in distributions
			Unitholders	General Partner	Incentive Distribution Rights
Minimum Quarterly Distribution	$0.337500		98%	2%	—
First Target Distribution	Above $0.337500	up to $0.388125	98%	2%	—
Second Target Distribution	Above $0.388125	up to $0.421875	85%	2%	13%
Third Target Distribution	Above $0.421875	up to $0.506250	75%	2%	23%
Thereafter	Above $0.506250		50%	2%	48%

TESORO LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash distributions. Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. In accordance with our partnership agreement, on January 19, 2012, we declared a quarterly cash distribution, based on the results of the fourth quarter of 2011, totaling $11.3 million, or $0.3625 per unit, or $1.45 per unit on an annualized basis. This distribution was paid on February 13, 2012 to unitholders of record on February 3, 2012.

We did not pay any IDRs to our general partner in the year ended December 31, 2011. The allocation of total quarterly cash distributions to general and limited partners is as follows for the year ended December 31, 2011. Our distributions are declared subsequent to quarter end; therefore, the table represents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

Year ended December 31, 2011
General partner's interest	$597

Limited partners' distribution:
Common	14,603
Subordinated	14,603
Total Cash Distributions	$29,803
Cash distributions per unit	$0.9573

NOTE N - EQUITY-BASED COMPENSATION

The Tesoro Logistics LP 2011 Long-Term Incentive Plan (the "LTIP") was adopted by the Tesoro Logistics GP, LLC Board of Directors in connection with the closing of the initial public offering on April 26, 2011 and provides for awards of options, restricted units, phantom units, distribution equivalent rights, substitute awards, unit appreciation rights and unit awards to be available for employees, consultants and directors of the general partner and any of their affiliates who perform services for the Partnership. The Partnership had 662,327 units available for future grants under the LTIP at December 31, 2011, assuming a 200% payout of performance phantom unit awards. When the awards granted under the LTIP vest we will issue new TLLP common units.

Unit-based compensation expense related to the Partnership that was included in our statements of consolidated operations was as follows (in thousands):

Year ended December 31, 2011
Service phantom units	$146
Performance phantom units	333
Total Unit-Based Compensation Expense	$479

Service Phantom Unit Awards. During the year ended December 31, 2011, our general partner issued service phantom unit awards with tandem distribution equivalent rights to certain directors and employees under the LTIP in connection with the closing of the Offering. The fair value of each phantom unit on the grant date is equal to the market price of our common unit on that date. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Non-employee director awards vest at the end of a one-year period and employee awards vest ratably over a three-year service period. Total unrecognized compensation cost related to our nonvested service phantom units totaled $0.2 million as of December 31, 2011, which is expected to be recognized over a weighted-average period of 1.8 years. The fair value of nonvested service phantom units outstanding as of December 31, 2011 totaled $0.5 million.

TESORO LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of our service phantom unit award activity for the twelve months ended December 31, 2011 is set forth below:

	Number of Service Phantom Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2011	—	$—
Granted	14,073	23.24
Nonvested at December 31, 2011	14,073	$23.24

Performance Phantom Unit Awards. Our general partner granted performance phantom unit awards to certain officers in May 2011. These performance phantom unit awards represent the right to receive a TLLP common unit at the end of the approximately three-year performance period depending on the Partnership's achievement of pre-established performance measures. The value of the award ultimately paid will be based on our relative total unitholder return against the performance peer group over the performance period. The performance phantom unit awards can range from 0% to 200% of the targeted award value. Our estimated payout was 200% based on results through December 31, 2011. The fair value of each performance phantom unit award is estimated at the grant date using a Monte Carlo simulation model. The estimated fair value is amortized over a vesting period of 2.63 years using the straight-line method. Total unrecognized compensation cost related to our nonvested performance phantom units totaled $0.9 million as of December 31, 2011, which is expected to be recognized over a weighted-average period of 2.0 years.

A summary of our performance phantom unit award activity for the year ended December 31, 2011, assuming a 100% payout, is set forth below:

	Number of Performance Phantom Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2011	—	$—
Granted	36,800	32.99
Nonvested at December 31, 2011	36,800	$32.99

Expected volatilities are based on the historical volatility of peer companies over approximately the last three years, which is indicative of the performance period for the awards. Expected dividend yield assumes dividends or distributions are incorporated into the unit price movements of the peer group. The risk-free rate for periods within the performance period is based on the U.S. Treasury yield curve in effect at the time of grant. A summary of weighted average assumptions as of the grant date is presented below:

Expected volatility	41%
Expected dividend yield	—%
Expected forfeiture rate	—%
Risk-free interest rate	0.79%
Unit price on date of grant	$23.11

Sponsor's Stock-based Compensation. Employees supporting the Predecessor's operations received long-term incentive compensation that is part of Tesoro's stock-based compensation programs, which primarily consist of stock options, restricted common stock and stock appreciation rights issued to certain officers and other key employees. The fair value of each stock option issued is estimated on the grant date using the Black-Scholes option-pricing model and is amortized over the vesting period using the straight-line method. These awards generally will become exercisable after one year in 33% annual increments and expire ten years from the date of grant. The fair value of restricted common stock on the grant date is equal to the market value of a share of Tesoro stock on that date. These awards generally vest in annual increments ratably over three years. The fair value of a stock appreciation right is estimated at the end of each reporting period using the Black-Scholes option-pricing model. These awards generally vest ratably over three years following the date of grant and expire seven years from the grant date.

Certain Tesoro employees supporting the Predecessor's operations were historically granted these types of awards. The Predecessor was allocated expenses for stock-based compensation costs. These costs are included in the Predecessor's general and administrative expenses. The Predecessor allocated expense was $0.7 million, $0.3 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. However, the Partnership will not be allocated these stock-based compensation costs as they are included with the services provided under the omnibus agreement.

TESORO LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - SEGMENT DISCLOSURES

Our revenues are derived from two operating segments: Crude Oil Gathering and Terminalling, Transportation and Storage. Our assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana, eight refined products terminals in the midwestern and western United States, a crude oil and refined products storage facility and five related short-haul pipelines. Our revenues are generated from existing third-party contracts and from commercial agreements we entered into with Tesoro at the closing of the Offering, and subsequent to the Offering, under which Tesoro pays us fees for gathering, transporting and storing crude oil and transporting, storing and terminalling refined products. The commercial agreements with Tesoro are described in Note C. The tariff rates for intrastate transportation on our High Plains system were adjusted in January 2011 to reflect more uniform mileage-based rates that are comparable to rates for similar pipeline gathering and transportation services in the area. This adjustment has created an overall increase in revenues that we receive for committed and uncommitted intrastate transportation services on our High Plains system. We do not have operations in foreign countries. Therefore, revenue in foreign countries and long-lived assets located in foreign countries are not material to our operations.

Crude Oil Gathering.  Our crude oil gathering system in North Dakota and Montana, which we refer to as our High Plains system, includes an approximate 27,000 barrels per day ("bpd") truck-based crude oil gathering operation and approximately 700 miles of common carrier pipeline (the "High Plains Pipeline") and related storage assets. The High Plains system has the capacity to deliver up to 85,000 bpd to Tesoro's North Dakota refinery, which is presently limited to processing 60,000 bpd of shipments, and 9,000 bpd into a third-party pipeline at Richey, Montana. This system gathers and transports crude oil produced in the Williston Basin including production from the Bakken Shale formation. We refer to this area, a significant portion of which is serviced by our High Plains system, as the Bakken Shale/Williston Basin area.

Terminalling, Transportation and Storage.  We own and operate eight refined products terminals with aggregate truck and barge delivery capacity of approximately 239,300 bpd. The terminals provide distribution primarily for refined products produced at Tesoro's refineries located in Los Angeles and Martinez, California (the Los Angeles and Martinez refineries, respectively); Salt Lake City, Utah (the Utah refinery); Kenai, Alaska (the Alaska refinery); Anacortes, Washington (the Washington refinery); and Mandan, North Dakota (the North Dakota refinery). We also own and operate assets that exclusively support Tesoro's Utah refinery, including a refined products and crude oil storage facility with total shell capacity of approximately 878,000 barrels and three short-haul crude oil supply pipelines and two short-haul refined product delivery pipelines connected to third-party interstate pipelines.

The operating segments adhere to the accounting polices used for our consolidated financial statements, as described in Note A. Our operating segments are strategic business units that offer different services and are managed separately because each segment requires different industry knowledge, technology and marketing strategies. We evaluate the performance of each segment based on its respective operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. General and administrative expenses not directly attributable to an individual segment and interest and financing costs are excluded from segment operating income. Identifiable assets not directly attributable to a segment include cash and other assets that are not associated with a specific operating segment.

TESORO LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information is as follows (in thousands):

	Years Ended December 31,
	2011 (a)	2010	2009
REVENUES		Predecessor	Predecessor
Crude Oil Gathering:
Affiliate (b)	$44,570	$19,477	$19,297
Third-party	389	115	125
Total Crude Oil Gathering	44,959	19,592	19,422
Terminalling, Transportation and Storage:
Affiliate (b)	32,873	—	—
Third-party	3,114	3,708	3,237
Total Terminalling, Transportation and Storage	35,987	3,708	3,237
Total Segment Revenues	$80,946	$23,300	$22,659

OPERATING AND MAINTENANCE EXPENSES
Crude Oil Gathering	$23,721	$19,622	$18,917
Terminalling, Transportation and Storage	11,600	12,838	12,535
Total Segment Operating and Maintenance Expenses	$35,321	$32,460	$31,452

DEPRECIATION AND AMORTIZATION EXPENSES
Crude Oil Gathering	$3,141	$3,097	$3,073
Terminalling, Transportation and Storage	4,937	4,909	5,747
Total Segment Depreciation and Amortization Expenses	$8,078	$8,006	$8,820

GENERAL AND ADMINISTRATIVE EXPENSES
Crude Oil Gathering	$1,304	$563	$536
Terminalling, Transportation and Storage	1,566	406	379
Total Segment General and Administrative Expenses	$2,870	$969	$915

(GAIN) LOSS ON ASSET DISPOSALS
Crude Oil Gathering	$(10)	$62	$45
Terminalling, Transportation and Storage	11	450	1,069
Total Segment Loss on Asset Disposals	$1	$512	$1,114

OPERATING INCOME (LOSS)
Crude Oil Gathering	$16,803	$(3,752)	$(3,149)
Terminalling, Transportation and Storage	17,873	(14,895)	(16,493)
Total Segment Operating Income (Loss)	34,676	(18,647)	(19,642)
Unallocated general and administrative expenses	(5,120)	(2,229)	(2,226)
Interest and financing costs, net	(1,610)	—	—
NET INCOME (LOSS)	$27,946	$(20,876)	$(21,868)
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

TESORO LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital expenditures by operating segment were as follows (in thousands):

	December 31,
	2011	2010	2009
Capital Expenditures		Predecessor	Predecessor
Crude Oil Gathering	$5,546	$271	$92
Terminalling, Transportation and Storage	5,977	1,799	9,142
Total Capital Expenditures	$11,523	$2,070	$9,234

Total identifiable assets by operating segment were as follows (in thousands):

	December 31,
	2011	2010	2009
Identifiable Assets		Predecessor	Predecessor
Crude Oil Gathering	$72,795	$68,902	$71,207
Terminalling, Transportation and Storage	76,667	66,675	70,008
Other	20,691	—	—
Total Identifiable Assets	$170,153	$135,577	$141,215

NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters
	First	Second	Third	Fourth	Total Year
2011 (a)	(Dollars in thousands, except per unit amounts)
Total Revenues	$6,270	$19,766	$27,127	$27,783	$80,946
Operating and Maintenance Expenses	8,708	8,141	7,382	11,090	35,321
Operating Income (Loss)	(5,814)	7,548	15,728	12,094	29,556
Net Income (Loss)	(5,814)	7,087	15,127	11,546	27,946
Limited partners' interest in net income subsequent to initial public offering	—	7,738	14,824	11,314	33,876
Net Income per limited partner unit: (b)
Common (basic and diluted)	$—	$0.25	$0.49	$0.37	$1.11
Subordinated - Tesoro (basic and diluted)	$—	$0.25	$0.49	$0.37	$1.11
2010 (Predecessor) (b)
Total Revenues	$5,896	$4,922	$6,156	$6,326	$23,300
Operating and Maintenance Expenses	8,043	8,081	9,360	6,976	32,460
Operating Loss	(4,781)	(6,431)	(6,124)	(3,540)	(20,876)
Net Loss	(4,781)	(6,431)	(6,124)	(3,540)	(20,876)
____________
(a) The information presented includes the results of operations of our Predecessor for periods presented through April 25, 2011 and of TLLP for the period beginning April 26, 2011, the date TLLP commenced operations.
(b) Net income per unit is only calculated for the Partnership after the Offering as no units were outstanding prior to April 26, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the year. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Exchange Act is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

The Securities and Exchange Commission ("SEC"), as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring companies to file reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. This, our first Annual Report on Form 10-K, will not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting and our independent registered public accounting firm will report on such assertion as of December 31, 2012.

ITEM 9B. OTHER INFORMATION

Item 1.01	Entry into a Material Definitive Agreement.

Amendment No. 1 to Omnibus Agreement

Tesoro Logistics LP (the “Partnership”), in connection with the closing of our initial public offering on April 26, 2011, entered into an Omnibus Agreement (the “Omnibus Agreement”) with our general partner, Tesoro Logistics GP, LLC (the “General Partner”), and Tesoro Corporation (“Tesoro”), Tesoro Refining and Marketing Company ("TRMC"), Tesoro Alaska Company ("Tesoro Alaska") and Tesoro Companies, Inc., (collectively, the "Parties"). On February 28, 2012, the Parties entered into Amendment No. 1 to the Omnibus Agreement (the "Amendment") to clarify certain language and reflect the original intent of the Parties with respect to the allocation of certain severance and change-of-control benefits.

The foregoing description is not complete and is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 10.11 to this Annual Report on Form 10-K and is incorporated herein by reference.

Terminal Expansion Agreement

Tesoro Logistics Operations LLC ("TLO" or the “Operating Company”), one of our subsidiaries, previously entered into a Master Terminalling Services Agreement (the "MTSA") with TRMC under which TLO provides dedicated terminalling services for TRMC and Tesoro Alaska at certain petroleum products terminals specified in the MTSA. On February 27, 2012, the Operating Company and TRMC entered into a Terminal Expansion Agreement (the "Expansion Agreement") that provides for the MTSA to be amended upon completion of a capital expansion project. The Expansion Agreement was entered into because TRMC desires to have the operating capacity at the Operating Company's Stockton terminal increased in order to allow additional throughput, and the Operating Company is willing to undertake such capital project provided that the minimum volume throughput commitment under the MTSA is increased.

The expansion project at the Stockton terminal contemplated by the Expansion Agreement includes the construction of two product storage tanks totaling 90,000 barrels ("bbls") of shell capacity, replacement of the vapor recovery unit with one of greater capacity, and various related changes to the Stockton terminal's infrastructure to increase its maximum throughput from 7,600 bbls/day to 18,000 bbls/day (collectively, the “Stockton Expansion Project”).

The MTSA currently provides for an aggregate Minimum Throughput Commitment of 100,000 bbls/day each month for all the terminals covered thereby, of which 7,600 bbls/day is the Stipulated Volume allocated to throughput at the Stockton terminal. Upon completion of the Stockton Expansion Project, the MTSA will be amended to increase the aggregate Minimum Throughput Commitment by 8,400 bbls/day to 108,400 bbls/day (provided that there are no other changes in the Minimum Throughput Capacity related to changes in the Stipulated Volume of other terminals) and the Stipulated Volume for the Stockton terminal will be increased to 16,000 bbls/day. There will also be a specific commitment (the "Stockton Minimum Throughput Commitment") for TRMC to throughput at the Stockton terminal a minimum volume of 13,600 bbls/day, which will be supplemental to the overall Minimum Throughput Capacity for all terminals subject to the MTSA.

The foregoing description is not complete and is qualified in its entirety by reference to the Expansion Agreement, which is filed as Exhibit 10.21 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Tesoro Logistics GP, LLC, our general partner, is a wholly-owned, direct subsidiary of Tesoro Corporation. Our general partner manages our operations and activities on our behalf through its officers and directors. References in this Part III to the "Board," "directors," or "officers" refer to the Board, directors and officers of our general partner.

Director Experience and Qualifications

We believe that the Board, as a whole, should possess a combination of skills, professional experience, and diversity of backgrounds and perspectives necessary to oversee our business and bring different experiences and perspectives to the Board. In addition, there are certain attributes that every director should possess, which are described below. Accordingly, Tesoro Corporation and the Board consider the qualifications of directors and director candidates individually and in the broader context of the Board's overall composition and our current and future needs.

The Board is responsible for annually reviewing the appropriate skills and characteristics required of directors in the context of the current makeup of the Board. As set forth in the Corporate Governance Guidelines, these criteria include issues of diversity, age, education, skills, integrity, leadership and judgment all in the context of an assessment of the perceived needs of the Board at that point in time. Among other things, the Board has determined that it is important to have individuals with the following skills and experiences on the Board:

•
Leadership experience, as directors with experience in significant leadership positions possess strong abilities to motivate and manage others and to identify and develop leadership qualities in others.

•	Knowledge of the energy industry, particularly logistics operations, which is relevant to understanding our business and strategy.

•	Operations experience, as it gives directors a practical understanding of developing, implementing and assessing our business strategy and operating plan.

•	Legal experience, which is relevant to oversight of our legal and compliance matters.

•	Risk management experience, which is relevant to the Board's oversight of our risk assessment and risk management programs.

•
Financial/accounting experience, particularly knowledge of finance and financial reporting processes, which is relevant to understanding and evaluating our capital structure and overseeing the preparation of our financial statements, and internal controls over financial reporting.

•	Government/regulatory experience, which is relevant to us as we operate in a heavily regulated industry that is directly affected by governmental requirements.

•	Strategic planning experience, which is relevant to the Board's review of our strategies and monitoring their implementation and results.

•	Talent management experience, which is valuable in helping us attract, motivate and retain top candidates for management positions.

•	Public company board service, as directors who have served on other public company boards have experience overseeing and providing insight and guidance to management.

The specific qualifications and experience of the individual directors are set forth below.

Directors and Executive Officers of Tesoro Logistics GP, LLC (our General Partner)

Our common unitholders do not nominate candidates for, or vote for the election of, the directors of the general partner. The general partner is a limited liability company, and its directors are elected by its sole member, which is Tesoro Corporation. The directors of our general partner hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. The executive officers of the general partner are appointed by its directors. The following table shows information for the current directors and executive officers of the general partner.

Name	Age	Position with the General Partner
Gregory J. Goff	55	Chairman of the Board of Directors and Chief Executive Officer
Phillip M. Anderson	46	President and Director
Raymond J. Bromark	66	Director
Mary F. Morgan	59	Director
Thomas C. O'Connor	56	Director
Charles S. Parrish	54	Vice President, General Counsel, Secretary and Director
Daniel R. Romasko	48	Vice President, Chief Operating Officer and Director
G. Scott Spendlove	48	Vice President, Chief Financial Officer and Director
Ralph J. Grimmer	60	Vice President, Operations

Gregory J. Goff.  Gregory J. Goff was appointed Chief Executive Officer and Chairman of the Board of Directors of our general partner in December 2010. Mr. Goff has also served as Chief Executive Officer and President of Tesoro since May 2010. While he devotes the majority of his time to his roles at Tesoro, Mr. Goff also spends time, as needed, directly managing our business and affairs. Prior to joining Tesoro, Mr. Goff was Senior Vice President, Commercial with ConocoPhillips Corporation, an international, integrated energy company, from 2008 to 2010. He held various other positions at ConocoPhillips from 1981 to 2008, including director and CEO of Conoco JET Nordic from 1998 to 2000; Chairman and Managing Director of Conoco Limited, a UK-based refining and marketing affiliate, from 2000 to 2002; President of ConocoPhillips Europe and Asia Pacific downstream from 2002 to 2004; President of ConocoPhillips U.S. Lower 48 and Latin America exploration and production business from 2004 to 2006; and President of ConocoPhillips specialty businesses and business development from 2006 to 2008. Mr. Goff serves as a director of the American Fuel and Petrochemical Manufacturers trade association and on the National Advisory Board of the University of Utah Business School. Previously, Mr. Goff served on the board of Chevron Phillips Chemical Company, a private company, and was a member of the upstream and downstream committees of the American Petroleum Institute. Mr. Goff received a bachelor's degree in science from the University of Utah and a master's degree in business administration from the University of Utah.

We believe Mr. Goff brings to the Board a deep understanding of and unique perspective on our business, operations and market environment, as well as that of Tesoro. Mr. Goff also brings to the Board leadership, industry, strategic planning and operations experience.

Current Public Company Directorships: Polyone Corp. and Tesoro Corporation (Tesoro and its subsidiaries collectively own approximately 52% of our partnership interests)

Former Public Company Directorships: DCP Midstream GP, LLC (from 2008 until 2010)

Phillip M. Anderson.  Phillip M. Anderson was appointed President and a member of the Board of Directors of our general partner in December 2010. Mr. Anderson served as Vice President, Strategy for Tesoro from April 2010 until December 2010. Prior to that, he served Tesoro as Vice President, Financial Optimization & Analytics beginning in June 2008 and Vice President, Treasurer beginning in June 2007. Mr. Anderson joined Tesoro in December 1998 as Senior Financial Analyst and worked in a variety of strategic and financial roles. Mr. Anderson worked extensively on Tesoro's acquisitions and divestitures from 1999 through 2010, including valuation, negotiating, analysis, diligence, and financing activities. Mr. Anderson began his career in 1991 at Ford Motor Company and worked in a variety of financial roles at that company. Mr. Anderson received a bachelor's degree in economics from the University of Texas at Austin and received a master's degree in business administration with a concentration in finance from Southern Methodist University.

We believe that Mr. Anderson's extensive energy industry background, particularly his expertise in corporate strategy and business development, brings important experience and skills to the Board.

Raymond J. Bromark. Raymond J. Bromark was elected as a member of the Board of Directors of our general partner in March 2011. Mr. Bromark is a retired Partner of PricewaterhouseCoopers, LLP ("PwC"), an international accounting and consulting firm. He joined PwC in 1967 and became a Partner in 1980. He was Partner and Head of the Professional, Technical, Risk and Quality Group of PwC from 2000 to 2006, a Global Audit Partner from 1994 to 2000 and Deputy Vice Chairman, Auditing and Business Advisory Services from 1990 to 1994. In addition, he served as a consultant to PwC from 2006 to 2007. In previous years Mr. Bromark has participated as a member of the Advisory Board of the University of Delaware's Weinberg Center for Corporate Governance. Mr. Bromark was PwC's representative on the Executive Committee of AICPA's Center for Public Company Audit Firms. He has also been a member of the Financial Accounting Standards Board Advisory Council, the Public Company Accounting Oversight Board's Standing Advisory Group, the AICPA's Special Committee on Financial Reporting, the AICPA's SEC Practice Section Executive Committee and the AICPA's Ethics Executive Committee. Mr. Bromark earned a Bachelor's of Science degree in business management from Quincy University.

We believe that Mr. Bromark's extensive experience in accounting, auditing, financial reporting, and compliance and regulatory matters; deep understanding of financial controls and familiarity with large public company audit clients; and extensive experience in leadership positions at PwC bring important and necessary skills to the Board.

Current Public Company Directorships: CA Technologies and YRC Worldwide Inc.

Former Public Company Directorships: Word Color Press, Inc. (from 2009 to 2010)

Mary F. Morgan. Mary F. Morgan was elected as a member of the Board of Directors of our general partner in May 2011. In January 2012, Ms. Morgan joined Buckeye Partners, L.P., a provider of mid-stream energy logistics services, as President, International Pipelines & Terminals of Buckeye Partners, with responsibility primarily for Buckeye's international operations. From January 2011 until January 2012, Ms. Morgan was the principal of Morgan Hamilton Group, a liquid petroleum pipeline and storage advisory practice. Prior to establishing the Morgan Hamilton Group, Ms. Morgan served as Senior Vice President, European Operations for NuStar Energy, L.P., one of the largest asphalt refiners and marketers in the U.S., from December 2008 until December 2010. She also served in a variety of other executive roles for NuStar Energy L.P., Valero, L.P. and Kinder Morgan Energy Partners, L. P., including Senior Vice President - Marketing and Business Development of NuStar GP, LLC from April 2007 until October 2008, and Vice President - Marketing and Business Development of NuStar GP, LLC from July 2005 until April 2007. In addition, Ms. Morgan also has experience in various commercial, engineering and operations positions with Santa Fe Pacific, Exxon Pipeline and Amoco Production. Ms. Morgan earned a Bachelor's of Science degree in mechanical engineering technology and a Master of Science degree in petroleum engineering from the University of Houston. She also has completed graduate courses in business and finance at Pepperdine University.

We believe that Ms. Morgan's extensive experience in leadership roles, business development and operations in the logistics industry brings important operations and marketing skills to the Board.

Thomas C. O'Connor. Thomas C. O'Connor was elected as a member of the Board of Directors of our general partner in May 2011. Since November 2007, Mr. O'Connor has served as, president, CEO and a director of DCP Midstream, LLC, one of the nation's largest natural gas gatherers and processors, and marketers in the United States. In September 2008 he assumed additional responsibility as Chairman of the Board of DCP Midstream GP, LLC, the general partner of DCP Midstream Partners, LP, a publicly held master limited partnership. Mr. O'Connor has over 21 years experience in the natural gas industry with Duke Energy, a gas and electricity services provider, prior to joining DCP Midstream, LLC. From 1987 to 2007, Mr. O'Connor held a variety of roles with Duke Energy in the company's natural gas and pipeline operations units. After serving in a number of leadership positions with Duke Energy, he was named President and Chief Executive Officer of Duke Energy Gas Transmission in 2002 and he was named Group Vice President of corporate strategy at Duke Energy in 2005. In 2006 he became Group Executive and Chief Operating Officer of U.S. Franchised Electric and Gas and later in 2006 was named Group Executive and President of Commercial Businesses at Duke Energy. Mr. O'Connor earned a Bachelor's of Science degree in biology, cum laude, and a Master of Science degree in environmental studies from the University of Massachusetts at Lowell. He also completed the Harvard Business School Advanced Management Program.

We believe that Mr. O'Connor's extensive background in both the energy and logistics industries, particularly the leadership skills he developed while serving in several executive positions, brings important leadership and strategic experience to the Board.

Current Public Company Directorships: DCP Midstream, LP (Chairman of DCP Midstream GP, LLC, the general partner)

Charles S. Parrish.  Charles S. Parrish was appointed Vice President, General Counsel, Secretary and a member of the Board of Directors of our general partner in December 2010. Mr. Parrish has also served as Executive Vice President, General Counsel and Secretary for Tesoro since April 2009. While Mr. Parrish devotes the majority of his time to his roles at Tesoro, he also spends time, as needed, devoted to our business and affairs. Prior to his current role with Tesoro, he served as Senior Vice President, General Counsel and Secretary beginning in May 2006, and Vice President, General Counsel and Secretary beginning in March 2005. Mr. Parrish leads Tesoro's legal department, contract administration function and government affairs group, as well as the business ethics and compliance office. Mr. Parrish joined Tesoro in 1994 and has since served in numerous roles in the legal department. He works closely with Tesoro's finance and financial reporting teams on all matters related to Tesoro's capital structure and SEC reporting. In addition, Mr. Parrish provides counsel to Tesoro's management and board of directors on corporate governance issues. Before joining Tesoro, he worked in private practice with law firms in Houston and San Antonio, primarily representing commercial lenders in loan transactions, workouts and real estate matters. Mr. Parrish received a bachelor's degree in history from the University of Virginia and a juris doctor from the University of Houston Law School. He is a member of the State Bar of Texas and the American Bar Association.

We believe that Mr. Parrish's extensive energy industry background, particularly his expertise in corporate securities and governance matters, brings important experience and skills to the Board.

Daniel R. Romasko.  Daniel R. Romasko was appointed Vice President and Chief Operating Officer and a member of the Board of Directors of our general partner in July 2011. Mr. Romasko has also served as Executive Vice President, Operations for Tesoro since March 2011, providing operational leadership to Tesoro's refining, marketing, logistics and marine organizations. While Mr. Romasko devotes the majority of his time to his roles at Tesoro, he also spends time, as needed, devoted to our business and affairs. Prior to joining Tesoro, Mr. Romasko held the positions of Vice President, Operations Integrity and Vice President, Technical Operations and Competence at Suncor Energy, an integrated energy company. In these roles he was responsible for implementation of Suncor's operational excellence strategy with particular emphasis on improving reliability, safety and environmental performance. Mr. Romasko also worked for Petro-Canada, an oil and natural gas company, as the General Manager of their Fort Hills syncrude operations, which merged with Suncor in 2009. He built his extensive experience in the refining industry with ConocoPhillips, an international energy company, having held numerous leadership positions in transportation, pipeline, supply and trading, global specialty products and refining, during his 20 years with the company. Mr. Romasko earned a Bachelor's of Science degree in chemical engineering from Montana State University.

We believe that Mr. Romasko's extensive energy industry background, particularly his expertise in operations, corporate strategy and business development, brings important experience and skills to the Board.

G. Scott Spendlove.  G. Scott Spendlove was appointed Vice President, Chief Financial Officer and a member of the Board of Directors of our general partner in December 2010. Mr. Spendlove has also served as Senior Vice President, Chief Financial Officer for Tesoro Corporation since May 2010. From May 2010 until February 2011, he also assumed responsibilities as Tesoro's Treasurer. While Mr. Spendlove devotes the majority of his time to his roles at Tesoro, he also spends time, as needed, devoted to our business and affairs. Prior to his current role with Tesoro, he served as Tesoro's Senior Vice President, Risk Management beginning in June 2008, Vice President, Asset Enhancement and Planning beginning in December 2006, Vice President and Controller beginning in March 2006, Vice President, Finance and Treasurer beginning in May 2003 and has held positions in strategic planning and operations. Prior to joining Tesoro in 2002, he served as Vice President, Corporate Planning and Investor Relations for Ultramar Diamond Shamrock Corporation (UDS). He also served as Director, Investor Relations, of UDS and held various positions in accounting, finance, forecasting and planning at both UDS and Unocal Corporation. Mr. Spendlove received a bachelor's degree in accounting from Brigham Young University and a master's degree in business administration from California State University-Fresno.

We believe that Mr. Spendlove's extensive energy industry background, particularly his expertise in financial reporting, strategic planning and oversight experience, brings important experience and skills to the Board.

Ralph J. Grimmer.  Ralph J. Grimmer was appointed Vice President, Operations of our general partner in December 2010. While he spends the majority of his business time directly on our business and affairs, Mr. Grimmer has also served as Vice President, Logistics for Tesoro since November 2010. Prior to his current role with Tesoro, he served as Vice President, Competitor Analysis beginning in April 2010, Vice President, Logistics beginning in June 2008, Vice President, Mergers and Acquisitions beginning in December 2006 and Vice President, Strategic Analysis beginning in May 2006. As Vice President, Operations, Mr. Grimmer is responsible for our pipelines and refined product terminals, all crude oil and refined products trucking and all rail operations. Prior to joining Tesoro in 2006, Mr. Grimmer served in a variety of consulting, marketing and logistics positions, including as Senior Consultant for Baker & O'Brien, Inc. and Vice President, Commercial Marketing and Distribution for Motiva Enterprises LLC. Mr. Grimmer began his career with Texaco in 1974 as a process engineer. Mr. Grimmer received a bachelor's degree in chemical engineering from Texas Tech University.

Board Leadership Structure

The Board believes that our general partner's Chief Executive Officer is best situated to serve as Chairman of the Board because he is the director most familiar with TLLP's business and industry, and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. Independent directors and management have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside the Partnership and industry, while the Chief Executive Officer brings TLLP-specific experience and expertise. The Board believes that the combined role of Chairman of the Board and Chief Executive Officer promotes strategy development and execution and facilitates information flow between management and the Board, which are essential to effective governance of the Partnership. In addition, our Corporate Governance Guidelines specify that the Chairman of the Audit Committee shall serve as the lead independent director (the "Lead Director"). At each quarterly meeting of the Board, all of our non-management directors meet in an executive session without management participation. Mr. Bromark, who currently serves as the Lead Director, presides at these executive sessions.
One of the key responsibilities of the Board is to develop strategic direction and hold management accountable for the execution of strategy once it is developed. The Board believes the combined role of Chairman of the Board and Chief Executive Officer, together with a Lead Director, is in the best interest of unitholders because it provides the appropriate balance between strategy development and independent oversight of management.

Committees of the Board of Directors

The Board has an Audit Committee and a Conflicts Committee, each of which has a written committee charter. The Board has determined that all of the members of the Audit and Conflicts Committees of the Board meet the independence requirements of the New York Stock Exchange ("NYSE") and U.S. Securities and Exchange Commission ("SEC"). Because we are a limited partnership, we are not required to have a compensation committee or a nominating/corporate governance committee.

Audit Committee

The Audit Committee assists the Board in fulfilling its responsibility to us and our unitholders relating to its oversight of management and its auditors concerning:

•	Corporate accounting and financial reporting practices;

•	The quality and integrity of our financial statements; and

•	Our systems of disclosure controls and procedures and internal controls over financial reporting.

In accordance with the requirements of the NYSE and SEC, at the time of the initial public offering of our units, the Audit Committee was comprised of Messrs. Goff, Bromark and Spendlove. As part of our transition to a public company, on June 20, 2011, Messrs. Goff and Spendlove resigned from the Audit Committee and were replaced by Ms. Morgan and Mr. O'Connor effective July 1, 2011. The Audit Committee charter now requires that such committee be comprised of at least three directors, each of whom must satisfy the independence requirements of the NYSE and SEC. The Board has determined that each member of the Audit Committee is financially literate and that each of Messrs. Bromark and O'Connor qualifies as an "audit committee financial expert," as defined by SEC rules. No member of the Audit Committee serves on the audit committees of more than three public companies, including us. Mr. Bromark acts as Chair of the Audit Committee.

Audit Committee Report

The Audit Committee represents and assists the Board in fulfilling its responsibilities for general oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditors' qualifications and independence, the performance of our internal audit function and independent audit firm, and risk assessment and risk management.

The Audit Committee manages our relationship with our independent auditors (which report directly to the Audit Committee). The Audit Committee has the authority to obtain advice and assistance from outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties and receives appropriate funding, as determined by the Audit Committee, from us for such advice and assistance.

Our management is primarily responsible for our internal control and financial reporting processes. Our independent auditors, Ernst & Young LLP, are responsible for performing an independent audit of our consolidated financial statements and issuing opinions on the conformity of those audited financial statements with United States generally accepted accounting principles. The Audit Committee monitors our financial reporting process and reports to the Board on its findings.

In this context, the Audit Committee hereby reports as follows:

(1)	The Audit Committee has reviewed and discussed the audited financial statements with management.

(2)
The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by applicable Public Company Accounting Oversight Board ("PCAOB") standards.

(3)
The Audit Committee has received the written disclosures and the letter from the independent auditors required by the PCAOB regarding the independent auditors' communications with the Audit Committee concerning independence, and has discussed with the independent auditors their independence.

(4)
Based on the review and discussions referred to in paragraphs (1) through (3) above, the Audit Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2011, for filing with the SEC.

The undersigned members of the Audit Committee have submitted this Report to the Board of Directors as of February 27, 2012.

Raymond J. Bromark, Chairman
Mary F. Morgan
Thomas C. O'Connor

Conflicts Committee

Our partnership agreement contains provisions that modify and limit our general partner's fiduciary duties to our unitholders. Our partnership agreement also restricts the remedies available to unitholders for actions taken by our general partner that, without those limitations, might constitute breaches of its fiduciary duty. Whenever a conflict arises between our general partner or its affiliates, on the one hand, and us and our limited partners, on the other hand, our general partner will resolve that conflict. Our general partner may, but is not required to, seek the approval of such resolution from our conflicts committee. The conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by the NYSE to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee will be conclusively deemed to be approved by all of our partners and not a breach by our general partner of any duties it may owe us or any other partners. Each of Ms. Morgan and Messrs. Bromark and O'Connor serves on the Conflicts Committee and Mr. O'Connor acts as Chair of the Conflicts Committee.

Compensation Decisions

We do not have a compensation committee. Until October 2011, compensation decisions were made by our Board of Directors. In October 2011, our corporate governance guidelines were revised to provide that the Chairman of the Board and the independent directors are responsible for:

•
reviewing our executive compensation programs to ensure that they are adequate to attract, motivate and retain competent executive personnel and that it is directly and materially related to our short-term and long-term objectives and operating performance;

•	reviewing and approving all aspects of direct and indirect compensation for those of our executive officers who do not also serve as executive officers of Tesoro; and

•
administering and granting awards to our officers and employees under our long-term incentive plan (although the Chairman of the Board must abstain from voting in any decision related to his own compensation, which shall be approved solely by the independent directors).

Code of Conduct and Corporate Governance Guidelines

We want to carry on Tesoro's long-standing commitment to good corporate governance. We have adopted a Code of Business Conduct and Ethics for Senior Financial Executives that is specifically applicable to the CEO, the CFO, the Controller and persons performing similar functions. In addition, we have a Code of Business Conduct that applies to all of our directors, officers and employees. We have also adopted Corporate Governance Guidelines that, along with the charters of our Board committees, provide the framework for our governance processes. Our Code of Business Conduct and Ethics for Senior Financial Executives, Code of Business Conduct, Corporate Governance Guidelines and Audit Committee charter are available on our website at www.tesorologistics.com under the heading "Investor Relations" and the subheading "Corporate Governance." We will post on our website any amendments to, or waivers from, either of our Codes requiring disclosure under applicable rules.

Communicating with the Board

 Persons may communicate with the Board, or directly with the Chairman of the Board, the Lead Director or the independent members of the Board by submitting such communication in writing to:

c/o General Counsel
Tesoro Logistics GP, LLC
19100 Ridgewood Parkway
San Antonio, Texas 78259

In addition, the Audit Committee has established procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal controls, or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. Persons wishing to communicate with our Audit Committee may do so by submitting such communication in writing to:

c/o Chairman of the Audit Committee
Tesoro Logistics GP, LLC
19100 Ridgewood Parkway
San Antonio, Texas 78259

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Our Directors

The officers or employees of either our general partner or Tesoro who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of either our general partner or Tesoro receive compensation as "non-employee directors."
Our general partner has adopted a director compensation program under which our general partner's non-employee directors are compensated for their service as directors. Each non-employee director receives a compensation package consisting of an annual retainer, an additional retainer for service as the chair of a standing committee and meeting attendance fees and may also receive grants of equity-based awards upon appointment to the Board of Directors. During 2011, we provided the following annual compensation to non-employee directors:

Non-Employee Director Annual Retainers and Fees (a)
Board of Directors Annual Retainer (b)	$95,000
Annual Retainer for Audit and Conflicts Committee Chairs	10,000
Board and Committee Meeting Fees (c)	1,500 per meeting
________
(a) In addition to the retainers set forth above, we reimburse our non-employee directors for travel and lodging expenses that they incur in connection with attending meetings of the board of directors or its committees.
(b) The annual retainer of $95,000 is payable $45,000 in cash and $50,000 in an award of service phantom units. Unit-based awards granted to non-employee directors under the annual compensation package or upon first election to the board of directors under our long-term incentive plan, vest one year from the date of grant, contingent on continued service by the director. Cash distribution equivalent rights accrue with respect to equity-based awards and are distributed at the time such awards vest. The number of units granted is determined by dividing $50,000 by the average closing price of our common units on the NYSE over a ten business-day period ending on the third business day prior to the grant date and rounding any resulting fractional units to the nearest whole unit. Each of our current non-employee directors was granted the $50,000 award of service phantom units when they initially joined the Board in connection with, or approximately one month following, the Offering. Hereafter, the plan provides that unit-based awards to directors will be granted annually in conjunction with the Board's approval of our Annual Report on Form 10-K, and that any new non-employee director will receive a pro rata award of service phantom units when commencing his or her services as a board member.
(c) A meeting fee is paid to a non-employee director for attendance in person or by telephone.

2011 Director Compensation Table

Name	Fees Earned or Paid in Cash (a)	Unit Awards (b)(c)	All Other Compensation	Total
Raymond J. Bromark	$60,433	$56,287	$—	$116,720
Mary F. Morgan	40,718	49,873	—	90,591
Thomas C. O'Connor	44,207	49,873	—	94,080
_______________

(a)	The amounts shown in this column include the portion of the annual retainer paid in cash as well as the Board and Committee meeting fees earned in 2011.

(b)
The amounts shown in this column represent the grant date fair value computed in accordance with financial accounting standards of the directors' portion of the annual retainer paid upon each directors' initial election to our general partner's board of directors pursuant to service phantom units under our long-term incentive plan. Such awards vest one year from the date of grant, contingent on continued service by the director. For Mr. Bromark, the number of units granted was determined by dividing $50,000 by the initial public offering price of our common units.

(c) The table below reflects the total service phantom units outstanding as of the end of the 2011 fiscal year for each non-employee director. No options or other equity-based awards have been granted to the non-employee directors.

Name	Total Service Phantom Units Outstanding
Raymond J. Bromark	2,381
Mary F. Morgan	2,146
Thomas C. O'Connor	2,146

Compensation Discussion and Analysis

We do not directly employ any of the persons responsible for managing our business. All of our general partner's executive officers and other personnel necessary for our business to function are employed and compensated by our general partner or Tesoro, in each case subject to the terms of the Omnibus Agreement described below.

Named Executive Officers

This Compensation Discussion and Analysis ("CD&A") discusses the principles underlying our general partner's executive compensation programs and the key executive compensation decisions that were made for 2011. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned by and awarded to our named executive officers ("NEOs"), as reflected in the compensation tables that follow the CD&A. Our NEOs for 2011 were as follows:

•	Gregory J. Goff, Chief Executive Officer and Chairman of the Board;

•	Phillip M. Anderson, President and Director;

•	G. Scott Spendlove, Vice President and Chief Financial Officer;

•	Charles S. Parrish, Vice President, General Counsel and Secretary; and

•	Ralph J. Grimmer, Vice President, Operations

Overview - Compensation Decisions and Allocation of Compensation Expenses

Each of our named executive officers, other than Mr. Anderson and Mr. Grimmer, is also a named executive officer of Tesoro. Therefore, responsibility and authority for compensation-related decisions is determined as follows:

•
Executive officers employed by our general partner (Messrs. Anderson and Grimmer) - decisions related to compensation of executive officers of our general partner that are employed by our general partner reside with the board of directors of our general partner, but will be based in large part on the recommendation of the compensation committee of the board of directors of Tesoro. Because many of the directors of our general partner are also officers of our general partner or Tesoro, the board of directors of our general partner has delegated these compensation decisions to the Chairman of the Board and the independent directors.

•
Executive officers employed by Tesoro (Messrs. Goff, Spendlove and Parrish) - decisions related to compensation of executive officers of our general partner that are employed by Tesoro reside with the compensation committee of the board of directors of Tesoro. Any determination with respect to awards made under the Tesoro Logistics LP 2011 Long-term Incentive Plan ("2011 LTIP") to executive officers and other employees of Tesoro are delegated to the Chairman of the Board and the independent directors of our general partner; however, such awards may only be made following the recommendation of the compensation committee of the board of directors of Tesoro; any other compensation decisions for these individuals are not subject to any approvals by the board of directors of our general partner or any committees thereof.

With the exception of Mr. Anderson and Mr. Grimmer, our named executive officers generally devote less than a majority of their total business time to our general partner and us. Mr. Anderson is the only NEO whose time and compensation (other than certain long-term incentive grants made directly from Tesoro Corporation) is allocated 100% to our general partner. Mr. Grimmer's time and compensation (other than certain long-term incentive grants made directly from Tesoro) is currently allocated approximately 70% to our general partner and 30% to Tesoro and its other affiliates.

Under the terms of the Omnibus Agreement, we currently pay an annual administrative fee to Tesoro of $2.5 million for the provision of general and administrative services for our benefit. Additionally, we reimburse Tesoro for expenses incurred on our behalf, including 100% of Mr. Anderson's compensation expense and a portion of Mr. Grimmer's compensation expense (in each case, other than certain long-term incentive grants made directly from Tesoro Corporation), which is allocated to us pursuant to Tesoro's allocation methodology. From the Offering through September 30, 2011, 55% of Mr. Grimmer's compensation expense was allocated to us, and since October 1, 2011, 70% of Mr. Grimmer's compensation expense has been allocated to us by Tesoro. The general and administrative services covered by the annual administrative fee of the Omnibus Agreement include, without limitation, information technology services; legal services; health, safety and environmental services; human resources services; executive management services of Tesoro employees who devote less than 50% of their business time to the business and affairs of TLLP; financial and administrative services (including treasury and accounting); and insurance coverage under Tesoro insurance policies. None of the services covered by the administrative fee are assigned any particular value individually. Although certain NEOs provide services to both Tesoro and TLLP, no portion of the administrative fee is specifically allocated to services provided by the NEOs to TLLP; rather, the administrative fee covers services provided to TLLP by Tesoro and, except as described above with respect to Messrs. Anderson and Grimmer, there is no reimbursement by TLLP for the cost of such services. Tesoro has the ultimate decision-making authority with respect to the total compensation of Messrs. Goff, Spendlove and Parrish.

In addition to the matters discussed above, each of Messrs. Goff, Anderson, Spendlove, Parrish and Grimmer were compensated by TLLP for the services they perform for TLLP through awards of equity-based compensation granted pursuant to the 2011 LTIP. None of the cash compensation paid, or other benefits made available to Messrs. Goff, Spendlove and Parrish was allocated to the services they provide to TLLP and therefore, only the Long-Term Incentive Plan awards granted to them are disclosed herein.

Compensation Philosophy

Compensation of our NEOs who are employed by our general partner is structured in a manner similar to how Tesoro compensates its executive officers. The following discussion reflects such executive compensation philosophy and pay practices as they relate to how officers who are employed by our general partner are compensated. The elements of compensation discussed below, and any decisions with respect to future changes to the levels of such compensation, are subject to the discretion of the compensation committee of Tesoro's board of directors, or, with respect to executive officers employed by our general partner, our general partner's Chairman of the Board and independent directors. References to "our" compensation philosophy, program and the like, refer to the compensation philosophy of our general partner or Tesoro, as applicable.

Our compensation philosophy is to offer competitive compensation and benefit programs that will attract and retain the talented executives and employees who are critical to executing TLLP's strategic priorities and exemplifying our core values.

Our executive compensation programs are comprised of a mix of fixed and variable cash and equity-based pay with a significant portion of actual total compensation dependent on meeting financial and operational objectives.

Our executive compensation programs are designed around the following principles:

•	Rewarding leaders for superior execution and delivery of outstanding business results and driving a performance-oriented culture;

•	Promoting and sustaining exceptional performance over time to generate long-term growth in unitholder value; and

•	Inspiring teamwork and motivating superior individual performance.

Compensation Consultants

Our general partner does not have a compensation committee and its Board of Directors has not hired its own compensation consultant. BDO USA, LLP was engaged to provide compensation consulting services and benchmarking information to the compensation department and executive management of Tesoro and our general partner, which may have been used by the Board to make compensation decisions, particularly with respect to new positions created following our initial public offering.

Comparative Analysis

In October 2011, a market study was presented to the Chairman of the Board and independent directors of our general partner in contemplation of compensation decisions with respect to 2012.

The peer group used for general benchmarking or pay comparison purposes includes 15 master limited partnerships with an average market capitalization (as of September 2011) of approximately $2.3 billion and ranging from just under $1 billion to over $5 billion. Our market capitalization at the end of September 2011 was approximately $400 million and at the end of January 2012 had grown to approximately $500 million. Because the number of master limited partnerships in the energy industry is relatively small, only a portion of the peer companies are involved in the liquid petroleum products business and only a portion of them are "sponsored master limited partnerships" (as opposed to stand-alone MLPs) with a parent company like Tesoro. Peer data is supplemented with total compensation information extracted from a general industry survey. The members of our general partner's peer group for fiscal 2011 are included in the table below. For purposes of the performance phantom units granted in May 2011, we used a separate performance peer group, as discussed in more detail below under the heading "Long-Term Incentives."

•	Atlas Pipeline Partners, L.P.	•	Markwest Energy Partners, L.P.
•	Buckeye Partners L.P.	•	NuStar Energy L.P.
•	Copano Energy, L.L.C.	•	Penn Virginia Resource Partners, L.P.
•	Crosstex Energy, L.P.	•	Spectra Energy Partners, LP
•	DCP Midstream Partners, LP	•	Sunoco Logistics Partners L.P.
•	Eagle Rock Energy Partners, L.P.	•	Targa Resources Partners LP
•	Genesis Energy, L.P.	•	Western Gas Partners, LP
•	Holly Energy Partners, L.P.

Elements of Executive Compensation

Our executive compensation programs are designed to reflect the philosophy and objectives described above. The elements of our executive pay are presented in the table below and discussed in more detail in the following paragraphs.

Component	Type of Payment/Benefit	Purpose
Base Salary	Fixed annual cash payments with each executive eligible for annual increase.	Attract and retain talent. Designed to be competitive with those of comparable companies.
Annual Cash Incentives	Performance-based annual cash payment.	Pay for performance. Focus on corporate, team/business unit and individual goals.
Long-term Incentives	Service phantom units and performance phantom units.	Designed to align executive compensation with our unitholders interests by rewarding for excellent performance as reflected in our unit price.
Retirement Benefits	Pension, 401k plan, post-retirement medical program.	Provide competitive level of benefits.
Health and Welfare Benefits	Fixed compensation component, generally available to all employees.	Provide competitive level of benefits.

Tesoro and our general partner generally target direct compensation (base salaries, annual cash incentives and long-term incentives) at the 50th percentile of the peer group because they believe it is a fair and competitive starting point to attract and retain critical executive talent. We review each executive's total compensation for alignment with our peer group and our compensation philosophy. However, we do not determine the appropriate level for each component of total compensation based exclusively on comparative analysis against our peer group. We consider other factors, which may include internal pay equity and consistency and the executive's job responsibilities, management experience, individual contributions, number of years in his or her position and recent compensation adjustments, as well as other relevant considerations (with no particular weighting assigned to any of these factors). Our emphasis on variable or "at risk" components of incentive pay results in actual compensation ranging above or below the median based on the achievement of the objectives established in our annual and long-term incentive plans and changes in the value of the our units. Retirement and health and welfare benefits provided to our NEOs are designed to be consistent in value and, to a lesser degree, aligned with benefits offered by companies with whom Tesoro or our general partner competes for talent. In addition, we believe that each compensation component should be considered separately and that payments or awards derived from one component should not negate or reduce payments or awards derived from other components.

We have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and annual compensation (base salary and annual performance incentives), between cash and non-cash compensation, or among different forms of non-cash compensation. However, our strategy includes ongoing evaluation and adaptation, as necessary, of our compensation programs to ensure continued alignment between company performance and pay.

Base Salaries.  Base salaries for our NEOs who are employed by the general partner are structured in accordance with Tesoro's overall compensation program and pay practices and reviewed by our general partner's Chairman of the Board and independent directors each year. The base salaries paid to Messrs. Anderson and Grimmer in 2011 are set forth below in the Summary Compensation Table. Mr. Anderson's salary was $284,445 in December 2010 when he assumed his current position in anticipation of our initial public offering. Similarly, Mr. Grimmer's salary was $255,357 when he assumed his current position in December 2010. As part of the Chairman and independent directors' annual review of compensation in February 2012, Mr. Anderson's salary was increased to $312,890 to reflect the additional experience that Mr. Anderson had developed in his current role and to bring his base salary to a more competitive level based on the market study data. In addition, Mr. Grimmer's salary was increased to $264,294 to reflect his increased responsibilities for operations, in addition to his role with Tesoro.

Annual Performance Incentives.  Tesoro and our general partner believe that annual cash based incentives promote management's efforts to drive the achievement of annual performance goals and objectives which in turn help create additional unitholder value. In February 2011, the compensation committee of Tesoro's board of directors approved the terms of the 2011 Incentive Compensation Program (the "ICP" or the "Program") for Tesoro's named executive officers and other employees. Due to the relationship between us, our general partner and Tesoro, each of Messrs. Anderson and Grimmer is eligible to participate in Tesoro's ICP. However, their continued participation and level of participation in such programs is subject to the approval of the Chairman of the Board and independent directors of our general partner.

Tesoro's ICP structure uses a mix of objectives designed to focus management on key areas of performance. The 2011 performance measures were critical success factors outlined in Tesoro's business plan within the control and influence of management with targets set at stretch levels that would generate significant value for Tesoro's shareholders. The design of Tesoro's ICP allows for cascading corporate goals down the Tesoro organization from corporate through business units (such as TLLP) to individuals (such as Messrs. Anderson and Grimmer). Bonus targets were set as a percentage of salary consistent with similar positions within the Tesoro organization. Potential payouts were based on pre-established performance levels for two equally weighted components measured against target with the range of outcomes between 0% to 200%, with a 50% payout for threshold performance and a 100% payout for target performance.

Component 1 - Tesoro's Corporate Performance

The first component of the ICP was Tesoro's corporate performance, including earnings before interest, taxes, depreciation and amortization (EBITDA), safety and environmental measures and cost management. EBITDA was the most heavily weighted metric of this component because Tesoro believes that significant improvements in EBITDA drive cash flow, provide financial strength and increase stockholder value. The other corporate performance metrics emphasize the importance of environmental, safety and reliability and support a focus on driving further efficiencies.

Corporate Goals	Weighting
EBITDA (measured on a margin neutral basis)	50%
Personal Safety (measured by improvement in # of incidents)	5
Process Safety Management (measured by improvement in # of incidents)	5
Environmental (measured by improvement in # of incidents)	5
Cost Management (a)	35
________

(a)
Cost management is measured as total cash costs excluding refining variable costs, annual incentive compensation program, stock-based compensation expense, non-controllable expenses for post-retirement employee benefits (pension, medical, life insurance),insurance (property, casualty and liability), spill prevention costs and environmental accruals and benefits. Includes allocations of refining maintenance and labor to capital projects.

Component 2 - Business Unit Results

The second ICP component was more specifically tailored to the performance of the individual's business unit. Tesoro's business unit goals are directly aligned with corporate objectives and are measured using common criteria to promote consistency throughout the Tesoro organization. Business unit criteria include safety and environmental, cost management, improvements in EBITDA, and business improvement and value creation initiatives. Like the overall structure of the ICP, the business unit targets were set at stretch levels that were challenging, but attainable, and would generate significant value for our unitholders. Business unit targets are not disclosed because such disclosure would cause competitive harm to Tesoro and the Partnership. For Mr. Anderson, this component was tied to the performance of TLLP. For Mr. Grimmer, the majority of the business unit results were tied to TLLP's performance and the balance related to the performance of Tesoro's other logistical assets (other than TLLP and including logistical assets for which TLLP may have a right of first offer).

Discretionary Adjustments

The Chairman of the Board and independent directors of our general partner have the discretion to adjust the individual awards granted to Messrs. Anderson and Grimmer upward or downward by up to 25% of the target amount based on their assessment of quantitative and qualitative measures relating to our performance relative to our peers, market expectations or broader indices, progress in attaining strategic goals, business unit performance and leadership attributes, with no particular weighting assigned to any measure. In recognition of strong leadership in developing Tesoro Logistics, effectively working with the board of directors and investors, and influence in driving the business plan and development of Logistics strategy, the Chairman and independent directors of our general partner recommended a 15% upward adjustment to Mr. Anderson's target ICP award. Similarly, Mr. Grimmer received a 10% upward adjustment to his target ICP award in recognition of driving exceptional environmental, health and safety performance and identification of several improvement opportunities for Tesoro's logistical assets.

Overall Performance and Payouts

Tesoro's corporate results for the 2011 ICP were 200% of target performance for EBITDA, safety and environmental, and 50% for cost management. As a result, overall corporate performance achieved was 147.5% of target.

The table below provides the specific bonus targets, level of achievement, discretionary adjustment and annual bonus payment for Messrs. Anderson and Grimmer:

Name	Bonus Eligible Earnings	Target Bonus	Overall Performance Achieved	Calculated Bonus Payout	Discretionary Adjustments (Increase/ Decrease)	Total Bonus Payout
Phillip M. Anderson	$282,361	45%	167%	$211,813	15%	$230,873
Ralph J. Grimmer	254,102	40	153	154,799	10	164,963

Long-Term Incentives.  We believe that our NEOs should have an ongoing stake in our success and their interests should be aligned with those of our unitholders. Accordingly, we believe that our NEOs should have a considerable portion of their total compensation provided in the form of equity-based incentives.

Our general partner has adopted the 2011 LTIP primarily for the benefit of eligible officers, employees and directors of our general partner and its affiliates, including Tesoro, who perform services for us. We anticipate that awards will be made on an annual basis to reward service or performance by our general partner's outside directors and its executive officers and key employees. However, awards under the 2011 LTIP for executive officers of our general partner that are employed by Tesoro must first be recommended by the compensation committee of the board of directors of Tesoro.

Following the closing of our initial public offering and a recommendation made by the compensation committee of the board of directors of Tesoro, in May 2011 the Board of our general partner granted awards under the 2011 LTIP to our NEOs. Each of our NEOs received a grant of performance phantom units that will vest based on the achievement of relative total unitholder return over a performance period from the Offering on April 20, 2011 through December 31, 2013 as compared to a peer group of companies. The peer companies currently include Buckeye Partners, El Paso Pipeline Partners, Enbridge Energy Partners, Genesis Energy, LP, Global Partners, Holly Energy Partners, Magellan Midstream Partners, Martin Midstream Partners, NuStar Energy, Sunoco Logistics Partners, Targa Resources Partners and TransMontaigne Partners. These companies were selected based on our view that that key stakeholders compare our business results and relative performance with these companies. The payout will range from none of the units vesting for performance below the 30% percentile of relative total unitholder return, to vesting of 200% of the units for performance that is at or above the 90th percentile of relative total unitholder return.

The number of units granted was based on Tesoro's compensation structure in which executive officers and key employees receive a target value of long-term incentive awards. For Messrs. Anderson and Grimmer, this value was awarded 50% in our performance phantom units and 50% in Tesoro performance equity awards. The compensation expense for the Tesoro performance equity awards granted to Messrs. Anderson and Grimmer is not allocated to us. For Messrs. Goff, Spendlove and Parrish, 10% of their long-term incentive value was recommended by the Tesoro compensation committee and awarded by the Board of our general partner. The Tesoro compensation committee and our general partner believe that these allocations are appropriate given each executive's responsibilities.

In addition, Messrs. Anderson and Grimmer were each granted service phantom units that vest over a period of three years in equal annual installments, subject to accelerated vesting in the event of certain terminations of employment. These service phantom units were awarded in recognition of Messrs. Anderson and Grimmer serving in primary leadership positions for TLLP, as well as their key roles in the successful completion of the Offering.

Both the performance phantom units and the service phantom units granted in May 2011 received tandem distribution equivalent rights to receive an amount equal to all or a portion of the cash distributions made on units during the period such phantom units remain outstanding.

Executive Benefits.  In order to promote consistency with Tesoro's overall competitive practices and our compensation philosophy and to adopt a "best practice" compensation design, our executive officers are generally not entitled to any perquisites.

Retirement Plans.  Tesoro maintains non-contributory qualified and non-qualified retirement plans that cover officers and other eligible employees of Tesoro. Our NEOs and other eligible employees of our general partner, as well as employees of Tesoro who provide services to us, are eligible to participate in Tesoro's retirement plans in accordance with their terms.

Management Stability Agreements and Other Severance Benefits

Tesoro has management stability agreements with Messrs. Anderson and Grimmer in order to ensure continued stability, continuity and productivity among members of its management team. These management stability agreements contain change in control provisions, as described in more detail below, which Tesoro provides to help it to attract and retain talented individuals for these important positions. In addition, each of these named executive officers participates in the severance policy maintained for Tesoro's employees, as described in more detail below. We will be required to reimburse Tesoro for any amounts provided to Messrs. Anderson and Grimmer under their management stability agreements in proportion to the percentage of their total compensation allocated to us.

In the event of a change in control of Tesoro Corporation and Mr. Anderson's or Mr. Grimmer's employment with Tesoro is terminated without cause or with good reason, as defined in their management stability agreements, Messr. Anderson or Grimmer, as the case may be, will receive a cash payment equal to two times the sum of his base salary (as then in effect) plus target annual bonus as well as a prorated bonus for the year of termination if termination occurs during the fourth quarter of a calendar year. They will also receive continued coverage and benefits comparable to Tesoro's group health and welfare benefits for a period of two years following termination. In addition, they will receive two years of additional service credit under the current non-qualified supplemental pension plan applicable to them at the date of termination.

In addition to the terms set forth in his management stability agreement, Messrs. Anderson and Grimmer are eligible to receive severance benefits in the event of certain involuntary terminations of employment in accordance with Tesoro's employee severance policy which is calculated based on the employee years of service and base salary but limited to one year of base pay plus an additional two weeks of base pay.

Additional Compensation Components.  In the future, as Tesoro and our general partner formulate and implement the compensation programs for our named executive officers, Tesoro and our general partner may provide different and/or additional compensation components, benefits and/or perquisites to our named executive officers, to ensure that they are provided with a balanced, comprehensive and competitive compensation structure. Tesoro and our general partner believe that it is important to maintain flexibility to adapt compensation structures at this time to properly attract, motivate and retain the top executive talent for which Tesoro and our general partner compete.

Equity Grant/Trading Policies

Our general partner has not formally adopted an equity award governance policy, but generally plans to follow the policy adopted by Tesoro's Compensation Committee under which all long-term equity incentives are granted. The policy prohibits the issuance of unit options or unit appreciation awards at a price less than the closing sale price of our common units on the date of grant. Tesoro generally grants equity awards in late January or early February of each year. Tesoro and our general partner have chosen this time because it is a time each calendar year at which our results of operations from the previous year are available to the Compensation Committee of Tesoro and the Chairman of the Board and independent directors of our general partner's Board. Our general partner delayed the timing of the 2011 grants until May to complete our initial public offering before grants were made. Tesoro and our general partner do not purposely accelerate or delay the public release of material information, or otherwise time equity grants in coordination with the public release of material information, in consideration of a pending equity grant in order to allow the grantee to benefit from a more favorable stock price.

We also maintain an insider trading policy which prohibits, among other things, any employees and directors from entering into transactions when in possession of material non-public information or from participating in short-term trading or hedging activities involving our securities. The policy requires directors, senior executives and informational insiders to follow preclearance procedures for all transactions involving our securities.

Clawback Policy

In January 2012, the Board of our general partner adopted a compensation recoupment, or "clawback," policy that provides that in the event of a material restatement of TLLP's financial results due to misconduct, our general partner's independent directors will review all incentive payments that were made to any individual then serving as a vice president or above of TLGP or as a company controller or other officer of TLGP with substantial responsibility for accounting matters (including the vice presidents and above, each an "officer") on the basis of having met or exceeded specific performance targets in grants or awards made after January 19, 2012 which occur during the 24-month period prior to restatement. If such payments would have been lower had they been calculated based on such restated results, the independent directors will, to the extent permitted by governing law, seek to recoup for our benefit such payments to any of the officers described above whose misconduct caused or significantly contributed to the material restatement, as determined by the independent directors. Notwithstanding the foregoing, with respect to any officer who serves as an executive officer of Tesoro Corporation, thereby requiring that such officer's awards under the 2011 LTIP be granted only following a recommendation made by the board of directors or compensation committee of Tesoro, the independent directors will only seek such recoupment of benefits after consultation with the board of directors or compensation committee of Tesoro.

Compensation Committee Report

The Chairman of the Board and independent directors of our general partner (the "Committee") have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The undersigned members of the Committee have submitted this Report to the Board of Directors as of February 27, 2012.

Gregory J. Goff
Raymond J. Bromark
Mary F. Morgan
Thomas C. O'Connor

2011 Summary Compensation Table

The following table sets forth information regarding the compensation of our general partner's CEO, CFO and three other highest paid executive officers.

Name and Principal Position	Year	Salary (a)	Unit Awards (b)	Non-Equity Incentive Plan Compensation (c)	Change in Pension Value and Non-qualified Compensation Earnings (d)	All Other Compensation (e)	Total
Gregory J. Goff Chief Executive Officer and Chairman of the Board	2011	$ (f)	$626,810	$ (f)	$ (f)	$ (f)	$626,810
Phillip M. Anderson President and Director	2011	195,829	247,158	230,873	145,127	4,107	823,094
G. Scott Spendlove Vice President and Chief Financial Officer	2011	(f)	131,960	(f)	(f)	(f)	131,960
Charles S. Parrish Vice President, General Counsel and Secretary	2011	(f)	131,960	(f)	(f)	(f)	131,960
Ralph J. Grimmer Vice President, Operations	2011	106,268	247,158	115,474	40,970	13,326	523,196
________

(a)
The amounts shown in this column reflect the base salary expense that was allocated to us by Tesoro. For Mr. Anderson, this includes 100% of his base salary expense from the date of the Offering through December 31, 2011. For Mr. Grimmer, this includes 55% of his base salary expense from the Offering through September 30, 2011 and 70% of his base salary expense from October 1, 2011 through December 31, 2011. The amount shown includes amounts that were deferred by Mr. Grimmer pursuant to the Tesoro Corporation Executive Deferred Compensation Plan.

(b)
The amounts shown in this column reflect the aggregate grant date fair value of performance phantom units and service phantom units granted during the fiscal year, calculated in accordance with financial accounting standards. The grant date fair value of performance phantom units (calculated using target payouts) is as follows: Mr. Goff - $626,810, Mr. Anderson - $161,651, Mr. Spendlove - $131,960, Mr. Parrish - $131,960, and Mr. Grimmer - $161,651. The aggregate grant date fair value of such performance phantom units at the highest level of performance, resulting in 200% payout, would be as follows: Mr. Goff - $1,253,620, Mr. Anderson - $323,302, Mr. Spendlove - $263,920, Mr. Parrish - $263,920, and Mr. Grimmer - $323,302. This column does not include grants of performance share awards or market stock units to the executive officers by Tesoro which are not allocated to us.

(c)
The amounts shown in this column reflect the compensation expense allocated to us by Tesoro with respect to awards under Tesoro's 2011 Incentive Compensation Program. The Partnership's portion of such expense is 100% for Mr. Anderson and 70% for Mr. Grimmer as reflected in the table above. The amount shown includes amounts that were deferred by Mr. Grimmer pursuant to the Tesoro Corporation Executive Deferred Compensation Plan.

(d)
The amount shown in this column for Mr. Anderson reflects the change in his pension value during the fiscal year. The amount shown in the column for Mr. Grimmer reflects 70% of the change in his pension value during the fiscal year, although pension expense was allocated to us by Tesoro on an estimated aggregate basis for all TLGP employees and was not allocated on an individual basis.

(e)	The amounts shown in this column reflect the following:

(1)
Tesoro's Thrift Plan Company Contributions: Tesoro Corporation provides matching contributions dollar-for-dollar up to 6% of eligible earnings for all employees of Tesoro Corporation who participate in the Thrift Plan. The Partnership's portion of Tesoro Corporation's Thrift Plan Company Contributions is 100% for Mr. Anderson and 70% for Mr. Grimmer.

(2)
Tesoro's Executive Deferred Compensation Company Contributions: Tesoro Corporation will match the participant's base salary contributions dollar-for-dollar up to 4% of eligible earnings above the IRS salary limitation (i.e., $245,000 for 2011). The Partnership's portion of Tesoro Corporation's Executive Deferred Compensation Company Contributions is 100% for Mr. Anderson and 70% for Mr. Grimmer.

No NEO received perquisites and other personal benefits with respect to 2011 with an aggregate value greater than $10,000 and no NEO received any other item of compensation with respect to 2011 required to be disclosed in this column with a value of $10,000 or more.

(f)
As noted above, no compensation has been reported for Messrs. Goff, Spendlove and Parrish because, other than grants of performance phantom units, none of their other compensation is allocated to us. The $2.5 million annual administrative fee under the Omnibus Agreement covers a variety of services provided to TLLP by Tesoro and no portion is specifically allocated to services provided by these individuals to TLLP.

Grants of Plan-Based Awards in 2011

The following table sets forth information regarding the grants of annual cash incentive compensation and phantom units to our NEOs.

Name	Award Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts Under Equity Incentive Plan Awards (b)			All Other Unit Awards: Number of Units (c)	Grant date fair value of unit awards (d)
			Threshold	Target	Maxi-mum	Threshold	Target	Maxi-mum
Gregory J. Goff	Phantom Units	5/16/2011	$—	$—	$—	9,500	19,000	38,000	—	$626,810
Phillip M. Anderson	Annual Incentive	—	63,531	127,063	254,125	—	—	—	—	—
	Phantom Units	5/16/2011	—	—	—	2,450	4,900	9,800	—	161,651
	Phantom Units	5/16/2011	—	—	—	—	—	—	3,700	85,507
G. Scott Spendlove	Phantom Units	5/16/2011	—	—	—	2,000	4,000	8,000	—	131,960
Charles S. Parrish	Phantom Units	5/16/2011	—	—	—	2,000	4,000	8,000	—	131,960
Ralph J. Grimmer	Annual Incentive	—	35,574	71,149	142,297	—	—	—	—	—
	Phantom Units	5/16/2011	—	—	—	2,450	4,900	9,800	—	161,651
	Phantom Units	5/16/2011	—	—	—	—	—	—	3,700	85,507
__________

(a)
These columns show the range of awards under the ICP for which we would be allocated responsibility, which is described in the section "Annual Performance Incentives" in the Compensation Discussion and Analysis. The "threshold" column represents the minimum payout for the performance metrics under the ICP assuming that the minimum level of performance is attained. The "target" column represents the amount payable if the performance metrics are reached. The "maximum" column represents the maximum payout for the performance metrics under the ICP assuming that the maximum level of performance is attained. The general partnership's portion of Tesoro's 2011 ICP reflected is 100% for Mr. Anderson and 70% for Mr. Grimmer. We are not responsible for any portion of the other NEOs' 2011 ICP.

(b)
The amounts shown in these columns represent the number of performance phantom units granted during 2011 under the 2011 LTIP as described in the section "Long-Term Incentives" in the Compensation Discussion and Analysis. This performance phantom unit award is contingent on our achievement of relative total unitholder return at the end of the performance period from April 20, 2011 through December 31, 2013. Actual payouts will vary based on relative total unitholder return from none of the units vesting to a threshold vesting of 50% of the units to a maximum vesting of 200% of the units.

(c)	This service phantom unit award vests one-third each year from the date of grant.

(d)	The amounts shown in this column represent the grant date fair value of the awards computed in accordance with financial accounting standards.

Outstanding Equity Awards at 2011 Fiscal Year End

The following table sets forth the outstanding equity awards of our NEOs at the end of 2011. There have been no issuances of options to purchase our units.

	Equity Awards
Name	Grant Date	Number of Units That Have Not Vested (a)	Market Value of Units That Have Not Vested (b)	Equity Incentive Plan Awards: Number of Unearned Units, Units or Other Rights That Have Not Vested (c)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units, Units or Other Rights That Have Not Vested (c)
Gregory J. Goff	5/16/2011	—	$—	38,000	$1,261,501
Phillip M. Anderson	5/16/2011	3,700	123,931	—	—
	5/16/2011	—	—	9,800	325,335
G. Scott Spendlove	5/16/2011	—	—	8,000	265,579
Charles S. Parrish	5/16/2011	—	—	8,000	265,579
Ralph J. Grimmer	5/16/2011	3,700	123,931	—	—
	5/16/2011	—	—	9,800	325,335
_______

(a)	The service phantom units vest one-third each year for three years from the date of grant with a remaining vesting schedule of May 16, 2012, 2013 and 2014.

(b)
The market value also includes any outstanding distribution equivalent rights that will be paid to the executive at time of vesting of such award. The closing price of our common units on December 30, 2011 of $32.90, as reported on the NYSE, was used to calculate the market value of the unvested unit awards. The amount of outstanding distribution equivalent rights included with the market value for the executives are as follows: Mr. Anderson - $2,201; and Mr. Grimmer - $2,201.

(c)
This award represents performance phantom units, which is the right to receive a number of common units at the end of the performance period depending on our achievement of relative total unitholder return against a defined performance peer group. This award's performance period is from April 20, 2011 through December 31, 2013 and will vest at the end of the performance period, subject to performance. The number of units that have not vested and payout values shown assume a payout at maximum, which is 200% of target, and the payout value also includes any outstanding distribution equivalent rights that will be paid to the executive at time of vesting of such award. This award's payout will be based on actual performance at the end of the performance period. The closing unit price of our common units on 12/30/11 of $32.90 as reported on the NYSE was used to calculate the market value of the unvested unit awards. The amount of outstanding distribution equivalent rights included with the payout value for the executives are as follows:

Name	Accrued Distribution Equivalent Rights
Gregory J. Goff	$11,301
Phillip M. Anderson	2,915
G. Scott Spendlove	2,379
Charles S. Parrish	2,379
Ralph J. Grimmer	2,915

Option Exercises and Stock Vested in 2011

There have been no issuances of options to purchase our units and, therefore, no exercises of options. Our first equity awards to NEOs were granted in May 2011, and none of our equity awards vested during 2011.

Pension Benefits in 2011

The estimated pension benefits provided under the Retirement Plan and Restoration Retirement Plan for our NEOs are set forth below.

Name	Plan Name	Years of Credited Service (a)	Present Value of Accumulated Benefit (b)	Payments during last fiscal year
Gregory J. Goff	— (c)	— (c)	$ — (c)	$ — (c)
Phillip M. Anderson	Tesoro Corporation Retirement Plan Restoration Retirement Plan	12	307,881	—
		12	117,467	—
G. Scott Spendlove	— (c)	— (c)	— (c)	— (c)
Charles S. Parrish	— (c)	— (c)	— (c)	— (c)
Ralph J. Grimmer	Tesoro Corporation Retirement Plan Restoration Retirement Plan	4	151,456	—
		4	41,056	—
_______________

(a)
Due to a freeze of credited service as of December 31, 2010, credited service values are less than actual service values (Actual service values:  Mr. Anderson, 13 years; Mr. Grimmer, 5 years).  Credited service is used to calculate the Final Average Pay portion of the Retirement Plan benefit. The Cash Balance portion of the retirement benefit that went into effect on January 1, 2011 does not utilize credited service.

(b)
The present values of the accumulated plan benefits are equal to the value of the retirement benefits at the earliest unreduced age for each plan using the assumptions used as of December 31, 2011 for financial reporting purposes.  These assumptions include a discount rate of 4.86%, a cash balance interest crediting rate of 3.36%, the RP 2000 Mortality Table projected to 2012 and for the Tesoro Corporation Retirement Plan, that each employee will elect a lump sum payment at retirement using an interest rate of 4.86% and the PPA 2012 Mortality Table. The Partnership's portion of the Pension Benefits is 100% for Mr. Anderson and 70% for Mr. Grimmer as reflected in the table above.

(c)
No portion of the compensation expense for retirement benefits to Messrs. Goff, Spendlove and Parrish is allocated to us. The $2.5 million annual administrative fee under the Omnibus Agreement covers a variety of services provided to TLLP by Tesoro and no portion is specifically allocated to services provided by these individuals to TLLP.

Tesoro Corporation Retirement Plan

Our general partner's employees are eligible to participate in the Tesoro Corporation Retirement Plan (the "Retirement Plan"), a tax-qualified pension plan. The monthly retirement benefit is made up of two components: a Final Average Pay (FAP) benefit for service through December 31, 2010 and a Cash Balance account based benefit for service after December 31, 2010. The final benefit payable under the Retirement Plan is equal to the value of the sum of both the FAP and the Cash Balance components on the participant's benefit commencement date.

Under the FAP component, the benefit formula is equal to 1.1% of final average compensation for each year of service through December 31, 2010 plus 0.5% of average compensation in excess of the Social Security Covered Compensation limit for each year of service through December 31, 2010 up to 35 years. Final average compensation is the monthly average of compensation over the consecutive 36-month period in the last 120 months preceding retirement that produces the highest average. Compensation includes base pay plus bonus but is limited to the maximum compensation and benefit limits allowable for qualified plans under the Internal Revenue Code. Certain employees who were part of a prior acquisition may be eligible for special provisions, which generally provide for a FAP benefit based on the greater of (1) the FAP formula using total combined service with us and the prior employer, reduced by the amount earned under the prior employer's pension plan, and (2) the current FAP formula using only service since becoming our employee.

Under the Cash Balance component, for service after 2010, participants earn quarterly pay and interest credits, which are allocated to a hypothetical account balance. Pay credits are determined based on a percentage of eligible pay at the end of each quarter ranging from 4.5% to 8.5% of pay based on a participant's age at the end of each quarter. Interest is credited quarterly on account balances based on the yields of 10-Year Treasury Bonds.

The Retirement Plan benefit is generally payable at the normal retirement date, which is defined as the first day of the month following the attainment of age 65 and at least three years of service. However, a participant may elect to receive their benefit prior to the Retirement Plan's normal retirement date. If a participant qualifies for early retirement (age 50 with service plus age greater than or equal to 80, which is referred to as "80-point early retirement," or age 55 with 5 years of service, which is referred to as "regular early retirement"), the FAP benefit component will be reduced by a subsidized early retirement factor prior to age 65. Under the 80-point early retirement definition, the FAP benefit component may be paid at age 60 without reduction or earlier than age 60 with a reduction of 5% per year for each year the age at retirement is less than 60. Under the regular early retirement definition, the FAP benefit component may be paid at age 62 without reduction or earlier than age 62 with a reduction of approximately 7.14% per year for each year prior to age 62. If an employee does not qualify for early retirement upon separation from service, they will be eligible for an actuarially equivalent FAP benefit based on their age at the date the benefit is paid without an early retirement subsidy. The Cash Balance benefit component for service after 2010 is always based on the actual balance of the cash balance account as of the payment date and is not subject to any reduction for payment prior to normal retirement.

As of the end of fiscal 2011, Mr. Grimmer was eligible for early retirement, with a subsidized early retirement FAP benefit. Mr. Anderson is eligible to receive a payment under the Retirement Plan, but without an early retirement subsidy for the FAP portion of the benefit. Mr. Anderson and Mr. Grimmer are both eligible to receive the full value of their Cash Balance benefit.

The Retirement Plan benefit is generally payable in the form of a lifetime monthly annuity payment. At the employee's election, a reduced benefit may be paid that continues a portion of the reduced payment over the lifetime of a beneficiary, if the beneficiary outlives the employee. In lieu of monthly payments, the employee may elect a lump sum form of payment.

Tesoro Corporation Restoration Retirement Plan

Both Messrs. Anderson and Grimmer are eligible to receive a supplemental pension benefit under the Tesoro Corporation Restoration Retirement Plan (the "Restoration Retirement Plan"), a non-qualified pension plan. The purpose of the Restoration Retirement Plan is to restore the benefit, which is not provided under the qualified Retirement Plan due to compensation and benefit limitations imposed under the Internal Revenue Code.

The Restoration Retirement Plan provides a benefit equal to the difference between the actual qualified Retirement Plan benefit paid to the participant, and the benefit that would have otherwise been paid to the participant under the Retirement Plan, without regard to the limitations of Section 401(a) (17) and Section 415 of the Internal Revenue Code.

Upon termination, if the present value of the Restoration Retirement Plan benefit is less than or equal to $100,000, the automatic form of payment is a lump sum. If the present value of the Restoration Retirement Plan benefit is greater than $100,000, the automatic form of payment is a lifetime annuity or any annuity form of payment available under the Retirement Plan, as elected by the participant.

The Restoration Retirement Plan provides for certain death and disability benefits in the same manner as provided in the qualified Retirement Plan. Generally, the death benefit provides an equivalent FAP benefit and full Cash Balance account value as of the date of death. The disability benefit provides continued benefit accruals during the period of disability up to age 65. As of December 31, 2011, the present value Mr. Anderson's death benefit was $57,416 and of his disability benefit was $86,720. As of December 31, 2011, 70% (the portion of the expense that would be allocated to us) of the present value of Mr. Grimmer's death benefit was $37,711 and of his disability benefit was $73,856.

Nonqualified Deferred Compensation in 2011

The following table sets forth information regarding the contributions to and year-end balances under Tesoro Corporation Executive Deferred Compensation Plan for the NEOs in 2011. Pursuant to the terms of the omnibus agreement, a portion of the expense related to this plan is allocated to us by Tesoro. The allocated expense, if any, for each of Messrs. Anderson and Grimmer is included in the All Other Compensation column of the Summary Compensation Table. The value of an employee's balance shown below may be tied significantly to contributions made prior to the time such employee began providing services to the Partnership and are not reflective of the expenses allocated to us. We are not allocated any portion of the expense for Messrs. Goff, Spendlove and Parrish.

Name	Executive Contributions in Last Fiscal Year (a)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year (b)	Aggregate Withdrawals/Distributions	Aggregate Balance at Last Fiscal Year-End
Gregory J. Goff	$—	$—	$—	$—	$—
Phillip M. Anderson	—	—	—	—	—
G. Scott Spendlove	—	—	—	—	—
Charles S. Parrish	—	—	—	—	—
Ralph J. Grimmer (c)	14,470	4,670	1,852	—	183,113
________

(a)	The amount shown includes amounts reflected in the base salary and bonus column of the Summary Compensation Table for Mr. Grimmer.

(b)
The amount shown reflects the change in the market value pertaining to the investment funds in which the NEOs have chosen to invest their contributions and the company's contribution under Tesoro Corporation Executive Deferred Compensation Plan.

(c)
The Partnerships' portion of Tesoro Corporation Executive Deferred Compensation Plan for Mr. Grimmer is 70%. However, the amounts reflected in the above table represents the full amount of Mr. Grimmer's values under this nonqualified deferred compensation plan.

Tesoro Corporation Executive Deferred Compensation Plan

Our NEOs are eligible to participate in the Tesoro Corporation Executive Deferred Compensation Plan ("EDCP"). The purpose of the EDCP is to provide executives and key management personnel the opportunity to make additional pre-tax deferrals capped under our qualified 401(k) plan (the "Thrift Plan"), due to salary and deferral limitations imposed under the Internal Revenue Code and as an additional resource for tax planning.

Participants may elect to defer up to 50% of their base salary and/or up to 100% of their annual bonus compensation after FICA tax deductions. Tesoro will match the participant's base salary contributions dollar-for-dollar up to 4% of eligible earnings above the IRS salary limitation (i.e., $245,000 for 2011). A participant will vest in our matching contributions upon the completion of three years of service. Participants who are eligible for supplemental retirement benefits under the ESP or an executive employment agreement are eligible to defer compensation under the EDCP, but are not eligible for the matching provisions of the EDCP. The EDCP also permits Tesoro to make discretionary contributions to participants' accounts from time to time in amounts and on terms as Tesoro may determine. No such additional discretionary contributions have been made on behalf of any of our NEO's accounts to date.

Participants are able to direct investment selections for their own accounts and may change the investment allocation at any time, subject to certain restrictions. The investment selection generally includes mutual funds available through the Thrift Plan.

As imposed by Section 409A of the Code, a participant must wait six months, except in the event of a death, before receiving a distribution of their benefit from the EDCP. Distributions at retirement or termination will be in accordance with the distribution election made by the participant at the time of his or her deferral election. Participants may select distributions in the form of a lump sum or installments (no more frequently than monthly) over a period of two to fifteen years. If a participant does not designate a distribution direction at the time of deferral, the default distribution is a lump sum payment on the seventh month following retirement or termination. For vested deferral account balances less than $100,000 at the time of termination, distribution will be in the form of a lump sum, paid in cash, regardless of the participant's distribution selection.

2011 Potential Payments Upon Termination or Change-In-Control

The following tables reflect the estimated amount of compensation for each of the NEOs upon certain termination events. Such compensation is in addition to the pension benefits for Messrs. Anderson and Grimmer, including certain termination-related pension benefits, described under the heading "Pension Benefits in 2011." The amounts shown below assume that the applicable termination occurred as of December 31, 2011 and are based on the agreements and arrangements in place on such date. The actual payments an executive would be entitled to may only be determined based upon the actual occurrence and circumstances surrounding the termination. The compensation and benefits (excluding their equity awards granted by the Partnership) for Messrs. Goff, Spendlove and Parrish would be paid by Tesoro and not the Partnership under these termination scenarios. Below are the assumptions used in determining the estimated payments upon various termination scenarios.

Payments Made Upon Any Termination Scenario. Messrs. Anderson and Grimmer are entitled to the following upon any termination scenario:

•
Accrued Benefits. Messrs. Anderson and Grimmer would be entitled to the following accrued benefits: any accrued but unpaid base salary to the date of termination; any accrued but unpaid expenses; any unused vacation pay; any unpaid bonuses for a prior period to which they are entitled per the incentive compensation program; and any other benefits to which they are entitled. The Partnership's portion of these benefits will be 100% for Mr. Anderson and 70% for Mr. Grimmer.

Payments Made Upon Involuntary Termination Without Cause. In the event of an NEO's termination due to involuntary termination without cause, the NEOs will receive:

•
Equity Vesting. For all NEOs, since they are required to work a minimum of 12 months to get a payout of their performance phantom units along with the accumulated distribution equivalent rights and they did not work the required minimum period by the end of the year, they will not receive a pro-rated payout of their performance phantom units. For Messrs. Anderson and Grimmer, their service phantom units will fully vest and will be paid the accumulated distribution equivalent rights.

Payments Made Upon Termination in Connection With a Change-in-Control. Pursuant to their management stability agreement for Messrs. Anderson and Grimmer, in the event of a termination by Tesoro without cause or with good reason within two years following a change-in-control of Tesoro Corporation (which would result in a change-in-control of our general partner and the Partnership), Messrs. Anderson and Grimmer and the other NEOs will receive benefits as follows:

•
Severance. Messrs. Anderson and Grimmer will receive a multiple of two times of base salary and target annual bonus as well as a pro-rated bonus for the year of termination. The Partnership's portion of the severance, as reflected in the tables below, is 100% for Mr. Anderson and 70% for Mr. Grimmer. These benefits would not be payable in the case of a change-in-control of the Partnership that did not also constitute a change-in-control of Tesoro Corporation.

•
Equity Vesting. Each NEO will vest in their performance phantom units at target and will be paid the accumulated distribution equivalent rights accumulated on those units. For Messrs. Anderson and Grimmer, their service phantom units will fully vest and will be paid the accumulated distribution equivalent rights.

•
Health Coverage. Messrs. Anderson and Grimmer will receive health and welfare coverage for two years. The Partnership's portion, as reflected in the tables below, is 100% for Mr. Anderson and 70% for Mr. Grimmer. These benefits would not be payable in the case of a change-in-control of the Partnership that did not also constitute a change-in-control of Tesoro Corporation.

•
Retirement Benefits. Messrs. Anderson and Grimmer will receive two additional years of service credit under the current non-qualified supplemental pension plans. The Partnership's portion, as reflected in the tables below, is 100% for Mr. Anderson and 70% for Mr. Grimmer. These benefits would not be payable in the case of a change-in-control of the Partnership that did not also constitute a change-in-control of Tesoro Corporation.

•	Definitions.

Messrs. Anderson and Grimmers' management stability agreements define change-in-control, cause and good reason as follows (these definitions have been simplified for purposes hereof):

"Change-in-Control" means (1) there shall be consummated (a) any consolidation or merger of Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company's common stock would be converted into cash, securities or other property, other than a merger of the Company where a majority of the board of directors of the surviving corporation are, and for a two-year period after the merger continue to be, persons who were directors of the Company immediately prior to the merger or were elected as directors, or nominated for election as directors, by a vote of at least two-thirds of the directors then still in office who were directors of the Company immediately prior to the merger, or (b) any sale, lease, exchange or transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company; or (2) the stockholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company; or (3) (x) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act other than the Company or a subsidiary thereof or any employee benefit plan sponsored by the Company or a subsidiary thereof, shall become the beneficiary owner (within the meaning of Rule 13d-3 under the Exchange Act) of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities ordinarily (and apart from rights accruing in special circumstance) having the right to vote in the election of directors, as a result of a tender or exchange offer, open market purchases, privately negotiated purchases or otherwise, or (y) at any time during a period of one year thereafter, individuals who immediately prior to the beginning of such period constituted the Board of Directors cease for any reason to constitute at least a majority thereof, unless election or the nomination by the Board of Directors for election by the Company's stockholders of each new director during such period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period.

"Cause" means (1) the conviction of or a please of nolo contendere to the charge of a felony or (2) a material breach of fiduciary duty to Tesoro through the misappropriation of funds or property.

"Good Reason" means the occurrence of any of the following: (1) without executive's express written consent, the assignment to executive of any duties inconsistent with the employment of executive immediately prior to the Change in Control, or a significant diminution of executive's positions, duties, responsibilities and status with the Company from those immediately prior to a Change in Control or a diminution in executive's titles or offices as in effect immediately prior to a Change in Control, or any removal of executive from, or any failure to reelect executive to, any of such positions; (2) a material reduction by the Company in executive's base salary, as in effect immediately prior to a Change in Control; (3) the failure by the Company to continue benefits, including but not limited to, thrift, pension, life insurance, and health plans, substantially equal in value, in the aggregate, to those in which executive is participating or is eligible to participate at the time of the Change in Control except as otherwise required by the terms of such plans as in effect at the time of any Change in Control; (4) the failure by the Company to continue in effect any incentive plan or arrangement in which executive is participating at the time of a Change in Control (or to substitute and continue other plans or arrangements providing the executive with substantially similar benefits), except as otherwise required by the terms of such plans as in effect at the time of any Change in Control; (5) the occurrence of an event that meets the criteria set forth under the Company's relocation policy, as in effect from time to time, with respect to which either (a) the executive fails to provide express written consent to the relocation or (b) the Company fails to provide the relocation benefit set forth in such policy; or (6) any failure by the Company to obtain the assumption of this Agreement by any successor or assign of the Company.

Payments Made Upon Termination Due to Retirement or Voluntary Termination. In the event of an NEO's termination due to retirement or voluntary termination, the NEO will receive the following benefits:

•
Severance. At the Board's discretion, pursuant to the terms of the Tesoro's annual incentive compensation program, upon retirement for any reason on or after June 30 of the applicable year, Mr. Grimmer will receive a pro-rated bonus for the year of termination since he is retirement eligible. The Partnership's portion of Tesoro's incentive compensation program, as reflected in the tables below, is 70% for Mr. Grimmer. Mr. Anderson will not receive a pro-rated bonus since he is not retirement eligible.

•
Equity Vesting. Mr. Grimmer is retirement eligible, but did not yet work the minimum of 12 months during the performance period; thus, he will not get a payout of his performance phantom units along with the accumulated distribution equivalent rights. Also, Mr. Grimmer will forfeit his unvested service phantom units and the accumulated distribution equivalent rights related to such units. The other NEOs will forfeit all unvested equity awards, along with the accumulated distribution rights, since they are not retirement eligible.

Payments Made Upon Death or Disability. In the event of an NEO's termination due to death or disability, their beneficiaries or estate (in the case of death) or the NEO (in the case of disability) will receive:

•
Severance. At the Board's discretion, pursuant to the terms of the Tesoro's annual incentive compensation program, upon termination due to death or disability, Messrs. Anderson and Grimmer will receive a pro-rated bonus for the year of termination. The Partnership's portion of Tesoro's incentive compensation program, as reflected in the tables below, is 100% for Mr. Anderson and 70% for Mr. Grimmer.

•
Equity Vesting. Each NEO will vest in their performance phantom units at target and will be paid the accumulated distribution equivalent rights accumulated on those units. For Messrs. Anderson and Grimmer, their service phantom units will fully vest and will be paid the accumulated distribution equivalent rights.

Potential Payments Upon a Termination Without Cause

Compensation Components	Mr. Goff	Mr. Anderson	Mr. Spendlove	Mr. Parrish	Mr. Grimmer
Value of Accelerated Equity (a)	$—	$123,931	$—	$—	$123,931
_______________

(a)
For Messrs. Anderson and Grimmer, their service phantom units will fully vest and be paid the accumulated distribution equivalent rights on those units as of December 31, 2011. As the NEOs did not work a minimum of twelve months during the performance period, they would not have received a pro-rated payout of their performance phantom units or the accumulated distribution equivalent rights on these units as of December 31, 2011.

Potential Payments Upon a Termination in Connection with a Change-in-Control

Compensation Components	Mr. Goff	Mr. Anderson	Mr. Spendlove	Mr. Parrish	Mr. Grimmer
Severance (a)	$—	$1,055,764	$—	$—	$615,974
Value of Accelerated Equity (b)	636,041	288,056	133,979	133,979	288,056
Retirement Benefits (c)	—	28,777	—	—	74,675
Health Benefits (d)	—	34,614	—	—	18,370
Total	$636,041	$1,407,211	$133,979	$133,979	$997,075
_______________

(a)
For Messrs. Anderson and Grimmer, their severance amounts include a multiple of two times the sum of base salary plus target annual bonus as well as a pro-rated bonus for the year of termination. Their severance amount (excluding the pro-rated bonus, as applicable) will be paid in a lump sum six months after their termination. The Partnership's portion of the severance, as reflected in the table, is 100% for Mr. Anderson and 70% for Mr. Grimmer.

(b)
Each NEO will vest in their performance phantom units at target and will be paid the accumulated distribution equivalent rights accumulated on those units as of December 31, 2011. For Messrs. Anderson and Grimmer, their service phantom units will fully vest and be paid the accumulated distribution equivalent rights on those as of December 31, 2011.

(c)
The retirement benefit for Messrs. Anderson and Grimmer reflects the value of the two additional years of service credit using the same assumptions as of December 31, 2011 that are used for financial reporting purposes, as discussed under the heading "Pension Benefits in 2011." The Partnership's portion of this benefit, as reflected in the table, is 100% for Anderson and 70% for Mr. Grimmer.

(d)
The estimated health and welfare benefits represent for Messrs. Anderson and Grimmer that they will receive for twenty-four months after termination. The Partnership's portion of this benefit, as reflected in the table, is 100% for Mr. Anderson and 70% for Mr. Grimmer.

Potential Payments Upon a Termination Due to Retirement or Voluntary Termination

Compensation Components	Mr. Goff	Mr. Anderson	Mr. Spendlove	Mr. Parrish	Mr. Grimmer
Severance (a)	$—	$—	$—	$—	$115,474
_______________

(a)
The severance amounts include the pro-rated bonus for the year of termination for Mr. Grimmer only since he is retirement eligible as of the end of the year. The Partnership's portion of Tesoro's incentive compensation program, as reflected in the table, is 70% for Mr. Grimmer. Mr. Grimmer will not receive a pro-rated payout of his performance unit awards since he had not yet worked a minimum of twelve months during the performance period.

Potential Payments Upon a Termination Due to Death

Compensation Components	Mr. Goff	Mr. Anderson	Mr. Spendlove	Mr. Parrish	Mr. Grimmer
Severance (a)	$—	$230,873	$—	$—	$115,474
Value of Equity (b)	636,401	288,056	133,979	133,979	288,056
Total	$636,401	$518,929	$133,979	$133,979	$403,530
_______________

(a)
The severance amounts include the pro-rated bonus for the year of termination for Messrs. Anderson and Grimmer. The Partnership's portion of Tesoro's incentive compensation program, as reflected in the table, is 100% for Mr. Anderson and 70% for Mr. Grimmer.

(b)
Each NEO will vest in their performance phantom units at target and will be paid the accumulated distribution equivalent rights accumulated on those units as of December 31, 2011. For Messrs. Anderson and Grimmer, their service phantom units will fully vest and be paid the accumulated distribution equivalent rights on those units as of December 31, 2011.

Potential Payments Upon a Termination Due to Disability

Compensation Components	Mr. Goff	Mr. Anderson	Mr. Spendlove	Mr. Parrish	Mr. Grimmer
Severance (a)	$—	$230,873	$—	$—	$115,474
Value of Equity (b)	636,401	288,056	133,979	133,979	288,056
Total	$636,401	$518,929	$133,979	$133,979	$403,530
_______________

(a)
The severance amounts include the pro-rated bonus for the year of termination for Messrs. Anderson and Grimmer. The Partnership's portion of Tesoro's incentive compensation program, as reflected in the table, is 100% for Mr. Anderson and 70% for Mr. Grimmer.

(b)
Each NEO will vest in their performance phantom units at target and will be paid the accumulated distribution equivalent rights accumulated on those units as of December 31, 2011. For Messrs. Anderson and Grimmer, their service phantom units will fully vest and be paid the accumulated distribution equivalent rights on those units as of December 31, 2011.

Risk Considerations in Our Compensation Programs

In August 2011, Tesoro's management, in consultation with the Tesoro Corporation Compensation Committee's independent consultant, performed an assessment of the risk associated with Tesoro's compensation programs. Tesoro's 2011 assessment included an evaluation of TLLP's compensation framework. In October 2011, management reviewed with the Chairman of the Board and independent directors of our general partner the portion of the analysis relating to management's assessment of our general partner's employees, including executives, and discussed the concept of risk as it relates to our compensation programs. The assessment and discussions concluded the following:

•	We have an appropriate pay philosophy and market positioning for our executive compensation programs to support our business objectives.

•
Our compensation programs appropriately balance fixed compensation with short-term and long-term variable compensation such that no single pay element would motivate employees to engage in excessive risk taking.

•	The characteristics of our annual incentive program design do not lend themselves to excessive risk taking because we base annual incentive awards on:

◦
Corporate, business unit and individual performance goals, with a variety of pre-established performance conditions in each category, thus diversifying the risk associated with any single indicator of performance; and

◦	Financial and non-financial performance targets that are objectively determined by measurable and certifiable results.

•
Our long-term incentive program encourages employees to focus on our long-term success by providing performance phantom units that only reward employees if we meet specified performance goals. These awards also incorporate pre-established caps to prevent over-payment.

Following the completion of the compensation risk assessment, in January 2012, we established a "clawback" policy that allows the Board of Directors to recoup incentive compensation received by a senior executive for misconduct resulting in a material financial restatement. The "clawback" policy is discussed in more detail under the heading "Compensation Discussion and Analysis - Clawback Policy."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership by Directors and Executive Officers

The following table shows the beneficial ownership of our units reported to us as of February 16, 2012, including units as to which a right to acquire ownership exists within the meaning of Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for each director, the CEO, the CFO and our other three most highly compensated officers during 2011 and our current directors and officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the common units listed. As of February 16, 2012, there were 15,254,890 common units outstanding (including 304,890 common units held by Tesoro Corporation and its affiliates). This table does not include (1) the 622,649 general partner units held by Tesoro Logistics GP, LLC, or the 15,254,890 subordinated units held by Tesoro Corporation and its affiliates or (2) phantom units held by our directors and executive officers that do not vest within 60 days of February 16, 2012. None of our officers or directors hold general partner or subordinated units.

	Common Units Owned Directly	Common Units to Which a Right to Acquire Ownership Exists (a)	Total Unit-Based Ownership	Percent of Class
Gregory J. Goff	10,000	—	10,000	*
Phillip M. Anderson	4,900	—	4,900	*
Raymond J. Bromark	2,000	—	2,000	*
Mary F. Morgan	4,000	—	4,000	*
Thomas C. O'Connor	8,000	—	8,000	*
Charles S. Parrish	—	—	—	*
G. Scott Spendlove	—	—	—	*
Ralph J. Grimmer	3,000	—	3,000	*
All Current Directors and Executive Officers as a Group (9 individuals)	31,900	—	31,900	*
_______________

*	Less than 1.0%

(a)	None of the individuals included in the chart above have a right to acquire common units by February 16, 2012 or within 60 days thereafter.

The following table shows the beneficial ownership of common stock of Tesoro Corporation reported to us as of February 16, 2012, including shares as to which a vested right to acquire ownership exists (for example, through the exercise of stock options) within the meaning of Rule 13d−3(d)(1) under the Exchange Act and shares credited to accounts under Tesoro's Thrift Plan, for each director, the CEO, the CFO and our other three most highly compensated officers during 2011 and our current directors and officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of our common stock listed. As of February 16, 2012, there were 140,800,815 shares outstanding.

	Common Stock Owned Directly (a)	Common Stock Underlying Exercisable Options (b)	Common Stock Credited under Thrift Plan	Common Stock for which Beneficial Ownership is Otherwise Attributed	Total Stock-Based Ownership (c)	Percent of Class
Gregory J. Goff	160,103	49,387	568	—	210,058	*
Phillip M. Anderson	9,468	18,766	1,625	—	29,859	*
Raymond J. Bromark	—	—	—	—	—	—
Mary F. Morgan	—	—	—	—	—	—
Thomas C. O'Connor	—	—	—	—	—	—
Charles S. Parrish	50,076	238,366	10,421	—	298,863	*
G. Scott Spendlove	46,331	134,766	7,957	—	189,054	*
Ralph J. Grimmer	9,554	17,166	1,942	—	28,662	*
All Current Directors and Executive Officers as a Group (9 individuals)	304,532	463,451	22,513	—	790,496	*
_______________

*	Less than 1.0%

(a)	Includes shares of unvested restricted stock.

(b)	Includes shares that the listed persons had the right to acquire through the exercise of stock options on February 16, 2012, or within 60 days thereafter.

(c)	Performance shares and market stock unit awards granted to executive officers for performance periods ending December 31, 2013 and later are not included in the shares shown.

Security Ownership by Certain Beneficial Owners

The following table sets forth information from filings made with the SEC as to each person or group who as of December 31, 2011 (unless otherwise noted) beneficially owned more than 5% of our outstanding units or more than 5% of any class of our outstanding units. The principal difference between our common units and subordinated units is that in any quarter during the subordination period, the subordinated units will not be entitled to receive any distribution until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units do not accrue arrearages. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis and all common units thereafter will no longer be entitled to arrearages.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Common Units	Percent of Common Units	Number of Subord-inated Units	Percent of Subord-inated Units	Number of General Partner Units	Percent of General Partner Units	Percent of Total Units
Tesoro Corporation (a) 19100 Ridgewood Parkway San Antonio, Texas 78259	304,890	2%	15,254,890	100%	622,649	100%	52%
The Goldman Sachs Group, Inc. (b) Goldman, Sachs & Co. 200 West Street New York, New York 10282	1,417,121	9.3%	—	—	—	—	4.6%
Kayne Anderson Capital Advisors, L.P. (c) Richard A. Kayne 1800 Avenue of the Stars, Third Floor Los Angeles, California 90067	1,189,282	7.8%	—	—	—	—	3.8%
Tortoise Capital Advisors, L.L.C. (d) 11550 Ash Street, Suite 300 Leawood, Kansas 66211	1,056,502	6.9%	—	—	—	—	3.4%
Chickasaw Capital Management, LLC (e) 6075 Poplar Avenue, Suite 402 Memphis, Tennessee 38119	930,300	6.1%	—	—	—	—	3.0%
The Northwestern Mutual Life Insurance Company (f) 720 East Wisconsin Avenue Milwaukee, Wisconsin 53202	925,300	6.1%	—	—	—	—	3.0%
_______________

(a)
Tesoro Corporation directly holds 135,610 common units and 6,785,124 subordinated units; limited partner units are also held by affiliates of Tesoro Corporation, as follows: Tesoro Refining and Marketing Company directly holds 158,090 common units and 7,909,891 subordinated units, Tesoro Alaska Company directly holds 11,190 common units and 559,875 subordinated units and Tesoro Logistics GP, LLC directly holds 622,649 general partner units. Tesoro Corporation is the ultimate parent company of each such entity and may, therefore, be deemed to beneficially own the units held by each such entity. Tesoro Corporation files information with, or furnishes information to, the Securities and Exchange Commission pursuant to the information requirements of the Securities Exchange Act of 1934, as amended.

(b)
According to a Schedule 13G filed with the SEC on February 13, 2012, The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. have sole voting power with regarding to 881 of our common units, sole investment power with regard to 881 of our common units and shared investment power with regard to 1,416,240 of our common units.

(c)
According to a Schedule 13G/A filed with the SEC on February 9, 2012, Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne have shared voting power and shared investment power with regard to 1,189,282 of our common units.

(d)
According to a Schedule 13G filed with the SEC on February 10, 2012, Tortoise Capital Advisors, L.L.C. has shared voting power with regard to 971,328 of our common units and shared investment power with regard to 1,056,502 of our common units.

(e)	According to a Schedule 13G filed with the SEC on February 6, 2012, Chickasaw Capital Management, LLC has sole voting power and sole investment power with regard to 930,300 of our common units.

(f)
According to a Schedule 13G filed with the SEC on January 25, 2012, The Northwestern Mutual Life Insurance Company has shared voting power and shared investment power with regard to 925,300 of our common units.

Equity Compensation Plan Information
The following table summarizes, as of December 31, 2011, certain information regarding Tesoro Logistics GP, LLC's equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants And Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (c)
Equity Compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (d)	87,673	—	662,327
Total	87,673	—	662,327
_________

(a)
The amounts in column (a) of this table reflect only phantom units that have been granted under the Tesoro Logistics LP 2011 Long-Term Incentive Plan (the "LTIP"). No unit options have been granted. Each phantom unit shown in the table represents a right to receive (upon vesting and payout) a specified number of our common units. Vesting and payout may be conditioned upon achievement of pre-determined performance objectives (typically total unitholder return over a defined period) or conditioned only upon continued service with us and our affiliates. For illustrative purposes, the maximum payment (i.e., a 200% ratio) provided by the provisions of the award agreements has been assumed for vesting and payout of performance-related grants.  Payment at target levels (i.e., a 100% ratio) would result in 50,873 units to be issued and 699,127 units remaining available for future issuance.

(b)	No value is shown in column (b) of the table, since the phantom units do not have an exercise, or "strike," price.

(c)	For illustrative purposes, a maximum payment (i.e., a 200% ratio) has been assumed for vesting and payout of outstanding performance-related grants.

(d)
The LTIP was adopted by the Tesoro Logistics GP, LLC Board of Directors in connection with the closing of the initial public offering on April 26, 2011 and provides for awards of options, restricted units, phantom units, distribution equivalent rights, substitute awards, unit appreciation rights and unit awards to be available for employees, consultants and directors of the general partner and any of their affiliates who perform services for Tesoro Logistics LP.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our general partner's directors and executive officers, as well as holders of more than 10% of our voting stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock or other equity securities. Based on a review of those forms provided to us and any written representations, we believe that during the year ended December 31, 2011, our directors, executive officers and holders of more than 10% of our voting stock filed the required reports on a timely basis under Section 16(a), except for the following transactions, which were not timely filed due to administrative error: (1) a Form 4 for Mr. Grimmer reporting a purchase of 500 units on April 29, 2011, and (2) a Form 3 for Mr. Romasko reporting that he became a director and executive officer of TLGP on July 21, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

As of February 16, 2012, Tesoro owns 304,890 common units and 15,254,890 subordinated units, representing approximately 50% limited partner interest in us. In addition, the general partner owns 622,649 general partner units representing a 2% general partner interest in us, as well as incentive distribution rights. Transactions with Tesoro and its affiliated entities are considered to be related party transactions because Tesoro and its affiliates own more than 5% of our equity interests; in addition, Messrs. Goff, Spendlove, Romasko and Parrish serve as executive officers of both Tesoro and our general partner.

Whenever a conflict arises between our general partner or its affiliates, on the one hand, and us and our limited partners, on the other hand, our general partner will resolve that conflict. Although not required, we anticipate that our general partner will ask the Conflicts Committee to approve the fairness of significant transactions, such as the acquisition of logistics assets from Tesoro for which we have a right of first offer. See "Committees of the Board of Directors - Conflicts Committee" in Item 10.

Our Board of Directors has not adopted a formal written related-person transaction approval policy. Tesoro uses the procedure described below when reviewing, approving, or ratifying "related person transactions." Other than potential conflicts transactions of the type described in the paragraph above, we anticipate that the board of directors of our general partner would use a similar process. For these purposes, a "related person" is a director, nominee for director, executive officer, or holder of more than 5% of our common stock, or any immediate family member of a director, nominee for director or executive officer. This procedure applies to any financial transaction, arrangement or relationship or any series of similar financial transactions, arrangements or relationships in which we are a participant and in which a related person has a direct or indirect interest, other than the following:

•	Payment of compensation by us to a related person for the related person's service in the capacity or capacities that give rise to the person's status as a "related person;"

•	Transactions available to all employees or all unitholders on the same terms;

•
Purchases from us in the ordinary course of business at the same price and on the same terms as offered to our other customers, regardless of whether the transactions are required to be reported in our filings with the SEC; and

•	Transactions, which when aggregated with the amount of all other transactions between the related person and us, involve less than $120,000 in a fiscal year.

We expect that the Audit Committee of our general partner would generally be asked to approve any related-person transaction before commencement of such transaction, provided that if the related-person transaction is identified after it commences, it is brought to the Audit Committee for ratification, amendment or rescission. The Chairman of our Audit Committee has the authority to approve or take other actions with respect to any related-person transaction that arises, or first becomes known, between meetings of the Audit Committee, provided that any action by the Chairman of our Audit Committee must be reported to our Audit Committee at its next regularly scheduled meeting.

We expect that, in determining whether to approve a related-person transaction, the Audit Committee would consider whether the terms are fair to us, whether the transaction is material to us, the role the related person has played in arranging the transaction, the structure of the transaction, and the interests of all related persons in the transaction, as well as any other factors the members of the Audit Committee deem appropriate. Our Audit Committee may, in its sole discretion, approve or deny any related-person transaction. Approval of a related-person transaction may be conditioned upon us and the related person following certain procedures designated by the Audit Committee.

Initial Public Offering and Related Structuring Transactions

On April 20, 2011, the Partnership's common units began trading on the New York Stock Exchange under the symbol "TLLP." On April 26, 2011, we closed our Offering of 14,950,000 common units at a price of $21.00 per unit, which included a 1,950,000 unit over-allotment option that was exercised by the underwriters. In connection with the Offering, all of our initial net property, plant and equipment was contributed by Tesoro (including its subsidiaries Tesoro Refining and Marketing Company ("TRMC") and Tesoro Alaska Company ("Tesoro Alaska")) in a series of transactions in exchange for:

•	304,890 common units and 15,254,890 subordinated units, representing an approximate aggregate 50% interest, excluding the general partner interest, in TLLP;

•	all of the incentive distribution rights (as discussed in TLLP's partnership agreement);

•	622,649 general partner units, representing a 2% general partner interest; and

•	an aggregate cash distribution of $333.0 million.

Distributions and Payments to Our General Partner and Its Affiliates

We generally make cash distributions of 98% to unitholders, including Tesoro as the direct and indirect holder of an aggregate 304,890 common units and 15,254,890 subordinated units, and 2% to our general partner (assuming it makes any capital contributions necessary to maintain its 2% interest in us). In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, the general partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level. During 2011, we distributed $9,254,957 to Tesoro with respect to its common and subordinated units and $370,352 with respect to the 2% general partner interest.

Commercial Agreements, Omnibus Agreement and Operational Services Agreement

In connection with the closing of the Offering, we entered into various long-term, fee-based commercial agreements with Tesoro under which we provide various pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products. These agreements are described in detail under Items 1 and 2 Business and Properties. The amounts paid under those agreements during 2011 are as follows:

•	Tesoro paid us approximately $19.2 million pursuant to the pipeline transportation services agreement in 2011;

•	Tesoro paid us approximately $18.1 million pursuant to the crude oil trucking transportation services agreement in 2011;

•	Tesoro paid us approximately $24.9 million pursuant to the master terminalling services agreement in 2011;

•	Tesoro paid us approximately $4.3 million pursuant to the pipeline transportation services agreement in 2011; and

•	Tesoro paid us approximately $3.6 million pursuant to the Salt Lake City storage and transportation services agreement in 2011.

In connection with the closing of the Offering, we entered into an Omnibus Agreement (the "Omnibus Agreement") with our general partner, Tesoro Corporation, TRMC, Tesoro Alaska, and Tesoro Companies, Inc., which is described in more detail under Items 1 and 2 Business and Properties. We paid Tesoro approximately $15.1 million pursuant to this agreement and Tesoro paid us approximately $0.5 million pursuant to this agreement during 2011.

In connection with the closing of the Offering, our general partner and our subsidiaries Tesoro Logistics Operations LLC (the "Operating Company") and Tesoro High Plains Pipeline Company LLC ("Tesoro HP") entered into an Operational Services Agreement (the "Operational Services Agreement") with Tesoro Alaska, TRMC, and TCI, which is described in more detail under Items 1 and 2 Business and Properties. We and our subsidiaries paid Tesoro approximately $0.2 million pursuant to this agreement during 2011.

Director Independence

The Board of Directors currently consists of eight directors, three of whom are independent and five of whom are executives of Tesoro or our general partner. Because we are a limited partnership, we are not required to have a majority of independent directors. The Board undertook its annual review of director independence in February 2012 and in the process reviewed the independence of each director. The purpose of these reviews was to determine whether any of the directors had relationships or transactions that were inconsistent with a determination that the nominee is independent. Based on this review, the Board affirmatively determined that each of the following directors has no material relationship with us and has satisfied the independence requirements of the NYSE: Mr. Bromark, Ms. Morgan and Mr. O'Connor.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has selected Ernst & Young LLP to serve as our independent auditors for the fiscal year ending December 31, 2012. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change would be in the best interests of us and our unitholders.

Audit Fees for 2011

The following table presents fees billed for the year ended December 31, 2011, for professional services performed by Ernst & Young LLP ("EY").

2011
Audit Fees (a)	$371,636
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$371,636
_______________

(a)
Audit Fees represent the aggregate fees for professional services rendered by EY in connection with its audits of our consolidated financial statements, reviews of the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings.

In accordance with the Audit Committee charter, all audit and permitted non-audit services to be performed by EY must be approved in advance by the Audit Committee. All audit services performed by EY have been pre-approved by the Audit Committee. No non-audit services were performed.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements

The following consolidated financial statements of Tesoro Logistics LP and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

2. Financial Statement Schedules

No financial statement schedules are submitted because of the absence of the conditions under which they are required, the required information is insignificant or because the required information is included in the consolidated financial statements.

3. Exhibits

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

#10.3
Management Stability Agreement of Phillip M. Anderson (incorporated by reference herein to Exhibit 10.13 to the Company's Registration Statement on Form S-1 filed on January 4, 2011, File No. 333-171525).

#10.4
Management Stability Agreement of Ralph J. Grimmer (incorporated by reference herein to Exhibit 10.15 to the Company's Registration Statement on Form S-1 filed on January 4, 2011, File No. 333-171525).

#10.5
Tesoro Logistics LP 2011 Long-Term Incentive Plan, adopted as of March 31, 2011 (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

#10.6
Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Performance Phantom Unit Agreement (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 20, 2011, File No. 1-35143).

Exhibit Number	Description of Exhibit
#10.7
Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Phantom Unit Award (Employee time-vesting award) (incorporated by reference herein to Exhibit 10.17 to the Company's Registration Statement on Form S-1 filed on January 4, 2011, File No. 333-171525).

#10.8
Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Phantom Unit Award (Non-employee director award) (incorporated by reference herein to Exhibit 10.18 to the Company's Registration Statement on Form S-1 filed on January 4, 2011, File No. 333-171525).

*#10.9	Description of 2012 Incentive Compensation Program.

10.10
Omnibus Agreement, dated as of April 26, 2011, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

*10.11
Amendment No. 1 to Omnibus Agreement, dated as of February 28, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC.

10.12
Operational Services Agreement, dated as of April 26, 2011, among Tesoro Companies, Inc., Tesoro Refining and Marketing Company, Tesoro Alaska Company, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC and Tesoro High Plains Pipeline Company LLC (incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.13
Transportation Services Agreement (High Plains Pipeline System), dated as of April 26, 2011, between Tesoro High Plains Pipeline Company LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.14
Trucking Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.15
Amended and Restated Trucking Transportation Services Agreement, dated as of December 2, 2011, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 5, 2011, File No. 1-35143).

*10.16	First Amendment to Amended and Restated Trucking Transportation Services Agreement, dated as of February 27, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company.

10.17
Supplemental Trucking Services Agreement, dated as of July 1, 2011 (a supplement to the Trucking Transportation Services Agreement, dated as of April 26, 2011) between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, File No. 1-35143).

*10.18
Schedule 5 to Supplemental Trucking Services Agreement, dated as of December 1, 2011 (a supplement to the Trucking Transportation Services Agreement, dated as of April 26, 2011) between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company.

†10.19
Master Terminalling Services Agreement, dated as of April 26, 2011, among Tesoro Refining and Marketing Company, Tesoro Alaska Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

*‡10.20	First Amendment to Master Terminalling Services Agreement, dated as of December 1, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC.

*10.21	Terminal Expansion Agreement, dated as of February 27, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company.

10.22
Transportation Services Agreement (SLC Short-Haul Pipelines), dated as of April 26, 2011, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

Exhibit Number	Description of Exhibit
10.23
Salt Lake City Storage and Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.24
Terminal Sublease, dated as of April 26, 2011, between Tesoro Alaska Company, as Landlord, and Tesoro Alaska Logistics LLC, as Tenant (incorporated by reference herein to Exhibit 10.11 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

*14.1	Code of Business Conduct and Ethics for Senior Financial Executives.

*14.2	Code of Business Conduct.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________

*	Filed herewith

**	Submitted electronically herewith

#	Compensatory plan or arrangement

†
Confidential treatment has been granted for certain portions of this Exhibit pursuant to a confidential treatment order granted by the Securities Exchange Commission. Such portions have been omitted and filed separately with the Securities Exchange Commission.

‡	Confidential status has been requested for certain provisions hereof pursuant to a Confidential Treatment Request. Such provisions have been filed with the Securities Exchange Commission.

In accordance with Rule 402 of Regulation S-T, the XBRL information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESORO LOGISTICS LP

By:	Tesoro Logistics GP, LLC
Its General Partner

By:	/s/ GREGORY J. GOFF
Gregory J. Goff
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Dated: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. GOFF	Chairman of the Board of Directors and	February 27, 2012
Gregory J. Goff	Chief Executive Officer
(Principal Executive Officer)

/s/ G. SCOTT SPENDLOVE	Director, Vice President and Chief Financial Officer	February 27, 2012
G. Scott Spendlove	(Principal Financial Officer and Principal Accounting Officer)

/s/ PHILLIP M. ANDERSON	Director and President	February 27, 2012
Phillip M. Anderson

/s/ DANIEL R. ROMASKO	Director, Vice President and Chief Operating Officer	February 27, 2012
Daniel R. Romasko

/s/ CHARLES S. PARRISH	Director, Vice President and General Counsel	February 27, 2012
Charles S. Parrish

/s/ RAYMOND J. BROMARK	Director	February 27, 2012
Raymond J. Bromark

/s/ MARY F. MORGAN	Director	February 27, 2012
Mary F. Morgan

/s/ THOMAS C. O'CONNOR	Director	February 27, 2012
Thomas C. O'Connor