Form 10-Q
period 2012-03-31
TESORO LOGISTICS LP
filed 2012-05-08
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

The registrant had 15,463,633 common units, 15,254,890 subordinated units and 626,861 general partner units outstanding at May 4, 2012.

TESORO LOGISTICS LP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011

	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,015	$18,326
Receivables
Trade	466	542
Affiliate	7,972	11,312
Prepayments and other current assets	242	637
Total Current Assets	29,695	30,817
NET PROPERTY, PLANT AND EQUIPMENT	137,418	136,264
OTHER NONCURRENT ASSETS	1,950	3,072
Total Assets	$169,063	$170,153

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable
Trade	$3,673	$5,727
Affiliate	2,986	2,759
Deferred revenue - affiliate	1,720	1,775
Accrued liabilities	597	878
Total Current Liabilities	8,976	11,139
ASSET RETIREMENT OBLIGATIONS	45	44
DEBT	50,000	50,000
COMMITMENTS AND CONTINGENCIES (Note I)
EQUITY
Common unitholders (15,254,890 units issued and outstanding)	250,950	250,430
Subordinated unitholders (15,254,890 units issued and outstanding)	(142,500)	(143,048)
General partner (622,649 units issued and outstanding)	1,592	1,588
Total Equity	110,042	108,970
Total Liabilities and Equity	$169,063	$170,153

See accompanying notes to condensed consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
		Predecessor
REVENUES	(Dollars in thousands, except per unit amounts)
Affiliate	$26,353	$5,562
Third-party	732	708
Total Revenues	27,085	6,270
COSTS AND EXPENSES
Operating and maintenance expenses	9,687	8,708
Depreciation and amortization expenses	2,001	2,017
General and administrative expenses	3,330	1,359
Total Costs and Expenses	15,018	12,084
OPERATING INCOME (LOSS)	12,067	(5,814)
Interest and financing costs, net	(511)	—
NET INCOME (LOSS)	$11,556	$(5,814)
Less: General partner's interest in net income	230
Limited partners' interest in net income	$11,326

Net income per limited partner unit:
Common - basic and diluted	$0.37
Subordinated - basic and diluted	$0.37

Weighted average limited partner units outstanding:
Common units - basic	15,254,890
Common units - diluted	15,297,023
Subordinated units - basic and diluted	15,254,890

Cash distribution per unit	$0.3775

See accompanying notes to condensed consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
		Predecessor
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(Dollars in thousands)
Net income (loss)	$11,556	$(5,814)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization expenses	2,001	2,017
Amortization of debt issuance costs	159	—
Unit-based compensation expense	378	—
Changes in current assets:
Receivables - trade	76	17
Receivables - affiliate	272	4
Prepayments and other current assets	395	(156)
Changes in current liabilities:
Accounts payable - trade	(983)	(243)
Accounts payable - affiliate	227	—
Deferred revenue - affiliate	(55)	—
Accrued liabilities	(281)	59
Changes in other noncurrent assets and liabilities	1,494	(169)
Net cash from (used in) operating activities	15,239	(4,285)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(4,631)	(419)
Capital expenditure reimbursements by Sponsor	3,475	—
Net cash used in investing activities	(1,156)	(419)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Distributions to General Partner	(226)	—
Distributions to Common unitholders	(5,530)	—
Distributions to Subordinated unitholders	(5,530)	—
Financing costs	(532)	—
Sponsor contribution of division equity to the Predecessor	—	4,704
Capital contributions	424	—
Net cash from (used in) financing activities	(11,394)	4,704
INCREASE IN CASH AND CASH EQUIVALENTS	2,689	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,326	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,015	$—
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid, net of capitalized interest	$367	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Capital expenditures included in accounts payable at period end	$2,509	$291

See accompanying notes to condensed consolidated financial statements.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

As used in this report, the terms "Tesoro Logistics LP," "we," "us," or "our" may refer to Tesoro Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole. References in this report to "Tesoro" or our "Sponsor" refer collectively to Tesoro Corporation and any of its subsidiaries, other than Tesoro Logistics LP, its subsidiaries and its general partner. The information presented in this Quarterly Report on Form 10-Q contains the unaudited condensed combined financial results of Tesoro Logistics LP Predecessor ("Predecessor"), our predecessor for accounting purposes, for the three months ended March 31, 2011. The unaudited condensed consolidated financial results for the three months ended March 31, 2012 include the results of operations for Tesoro Logistics LP ("TLLP" or the "Partnership"). The balance sheets as of March 31, 2012 and December 31, 2011 present solely the condensed consolidated financial position of the Partnership.

Organization

TLLP is a Delaware limited partnership formed in December 2010 by Tesoro Corporation and its wholly owned subsidiary, Tesoro Logistics GP, LLC ("TLGP"), our general partner. On April 26, 2011, we completed our initial public offering (the "Offering") of 14,950,000 common units representing limited partner interests.

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

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to present the information fairly. The accompanying interim condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We record our financial instruments including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities at their carrying value. We believe the carrying value of our financial instruments approximates fair value. Our fair value assessment incorporates a variety of considerations, including:

•	the short term duration of the instruments (less than three percent of our trade receivables and payables are outstanding for greater than 90 days); and

•	the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

Additionally, our debt approximates fair value as our borrowings are under a revolving credit facility, which includes a variable interest rate.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE B - RELATED-PARTY TRANSACTIONS

Commercial Agreements. The Partnership has various long-term, fee-based commercial agreements with Tesoro under which we provide pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products.

If, in any calendar month, Tesoro fails to meet its minimum volume commitments under these agreements, it will be required to pay us a shortfall payment. These shortfall payments may be applied as a credit against any amounts due above their minimum volume commitments for up to three months after the shortfall payment was made. We believe the terms and conditions under these agreements, as well as our other agreements with Tesoro described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. These commercial agreements with Tesoro include:

•	a 10-year pipeline transportation services agreement under which Tesoro pays the Partnership fees for gathering and transporting crude oil on our High Plains system;

•
a crude oil trucking transportation services agreement under which Tesoro pays the Partnership fees for trucking related services and scheduling and dispatching services that we provide through our High Plains truck-based crude oil gathering operation, which was amended, effective January 1, 2012, to extend the agreement to five years and convert fees to mileage-based rates;

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

Each of these agreements, other than the SLC storage and transportation services agreement, contain minimum volume commitments. Except for the amended trucking transportation services agreement, the fees under each agreement are indexed for inflation and the agreements give Tesoro the option to renew for two five-year terms. The fees under the amended trucking transportation services agreement are adjusted annually on July 1 as a result of a competitive bidding process, and the agreement will renew automatically for one five-year term unless earlier terminated by us or Tesoro. See Note M for information regarding subsequent events including commercial agreements with related parties.

Other Agreements. In addition to the commercial agreements described above, we also entered into an omnibus agreement with Tesoro, which addresses our payment of an annual fee to Tesoro for the provision of various general and administrative services among other matters and an operational services agreement with Tesoro under which we reimburse Tesoro for the provision of certain operational services to us in support of our pipelines, terminals and storage facility including operational services performed by certain of Tesoro's field-level employees. See Note M for information regarding subsequent events including agreements with related parties.

TLLP Transactions. Revenues from affiliates consist of revenues from commercial agreements we entered into with Tesoro at the closing of the Offering, and subsequent to the Offering, under which Tesoro pays us fees for gathering crude oil and distributing, transporting and storing crude oil and refined products. Pursuant to our omnibus agreement, we pay Tesoro an annual corporate services fee, payable in equal monthly installments, in the amount of $2.5 million, for the provision of various centralized corporate services including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, insurance coverage, administration and other corporate services. This fee is in addition to an annual fee in the amount of $0.3 million, for reimbursement of our general partner and its affiliates for certain operational services performed as outlined in our operational services agreement and described above. Additional amounts are charged in accordance with the operational services agreement as necessary.

Predecessor Transactions. Related-party transactions of our Predecessor were settled through division equity. The balance in receivables and accounts payable from affiliated companies represents the amount owed from or to Tesoro related to certain affiliate transactions. Revenues from affiliates in the combined statements of operations of our Predecessor consist of revenues from gathering and transportation services to Tesoro and its affiliates based on regulated tariff rates for the Federal Energy Regulatory Commission ("FERC") regulated portions of our High Plains system.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary of Transactions. A summary of revenue and expense transactions with Tesoro, including expenses directly charged and allocated to our Predecessor, are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
		Predecessor
Revenues	$26,353	$5,562
Operating and maintenance expenses (a)	1,131	8,708
General and administrative expenses	2,513	1,359
____________

(a) Operating and maintenance expenses include imbalance settlement gains of $2.5 million and $1.1 million in the three months ended March 31, 2012 and 2011, respectively.

In accordance with our partnership agreement, our common and subordinated units and general partner interest are entitled to receive quarterly distributions of available cash. In February 2012, we paid a quarterly cash distribution, of which $5.9 million was paid to Tesoro. On April 19, 2012, we declared a quarterly cash distribution, of which $6.2 million will be paid to Tesoro on May 14, 2012.

NOTE C - NET INCOME PER UNIT

We use the two-class method when calculating the net income per unit applicable to limited partners because we have more than one participating security. Our participating securities consist of common units, subordinated units, general partner units and incentive distribution rights (“IDRs”). We base our calculation of net income per unit on the weighted-average number of common units outstanding during the period. The basic weighted-average number of units outstanding has not changed since the completion of the Offering and remains equal to the total number of units outstanding as of March 31, 2012. We did not calculate net income per unit for the three months ended March 31, 2011, because there were no units outstanding prior to the Offering.

Net income attributable to the Partnership is allocated between the limited, subordinated and general partners in accordance with our partnership agreement. Distributions for the first quarter of 2012 include distributions for units issued as part of the Martinez Crude Oil Marine Terminal contribution. See Note M for information regarding subsequent events including the issuance of additional units.

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

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

Three Months Ended
March 31, 2012
Net income	$11,556
Less: General partner's distribution	236
Less: Limited partners' distribution	5,835
Less: Subordinated partner's distribution	5,759
Distributions in excess of earnings	$(274)

General partner's earnings:
Distributions	$236
Allocation of distributions in excess of earnings	(6)
Total general partner's earnings	$230

Limited partners' earnings:
Distributions	$5,835
Allocation of distributions in excess of earnings	(134)
Total limited partners' earnings	$5,701

Subordinated partner's earnings:
Distributions	$5,759
Allocation of distributions in excess of earnings	(134)
Total subordinated partner's earnings	$5,625

Weighted average limited partner units outstanding:
Common units - basic	15,254,890
Common unit equivalents	42,133
Common units - diluted	15,297,023

Subordinated units - basic and diluted	15,254,890

Net income per limited partner unit:
Common - basic	$0.37
Common - diluted	$0.37
Subordinated - basic and diluted	$0.37

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in thousands):

	March 31, 2012	December 31, 2011
Crude Oil Gathering	$99,432	$97,249
Terminalling, Transportation and Storage	109,899	108,929
Gross Property, Plant and Equipment	209,331	206,178
Less: Accumulated depreciation	71,913	69,914
Net Property, Plant and Equipment	$137,418	$136,264

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE E - ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	March 31, 2012	December 31, 2011
Taxes other than income taxes	$444	$667
Utilities	143	143
Interest and financing costs	5	18
Deferred revenue - trade	5	10
Other	—	40
Total Accrued Liabilities	$597	$878

NOTE F - BENEFIT PLANS

Employees supporting our operations participate in the benefit plans and the employee thrift plan of Tesoro. The Predecessor was allocated expenses for costs associated with the benefit plans primarily based on the percentage of the Predecessor's allocated salaries compared to Tesoro's total salaries. Tesoro, subsequent to the Offering, allocates expense for costs associated with the benefit plans based on the salaries of TLGP employees that provide services to TLLP as a percentage of total Tesoro salaries. These employee benefit plan expenses and the related payroll costs are included in operating expenses and general and administrative expenses and include amounts allocated to the Predecessor for periods prior to the closing of the Offering. Our portion of our Sponsor's employee benefit plan expenses were $0.6 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.

NOTE G - MAJOR CUSTOMER AND CONCENTRATIONS OF CREDIT RISK

TRMC, a wholly owned subsidiary of Tesoro, accounted for 97% of our total revenues for the three months ended March 31, 2012. Historically, TRMC was a customer of the Crude Oil Gathering segment and accounted for 89% of our Predecessor's total revenues in the three months ended March 31, 2011. These percentages are not comparable as no revenue was recorded for the Predecessor for transactions with TRMC in the Terminalling, Transportation and Storage segment or for trucking services in the Crude Oil Gathering segment prior to the Offering.

NOTE H - DEBT

Effective March 30, 2012, we amended our revolving credit facility (the "Revolving Credit Facility"). Concurrent with the execution of the amendment, and pursuant to the terms of the original agreement, we exercised our option to increase the total loan availability from $150.0 million to an aggregate of $300.0 million. The amendment allows us to request that the availability be increased up to an aggregate of $450.0 million, subject to receiving increased commitments from the lenders, compared to the original agreement, which allowed an aggregate capacity of $300.0 million. The Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings available under the Revolving Credit Facility are up to the total available revolving capacity of the facility. We had $50.0 million of borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused credit availability of $249.7 million or 83% of the borrowing capacity as of March 31, 2012. The Revolving Credit Facility is scheduled to mature on April 25, 2014.

Our Revolving Credit Facility, as of March 31, 2012, was subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
TLLP Revolving Credit Facility (a)	0.24%	2.50%	3.25%	1.50%	0.50%
____________
(a) We have the option to elect if the borrowings will bear interest at either a base rate plus the base rate margin, or a Eurodollar rate, for the applicable period, plus the Eurodollar margin at the time of the borrowing. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE I - COMMITMENTS AND CONTINGENCIES

Indemnification

Under the omnibus agreement, Tesoro, through certain of its subsidiaries, indemnifies us for certain environmental liabilities and title and tax matters associated with the ownership or operation of our assets and arising at or before the closing of the Offering on April 26, 2011. Indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of April 26, 2016 and the date that Tesoro no longer controls our general partner (provided that, in any event, such date shall not be earlier than April 26, 2013), and a $0.25 million aggregate annual deductible for each type (unknown environmental liabilities or title matters) before we are entitled to indemnification in any calendar year. We have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Offering. See Note M for information regarding subsequent events including an amendment and restatement of the omnibus agreement.

Contingencies

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but the Predecessor has accrued liabilities for certain of these matters based on their best estimates and applicable accounting guidelines and principles if the amount is probable and can be reasonably estimated. Contingencies arising after the closing of the Offering from conditions existing before April 26, 2011, will be recorded in accordance with the indemnification terms set forth in the omnibus agreement, while any contingencies arising from events after April 25, 2011, will be fully recognized by TLLP. We did not have any outstanding lawsuits, administrative proceedings or governmental investigations as of March 31, 2012.

NOTE J - EQUITY

We had 14,950,000 common public units outstanding as of March 31, 2012. Tesoro owned 304,890 of our common units, 15,254,890 of our subordinated units and 622,649 of our general partner units (the 2% general partner interest) as of March 31, 2012, which together constitutes a 52% ownership interest in us. There have not been any changes to the number of outstanding units since the closing of the Offering through March 31, 2012. See Note M for information regarding subsequent events including the issuance of common and general partner units to Tesoro.

Equity Activity. The summarized changes in the carrying amount of our equity are as follows (in thousands):

	Common	Subordinated	General Partner	Total
Balance at December 31, 2011	$250,430	$(143,048)	$1,588	$108,970
Cash distributions	(5,530)	(5,530)	(226)	(11,286)
Capital contributions	9	415	—	424
Partnership earnings	5,663	5,663	230	11,556
Unit-based compensation	378	—	—	378
Balance at March 31, 2012	$250,950	$(142,500)	$1,592	$110,042

Allocations of Net Income. Our partnership agreement contains provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to the general partner. As there were no incentive distributions earned during the three months ended March 31, 2012, net income applicable to the general partner is equivalent to 2% of net income.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash distributions. Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. In accordance with our partnership agreement, on April 19, 2012, we declared a quarterly cash distribution, based on the results of the first quarter, totaling $11.8 million, or $0.3775 per unit, or $1.51 per unit on an annualized basis. This distribution will be paid on May 14, 2012, to unitholders of record on May 4, 2012. On February 13, 2012, we paid a quarterly cash distribution totaling $11.3 million, or $0.3625, or $1.45 per unit on an annualized basis.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three months ended March 31, 2012. Our distributions are declared subsequent to quarter end; therefore, the table represents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

Three Months Ended March 31, 2012
General partner's interest	$236

Limited partners' distribution:
Common	5,835
Subordinated	5,759
Total Cash Distributions	$11,830
Cash distributions per unit	$0.3775

NOTE K - EQUITY-BASED COMPENSATION

Unit-based compensation expense related to the Partnership that was included in our condensed statements of consolidated operations was as follows (in thousands):

Three Months Ended March 31, 2012
Service phantom units	$29
Performance phantom units	349
Total Unit-Based Compensation Expense	$378

Service Phantom Unit Awards. During the three months ended March 31, 2012, our general partner issued service phantom unit awards with tandem distribution equivalent rights to certain directors under the 2011 TLLP Long-Term Incentive Plan. The fair value of each phantom unit on the grant date is equal to the market price of our common unit on that date. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Non-employee director awards vest at the end of a one-year service period and employee awards granted in 2011 vest ratably over a three-year service period. Total unrecognized compensation cost related to our nonvested service phantom units totaled $0.3 million as of March 31, 2012, which is expected to be recognized over a weighted-average period of 1.4 years. The fair value of nonvested service phantom units outstanding as of March 31, 2012, totaled $0.6 million.

A summary of our service phantom unit award activity for the three months ended March 31, 2012, is set forth below:

	Number of Service Phantom Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2012	14,073	$23.24
Granted	5,554	36.44
Forfeited	(3,557)	28.52
Nonvested at March 31, 2012	16,070	26.63

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Performance Phantom Unit Awards. Our general partner granted performance phantom unit awards to certain officers in February 2012. These performance phantom unit awards represent the right to receive a TLLP common unit at the end of the approximate three-year performance period depending on the Partnership's achievement of pre-established performance measures. The value of the award ultimately paid will be based on our relative total unitholder return against the performance peer group over the performance period. The performance phantom unit awards can range from 0% to 200% of the targeted award value. The estimated weighted-average payout for these awards was 175% based on results through March 31, 2012. The fair value of each performance phantom unit award is estimated at the grant date using a Monte Carlo simulation model. The estimated fair value is amortized over the vesting period, generally three years, using the straight-line method. Total unrecognized compensation cost related to our nonvested performance phantom units totaled $1.9 million as of March 31, 2012, which is expected to be recognized over a weighted-average period of 2.4 years.

A summary of our performance phantom unit award activity for the three months ended March 31, 2012, is set forth below:

	Number of Performance Phantom Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2012	36,800	$32.99
Granted	36,000	39.19
Nonvested at March 31, 2012	72,800	36.06

Sponsor's Stock-based Compensation. Certain Tesoro employees supporting the Predecessor's operations were historically granted long-term incentive compensation awards under Tesoro's stock-based compensation programs, which primarily consist of stock options, restricted common stock and stock appreciation rights. The Predecessor was allocated expenses for stock-based compensation costs. These costs are included in the Predecessor's general and administrative expenses. The Predecessor allocated expense was $0.7 million for the three months ended March 31, 2011. The Partnership is not allocated these stock-based compensation costs as they are included with the services provided under the omnibus agreement.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE L - SEGMENT DISCLOSURES

Our revenues are derived from two operating segments: Crude Oil Gathering and Terminalling, Transportation and Storage. Our assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana, eight refined products terminals in the midwestern and western United States, a crude oil and refined products storage facility and five related short-haul pipelines in Utah. Our revenues are generated from existing third-party contracts and from commercial agreements we entered into with Tesoro at the closing of the Offering, and subsequent to the Offering, under which Tesoro pays us fees for gathering crude oil and distributing, transporting and storing crude oil and refined products. The commercial agreements with Tesoro are described in Note B. We do not have any foreign operations.

Our operating segments are strategic business units that offer different services and are managed separately, because each segment requires different industry knowledge, technology and marketing strategies. We evaluate the performance of each segment based on its respective operating income.

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

Terminalling, Transportation and Storage.  We own and operate eight refined products terminals with aggregate truck and barge delivery capacity of approximately 239,000 bpd. The terminals provide distribution primarily for refined products produced at Tesoro's refineries located in Los Angeles and Martinez, California (the Los Angeles and Martinez refineries, respectively); Salt Lake City, Utah (the Utah refinery); Kenai, Alaska (the Alaska refinery); Anacortes, Washington (the Washington refinery); and Mandan, North Dakota (the North Dakota refinery). We also own and operate assets that exclusively support Tesoro's Utah refinery, including a refined products and crude oil storage facility with total shell capacity of approximately 878,000 barrels and three short-haul crude oil supply pipelines and two short-haul refined product delivery pipelines connected to third-party interstate pipelines. See Note M for information regarding subsequent events including assets contributed with the Martinez Crude Oil Marine Terminal.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
REVENUES		Predecessor
Crude Oil Gathering:
Affiliate (a)	$13,979	$5,562
Third-party	123	25
Total Crude Oil Gathering	14,102	5,587
Terminalling, Transportation and Storage:
Affiliate (a)	12,374	—
Third-party	609	683
Total Terminalling, Transportation and Storage	12,983	683
Total Segment Revenues	$27,085	$6,270

OPERATING AND MAINTENANCE EXPENSES
Crude Oil Gathering	$6,844	$4,715
Terminalling, Transportation and Storage	2,843	3,993
Total Segment Operating and Maintenance Expenses	$9,687	$8,708

DEPRECIATION AND AMORTIZATION EXPENSES
Crude Oil Gathering	$783	$785
Terminalling, Transportation and Storage	1,218	1,232
Total Segment Depreciation and Amortization Expenses	$2,001	$2,017

GENERAL AND ADMINISTRATIVE EXPENSES
Crude Oil Gathering	$711	$154
Terminalling, Transportation and Storage	460	56
Total Segment General and Administrative Expenses	$1,171	$210

OPERATING INCOME (LOSS)
Crude Oil Gathering	$5,764	$(67)
Terminalling, Transportation and Storage	8,462	(4,598)
Total Segment Operating Income (Loss)	14,226	(4,665)
Unallocated general and administrative expenses	(2,159)	(1,149)
Interest and financing costs, net	(511)	—
NET INCOME (LOSS)	$11,556	$(5,814)
____________

(a) Historically, no affiliate revenue was recognized by our Predecessor in the Terminalling, Transportation and Storage segment. Our FERC and North Dakota Public Service Commission ("NDPSC") regulated pipelines were our source of affiliate revenues in the Crude Oil Gathering segment. No affiliate revenue was recognized by our Predecessor for trucking services in the Crude Oil Gathering segment.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital expenditures by operating segment were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Capital Expenditures		Predecessor
Crude Oil Gathering	$2,621	$3
Terminalling, Transportation and Storage	938	513
Total Capital Expenditures	$3,559	$516

Total identifiable assets by operating segment were as follows (in thousands):

Identifiable Assets	March 31, 2012	December 31, 2011
Crude Oil Gathering	$69,446	$72,795
Terminalling, Transportation and Storage	76,371	76,667
Other	23,246	20,691
Total Identifiable Assets	$169,063	$170,153

NOTE M - MARTINEZ CRUDE OIL MARINE TERMINAL CONTRIBUTION

Effective April 1, 2012, we entered into a transaction ("the Contribution") with Tesoro, TRMC, TLGP and our subsidiary, Tesoro Logistics Operations, LLC (the "Operating Company"), pursuant to which TRMC contributed, through TLGP and TLLP, to the Operating Company the Martinez Crude Oil Marine Terminal (the "Martinez Terminal"). The Contribution was made in exchange for consideration from TLLP to TLGP of $75.0 million, comprised of $67.5 million in cash financed with borrowings under the Revolving Credit Facility and the issuance of equity with a combined fair value of $7.5 million. The equity is comprised of 206,362 common units, representing an approximate 1% limited partner interest in the Partnership, and 4,212 general partner units. The assets included in the Contribution include a single-berth dock, which has an estimated throughput capacity of approximately 145,000 bpd, five associated crude oil storage tanks with a combined capacity of 425,000 barrels, five short-haul pipelines and two firewater tanks with 48,000 barrels of shell capacity.

The Contribution of the Martinez Terminal was considered a transfer of a business between entities under common control. As such, we record the assets that Tesoro contributes to us on our balance sheet at Tesoro's historical basis instead of fair value. The book value of the assets contributed was $38.1 million as of April 1, 2012.

Martinez Terminal Use and Throughput Agreement. The Partnership entered into a 10-year use and throughput agreement with Tesoro in connection with the Contribution of the Martinez Terminal, effective April 1, 2012, under which they are obligated to transport an average of at least 65,000 bpd of crude oil per month at a throughput and tankage fee of $0.55 per barrel. An excess volume throughput fee of $0.10 per barrel will be charged for monthly average volumes in excess of 70,000 bpd. In addition, Tesoro will pay a $30,000 per month fee for unlimited use of the refined products pipeline from Tesoro's Martinez refinery to a third-party terminal. The fees under the agreement are indexed for inflation and the agreement gives Tesoro the option to renew for two five-year terms.

If Tesoro fails to transport aggregate volumes equal to its minimum throughput commitment during any calendar month, Tesoro will owe the Partnership a shortfall payment equal to the volume of the shortfall multiplied by the throughput and tankage fee. The amount of any shortfall payment paid by Tesoro will be credited against any amounts owed by Tesoro for the transportation of volumes in excess of its minimum throughput commitment during any of the succeeding three months.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amended and Restated Omnibus Agreement.  The Partnership entered into an amended and restated omnibus agreement ("Amended Omnibus Agreement") with Tesoro, effective April 1, 2012, in connection with the Contribution of the Martinez Terminal. Additional contributions from Tesoro to the Partnership, including the assets in the Contribution, are governed by the Amended Omnibus Agreement. The annual fee payable to Tesoro under the Amended Omnibus Agreement remained $2.5 million for the provision of various general and administrative services. Additionally, under the Amended Omnibus Agreement, Tesoro indemnifies us for certain matters including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Offering on April 26, 2011 and the aggregate annual deductible for each type (unknown environmental liabilities or title matters) of liability was increased from $0.25 million to $0.4 million before we are entitled to indemnification in any calendar year. See Note I for further discussion of indemnification provisions.

Amended and Restated Operational Services Agreement.  The Partnership entered into an amended and restated operational services agreement with Tesoro, effective April 1, 2012, in connection with the Contribution of the Martinez Terminal, which increased the annual fee we pay Tesoro from $0.3 million to $1.5 million for operational services performed by certain of Tesoro's field-level employees in support of our pipelines, terminals and storage facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this report to the "Predecessor," "we," "our," "us" or like terms, when used in a historical context (periods prior to April 26, 2011), refer to Tesoro Logistics LP Predecessor, our predecessor for accounting purposes. References when used in the present tense or prospectively (after April 26, 2011), refer to Tesoro Logistics LP and its subsidiaries, also referred to as "Tesoro Logistics LP," "the Partnership" or "TLLP." Unless the context otherwise requires, references in this report to "Tesoro" or our "Sponsor" refer collectively to Tesoro Corporation and any of its subsidiaries, other than Tesoro Logistics LP, its subsidiaries and its general partner. Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Important Information Regarding Forward-Looking Statements" on page 31 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
This section should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

OVERVIEW AND BUSINESS STRATEGY

We are a fee-based, growth-oriented Delaware limited partnership formed by Tesoro to own, operate, develop and acquire logistics assets. Our logistics assets are integral to the success of Tesoro's refining and marketing operations and are used to gather crude oil and distribute, transport and store crude oil and refined products. Prior to April 1, 2012, our assets consisted of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana, eight refined products terminals in the midwestern and western United States, a crude oil and refined products storage facility and five related short-haul pipelines in Utah.

Effective April 1, 2012, as part of our strategy to make capital investments to expand our existing asset base, we acquired Tesoro's Martinez Crude Oil Marine Terminal ("the Martinez Terminal"), in a transaction ("the Contribution") pursuant to which Tesoro contributed the Martinez Terminal to the Partnership in exchange for consideration of $75.0 million, comprised of $67.5 million in cash financed with borrowings under the TLLP revolving credit facility (the "Revolving Credit Facility") and the issuance of equity with a combined fair value of $7.5 million. The assets included in the Contribution include a single-berth dock, which has an estimated throughput capacity of approximately 145,000 barrels per day ("bpd"), five associated crude oil storage tanks with a combined capacity of 425,000 barrels, five short-haul pipelines and two firewater tanks with 48,000 barrels of shell capacity.

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

•
evaluate investment opportunities that may arise from the growth of Tesoro's refining and marketing business or from increased third-party activity to make capital investments to expand our existing asset base;

•	pursue accretive acquisitions of complementary assets from Tesoro as well as third parties; and

•	seek to enhance the profitability of our existing assets by pursuing opportunities to add Tesoro and third-party volumes, improve operating efficiencies and increase utilization.

Since the closing of the initial public offering (the "Offering") on April 26, 2011, we have been implementing our strategy and goals discussed above to grow our distributable cash flow. Relative to these goals, in 2012:

•	we have increased throughput at our Los Angeles terminal by 5,000 bpd beginning in February 2012 upon securing permits for higher ethanol volumes; and

•
completed the Contribution of the Martinez Terminal, effective April 1, 2012, which is expected to add 70,000 bpd of terminalling throughput with a wharf capacity of 145,000 bpd and storage capacity of 425,000 barrels.

In the future we intend to continue to implement this strategy and have announced plans to:

•	expand our assets on the High Plains system in support of Tesoro's increased demand for Bakken crude oil, including:

◦
growing our pipeline gathering system to deliver an additional 10,000 bpd to Tesoro's North Dakota refinery and deliver 30,000 bpd to Rangeland's facility to support Tesoro's announced strategy to move Bakken crude oil to its Washington refinery;

◦
growing trucking volumes to 35,000 bpd by expanding our proprietary fleet, which should capture cost and operating efficiencies, and through the opportunities provided by the amended trucking transportation agreement; and

◦	adding other origin and destination points on the High Plains system to increase volumes by 10,000 bpd; and

•
increase our terminalling volumes by 25,000 bpd by year-end 2013 by expanding capacity at our Los Angeles, Mandan and Stockton terminals and by growing our third-party services at our Boise, Burley, Vancouver and Stockton terminals. A project for waxy crude offloading, originally planned for 2013, with throughput of 20,000 bpd has been rescheduled for 2014 to coincide with maintenance downtime at Tesoro's Salt Lake City ("SLC") refinery.

Commercial Agreements with Tesoro

The Partnership has various long-term, fee-based commercial agreements with Tesoro under which we provide pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products. We believe the terms and conditions under these agreements, as well as our other agreements with Tesoro described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. These commercial agreements with Tesoro include:

•	a 10-year pipeline transportation services agreement under which Tesoro pays the Partnership fees for gathering and transporting crude oil on our High Plains system;

•
a crude oil trucking transportation services agreement under which Tesoro pays the Partnership fees for trucking related services and scheduling and dispatching services that we provide through our High Plains truck-based crude oil gathering operation, which was amended, effective January 1, 2012, to extend the agreement to five years and convert fees to mileage-based rates;

•	a 10-year master terminalling services agreement under which Tesoro pays the Partnership fees for providing terminalling services at our eight refined products terminals;

•	a 10-year pipeline transportation services agreement under which Tesoro pays the Partnership fees for transporting crude oil and refined products on our five SLC short-haul pipelines; and

•
a 10-year SLC storage and transportation services agreement under which Tesoro pays the Partnership fees for storing crude oil and refined products at our SLC storage facility and transporting crude oil and refined products between the storage facility and Tesoro's Utah refinery through interconnecting pipelines on a dedicated basis.

Martinez Terminal Use and Throughput Agreement. In addition to the commercial agreements described above, the Partnership entered into a 10-year use and throughput agreement with Tesoro in connection with the Contribution of the Martinez Terminal, effective April 1, 2012, under which they are obligated to transport an average of at least 65,000 bpd of crude oil per month at a throughput and tankage fee of $0.55 per barrel. An excess volume throughput fee of $0.10 per barrel will be charged for monthly average volumes in excess of 70,000 bpd. In addition, Tesoro will pay a $30,000 per month fee for unlimited use of the refined products pipeline from Tesoro's Martinez refinery to a third-party terminal.

Each of these agreements, other than the SLC storage and transportation services agreement, contain minimum volume commitments. Except for the amended trucking transportation services agreement, the fees under each agreement are indexed for inflation and the agreements give Tesoro the option to renew for two five-year terms. The fees under the amended trucking transportation services agreement are adjusted annually on July 1 as a result of a competitive bidding process, and the agreement will renew automatically for one five-year term unless earlier terminated by us or Tesoro.

Other Agreements with Tesoro

In addition to the commercial agreements described above, we also entered into, or are contemplating entering into, the following agreements with Tesoro:

Amended and Restated Omnibus Agreement.  The Partnership entered into an amended and restated omnibus agreement ("Amended Omnibus Agreement") with Tesoro, effective April 1, 2012, in connection with the Contribution of the Martinez Terminal. Additional contributions from Tesoro to the Partnership, including the assets in the Contribution, are governed by the Amended Omnibus Agreement. The annual fee payable to Tesoro under the Amended Omnibus Agreement remained $2.5 million for the provision of various general and administrative services. Additionally, under the Amended Omnibus Agreement, Tesoro indemnifies us for certain matters including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Offering on April 26, 2011 and the aggregate annual deductible for each type (unknown environmental liabilities or title matters) of liability was increased from $0.25 million to $0.4 million before we are entitled to indemnification in any calendar year.

Unit Train Unloading Facility. Tesoro has announced that it expects to offer the Anacortes, Washington unit train unloading facility to the Partnership. It is expected that the project will be completed as early as September 2012. The project includes unloading facilities for dedicated trains of rail cars ("unit trains") and is expected to deliver up to 30,000 bpd of Bakken crude oil to Tesoro's Washington refinery.

Amended and Restated Operational Services Agreement.  The Partnership entered into an amended and restated operational services agreement with Tesoro, effective April 1, 2012, in connection with the Contribution of the Martinez Terminal, which increased the annual fee we pay Tesoro from $0.3 million to $1.5 million for operational services performed by certain of Tesoro's field-level employees in support of our pipelines, terminals and storage facilities.

Non-U.S. GAAP Financial Measures

Our management uses a variety of financial and operating metrics to analyze operating segment performance. These metrics are significant factors in assessing our operating results and profitability and include financial measures not prescribed by accounting principles generally accepted in the United States of America ("non-U.S. GAAP") such as earnings before interest, income taxes, depreciation and amortization expenses ("EBITDA") and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest and financing costs and depreciation and amortization expenses. We define distributable cash flow as EBITDA less net cash interest paid, deferred revenue related to shortfall payments (if any), maintenance capital expenditures and payment of financing costs, plus reimbursement by Tesoro for certain maintenance capital expenditures and non-cash unit-based compensation expense. EBITDA and distributable cash flow are not measures prescribed by U.S. GAAP but are supplemental financial measures that are used by management and may be used by external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

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

We believe that the presentation of distributable cash flow will provide useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance, as it provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating. The U.S. GAAP measure most directly comparable to distributable cash flow is net income. The amounts included in the calculation of distributable cash flow are derived from amounts separately presented in our condensed consolidated financial statements, with the exception of maintenance capital expenditures, reimbursement by Tesoro for certain maintenance capital expenditures and payment of financing costs. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income as an indication of our operating performance or as a substitute for analysis of our results as reported under U.S. GAAP. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies, because it may be defined differently by other companies in our industry, thereby diminishing its utility.

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

The Partnership's revenues are generated by existing third-party contracts and from commercial agreements we entered into with Tesoro at the closing of the Offering, and subsequent to the Offering, under which Tesoro pays us fees for gathering crude oil and distributing, transporting and storing crude oil and refined products. The commercial agreements with Tesoro are described in "Commercial Agreements with Tesoro."

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2012 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2011

A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed combined financial statements for the three months ended March 31, 2011, represent our Predecessor's results of operations, while the condensed consolidated financial statements for the three months ended March 31, 2012, represent the results of operations for the Partnership. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Combined Overview

The following table and discussion is a summary of our results of operations for the three months ended March 31, 2012 and 2011, including a reconciliation of EBITDA to net income (loss) and net cash from (used in) operating activities and distributable cash flow to net income (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2012	2011 (a)
		Predecessor
REVENUES	$27,085	$6,270
COSTS AND EXPENSES
Operating and maintenance expenses	9,687	8,708
Depreciation and amortization expenses	2,001	2,017
General and administrative expenses	3,330	1,359
Total Costs and Expenses	15,018	12,084
OPERATING INCOME (LOSS)	12,067	(5,814)
Interest and financing costs, net	(511)	—
NET INCOME (LOSS)	$11,556	$(5,814)
Less: General partner's interest in net income	230
Limited partners' interest in net income	$11,326

Net income per limited partner unit:
Common - basic and diluted	$0.37
Subordinated - basic and diluted	$0.37

Weighted average limited partner units outstanding:
Common units - basic	15,254,890
Common units - diluted	15,297,023
Subordinated units - basic and diluted	15,254,890

EBITDA (b)	$14,068	$(3,797)
Distributable Cash Flow (b)	$13,617

	Three Months Ended March 31,
	2012	2011 (a)
		Predecessor
Reconciliation of EBITDA to Net Income (Loss):
Net income (loss)	$11,556	$(5,814)
Add: Depreciation and amortization expenses	2,001	2,017
Add: Interest and financing costs, net	511	—
EBITDA (b)	$14,068	$(3,797)

Reconciliation of EBITDA to Net Cash from (used in) Operating Activities:
Net cash from (used in) operating activities	$15,239	$(4,285)
Less: Changes in assets and liabilities	1,145	(488)
Less: Amortization of debt issuance costs	159	—
Less: Unit-based compensation expense	378	—
Add: Interest and financing costs, net	511	—
EBITDA (b)	$14,068	$(3,797)

Reconciliation of Distributable Cash Flow to Net Income:
Net income	$11,556
Add: Depreciation and amortization expenses	2,001
Add: Interest and financing costs, net	511
Less: Cash interest paid, net	367
Less: Maintenance capital expenditures (c)	(70)
Less: Payment of financing costs	532
Add: Non-cash unit-based compensation expense	378
Distributable Cash Flow (b)	$13,617
____________
(a) The information presented includes the results of operations of our Predecessor. Prior to the closing of the Offering, our Predecessor did not record revenues for intercompany trucking, terminalling, storage and short-haul pipeline transportation services. Volumes for all periods presented include both affiliate and third-party throughput.
(b) For a definition of EBITDA and distributable cash flow, see "Non-U.S. GAAP Financial Measures."
(c) Maintenance capital expenditures include expenditures required to maintain equipment, reliability, tankage and pipeline integrity and safety, and to address environmental regulations.

Summary

Our net income for the three months ended March 31, 2012 ("2012 Quarter") increased $17.4 million to $11.6 million from a net loss of $5.8 million for the three months ended March 31, 2011 ("2011 Quarter"). The increase in net income was primarily due to an increase in revenues of $20.8 million to $27.1 million primarily attributable to the effect of the new commercial agreements with Tesoro. This increase was partially offset by:

•	an increase in operating and maintenance expenses of $1.0 million mainly related to higher contract hauler expenses and repairs and maintenance expenses; and

•
an increase in general and administrative expenses of $2.0 million as a result of increased cost allocations of certain direct employee costs, additional expenses related to being a publicly traded partnership, expenses associated with TLLP unit-based compensation and the effect of omnibus agreement expenses.

Crude Oil Gathering Segment

The following table and discussion is an explanation of our results of operations of the Crude Oil Gathering segment for the three months ended March 31, 2012 and 2011 (in thousands, except barrel and per barrel amounts):

	Three Months Ended March 31,
	2012	2011 (a)
REVENUES		Predecessor
Pipeline revenues	$7,412	$5,587
Trucking revenues	6,690	—
Total Revenues	14,102	5,587
COSTS AND EXPENSES
Operating and maintenance expenses	6,844	4,715
Depreciation and amortization expenses	783	785
General and administrative expenses	711	154
Total Costs and Expenses	8,338	5,654
CRUDE OIL GATHERING SEGMENT OPERATING INCOME (LOSS)	$5,764	$(67)
VOLUMES (bpd)
Pipeline throughput (b)	59,744	55,301
Average pipeline revenue per barrel (c)	$1.36	$1.12
Trucking volume	25,364	21,628
Average trucking revenue per barrel (a) (c)	$2.90
_____________
(a) The information presented includes the results of operations of our Predecessor. Prior to the closing of the Offering, our Predecessor did not record revenues for intercompany trucking, terminalling, storage and short-haul pipeline transportation services. Volumes for all periods presented include both affiliate and third-party throughput.
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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Volumes. Average pipeline and trucking throughputs increased 4,443 bpd, or 8%, and 3,736 bpd, or 17%, respectively, as a result of higher throughput volumes in the 2012 Quarter at Tesoro's North Dakota refinery.

Financial Results. Revenues increased $8.5 million to $14.1 million for the 2012 Quarter compared to $5.6 million in the 2011 Quarter primarily as a result of the trucking transportation services agreement with Tesoro that went into effect at the closing of the Offering. Historically, our Predecessor generally recognized only the costs and did not record revenue associated with trucking services provided to Tesoro on an intercompany basis. Accordingly, the revenues in our Predecessor's historical condensed combined financial statements relate only to amounts received from third parties and Tesoro with respect to transportation regulated by the FERC and the NDPSC on our High Plains system. In addition, pipeline revenues increased in the 2012 Quarter primarily due to an increase in pipeline volumes and higher committed rates that went into effect at the time of the Offering related to the 10-year pipeline transportation services agreement.

Segment operating income increased $5.8 million in the 2012 Quarter from an operating loss of $0.1 million in the 2011 Quarter driven by increased revenues. Operating and maintenance expenses increased $2.1 million, or 45%, to $6.8 million in the 2012 Quarter compared to $4.7 million in the 2011 Quarter predominantly attributable to an increase in contract hauler expenses due to higher rates and fuel surcharges for trucking services and an increase in repairs and maintenance expenses.

Depreciation and amortization expenses were unchanged at $0.8 million for the 2012 Quarter compared to the 2011 Quarter as minor amounts of assets were placed in service or retired during or between the periods. General and administrative expenses increased $0.6 million to $0.7 million in the 2012 Quarter compared to the 2011 Quarter due to increased expenses for certain allocated employee related costs. Our Predecessor's general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services. Although Tesoro continues to charge the Partnership a similar combination of direct charges, the amounts allocated increased as a result of additional operational administrative resources utilized for management and growth of our assets.

Terminalling, Transportation and Storage Segment

The following table and discussion is an explanation of our results of operations of the Terminalling, Transportation and Storage segment for the three months ended March 31, 2012 and 2011 (in thousands, except barrel and per barrel amounts):

	Three Months Ended March 31,
	2012	2011 (a)
REVENUES		Predecessor
Terminalling revenues	$10,126	$683
Short-haul pipeline transportation revenues	1,518	—
Storage revenues	1,339	—
Total Revenues	12,983	683
COSTS AND EXPENSES
Operating and maintenance expenses	2,843	3,993
Depreciation and amortization expenses	1,218	1,232
General and administrative expenses	460	56
Total Costs and Expenses	4,521	5,281
TERMINALLING, TRANSPORTATION AND STORAGE SEGMENT OPERATING INCOME (LOSS)	$8,462	$(4,598)
VOLUMES (bpd)
Terminalling throughput	140,033	121,546
Average terminalling revenue per barrel (a) (b)	$0.79
Short-haul pipeline transportation throughput	65,670	62,173
Average short-haul pipeline transportation revenue per barrel (a) (b)	$0.25
Storage capacity reserved (shell capacity barrels)	878,000	878,000
Storage revenue per barrel on shell capacity (per month) (a) (b)	$0.51

____________
(a) The information presented includes the results of operations of our Predecessor. Prior to the closing of the Offering, our Predecessor did not record revenues for intercompany trucking, terminalling, storage and short-haul pipeline transportation services. Volumes for all periods presented include both affiliate and third-party throughput.
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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Volumes. Terminalling throughput volumes increased 18,487 bpd, or 15%, in the 2012 Quarter compared to the 2011 Quarter as a result of higher demand at the Burley, Mandan and Salt Lake City terminals and increased utilization at the Los Angeles, Vancouver and Stockton terminals due to the movement of Tesoro's volumes from third-party assets to our assets. Short-haul pipeline transportation throughputs increased 3,497 bpd, or 6%, in the 2012 Quarter compared to the 2011 Quarter as a result of higher throughput volumes in the 2012 Quarter at Tesoro's Utah refinery.

Financial Results. Revenues increased $12.3 million to $13.0 million in the 2012 Quarter compared to $0.7 million in the 2011 Quarter primarily attributable to the new 10-year master terminalling services, 10-year SLC pipeline transportation services and 10-year SLC storage and transportation services agreements with Tesoro that went into effect at the time of the Offering. Historically, third-party throughput activity was the sole source of revenue for this segment as our Predecessor generally recognized only the costs and did not record intercompany revenue associated with terminalling, transportation or storage services provided to Tesoro. Accordingly, our Predecessor's revenues relate only to amounts received from third parties for these services.

Segment operating income increased $13.1 million to $8.5 million in the 2012 Quarter compared to an operating loss of $4.6 million in the 2011 Quarter primarily related to the differences in the way revenue is recorded by the Partnership as discussed above. In addition to the increase in revenue, operating and maintenance expenses decreased $1.2 million, or 29%, to $2.8 million in the 2012 Quarter compared to $4.0 million in the 2011 Quarter. The decline in operating and maintenance expenses mainly resulted from imbalance settlement gains attributable to the commercial terminalling services agreement with Tesoro that went into effect at the time of the Offering. In addition, operating and maintenance expenses decreased due to lower repairs and maintenance expenses in the 2012 Quarter compared to the 2011 Quarter. These were partially offset by the cost of purchased additives that had not previously been allocated to the Predecessor but are an operating expense for the Partnership subsequent to the Offering. The injection of these additives is considered an ancillary service provided by our terminals as outlined in our commercial agreements.

Depreciation and amortization expenses remained flat at $1.2 million in the 2012 Quarter compared to the 2011 Quarter as minor amounts of assets were placed in service or retired during or between the periods. General and administrative expenses increased $0.4 million to $0.5 million in the 2012 Quarter compared to $0.1 million in the 2011 Quarter due to increased expenses for certain allocated employee related costs. Our Predecessor's general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services. Although Tesoro continues to charge the Partnership a similar combination of direct charges, the amounts allocated increased as a result of additional operational administrative resources utilized for management and growth of our assets.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership expects our ongoing sources of liquidity to include cash generated from operations, reimbursement by Tesoro for certain capital expenditures, borrowings under our Revolving Credit Facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and minimum quarterly cash distributions.

On April 19, 2012, we declared a quarterly cash distribution, based on the results of the first quarter, totaling $11.8 million, or $0.3775 per unit, or $1.51 per unit on an annualized basis. This distribution will be paid on May 14, 2012, to unitholders of record on May 4, 2012. On February 13, 2012, we paid a quarterly cash distribution totaling $11.3 million, or $0.3625, or $1.45 per unit on an annualized basis.

We intend to pay a quarterly distribution of at least $0.3375 per unit per quarter, which equates to $10.6 million per quarter, or $42.4 million per year, based on the number of common, subordinated and general partner units outstanding. We do not have a legal obligation to pay this distribution.

Historically, the Predecessor's sources of liquidity included cash generated from operations and funding from Tesoro. Cash receipts were deposited in Tesoro's bank accounts and all cash disbursements were made from those accounts. As such, historically, our Predecessor's financial statements have reflected no cash balances. The Partnership has bank accounts separate from Tesoro, but Tesoro provides treasury services on our general partner's behalf pursuant to the Amended Omnibus Agreement. Tesoro retained the working capital related to our Predecessor at the closing of the Offering, as those asset and liability balances represented our Predecessor's transactions prior to the closing of the Offering.

Revolving Credit Facility

Effective March 30, 2012, we amended the Revolving Credit Facility. Concurrent with the execution of the amendment, and pursuant to the terms of the original agreement, we exercised our option to increase the total loan availability from $150.0 million to an aggregate of $300.0 million. The amendment allows us to request that the availability be increased up to an aggregate of $450.0 million, subject to receiving increased commitments from the lenders, compared to the original agreement, which allowed an aggregate capacity of $300.0 million. The Revolving Credit Facility is non-recourse to Tesoro, except for Tesoro Logistics GP, LLC, our general partner, and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings available under the Revolving Credit Facility are up to the total available revolving capacity of the facility. We had $50.0 million of borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused credit availability of $249.7 million or 83% of the borrowing capacity as of March 31, 2012. The Revolving Credit Facility is scheduled to mature on April 25, 2014.

Our Revolving Credit Facility, as of March 31, 2012, was subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
TLLP Revolving Credit Facility (a)	0.24%	2.50%	3.25%	1.50%	0.50%
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

Additionally, covenants require TLLP to maintain certain interest coverage and leverage ratios. We were in compliance with our debt covenants for the three months ended March 31, 2012.

On April 2, 2012, in connection with the Contribution, we borrowed an additional $68.0 million under the Revolving Credit Facility to fund a portion of the consideration for the Martinez Terminal. See additional discussion surrounding the Contribution in "Overview and Business Strategy."

Cash Flow Summary

Components of our cash flows are set forth below (in thousands):

	Three Months Ended March 31,
	2012	2011
Cash Flows From (Used In):		Predecessor
Operating Activities	$15,239	$(4,285)
Investing Activities	(1,156)	(419)
Financing Activities	(11,394)	4,704
Increase in Cash and Cash Equivalents	$2,689	$—

Operating Activities. Net cash from operating activities was $15.2 million for the 2012 Quarter compared to net cash used in operating activities of $4.3 million for the 2011 Quarter. The increase in net cash from operating activities was related to higher revenues as a result of our commercial agreements executed concurrent with and subsequent to the Offering as evidenced by an increase in average volumes. Average pipeline and trucking throughputs increased 4,443 bpd, or 8%, and 3,736 bpd, or 17%, respectively, as a result of higher throughput volumes in the 2012 Quarter at Tesoro's North Dakota refinery. In addition, terminalling throughput volumes increased 18,487 bpd, or 15%, in the 2012 Quarter compared to the 2011 Quarter as a result of higher demand at the Burley, Mandan and Salt Lake City terminals and increased utilization at the Los Angeles, Vancouver and Stockton terminals due to the movement of Tesoro's volumes from third-party assets to our assets.

Investing Activities. Net cash used in investing activities for the 2012 Quarter increased $0.8 million to $1.2 million compared to $0.4 million in the 2011 Quarter related to higher capital expenditures in the 2012 Quarter including various expansion capital projects discussed below under "Capital Expenditures." The Sponsor reimbursement of $3.5 million included in cash from investing activities for the 2012 Quarter is the reimbursement for the gathering hub and pipeline project for the new Connolly station on our High Plains Pipeline.

Financing Activities. Net cash used in financing activities for the 2012 Quarter was $11.4 million compared to net cash provided by financing activities of $4.7 million for the 2011 Quarter. In February 2012, we paid a quarterly cash distribution totaling $11.3 million, and we paid $0.5 million in financing costs during the 2012 Quarter related to the expansion of the Revolving Credit Facility, which will be amortized over the remaining life of the facility.

Historically, the Predecessor's sources of liquidity included cash generated from operations and funding from Tesoro. Cash receipts were deposited in Tesoro's bank accounts and all cash disbursements were made from those accounts. The Sponsor contribution of $4.7 million included in cash from financing activities for the 2011 Quarter was the funding of the net loss for the three months ended March 31, 2011.

Capital Expenditures

The Partnership's operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations as well as to maintain assets and ensure regulatory compliance. The cost estimates described below are subject to further review, analysis and permitting requirements and include estimates for capitalized interest and labor. Our capital requirements consist of maintenance and expansion capital expenditures. Maintenance capital expenditures include expenditures required to maintain equipment reliability and integrity and to address regulatory compliance. Expansion capital expenditures include expenditures to acquire or construct new assets and to expand existing facilities or services that may increase throughput capacity on our pipelines and in our terminals or increase storage capacity at our storage facilities. Tesoro reimburses us for projects covered under the Amended Omnibus Agreement, which provides for reimbursement of various projects in progress at the time the Partnership acquired the assets from Tesoro. In addition, Tesoro may reimburse us for projects that provide a greater economic benefit to Tesoro than the Partnership.

Capital spending during the three months ended March 31, 2012 and 2011 was $3.6 million and $0.5 million, respectively. For the remainder of 2012, we estimate that total capital expenditures will be approximately $61.0 million for both maintenance and expansion capital projects, which includes projects to expand our crude oil gathering capabilities and terminalling capacity. We anticipate that these capital expenditures will be funded primarily with cash generated from operations, reimbursement by Tesoro for certain capital expenditures and borrowings under our Revolving Credit Facility.

The following table is a summary of our capital expenditures for the three months ended March 31, 2012 and 2011, (in thousands):

	Three Months Ended March 31,
	2012	2011
		Predecessor
Maintenance	$(70)	$109
Expansion	3,629	407
Total Capital Expenditures	$3,559	$516

Maintenance capital expenditures. Maintenance capital spending in the 2012 Quarter decreased $0.2 million to $(0.1) million compared to $0.1 million in 2011 primarily related to approximately $0.1 million in over estimation of project spend in 2011. We estimate that our maintenance capital expenditures for the remainder of 2012 will be approximately $6.0 million for anticipated capital projects related to maintenance at certain of our terminals.

Expansion capital expenditures. Expansion capital spending in the 2012 Quarter increased $3.2 million to $3.6 million compared to $0.4 million in the 2011 Quarter primarily related to 2012 expenditures for pipeline gathering projects, the establishment of a direct connection between Rangeland Energy, LLC's crude oil loading terminal and pipeline facility in North Dakota to our High Plains system and the gathering hub and pipeline project for the new Connolly station on our High Plains Pipeline. Amounts expended for the Connolly project are reimbursed to us by Tesoro. We estimate that our expansion capital expenditures for the remainder of 2012 will be approximately $55.0 million.

The following discussion describes our expansion capital spending plan, which is subject to further review and analysis and includes estimates for capitalized interest and labor costs:

Crude Oil Gathering Segment

Our overall strategy in the Bakken region is focused on growth projects that increase the utilization of our existing capacity, expand our pipeline gathering system, increase our pipeline capacity, add additional destinations from our pipeline system and lower our overall costs. Total expansion capital spending for the Crude Oil Gathering segment in the 2012 Quarter was $2.6 million, and we expect to spend approximately $30.0 million in the remainder of 2012.

Our growth plan for the remainder of 2012, in support of this strategy, is to invest approximately $28.5 million in projects that are expected to increase volumes delivered by the High Plains system by 50,000 bpd, which includes approximately $20.0 million on pipeline gathering projects. This incorporates increasing deliveries to Tesoro's North Dakota refinery and deliveries to new pipeline destinations. We spent $1.1 million on these projects in the 2012 Quarter, and we expect to complete these projects throughout 2012 and the first half of 2013.

Also, we plan to invest a total of approximately $3.0 million on additional truck unloading, tankage and pumping capacity on the High Plains system to support the 2011 announced expansion of Tesoro's North Dakota refinery of which $2.0 million was spent in 2011. We spent $0.5 million on these projects in the 2012 Quarter, and we expect to spend an additional estimated $0.5 million in the remainder of 2012 to complete these projects in the second quarter of 2012.

Further, Tesoro has announced a long-term agreement with Rangeland Energy, LLC for access to their crude oil loading terminal and pipeline facility in North Dakota including a direct connection to the Partnership's High Plains system. We spent $0.6 million in the 2012 Quarter, and we expect to spend approximately $0.5 million in the remainder of 2012. We expect the facility to be in service in the second quarter of 2012.

In support of our efforts to grow our pipeline gathering network on the High Plains system we are building a new gathering hub and an initial gathering pipeline at the Connolly station. The project, which is substantially complete, is expected to cost approximately $4.0 million in total, of which $3.0 million was spent in 2011. We spent $0.4 million in the 2012 Quarter and expect to spend approximately $0.5 million to fully complete the project in the second quarter of 2012. Amounts expended for the Connolly project are reimbursed to us by Tesoro.

Terminalling, Transportation and Storage Segment

We expect to grow terminalling volumes by approximately 25,000 bpd by year-end 2013 through capital investment designed to increase our throughput capacity. A project for waxy crude offloading, originally planned for 2013, with throughput of 20,000 bpd has been rescheduled for 2014 to coincide with maintenance downtime at Tesoro's Salt Lake City ("SLC") refinery. In the 2012 Quarter total expansion capital spend for the Terminalling, Transportation and Storage segment was $1.0 million, and we expect to spend a total of approximately $25.0 million in expansion capital throughout the remainder of 2012. Our growth plan includes estimated spending on projects in the remainder of 2012 including approximately $14.0 million of capital on new projects to expand the throughput capacity at several of our terminals including the Los Angeles, Vancouver and Mandan terminals, which are expected to be complete in late 2012 and early 2013.

Also, as part of the growth plan, we plan to invest a total of approximately $10.0 million on the Stockton terminal expansion, which will add storage capacity that will allow for an increase in volume delivered through the terminal. We spent $0.4 million in the 2012 Quarter, and we expect to spend approximately $9.5 million in the remainder of 2012 on this project, which is expected to be complete in the fourth quarter of 2012.

Additionally, we expect to spend approximately $2.5 million in future periods to upgrade the Los Angeles terminal to allow the offloading of transmix for transportation to Tesoro's Los Angeles refinery.

We recently completed the addition of ethanol blending capabilities at our Burley terminal, and we spent $0.4 million on the project in the 2012 Quarter.

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

Future expenditures may be required to comply with the federal, state and local environmental requirements for our various sites, including our storage facility, pipelines and refined products terminals. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our financial position, results of operations and liquidity. Tesoro indemnifies us for certain of these costs as described in the Amended Omnibus Agreement.

Environmental Liabilities.  Contamination resulting from spills of crude oil and refined products is not unusual within the petroleum refining, terminalling or pipeline industries. Historic spills along our pipelines, gathering systems and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater. Site conditions, including soils and groundwater, are being evaluated at our properties where operations have resulted in releases of hydrocarbons and other wastes. A number of our properties have known hydrocarbon or other hazardous material contamination in soil and groundwater, particularly our Anchorage, Martinez and SLC terminals.

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

As part of the Amended Omnibus Agreement, Tesoro, through certain of its subsidiaries, indemnifies us for certain environmental liabilities and title and tax matters associated with the operation of our assets and arising at or before the closing of the Offering on April 26, 2011. Indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of April 26, 2016, and the date that Tesoro no longer controls our general partner (provided that, in any event, such date shall not be earlier than April 26, 2013). Under the Amended Omnibus Agreement the aggregate annual deductible for each type (unknown environmental liabilities or title matters) of liability was increased from $0.25 million to $0.4 million before we are entitled to indemnification in any calendar year.

Neither we nor our general partner has any contractual obligation to investigate or identify any such unknown environmental liabilities after the closing of the Offering on April 26, 2011. We have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Offering and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities. TLLP did not have any environmental liabilities recorded on the consolidated balance sheet as of March 31, 2012.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including information incorporated by reference) includes and references "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, expectations regarding revenues, cash flows, capital expenditures and other financial items. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations and profitability. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," "would" and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q, which speak only as of the date the statements were made.

Although we believe the assumptions upon which these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

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

Many of these factors, as well as other factors, are described in our filings with the Securities and Exchange Commission. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Quarterly Report on Form 10-Q.

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

Debt that the Partnership incurs under our revolving credit facility bears interest at a variable rate and exposes us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. As of March 31, 2012, we had $50.0 million in borrowings under our revolving credit facility. With all other variables held constant, a 1.0% change in the interest rate associated with this borrowing would result in a $0.5 million annual change in interest expense.  Any change in interest rates would affect cash flows, but not the fair value of the debt we incur under our revolving credit facility. On April 2, 2012, in connection with the contribution of the Martinez Crude Oil Marine Terminal ("Martinez Terminal"), we increased the borrowings under our revolving credit facility by $68.0 million to fund a portion of the consideration for the Martinez Terminal. We do not currently have in place any hedges or forward contracts to hedge our exposure to interest rate risks.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (“the Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Exchange Act is accumulated and communicated to management, as appropriate.

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring companies to file reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K did not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, other than the changes noted below:

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
In California, Assembly Bill 32 ("AB 32"), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard ("LCFS") to achieve emission reduction targets. Although a court ruled the LCFS unconstitutional in January 2012, the California Air Resources Board appealed the decision, and on April 23, 2012, the U.S. 9th Circuit Court of Appeals stayed the lower court's preliminary injunction of CARB's enforcement of the standard pending the appeal. The LCFS became effective in January 2010 and requires a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. Final regulations are being developed by the California Air Resources Board ("CARB"), will take effect in 2012, and will be fully implemented by 2020. We cannot predict the ultimate outcome of the court's ruling on the LCFS and the implementation and implications of AB 32 will take many years to realize so we cannot currently predict AB 32's impact on our financial position, results of operations and liquidity.
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

ITEM 6. EXHIBITS
(a)Exhibits

Exhibit Number	Description of Exhibit
3.1
Joinder and Amendment Agreement of Tesoro Logistics GP, LLC, effective April 1, 2012, between Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.1
Contribution, Conveyance and Assumption Agreement, effective April 1, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations, LLC, Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Company's Current report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.2
Amended and Restated Omnibus Agreement, effective April 1, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP, and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.3
Amended and Restated Operational Services Agreement, effective April 1, 2012, among Tesoro Companies, Inc., Tesoro Refining and Marketing Company, Tesoro Alaska Company, Tesoro Logistics GP LLC, Tesoro Logistics Operations, LLC and Tesoro High Plains Pipeline Company LLC (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.4
Amorco Marine Terminal Use and Throughput Agreement, effective April 1, 2012, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations, LLC (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.5
Amendment No. 1 and Joinder to Credit Agreement, dated as of March 30, 2012, among Tesoro Logistics LP, certain subsidiaries of Tesoro Logistics LP party thereto, Bank of America, N.A., as administrative agent and L/C Issuer and the lenders party thereto (incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TESORO LOGISTICS LP

		By:	Tesoro Logistics GP, LLC
Its general partner

Date:	May 8, 2012	By:	/s/ GREGORY J. GOFF
Gregory J. Goff
Chairman of the Board of Directors and Chief Executive Officer

Date:	May 8, 2012	By:	/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Director, Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1
Joinder and Amendment Agreement of Tesoro Logistics GP, LLC, effective April 1, 2012, between Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.1
Contribution, Conveyance and Assumption Agreement, effective April 1, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations, LLC, Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Company's Current report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.2
Amended and Restated Omnibus Agreement, effective April 1, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP, and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.3
Amended and Restated Operational Services Agreement, effective April 1, 2012, among Tesoro Companies, Inc., Tesoro Refining and Marketing Company, Tesoro Alaska Company, Tesoro Logistics GP LLC, Tesoro Logistics Operations, LLC and Tesoro High Plains Pipeline Company LLC (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.4
Amorco Marine Terminal Use and Throughput Agreement, effective April 1, 2012, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations, LLC (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.5
Amendment No. 1 and Joinder to Credit Agreement, dated as of March 30, 2012, among Tesoro Logistics LP, certain subsidiaries of Tesoro Logistics LP party thereto, Bank of America, N.A., as administrative agent and L/C Issuer and the lenders party thereto (incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

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