Form 10-Q
period 2012-06-30
TESORO LOGISTICS LP
filed 2012-08-07
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

210-626-6000
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

The registrant had 15,467,591 common units, 15,254,890 subordinated units and 626,861 general partner units outstanding at August 3, 2012.

TESORO LOGISTICS LP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,408	$18,326
Receivables
Trade	433	542
Affiliate	9,361	11,312
Prepayments and other current assets	1,550	637
Total Current Assets	32,752	30,817
NET PROPERTY, PLANT AND EQUIPMENT	180,946	174,089
OTHER NONCURRENT ASSETS	1,791	3,072
Total Assets	$215,489	$207,978

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable
Trade	$7,967	$6,480
Affiliate	3,490	2,815
Deferred revenue - affiliate	1,948	1,775
Accrued liabilities	1,166	2,244
Total Current Liabilities	14,571	13,314
OTHER NONCURRENT LIABILITIES	46	2,665
DEBT	118,000	50,000
COMMITMENTS AND CONTINGENCIES (Note K)
EQUITY
Equity of Predecessors	—	33,029
Common unitholders; 15,467,591 units issued and outstanding (15,254,890 in 2011)	223,563	250,430
Subordinated unitholders; 15,254,890 units issued and outstanding (15,254,890 in 2011)	(141,835)	(143,048)
General partner; 626,861 units issued and outstanding (622,649 in 2011)	1,144	1,588
Total Equity	82,872	141,999
Total Liabilities and Equity	$215,489	$207,978

See accompanying notes to condensed combined consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF COMBINED CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011 (a)	2012 (a)	2011 (a)
	(Dollars in thousands, except unit and per unit amounts)
REVENUES
Affiliate	$32,458	$18,878	$58,811	$24,440
Third-party	722	888	1,454	1,596
Total Revenues	33,180	19,766	60,265	26,036
COSTS AND EXPENSES
Operating and maintenance expenses	15,453	11,116	29,188	22,209
Imbalance settlement gains	(2,557)	(1,301)	(5,047)	(2,367)
Depreciation and amortization expenses	2,526	2,530	5,053	5,057
General and administrative expenses	3,634	2,151	7,061	3,612
Loss on asset disposals	—	1	236	26
Total Costs and Expenses	19,056	14,497	36,491	28,537
OPERATING INCOME (LOSS)	14,124	5,269	23,774	(2,501)
Interest and financing costs, net	(1,039)	(461)	(1,550)	(461)
NET INCOME (LOSS)	13,085	4,808	22,224	(2,962)
Less: Loss attributable to Predecessors	—	(3,087)	(2,417)	(10,857)
Net income attributable to partners	13,085	7,895	24,641	7,895
Less: General partner's interest in net income, including incentive distribution rights	364	157	594	157
Limited partners' interest in net income	$12,721	$7,738	$24,047	$7,738

Net income per limited partner unit:
Common - basic and diluted	$0.41	$0.25	$0.79	$0.25
Subordinated - basic and diluted	$0.41	$0.25	$0.78	$0.25

Weighted average limited partner units outstanding:
Common units - basic	15,464,686	15,254,890	15,359,788	15,254,890
Common units - diluted	15,489,008	15,298,205	15,393,016	15,298,205
Subordinated units - basic and diluted	15,254,890	15,254,890	15,254,890	15,254,890

Cash distributions per unit	$0.4100	$0.2448	$0.7875	$0.2448
____________

(a)	Adjusted to include the historical results of the Martinez Crude Oil Marine Terminal. See Notes A and B for further discussion.

See accompanying notes to condensed combined consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF COMBINED CONSOLIDATED CASH FLOWS (a)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(Dollars in thousands)
Net income (loss)	$22,224	$(2,962)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization expenses	5,053	5,057
Amortization of debt issuance costs	384	111
Unit-based compensation expense	712	123
Loss on asset disposals	236	26
Changes in current assets:
Receivables - trade	109	(336)
Receivables - affiliate	(1,117)	(5,504)
Prepayments and other current assets	(913)	(1,298)
Changes in current liabilities:
Accounts payable - trade	277	(7)
Accounts payable - affiliate	698	3,633
Deferred revenue - affiliate	173	1,622
Accrued liabilities	95	358
Changes in other noncurrent assets and liabilities	1,464	(532)
Net cash from operating activities	29,395	291
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(11,668)	(1,856)
Capital expenditure reimbursements by affiliate	4,204	—
Net cash used in investing activities	(7,464)	(1,856)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common units, net of underwriters' discount	—	294,328
Distributions to unitholders and general partner	(90,627)	(333,280)
Borrowings under revolving credit agreement	68,000	50,000
Offering costs	—	(6,196)
Financing costs	(593)	(1,852)
Sponsor contributions of equity to the Predecessors	3,252	8,233
Capital contributions by affiliate	1,119	298
Net cash from (used in) financing activities	(18,849)	11,531
INCREASE IN CASH AND CASH EQUIVALENTS	3,082	9,966
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,326	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,408	$9,966
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid, net of capitalized interest	$949	$11
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Capital expenditures included in accounts payable at period end	$5,515	$813
Transfer of property, plant and equipment from Sponsor, net of accumulated depreciation	$19	$4,399
Working capital requirements retained by Sponsor	$4,196	$4,389
____________

(a)	Adjusted to include the historical results of the Martinez Crude Oil Marine Terminal. See Notes A and B for further discussion.

See accompanying notes to condensed combined consolidated financial statements.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

As used in this report, the terms "Tesoro Logistics LP," "TLLP," the "Partnership," "we," "us," or "our" refer to Tesoro Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole. References in this report to "Tesoro" or our "Sponsor" refer collectively to Tesoro Corporation and any of its subsidiaries, other than Tesoro Logistics LP, its subsidiaries and its general partner.

Organization

TLLP is a Delaware limited partnership formed in December 2010 by Tesoro Corporation and its wholly owned subsidiary, Tesoro Logistics GP, LLC ("TLGP"), our general partner. On April 26, 2011, we completed our initial public offering (the "Offering") of 14,950,000 common units representing limited partner interests.

The Partnership includes the assets, liabilities and results of operations of certain crude oil gathering and crude oil and refined products terminalling, transportation and storage assets, previously operated and owned by Tesoro.

Principles of Combination and Consolidation and Basis of Presentation

The financial statements presented herein contain the unaudited condensed combined financial results of Tesoro Logistics LP Predecessor (the "TLLP Predecessor"), our predecessor for accounting purposes, for periods presented through April 25, 2011. The TLLP Predecessor includes the financial results of the initial assets contributed by Tesoro during the initial public offering. The unaudited condensed consolidated financial results for the three and six months ended June 30, 2012 and 2011 also include the results of operations for TLLP for the period beginning April 26, 2011, the date TLLP commenced operations. The balance sheet as of June 30, 2012, presents solely the condensed consolidated financial position of the Partnership.

Transfers of a business between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. As an entity under common control with Tesoro, we record the assets that Tesoro contributes to us on our balance sheet at Tesoro's historical basis instead of fair value. Effective April 1, 2012, we entered into a transaction (the "Contribution") with Tesoro and TLGP pursuant to which Tesoro contributed through TLGP to TLLP the Martinez Crude Oil Marine Terminal assets (the "Martinez Terminal"). This transaction was a transfer between entities under common control. Accordingly, the accompanying financial statements and related notes of the TLLP Predecessor and TLLP have been retrospectively adjusted to include the historical results of the Martinez Terminal for the six months ended June 30, 2012 and the three and six months ended June 30, 2011. We refer to the historical results of the TLLP Predecessor and the Martinez Terminal collectively as our "Predecessors." See Note B for information regarding the Contribution.

The accompanying financial statements and related notes present the combined financial position, results of operations, cash flows and equity of our Predecessors at historical cost. The financial statements of our Predecessors have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. Our Predecessors did not record revenue for intercompany trucking, terminalling, storage and short-haul pipeline transportation services. All intercompany accounts and transactions have been eliminated.

The interim condensed combined consolidated financial statements and notes thereto have been prepared by management without audit according to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to present the information fairly. The accompanying interim condensed combined consolidated financial statements and notes should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2011 and our annual audited financial statements included in a Form 8-K filed with the SEC on May 22, 2012, which retrospectively adjusts our historical financial statements to include the activities of the Martinez Terminal.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We prepare our condensed combined consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates. The results of operations of the Partnership, or our Predecessors, for any interim period are not necessarily indicative of results for the full year. Certain prior year balances have been aggregated or disaggregated in order to conform to the current year presentation.

We have evaluated subsequent events through the filing of this Form 10-Q.

We record our financial instruments including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities at their carrying value. We believe the carrying value of our financial instruments approximates fair value. Our fair value assessment incorporates a variety of considerations, including:

•	the short term duration of the instruments (less than 10% of our trade payables and none of our trade receivables have been outstanding for greater than 90 days); and

•	the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

Additionally, our debt approximates fair value as our borrowings are under a revolving credit facility, which is subject to a variable interest rate.

NOTE B - MARTINEZ CRUDE OIL MARINE TERMINAL CONTRIBUTION

Effective April 1, 2012, we entered into the Contribution with Tesoro and TLGP. The Contribution was made in exchange for consideration from TLLP to TLGP of $75.0 million, comprised of $67.5 million in cash financed with borrowings under our amended revolving credit facility (the "Revolving Credit Facility") and the issuance of equity with a fair value of $7.5 million. The equity is comprised of 206,362 common units, representing an approximate 1% limited partner interest in the Partnership, and 4,212 general partner units. The assets included in the Contribution include a single-berth dock, which has an estimated throughput capacity of approximately 145,000 barrels per day ("bpd"), five associated crude oil storage tanks with a combined capacity of 425,000 barrels, five short-haul pipelines and two firewater tanks with 48,000 barrels of shell capacity.

The single-berth dock and related leasehold improvements are situated on an offshore parcel of land that is currently being leased by Tesoro from the California State Lands Commission under a term lease (the "Martinez Terminal Lease"). The Martinez Terminal Lease, related leasehold improvements and the short-haul pipelines will be legally transferred to TLLP when the Martinez Terminal Lease is renewed and extended, and the transfer is approved by the California State Lands Commission. This condition does not affect the April 1, 2012 acquisition date, which is the date TLLP commenced providing operational services for the Martinez Terminal under the agreements between the Partnership and Tesoro.

Martinez Terminal Use and Throughput Agreement. The Partnership entered into a 10-year use and throughput agreement with Tesoro in connection with the Contribution of the Martinez Terminal, effective April 1, 2012, which obligates Tesoro to transport an average of at least 65,000 bpd of crude oil per month at a throughput and tankage fee of $0.55 per barrel. An excess volume throughput fee of $0.10 per barrel is charged for monthly average volumes in excess of 70,000 bpd. In addition, Tesoro pays a $30,000 per month fee for unlimited use of the refined products pipeline from Tesoro's Martinez refinery to a third-party terminal. The fees under the agreement are indexed for inflation, and the agreement gives Tesoro the option to renew for two five-year terms.

If Tesoro fails to transport aggregate volumes equal to its minimum throughput commitment during any calendar month, Tesoro will owe the Partnership a shortfall payment equal to the volume of the shortfall multiplied by the throughput and tankage fee. The amount of any shortfall payment paid by Tesoro will be credited against any amounts owed by Tesoro for the transportation of volumes in excess of its minimum throughput commitment during any of the succeeding three months after the shortfall occurs. See Note C for information regarding amendments to other agreements with related parties in connection with the Contribution.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Martinez Crude Oil Marine Terminal Financial Results. The Contribution of the Martinez Terminal was considered a transfer of a business between entities under common control. Accordingly, the Contribution was recorded at amounts based on the historical carrying value of the Martinez Terminal assets, which was $38.1 million as of April 1, 2012 for the assets contributed. In addition, we were required to retrospectively adjust our historical financial statements to include the activities of the Martinez Terminal. Our historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, cash flows and equity attributable to the Martinez Terminal as if we owned the assets for all periods presented. The results of the Martinez Terminal are included in the Terminalling, Transportation and Storage segment.

The results of the Martinez Terminal operations, prior to the Contribution on April 1, 2012, have been included in the Martinez Terminal (Predecessor) results in the tables below. The results of the Martinez Terminal, subsequent to April 1, 2012, have been included in TLLP's results. Accordingly, for the three and six months ended June 30, 2012, total operating revenues of $3.3 million and net income attributable to the Partnership of $1.5 million associated with the Martinez Terminal are included in the condensed combined consolidated statements of operations of TLLP. Costs of $0.8 million and $0.9 million associated with the Contribution are included in general and administrative expenses for the three and six months ended June 30, 2012, respectively.

The following tables present our results of operations, the effect of including the results of the Martinez Terminal and the adjusted total amounts included in our condensed combined consolidated financial statements.

Condensed Statement of Combined Consolidated Operations for the Six Months Ended June 30, 2012

	Tesoro Logistics LP	Martinez Terminal (Predecessor)	Six Months Ended June 30, 2012
REVENUES	(Dollars in thousands)
Affiliate	$58,811	$—	$58,811
Third-party	1,454	—	1,454
Total Revenues	60,265	—	60,265
COSTS AND EXPENSES
Operating and maintenance expenses	27,630	1,558	29,188
Imbalance settlement gains	(5,047)	—	(5,047)
Depreciation and amortization expenses	4,527	526	5,053
General and administrative expenses	6,964	97	7,061
Loss on asset disposals	—	236	236
Total Costs and Expenses	34,074	2,417	36,491
OPERATING INCOME (LOSS)	26,191	(2,417)	23,774
Interest expense, net	(1,550)	—	(1,550)
NET INCOME (LOSS)	24,641	(2,417)	22,224
Less: Loss attributable to Predecessors	—	(2,417)	(2,417)
Net income attributable to partners	$24,641	$—	$24,641

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Statement of Combined Consolidated Operations for the Three Months Ended June 30, 2011

	Tesoro Logistics LP	Martinez Terminal (Predecessor)	Three Months Ended June 30, 2011
REVENUES	(Dollars in thousands)
Affiliate	$18,878	$—	$18,878
Third-party	888	—	888
Total Revenues	19,766	—	19,766
COSTS AND EXPENSES
Operating and maintenance expenses	9,442	1,674	11,116
Imbalance settlement gains	(1,301)	—	(1,301)
Depreciation and amortization expenses	2,020	510	2,530
General and administrative expenses	2,056	95	2,151
Loss on asset disposals	1	—	1
Total Costs and Expenses	12,218	2,279	14,497
OPERATING INCOME (LOSS)	7,548	(2,279)	5,269
Interest expense, net	(461)	—	(461)
NET INCOME (LOSS)	7,087	(2,279)	4,808
Less: Loss attributable to Predecessors	(808)	(2,279)	(3,087)
Net income attributable to partners	$7,895	$—	$7,895

Condensed Statement of Combined Consolidated Operations for the Six Months Ended June 30, 2011

	Tesoro Logistics LP	Martinez Terminal (Predecessor)	Six Months Ended June 30, 2011
REVENUES	(Dollars in thousands)
Affiliate	$24,440	$—	$24,440
Third-party	1,596	—	1,596
Total Revenues	26,036	—	26,036
COSTS AND EXPENSES
Operating and maintenance expenses	19,216	2,993	22,209
Imbalance settlement gains	(2,367)	—	(2,367)
Depreciation and amortization expenses	4,037	1,020	5,057
General and administrative expenses	3,415	197	3,612
Loss on asset disposals	1	25	26
Total Costs and Expenses	24,302	4,235	28,537
OPERATING INCOME (LOSS)	1,734	(4,235)	(2,501)
Interest expense, net	(461)	—	(461)
NET INCOME (LOSS)	1,273	(4,235)	(2,962)
Less: Loss attributable to Predecessors	(6,622)	(4,235)	(10,857)
Net income attributable to partners	$7,895	$—	$7,895

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE C - RELATED-PARTY TRANSACTIONS

Commercial Agreements. The Partnership has various long-term, fee-based commercial agreements with Tesoro under which we provide pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products.

If, in any calendar month, Tesoro fails to meet its minimum volume commitments under these agreements, it will be required to pay us a shortfall payment. These shortfall payments may be applied as a credit against any amounts due above their minimum volume commitments for up to three months after the shortfall occurs. Deferred revenue in the condensed combined consolidated balance sheet at June 30, 2012, includes $0.3 million related to shortfall billings to Tesoro.

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

•
a 5-year amended crude oil trucking transportation services agreement under which Tesoro pays the Partnership fees for trucking related services and scheduling and dispatching services that we provide through our High Plains truck-based crude oil gathering operation;

•	a 10-year master terminalling services agreement under which Tesoro pays the Partnership fees for providing terminalling services at our eight refined products terminals;

•
a 10-year pipeline transportation services agreement under which Tesoro pays the Partnership fees for transporting crude oil and refined products on our five Salt Lake City ("SLC") short-haul pipelines;

•
a 10-year SLC storage and transportation services agreement under which Tesoro pays the Partnership fees for storing crude oil and refined products at our SLC storage facility and transporting crude oil and refined products between the storage facility and Tesoro's Utah refinery through interconnecting pipelines on a dedicated basis; and

•
a 10-year terminalling use and throughput agreement under which Tesoro pays the Partnership fees for providing terminalling services at the Martinez Terminal, which became effective April 1, 2012, the date of the Contribution (see Note B for additional information).

Each of these agreements, other than the SLC storage and transportation services agreement, contain minimum volume commitments. The fees under each agreement are adjusted annually on July 1 and, except for the amended trucking transportation services agreement, the agreements give Tesoro the option to renew for two five-year terms. The amended trucking transportation services agreement will renew automatically for one five-year term unless earlier terminated by us or Tesoro.

Amended and Restated Omnibus Agreement.  The Partnership entered into an omnibus agreement with Tesoro at the closing of the Offering. Effective April 1, 2012, the Partnership entered into an amended and restated omnibus agreement (the "Amended Omnibus Agreement") with Tesoro in connection with the Contribution of the Martinez Terminal. Certain additional contributions from Tesoro to the Partnership, including the assets in the Contribution, are governed by the Amended Omnibus Agreement. The annual fee payable to Tesoro under the Amended Omnibus Agreement remained $2.5 million for the provision of various general and administrative services. Additionally, under the Amended Omnibus Agreement, Tesoro indemnifies us for certain matters including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Offering on April 26, 2011 or the Contribution of the Martinez Terminal. The aggregate annual deductible for each type (unknown environmental liabilities, title or tax matters) of liability was increased from $0.25 million to $0.4 million before we are entitled to indemnification in any calendar year. See Note K for further discussion of the indemnification provisions.

Amended and Restated Operational Services Agreement.  The Partnership entered into an operational services agreement with Tesoro at the closing of the Offering. Effective April 1, 2012, the Partnership entered into an amended and restated operational services agreement (the "Amended Operational Services Agreement") with Tesoro in connection with the Contribution, which considers the additional resources required to operate the Martinez Terminal, primarily for wharf support and security personnel. As a result, the annual fee we pay Tesoro increased from $0.3 million to $1.5 million for support services performed by certain of Tesoro's field-level employees in support of our pipelines, terminals and storage facilities. Tesoro may also provide direct services or incur other direct costs on our behalf. The Partnership will reimburse Tesoro for these costs in accordance with this agreement.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TLLP Transactions. Revenues from affiliates consist of revenues from commercial agreements we entered into with Tesoro at the closing of the Offering, and subsequent to the Offering, under which Tesoro pays us fees for gathering crude oil and distributing, transporting and storing crude oil and refined products. Pursuant to our Amended Omnibus Agreement, we pay Tesoro an annual corporate services fee for the provision of various centralized corporate services including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, insurance coverage, administration and other corporate services. This fee is in addition to an annual fee under the Amended Operational Services Agreement for reimbursement of our general partner and its affiliates for certain support services performed as outlined in the agreement and described above.

Predecessors' Transactions. Related-party transactions of our Predecessors were settled through equity. The balance in receivables and accounts payable from affiliated companies represents the amount owed from or to Tesoro related to certain affiliate transactions. Revenues from affiliates in the combined statements of operations of our Predecessors consist of revenues from Tesoro with respect to transportation regulated by the Federal Energy Regulatory Commission ("FERC") and the North Dakota Public Service Commission ("NDPSC") on our High Plains system.

Summary of Transactions. A summary of revenue and expense transactions with Tesoro, including expenses directly charged and allocated to our Predecessors, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$32,458	$18,878	$58,811	$24,440
Operating and maintenance expenses (a)	2,770	8,654	5,459	18,681
General and administrative expenses	2,973	2,140	5,583	3,601
____________

(a)
Operating and maintenance expenses include imbalance settlement gains of $2.5 million and $1.3 million in the three months ended June 30, 2012 and 2011, respectively, and $5.0 million and $2.4 million in the six months ended June 30, 2012 and 2011, respectively.

In accordance with our partnership agreement, our common, subordinated and general partner interests are entitled to receive quarterly distributions of available cash. In February and April 2012, we paid quarterly cash distributions, of which $12.1 million was paid to affiliates. On July 19, 2012, we declared a quarterly cash distribution of $6.8 million related to Tesoro.

NOTE D - NET INCOME PER UNIT

We use the two-class method when calculating the net income per unit applicable to limited partners, because we have more than one participating security. Our participating securities consist of common units, subordinated units, general partner units and incentive distribution rights ("IDRs"). We base our calculation of net income per unit on the weighted-average number of common units outstanding during the period.

Net income attributable to the Partnership is allocated between the limited (both common and subordinated) and general partners in accordance with our partnership agreement. Distributions for the first and second quarters of 2012 include distributions for units issued as part of the Contribution. See Notes B and L for additional information including the issuance of equity in connection with the Contribution.

Diluted net income per unit includes the effects of potentially dilutive units on our common units, which consist of unvested service and performance phantom units. Basic and diluted net income per unit applicable to subordinated limited partners are the same as there are no potentially dilutive subordinated units outstanding.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to partners	$13,085	$7,895	$24,641	$7,895
Less: General partner's distributions (including IDRs) (a)	363	153	599	153
Less: Limited partners' distributions on common units	6,343	3,734	12,178	3,734
Less: Limited partner's distributions on subordinated units	6,254	3,734	12,013	3,734
Distributions less than (greater than) earnings	$125	$274	$(149)	$274

General partner's earnings:
Distributions (including IDRs) (a)	$363	$153	$599	$153
Allocation of distributions less than (greater than) earnings	3	4	(3)	4
Total general partner's earnings	$366	$157	$596	$157

Limited partners' earnings on common units:
Distributions	$6,343	$3,734	$12,178	$3,734
Allocation of distributions less than (greater than) earnings	61	135	(73)	135
Total limited partners' earnings on common units	$6,404	$3,869	$12,105	$3,869

Limited partner's earnings on subordinated units:
Distributions	$6,254	$3,734	$12,013	$3,734
Allocation of distributions less than (greater than) earnings	61	135	(73)	135
Total limited partner's earnings on subordinated units	$6,315	$3,869	$11,940	$3,869

Weighted average limited partner units outstanding:
Common units - basic	15,464,686	15,254,890	15,359,788	15,254,890
Common unit equivalents	24,322	43,315	33,228	43,315
Common units - diluted	15,489,008	15,298,205	15,393,016	15,298,205

Subordinated units - basic and diluted	15,254,890	15,254,890	15,254,890	15,254,890

Net income per limited partner unit:
Common - basic	$0.41	$0.25	$0.79	$0.25
Common - diluted	$0.41	$0.25	$0.79	$0.25
Subordinated - basic and diluted	$0.41	$0.25	$0.78	$0.25
____________

(a)
General partner's distributions (including IDRs) consist of the 2% general partner interest and IDRs, which entitle the general partner to receive increasing percentages, up to 50%, of quarterly distributions in excess of $0.388125 per unit per quarter. See Note L for further discussion related to IDRs.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in thousands):

	June 30, 2012	December 31, 2011
Crude Oil Gathering	$105,023	$97,249
Terminalling, Transportation and Storage	161,073	157,047
Gross Property, Plant and Equipment	266,096	254,296
Less: Accumulated depreciation	85,150	80,207
Net Property, Plant and Equipment	$180,946	$174,089

NOTE F - ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	June 30, 2012	December 31, 2011
Taxes other than income taxes	$738	$942
Interest and financing costs	230	18
Utilities	198	143
Environmental liabilities	—	819
Other	—	322
Total Accrued Liabilities	$1,166	$2,244

For further discussion related to environmental liabilities, see Note K.

NOTE G - OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are as follows (in thousands):

	June 30, 2012	December 31, 2011
Asset retirement obligations	$46	$44
Environmental liabilities	—	2,621
Total Other Noncurrent Liabilities	$46	$2,665

For further discussion related to environmental liabilities, see Note K.

NOTE H - BENEFIT PLANS

Employees supporting our operations participate in the benefit plans and the employee thrift plan of Tesoro. The Predecessors were allocated expenses for costs associated with the benefit plans primarily based on the percentage of the Predecessors' allocated salaries compared to Tesoro's total salaries. Tesoro, subsequent to the Offering, allocates expense for costs associated with the benefit plans based on the salaries of TLGP employees that provide services to TLLP as a percentage of total Tesoro salaries. These employee benefit plan expenses and the related payroll costs are included in operating expenses and general and administrative expenses and include amounts allocated to our Predecessors. Our portion of our Sponsor's employee benefit plan expenses were $0.7 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively and $1.3 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE I - MAJOR CUSTOMER AND CONCENTRATIONS OF CREDIT RISK

Tesoro accounted for 98% of our total revenues for the three and six months ended June 30, 2012 and 96% and 94% of our total revenues for the three and six months ended June 30, 2011, respectively. These percentages are not comparable as no revenue was recorded for the Predecessors for transactions with Tesoro in the Terminalling, Transportation and Storage segment or for trucking services in the Crude Oil Gathering segment prior to the Offering.

NOTE J - DEBT

Effective March 30, 2012, we amended the Revolving Credit Facility. Concurrent with the execution of the amendment, and pursuant to the terms of the original agreement, we exercised our option to increase the total loan availability from $150.0 million to an aggregate of $300.0 million. The amendment allows us to request that the availability be increased up to an aggregate of $450.0 million, subject to receiving increased commitments from the lenders, compared to the original agreement, which allowed an aggregate capacity of $300.0 million. The Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings are available under the Revolving Credit Facility up to the total available revolving capacity of the facility. As of June 30, 2012, we had $118.0 million of borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused credit availability of $181.7 million, or 61%, of the borrowing capacity. The Revolving Credit Facility is scheduled to mature on April 25, 2014.

The Revolving Credit Facility, at June 30, 2012, was subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
TLLP Revolving Credit Facility (a)	0.25%	2.50%	3.25%	1.50%	0.50%
____________
(a) We have the option to elect if the borrowings will bear interest at either a base rate plus the base rate margin, or a Eurodollar rate, for the applicable period, plus the Eurodollar margin at the time of the borrowing. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate.

NOTE K - COMMITMENTS AND CONTINGENCIES

Indemnification

Under the Amended Omnibus Agreement, Tesoro, through certain of its subsidiaries, indemnifies us for certain environmental liabilities and title and tax matters associated with the ownership or operation of our assets and arising at or before the closing of the Offering on April 26, 2011 or from the Contribution of the Martinez Terminal. Indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of April 26, 2016 and the date that Tesoro no longer controls our general partner (provided that, in any event, such date shall not be earlier than April 26, 2013). Under the Amended Omnibus Agreement, the aggregate annual deductible for each type (unknown environmental liabilities or title matters) of liability was increased from $0.25 million to $0.4 million before we are entitled to indemnification in any calendar year. We have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Offering. See Note C for additional information regarding the Amended Omnibus Agreement.

Contingencies

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but TLLP will accrue liabilities for certain of these matters based on our best estimates and applicable accounting guidelines and principles if the amount is probable and can be reasonably estimated. Contingencies arising after the closing of the Offering from conditions existing before April 26, 2011, will be recorded in accordance with the indemnification terms set forth in the Amended Omnibus Agreement, while any contingencies arising from events after April 25, 2011, will be fully recognized by TLLP. We did not have any outstanding lawsuits, administrative proceedings or governmental investigations as of June 30, 2012.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Environmental Liabilities

Our Predecessors recorded environmental liabilities when environmental assessments and/or remedial efforts were probable and could be reasonably estimated. Environmental liabilities of $3.4 million were accrued as of December 31, 2011, for groundwater and soil remediation projects at our Martinez Terminal. The liabilities associated with the Martinez Terminal were retained by Tesoro at the closing of the Contribution. Further, the Predecessors capitalized environmental expenditures that extended the life or increased the capacity of assets as well as expenditures that prevented environmental contamination.

NOTE L - EQUITY

We had 14,956,339 common public units outstanding as of June 30, 2012. Together, Tesoro and our general partner owned 511,252 of our common units and 15,254,890 of our subordinated units and 626,861 of our general partner units (the 2% general partner interest) as of June 30, 2012, which combined constitutes a 52% ownership interest in us.

The table below summarizes the changes in the number of units outstanding from December 31, 2011 through June 30, 2012 (in units):

	Common	Subordinated	General Partner	Total
Balance at December 31, 2011	15,254,890	15,254,890	622,649	31,132,429
Units issued in the Martinez Terminal Contribution	206,362	—	4,212	210,574
Unit-based compensation awards (a)	6,339	—	—	6,339
Balance at June 30, 2012	15,467,591	15,254,890	626,861	31,349,342
______
(a) Unit-based compensation awards are presented net of 654 units withheld for taxes.

Equity Activity. The summarized changes in the carrying amount of our equity are as follows (in thousands):

	Equity of Predecessors	Common	Subordinated	General Partner	Total
Balance at December 31, 2011	$33,029	$250,430	$(143,048)	$1,588	$141,999
Sponsor contributions of equity to the Predecessors	3,252	—	—	—	3,252
Loss attributable to Predecessors	(2,417)	—	—	—	(2,417)
Net liabilities not assumed by Tesoro Logistics LP	4,196	—	—	—	4,196
Allocation of net assets contributed to the unitholders	(38,079)	37,317	—	762	—
Cash distributions	—	(77,526)	(11,289)	(1,812)	(90,627)
Partnership earnings	—	12,067	11,980	594	24,641
Other	19	1,275	522	12	1,828
Balance at June 30, 2012	$—	$223,563	$(141,835)	$1,144	$82,872

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

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to partners	$13,085	$7,895	$24,641	$7,895
Less: General partner's IDRs	103	—	103	—
Net income available to partners	$12,982	$7,895	$24,538	$7,895
General partner's ownership interest	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income	$261	$157	$491	$157
General partner's IDRs	103	—	103	—
Total general partner's interest in net income	$364	$157	$594	$157

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

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2011	$0.3625	$1.45	$11,286	February 13, 2012	February 3, 2012
March 31, 2012	0.3775	1.51	11,832	May 14, 2012	May 4, 2012
June 30, 2012 (b)	0.4100	1.64	12,960	August 14, 2012	August 3, 2012
______
(b) This distribution was declared on July 19, 2012 and will be paid on the date of distribution. Total cash distribution includes the general partner's IDRs.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three and six months ended June 30, 2012 and 2011 (in thousands, except per unit amounts). Our distributions are declared subsequent to quarter end; therefore, the table represents total cash distributions applicable to the period in which the distributions are earned.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
General partner's distributions:
General partner's distributions	$260	$153	$496	$153
General partner's IDRs	103	—	103	—
Total general partner's distributions	363	153	599	153

Limited partners' distributions:
Common	6,343	3,734	12,178	3,734
Subordinated	6,254	3,734	12,013	3,734
Total limited partners' distributions	12,597	7,468	24,191	7,468
Total Cash Distributions	$12,960	$7,621	$24,790	$7,621

NOTE M - EQUITY-BASED COMPENSATION

Unit-based compensation expense related to the Partnership that was included in our condensed statements of combined consolidated operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service phantom units	$61	$40	$90	$40
Performance phantom units	273	83	622	83
Total Unit-Based Compensation Expense	$334	$123	$712	$123

Service Phantom Unit Awards. During the six months ended June 30, 2012, our general partner issued service phantom unit awards with tandem distribution equivalent rights ("DER") to certain directors under the 2011 TLLP Long-Term Incentive Plan. The fair value of each phantom unit and tandem DER on the grant date is equal to the market price of our common unit on that date. The estimated fair value is amortized over the vesting period using the straight-line method. Non-employee director awards vest at the end of a one-year service period and employee awards granted in 2011 vest ratably over a three-year service period. Total unrecognized compensation cost related to our nonvested service phantom units totaled $0.2 million as of June 30, 2012, which is expected to be recognized over a weighted-average period of 1.3 years. The fair value of nonvested service phantom units outstanding as of June 30, 2012, totaled $0.5 million.

A summary of our service phantom unit award activity for the six months ended June 30, 2012, is set forth below:

	Number of Service Phantom Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2012	14,073	$23.24
Granted	5,554	36.44
Vested	(6,993)	23.33
Forfeited	(3,557)	28.52
Nonvested at June 30, 2012	9,077	29.18

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Performance Phantom Unit Awards. Our general partner granted performance phantom unit awards to certain officers in February 2012. These performance phantom unit awards represent the right to receive a TLLP common unit at the end of the approximate three-year performance period depending on the Partnership's achievement of pre-established performance measures. The value of the award ultimately paid will be based on our relative total unitholder return against the performance peer group over the performance period. The performance phantom unit awards can range from 0% to 200% of the targeted award value. The estimated weighted-average payout for these awards was 141% based on results through June 30, 2012. The fair value of each performance phantom unit award is estimated at the grant date using a Monte Carlo simulation model. The estimated fair value is amortized over the vesting period, generally three years, using the straight-line method. Total unrecognized compensation cost related to our nonvested performance phantom units totaled $1.7 million as of June 30, 2012, which is expected to be recognized over a weighted-average period of 2.2 years.

A summary of our performance phantom unit award activity for the six months ended June 30, 2012, is set forth below:

	Number of Performance Phantom Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2012	36,800	$32.99
Granted	36,000	39.19
Nonvested at June 30, 2012	72,800	36.06

Sponsor's Stock-based Compensation. Certain Tesoro employees supporting the Predecessors' operations were historically granted long-term incentive compensation awards under Tesoro's stock-based compensation programs, which primarily consist of stock options, restricted common stock and stock appreciation rights. The Predecessors were allocated expenses for stock-based compensation costs. These costs are included in the Predecessors' general and administrative expenses. The Predecessors' allocated expense was $0.7 million for the six months ended June 30, 2011. There was an immaterial amount of stock-based compensation related to the Predecessors in the six months ended June 30, 2012 and the three months ended June 30, 2011. The Partnership has not been allocated these stock-based compensation costs as they are included with the services provided under the Amended Omnibus Agreement.

NOTE N - SEGMENT DISCLOSURES

Our revenues are derived from two operating segments: Crude Oil Gathering and Terminalling, Transportation and Storage. Our assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana, eight refined products terminals in the midwestern and western United States, one crude oil marine terminal in California (the Martinez Terminal), a crude oil and refined products storage facility and five related short-haul pipelines in Utah. Our revenues are generated from existing third-party contracts and from commercial agreements we entered into with Tesoro at the closing of the Offering, and subsequent to the Offering, under which Tesoro pays us fees for gathering crude oil and distributing, transporting and storing crude oil and refined products. The commercial agreements with Tesoro are described in Note C. We do not have any foreign operations.

Effective April 1, 2012, we acquired the Martinez Terminal, which provides services primarily to Tesoro's Martinez refinery. See Note B for additional information regarding the Contribution.

Our operating segments are strategic business units that offer different services and are managed separately, because each segment requires different industry knowledge, technology and marketing strategies. We evaluate the performance of each segment based on its respective operating income. Certain general and administrative expenses and interest and financing costs are excluded from segment operating income as they are not directly attributable to a specific operating segment. Identifiable assets are those used by the segment, whereas other assets are principally cash and other assets that are not associated with a specific operating segment.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Crude Oil Gathering:
Affiliate (a)	$15,959	$10,572	$29,938	$16,134
Third-party	114	99	237	124
Total Crude Oil Gathering	16,073	10,671	30,175	16,258
Terminalling, Transportation and Storage:
Affiliate (a)	16,499	8,306	28,873	8,306
Third-party	608	789	1,217	1,472
Total Terminalling, Transportation and Storage	17,107	9,095	30,090	9,778
Total Segment Revenues	$33,180	$19,766	$60,265	$26,036

OPERATING AND MAINTENANCE EXPENSES
Crude Oil Gathering	$10,055	$6,462	$18,178	$12,243
Terminalling, Transportation and Storage	5,398	4,654	11,010	9,966
Total Segment Operating and Maintenance Expenses	$15,453	$11,116	$29,188	$22,209

IMBALANCE SETTLEMENT GAINS
Crude Oil Gathering	$(1,217)	$(1,301)	$(2,496)	$(2,367)
Terminalling, Transportation and Storage	(1,340)	—	(2,551)	—
Total Segment Imbalance Settlement Gains	$(2,557)	$(1,301)	$(5,047)	$(2,367)

DEPRECIATION AND AMORTIZATION EXPENSES
Crude Oil Gathering	$783	$785	$1,566	$1,570
Terminalling, Transportation and Storage	1,743	1,745	3,487	3,487
Total Segment Depreciation and Amortization Expenses	$2,526	$2,530	$5,053	$5,057

GENERAL AND ADMINISTRATIVE EXPENSES
Crude Oil Gathering	$607	$281	$1,318	$435
Terminalling, Transportation and Storage	562	531	1,119	689
Total Segment General and Administrative Expenses	$1,169	$812	$2,437	$1,124

(GAIN) LOSS ON ASSET DISPOSALS
Crude Oil Gathering	$—	$(10)	$—	$(10)
Terminalling, Transportation and Storage	—	11	236	36
Total Segment Loss on Asset Disposals	$—	$1	$236	$26

OPERATING INCOME (LOSS)
Crude Oil Gathering	$5,845	$4,454	$11,609	$4,387
Terminalling, Transportation and Storage	10,744	2,154	16,789	(4,400)
Total Segment Operating Income (Loss)	16,589	6,608	28,398	(13)
Unallocated general and administrative expenses	(2,465)	(1,339)	(4,624)	(2,488)
Interest and financing costs, net	(1,039)	(461)	(1,550)	(461)
NET INCOME (LOSS)	$13,085	$4,808	$22,224	$(2,962)
____________

(a)
Historically, no affiliate revenue was recognized by our Predecessors in the Terminalling, Transportation and Storage segment. Our FERC and NDPSC regulated pipelines were our source of affiliate revenues in the Crude Oil Gathering segment. No affiliate revenue was recognized by the Predecessors for trucking services in the Crude Oil Gathering segment.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital expenditures by operating segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Capital Expenditures
Crude Oil Gathering	$6,328	$2	$8,949	$5
Terminalling, Transportation and Storage	2,375	1,391	4,310	2,060
Total Capital Expenditures	$8,703	$1,393	$13,259	$2,065

Total identifiable assets by operating segment were as follows (in thousands):

Identifiable Assets	June 30, 2012	December 31, 2011
Crude Oil Gathering	$74,443	$72,795
Terminalling, Transportation and Storage	116,599	114,492
Other	24,447	20,691
Total Identifiable Assets	$215,489	$207,978

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this report to "Tesoro Logistics LP," "TLLP," "the Partnership," "we," "us" or "our" refer to Tesoro Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless the context otherwise requires, references in this report to "Tesoro" or our "Sponsor" refer collectively to Tesoro Corporation and any of its subsidiaries, other than Tesoro Logistics LP, its subsidiaries and its general partner.
The information presented in this Form 10-Q contains the unaudited condensed combined financial results of Tesoro Logistics LP Predecessor ("TLLP Predecessor"), our predecessor for accounting purposes, for periods presented through April 25, 2011. The TLLP Predecessor includes the financial results of the initial assets contributed by Tesoro during the initial public offering. The unaudited condensed combined consolidated financial results for the three and six months ended June 30, 2012 and 2011 also include the results of operations for TLLP for the period beginning April 26, 2011, the date TLLP commenced operations.
Effective April 1, 2012, we entered into a transaction (the "Contribution") with Tesoro and Tesoro Logistics GP, LLC ("TLGP") pursuant to which Tesoro contributed through TLGP to TLLP the Martinez Crude Oil Marine Terminal assets (the "Martinez Terminal"). This transaction was a transfer between entities under common control and was accounted for as if the transfer occurred at the beginning of the period presented, and prior periods were retrospectively adjusted to furnish comparative information. Accordingly, the financial information contained herein of the TLLP Predecessor and TLLP have been retrospectively adjusted to include the historical results of the Martinez Terminal for all periods presented. We refer to the historical results of the TLLP Predecessor and the Martinez Terminal collectively as our "Predecessors." The results of the Martinez Terminal are included in the Terminalling, Transportation and Storage segment. Our Predecessors did not record revenue for intercompany trucking, terminalling, storage and short-haul pipeline transportation services. See "Overview and Business Strategy" for further information regarding the Contribution.

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Important Information Regarding Forward-Looking Statements" on page 37 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
This section should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2011 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in a Form 8-K filed with the Securities and Exchange Commission ("SEC") on May 22, 2012, which retrospectively adjusts our annual historical financial statements to include the activities of the Martinez Terminal.

OVERVIEW AND BUSINESS STRATEGY

We are a fee-based, growth-oriented Delaware limited partnership formed by Tesoro to own, operate, develop and acquire logistics assets. Our logistics assets are integral to the success of Tesoro's refining and marketing operations and are used to gather crude oil and to distribute, transport and store crude oil and refined products. Our assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana, eight refined products terminals in the midwestern and western United States, one crude oil marine terminal in California, a crude oil and refined products storage facility and five related short-haul pipelines in Utah.

As part of our strategy to make capital investments to expand our existing asset base, we acquired Tesoro's Martinez Terminal, effective April 1, 2012, in the Contribution pursuant to which Tesoro contributed the Martinez Terminal to the Partnership in exchange for consideration from TLLP to our general partner, TLGP, of $75.0 million, comprised of $67.5 million in cash financed with borrowings under our amended revolving credit facility (the "Revolving Credit Facility") and the issuance of equity with a fair value of $7.5 million. The assets included in the Contribution include a single-berth dock, which has an estimated throughput capacity of approximately 145,000 barrels per day ("bpd"), five associated crude oil storage tanks with a combined capacity of 425,000 barrels, five short-haul pipelines and two firewater tanks with 48,000 barrels of shell capacity.

The single-berth dock and related leasehold improvements are situated on an offshore parcel of land that is currently being leased by Tesoro from the California State Lands Commission under a term lease (the "Martinez Terminal Lease"). The Martinez Terminal Lease, related leasehold improvements and the short-haul pipelines will be legally transferred to TLLP when the Martinez Terminal Lease is renewed and extended, and the transfer is approved by the California State Lands Commission. This condition does not affect the April 1, 2012 acquisition date, which is the date TLLP commenced operating the Martinez Terminal under the agreements between the Partnership and Tesoro.

Our financial information includes the historical results of our Predecessors (for all periods presented) and the results of TLLP (for the three and six months ended June 30, 2012 and 2011, beginning April 26, 2011, the date TLLP commenced operations). The financial statements of our Predecessors have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. Most notably, this applies to the revenue associated with the terms of the commercial agreements as our Predecessors did not record revenues for intercompany trucking, terminalling, storage and short-haul pipeline transportation services or any services provided at the Martinez Terminal.

The Partnership generates revenue by charging fees for gathering, transporting and storing crude oil and for terminalling, transporting and storing crude oil and refined products. Since we do not own any of the crude oil or refined products that we handle nor engage in the trading of crude oil or refined products, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customers' operations. Currently, substantially all of our revenue is derived from Tesoro under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

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

Since the closing of the initial public offering (the "Offering") on April 26, 2011, we have been implementing our strategy and goals discussed above to grow our distributable cash flow. Relative to these goals, in 2012 we have:

•	increased throughput at our Los Angeles terminal by 5,000 bpd beginning in February 2012 upon securing permits for higher ethanol volumes;

•
completed the Contribution of the Martinez Terminal, effective April 1, 2012, which is expected to add approximately 70,000 bpd of terminalling throughput with a wharf capacity of 145,000 bpd and storage capacity of 425,000 barrels;

•	expanded our assets on the High Plains system by:

◦	growing the capability of our pipeline gathering system and trucking operations to deliver an additional 10,000 bpd to Tesoro's North Dakota refinery; and

◦	establishing new destinations, including the Bridger pipeline at Richey, Montana and Rangeland's crude oil loading terminal (COLT) connector, at Dry Fork, North Dakota.

In the future, we intend to continue to implement this strategy and have announced plans to:

•	expand our assets on the High Plains system in support of Tesoro's increased demand for Bakken crude oil, including:

◦	expanding our proprietary fleet, which should generate cost and operating efficiencies;

◦
growing the capability of our pipeline gathering system and trucking operations to deliver increased volumes in 2013 to Rangeland's Epping, North Dakota facility, which has capacity up to 50,000 bpd, to support Tesoro's strategy to move Bakken crude oil to its Washington refinery; and

◦	adding other origin and destination points on the High Plains system to increase volumes by more than 10,000 bpd.

•
increase our terminalling volumes by 25,000 bpd by year-end 2013 by expanding capacity at our Los Angeles, Mandan and Stockton terminals and by growing our third-party services at our Boise, Burley, Vancouver and Stockton terminals; and

•	complete the following contributions:

◦
the Long Beach Marine terminal and Los Angeles short-haul pipelines, which is expected to add approximately 130,000 bpd of terminalling throughput and consists of a two-vessel berth dock, six storage tanks with a combined capacity of 235,000 barrels and six related pipelines with 70,000 bpd throughput connecting the marine terminal to Tesoro's Wilmington refinery (the "Wilmington Refinery") and other third-party facilities; and

◦	the Anacortes, Washington unit train unloading facility, which is expected to deliver up to 50,000 bpd of Bakken crude oil to Tesoro's Washington refinery.

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

The fees under each agreement were adjusted effective July 1, 2012. Except for the pipeline transportation services agreement and the amended trucking transportation services agreement, the fees under each agreement were indexed for inflation and increased approximately 3%. The committed and uncommitted tariff rates under the pipeline transportation services agreement were adjusted for an annual escalation of approximately 9%, which included an adjustment for the change in the producer price index for finished goods plus 2.65% as prescribed by the Federal Energy Regulatory Commission's ("FERC") indexing methodology. The adjustment increased the difference between committed and uncommitted rates to $0.12 per barrel. The fees for the amended trucking transportation services agreement were adjusted for an annual escalation, which included increasing the mileage rate by a factor of $0.0085 per barrel mile as a result of a comparison of competitive rates and adjusting the dispatch rate approximately 3% for inflation. The total trucking fee per barrel on individual loads increased to a range of $2.60 to $7.96 per barrel, depending on the length of haul. The uncommitted tank usage fee also increased by approximately 3% for inflation.

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

•
a 5-year amended crude oil trucking transportation services agreement under which Tesoro pays the Partnership fees for trucking related services and scheduling and dispatching services that we provide through our High Plains truck-based crude oil gathering operation;

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

Martinez Terminal Use and Throughput Agreement. In addition to the commercial agreements described above, the Partnership entered into a 10-year use and throughput agreement with Tesoro in connection with the Contribution of the Martinez Terminal, effective April 1, 2012, which obligates Tesoro to transport an average of at least 65,000 bpd of crude oil per month at a throughput and tankage fee of $0.55 per barrel. An excess volume throughput fee of $0.10 per barrel is charged for monthly average volumes in excess of 70,000 bpd. In addition, Tesoro pays a $30,000 per month fee for unlimited use of the refined products pipeline from Tesoro's Martinez refinery to a third-party terminal.

Each of these agreements, other than the SLC storage and transportation services agreement, contain minimum volume commitments. The amended trucking transportation services agreement will renew automatically for one five-year term unless earlier terminated by us or Tesoro, while each of the other agreements give Tesoro the option to renew for two five-year terms.

Other Agreements with Tesoro

In addition to the commercial agreements described above, we also entered into, or are contemplating entering into, the following agreements with Tesoro:

Amended and Restated Omnibus Agreement.  The Partnership entered into an omnibus agreement with Tesoro at the closing of the Offering. Effective April 1, 2012, the Partnership entered into an amended and restated omnibus agreement (the "Amended Omnibus Agreement") with Tesoro in connection with the Contribution of the Martinez Terminal. Certain additional contributions from Tesoro to the Partnership, including the assets in the Contribution, are governed by the Amended Omnibus Agreement. The annual fee payable to Tesoro under the Amended Omnibus Agreement remained $2.5 million for the provision of various general and administrative services. Additionally, under the Amended Omnibus Agreement, Tesoro indemnifies us for certain matters including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Offering on April 26, 2011 or the Contribution of the Martinez Terminal. The aggregate annual deductible for each type (unknown environmental liabilities, title or tax matters) of liability was increased from $0.25 million to $0.4 million before we are entitled to indemnification in any calendar year.

Long Beach Marine Terminal and Los Angeles Short-haul Pipelines. Tesoro has announced that it intends to offer the Long Beach Marine terminal and Los Angeles short-haul pipelines to the Partnership and plans to complete the contribution during the third quarter of 2012. These assets consist of a two-vessel berth dock leased from the City of Long Beach, six storage tanks with combined capacity of 235,000 barrels and six related pipelines with 70,000 bpd throughput connecting the marine terminal to the Wilmington Refinery and other third-party facilities.

Unit Train Unloading Facility. Tesoro has announced that it intends to offer the Anacortes, Washington unit train unloading facility to the Partnership in the fourth quarter of 2012. The project includes unloading facilities for dedicated trains of rail cars ("unit trains") and is expected to deliver up to 50,000 bpd of Bakken crude oil to Tesoro's Washington refinery. Tesoro expects to complete the construction of the facility in September 2012.

Amended and Restated Operational Services Agreement. The Partnership entered into an operational services agreement with Tesoro at the closing of the Offering. Effective April 1, 2012, the Partnership entered into an amended and restated operational services agreement with Tesoro in connection with the Contribution, which considers the additional resources required to operate the Martinez Terminal, primarily for wharf support and security personnel. As a result, the annual fee we pay Tesoro increased from $0.3 million to $1.5 million for support services performed by certain of Tesoro's field-level employees in support of our pipelines, terminals and storage facilities. The annual fee for operational services was adjusted to approximately $1.6 million for an annual inflation escalation of approximately 3%, effective July 1, 2012. Tesoro may also provide direct services or incur other direct costs on our behalf. The Partnership will reimburse Tesoro for these costs in accordance with this agreement.

Non-GAAP Financial Measures

Our management uses a variety of financial and operating metrics to analyze operating segment performance. To supplement our financial information presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), our management uses additional metrics that are known as "non-GAAP" financial metrics in its evaluation of past performance and prospects for the future. These metrics are significant factors in assessing our operating results and profitability and include earnings before interest, income taxes, depreciation and amortization expenses ("EBITDA") and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest and financing costs and depreciation and amortization expenses. We define distributable cash flow as EBITDA less net cash interest paid, maintenance capital expenditures and payment of financing costs, plus the change in deferred revenue related to shortfall payments, reimbursement by Tesoro for certain maintenance capital expenditures and non-cash unit-based compensation expense. EBITDA and distributable cash flow are not measures prescribed by U.S. GAAP but are supplemental financial measures that are used by management and may be used by external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

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

We believe that the presentation of distributable cash flow will provide useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance, as it provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating. The U.S. GAAP measure most directly comparable to distributable cash flow is net income (loss). The amounts included in the calculation of distributable cash flow are derived from amounts separately presented in our condensed combined consolidated financial statements, with the exception of deferred revenue related to shortfall payments, maintenance capital expenditures, reimbursement by Tesoro for certain maintenance capital expenditures and payment of financing costs.

These non-GAAP financial metrics should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Our definitions of these non-GAAP financial metrics may not be comparable to similarly titled measures of other companies, because they may be defined differently by other companies in our industry, thereby diminishing their utility.

Factors Affecting the Comparability of Our Financial Results

The Partnership's future results of operations may not be comparable to the Predecessors' historical results of operations for the reasons described below:

Revenues.  There are differences in the way our Predecessors recorded revenues and the way the Partnership records revenues after completion of the Offering. Our assets have historically been a part of the integrated operations of Tesoro, and our Predecessors generally recognized only the costs and did not record revenue associated with the trucking, terminalling, storage and short-haul pipeline transportation services provided to Tesoro on an intercompany basis, including the Martinez Terminal. Accordingly, the revenues in our Predecessors' historical combined financial statements relate only to amounts received from third parties for these services and amounts received from Tesoro with respect to transportation regulated by the FERC and the North Dakota Public Service Commission ("NDPSC") on our High Plains system.

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

General and Administrative Expenses.  Our Predecessors' general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services, such as treasury, accounting and legal services. These expenses were charged, or allocated, to our Predecessors based on the nature of the expenses.

Tesoro continues to charge the Partnership a combination of direct charges for the management and operation of our logistics assets and a fixed annual fee for general corporate services, such as treasury, accounting and legal services. We also incur additional incremental general and administrative expenses as a result of being a separate publicly-traded partnership.

Financing.  There are differences in the way the Partnership finances operations as compared to the way our Predecessors financed their operations. Historically, our Predecessors' operations were financed as part of Tesoro's integrated operations and our Predecessors did not record any separate costs associated with financing its operations. Additionally, our Predecessors largely relied on internally generated cash flows and capital contributions from Tesoro to satisfy its capital expenditure requirements. The Partnership expects ongoing sources of liquidity to include cash generated from operations, reimbursement by Tesoro for certain maintenance capital expenditures, borrowings under the Revolving Credit Facility and issuances of debt and additional equity securities.

RESULTS OF OPERATIONS

A discussion and analysis of the factors contributing to our results of operations presented below includes the combined financial results of our Predecessors and the consolidated financial results of TLLP. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Combined Overview

The following table and discussion is a summary of our results of operations for the three and six months ended June 30, 2012 and 2011, including a reconciliation of EBITDA to net income (loss) and net cash from (used in) operating activities and distributable cash flow to net income (loss) (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES (a)	$33,180	$19,766	$60,265	$26,036
COSTS AND EXPENSES
Operating and maintenance expenses (b)	12,896	9,815	24,141	19,842
Depreciation and amortization expenses	2,526	2,530	5,053	5,057
General and administrative expenses	3,634	2,151	7,061	3,612
Loss on asset disposals	—	1	236	26
Total Costs and Expenses	19,056	14,497	36,491	28,537
OPERATING INCOME (LOSS)	14,124	5,269	23,774	(2,501)
Interest and financing costs, net	(1,039)	(461)	(1,550)	(461)
NET INCOME (LOSS)	13,085	4,808	22,224	(2,962)
Less: Loss attributable to Predecessors	—	(3,087)	(2,417)	(10,857)
Net income attributable to partners	13,085	7,895	24,641	7,895
Less: General partner's interest in net income, including incentive distribution rights	364	157	594	157
Limited partners' interest in net income	$12,721	$7,738	$24,047	$7,738

Net income per limited partner unit:
Common - basic and diluted	$0.41	$0.25	$0.79	$0.25
Subordinated - basic and diluted	$0.41	$0.25	$0.78	$0.25

Weighted average limited partner units outstanding:
Common units - basic	15,464,686	15,254,890	15,359,788	15,254,890
Common units - diluted	15,489,008	15,298,205	15,393,016	15,298,205
Subordinated units - basic and diluted	15,254,890	15,254,890	15,254,890	15,254,890

EBITDA (c)	$16,650	$7,799	$28,827	$2,556
Distributable Cash Flow (c)	$15,956	$7,324	$26,844	$1,828

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation of EBITDA to Net Income (Loss):
Net income (loss)	$13,085	$4,808	$22,224	$(2,962)
Add: Depreciation and amortization expenses	2,526	2,530	5,053	5,057
Add: Interest and financing costs, net	1,039	461	1,550	461
EBITDA (c)	$16,650	$7,799	$28,827	$2,556

Reconciliation of EBITDA to Net Cash from Operating Activities:
Net cash from operating activities	$16,068	$6,775	$29,395	$291
Less: Changes in assets and liabilities	(102)	(798)	786	(2,064)
Less: Amortization of debt issuance costs	225	111	384	111
Less: Unit-based compensation expense	334	123	712	123
Less: Loss on asset disposals	—	1	236	26
Add: Interest and financing costs, net	1,039	461	1,550	461
EBITDA (c)	$16,650	$7,799	$28,827	$2,556

Reconciliation of Distributable Cash Flow to Net Income (Loss):
Net income (loss)	$13,085	$4,808	$22,224	$(2,962)
Add: Depreciation and amortization expenses	2,526	2,530	5,053	5,057
Add: Interest and financing costs, net	1,039	461	1,550	461
Add: Change in deferred revenue related to shortfall payments	267	—	267	—
Add: Reimbursement for maintenance capital expenditures (d)	532	—	532	—
Add: Non-cash unit-based compensation expense	334	—	712	—
Less: Cash interest paid, net	582	11	949	11
Less: Maintenance capital expenditures (d)	1,184	464	1,952	717
Less: Payment of financing costs	61	—	593	—
Distributable Cash Flow (c)	$15,956	$7,324	$26,844	$1,828
____________

(a)	Our Predecessors did not record revenues for intercompany trucking, terminalling, storage and short-haul pipeline transportation services.

(b)
Operating and maintenance expenses include imbalance settlement gains of $2.5 million and $1.3 million in the three months ended June 30, 2012 and 2011, respectively, and $5.0 million and $2.4 million in the six months ended June 30, 2012 and 2011, respectively.

(c)	For a definition of EBITDA and distributable cash flow, see "Non-GAAP Financial Measures."

(d)	Maintenance capital expenditures include expenditures required to maintain equipment, reliability, tankage and pipeline integrity and safety, and to address environmental regulations.

Summary

Our net income for the three months ended June 30, 2012 ("2012 Quarter") increased $8.3 million to $13.1 million from $4.8 million for the three months ended June 30, 2011 ("2011 Quarter"). The increase in net income was primarily due to an increase in revenues of $13.4 million to $33.2 million principally attributable to an increase in throughputs in pipeline, trucking, terminalling and transportation and higher revenue from the new commercial agreement with Tesoro for the Martinez Terminal. The increase in revenue was partially offset by:

•
an increase in operating and maintenance expenses of $3.1 million, or 31%, mainly related to higher contract hauler expenses and repairs and maintenance expenses partially offset by an increase in imbalance settlement gains attributable to the commercial terminalling services agreement with Tesoro that went into effect at the time of the Offering; and

•
an increase in general and administrative expenses of $1.5 million, or 69%, as a result of increased cost allocations of certain direct employee costs related to additional operational administrative resources utilized for management and growth of our assets. In addition, costs of $0.8 million associated with the Contribution of the Martinez Terminal are included in general and administrative expenses.

Our net income for the six months ended June 30, 2012 ("2012 Period") increased $25.2 million to $22.2 million from a net loss of $3.0 million for the six months ended June 30, 2011 ("2011 Period"). The increase in net income was primarily due to an increase in revenues of $34.2 million to $60.3 million mainly attributable to the effect of the new commercial agreements with Tesoro and an increase in throughputs in pipeline, trucking and transportation. The increase in revenue was partially offset by:

•
an increase in operating and maintenance expenses of $4.3 million, or 22%, mainly related to higher contract hauler expenses and repairs and maintenance expenses partially offset by an increase in imbalance settlement gains attributable to the commercial terminalling services agreement with Tesoro that went into effect at the time of the Offering; and

•
an increase in general and administrative expenses of $3.4 million, or 95%, as a result of increased cost allocations of certain direct employee costs related to additional operational administrative resources utilized for management and growth of our assets, expenses associated with TLLP unit-based compensation and the effect of omnibus agreement expenses. In addition, costs of $0.9 million associated with the Contribution of the Martinez Terminal are included in general and administrative expenses.

Crude Oil Gathering Segment

The following table and discussion is an explanation of our results of operations of the Crude Oil Gathering segment for the three and six months ended June 30, 2012 and 2011 (in thousands, except barrel and per barrel amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Pipeline revenues	$7,217	$6,282	$14,629	$11,869
Trucking revenues (a)	8,856	4,389	15,546	4,389
Total Revenues	16,073	10,671	30,175	16,258
COSTS AND EXPENSES
Operating and maintenance expenses (b)	8,838	5,161	15,682	9,876
Depreciation and amortization expenses	783	785	1,566	1,570
General and administrative expenses	607	281	1,318	435
Gain on asset disposals	—	(10)	—	(10)
Total Costs and Expenses	10,228	6,217	18,566	11,871
CRUDE OIL GATHERING SEGMENT OPERATING INCOME	$5,845	$4,454	$11,609	$4,387
VOLUMES (bpd)
Pipeline throughput (c)	59,960	56,635	59,852	55,972
Average pipeline revenue per barrel (d)	$1.32	$1.22	$1.34	$1.17
Trucking volume	35,336	23,665	30,350	22,652
Average trucking revenue per barrel (a) (d)	$2.75	$2.04	$2.81	$1.07
_____________

(a)
Our Predecessors did not record revenues for intercompany trucking, terminalling, storage and short-haul pipeline transportation services. Volumes for all periods presented include both affiliate and third-party throughput.

(b)
Operating and maintenance expenses include imbalance settlement gains of $1.2 million and $1.3 million in the three months ended June 30, 2012 and 2011, respectively, and $2.5 million and $2.4 million in the six months ended June 30, 2012 and 2011, respectively.

(c)	Also includes barrels that were gathered and then delivered into our High Plains Pipeline by truck.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Volumes. Average pipeline throughputs increased 3,325 bpd, or 6%, primarily as a result of increased capacity on our pipeline system from the addition of new connections with non-affiliate carriers in the 2012 Quarter. Trucking throughput volumes increased 11,671 bpd, or 49%, as a result higher demand in support of Tesoro's strategy to move Bakken crude oil to alternate locations.

Financial Results. Revenues increased $5.4 million, or 51%, to $16.1 million for the 2012 Quarter compared to $10.7 million in the 2011 Quarter primarily as a result of higher throughput volumes as discussed above. Additionally, a portion of the increase was also attributable to the trucking transportation services agreement with Tesoro that went into effect at the closing of the Offering and was subsequently amended to convert fees to mileage based rates. Historically, the TLLP Predecessor generally recognized only the costs and did not record revenue associated with trucking services provided to Tesoro on an intercompany basis. Accordingly, revenues through the date of the Offering, April 26, 2011, relate only to amounts received from third parties and Tesoro with respect to transportation regulated by the FERC and the NDPSC on our High Plains system. In addition, pipeline revenues increased in the 2012 Quarter primarily due to an increase in pipeline volumes and higher committed rates that went into effect at the time of the Offering related to the 10-year pipeline transportation services agreement.

Operating and maintenance expenses increased $3.6 million, or 71%, to $8.8 million in the 2012 Quarter compared to $5.2 million in the 2011 Quarter predominantly attributable to an increase in contract hauler expenses due to higher rates and fuel surcharges related to trucking services, higher expenses associated with an increase in operational employees and an increase in repairs and maintenance expenses related to pipeline projects.

Depreciation and amortization expenses were unchanged at $0.8 million for the 2012 Quarter compared to the 2011 Quarter as minor amounts of assets were placed in service or retired during or between the periods.

General and administrative expenses increased $0.3 million to $0.6 million in the 2012 Quarter compared to the 2011 Quarter due to increased expenses for certain allocated employee related costs. The TLLP Predecessor general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services. Although Tesoro continues to charge the Partnership a similar combination of direct charges, the amounts allocated increased as a result of additional operational administrative resources utilized for management and growth of our assets.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Volumes. Average pipeline throughputs increased 3,880 bpd, or 7%, primarily as a result of increased capacity on our pipeline system from the addition of new connections with non-affiliate carriers and demand driven by higher throughput volumes in the 2012 Period at Tesoro's North Dakota refinery. Trucking throughput volumes increased 7,698 bpd, or 34%, as a result of higher demand in support of Tesoro's strategy to move Bakken crude oil to alternate locations.

Financial Results. Revenues increased $13.9 million, or 86%, to $30.2 million for the 2012 Period compared to $16.3 million in the 2011 Period primarily as a result of the trucking transportation services agreement with Tesoro that went into effect at the closing of the Offering and was subsequently amended to convert fees to mileage based rates. Historically, the TLLP Predecessor generally recognized only the costs and did not record revenue associated with trucking services provided to Tesoro on an intercompany basis. Accordingly, revenues through the date of the Offering, April 26, 2011, relate only to amounts received from third parties and Tesoro with respect to transportation regulated by the FERC and the NDPSC on our High Plains system. In addition, pipeline revenues increased in the 2012 Period primarily due to an increase in pipeline volumes and higher committed rates that went into effect at the time of the Offering related to the 10-year pipeline transportation services agreement.

Operating and maintenance expenses increased $5.8 million, or 59%, to $15.7 million in the 2012 Period compared to $9.9 million in the 2011 Period predominantly attributable to an increase in contract hauler expenses due to higher rates and fuel surcharges related to trucking services, higher expenses associated with an increase in operational employees, and an increase in repairs and maintenance expenses related to pipeline projects.

Depreciation and amortization expenses were unchanged at $1.6 million for the 2012 Period compared to the 2011 Period as minor amounts of assets were placed in service or retired during or between the periods.

General and administrative expenses increased $0.9 million to $1.3 million in the 2012 Period compared to the 2011 Period due to increased expenses for certain allocated employee related costs. The TLLP Predecessor general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services. Although Tesoro continues to charge the Partnership a similar combination of direct charges, the amounts allocated increased as a result of additional operational administrative resources utilized for management and growth of our assets.

Terminalling, Transportation and Storage Segment

The following table and discussion is an explanation of our results of operations of the Terminalling, Transportation and Storage segment, including the historical results of the Martinez Terminal, for the three and six months ended June 30, 2012 and 2011 (in thousands, except barrel and per barrel amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES (a)
Terminalling revenues	$14,088	$6,966	$24,214	$7,649
Short-haul pipeline transportation revenues	1,680	1,178	3,198	1,178
Storage revenues	1,339	951	2,678	951
Total Revenues	17,107	9,095	30,090	9,778
COSTS AND EXPENSES
Operating and maintenance expenses (b)	4,058	4,654	8,459	9,966
Depreciation and amortization expenses	1,743	1,745	3,487	3,487
General and administrative expenses	562	531	1,119	689
Loss on asset disposals	—	11	236	36
Total Costs and Expenses	6,363	6,941	13,301	14,178
TERMINALLING, TRANSPORTATION AND STORAGE SEGMENT OPERATING INCOME (LOSS)	$10,744	$2,154	$16,789	$(4,400)
VOLUMES (bpd)
Terminalling throughput	212,807	183,134	185,374	185,160
Average terminalling revenue per barrel (a) (c)	$0.73	$0.42	$0.72	$0.23
Short-haul pipeline transportation throughput	72,636	66,174	69,153	64,185
Average short-haul pipeline transportation revenue per barrel (a) (c)	$0.25	$0.20	$0.25	$0.10
Storage capacity reserved (shell capacity barrels)	878,000	878,000	878,000	878,000
Storage revenue per barrel on shell capacity (per month) (a) (c)	$0.51	$0.50	$0.51	$0.50

____________

(a)
Our Predecessors did not record revenues for intercompany trucking, terminalling, storage and short-haul pipeline transportation services. Volumes for all periods presented include both affiliate and third-party throughput.

(b)
Operating and maintenance expenses include imbalance settlement gains of $1.3 million and $2.5 million in the three and six months ended June 30, 2012, respectively. Our Predecessors did not record imbalance settlement gains for terminalling services.

(c)
Management uses average revenue per barrel and storage revenue per barrel on shell capacity to evaluate performance and compare profitability to other companies in the industry. There are a variety of ways to calculate average revenue per barrel; different companies may calculate it in different ways. We calculate average revenue per barrel as revenue divided by the number of days in the period divided by throughput (bpd). We calculate storage revenue per barrel on shell capacity as revenue divided by number of months in the period divided by shell capacity barrels. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as an alternative to segment operating income, revenues and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Volumes. Terminalling throughput volumes increased 29,673 bpd, or 16%, in the 2012 Quarter compared to the 2011 Quarter as a result of a turnaround at Tesoro's Martinez refinery during the 2011 Quarter, higher demand at the Anchorage, Boise and Mandan terminals and increased utilization at the Los Angeles terminal due to the movement of Tesoro's volumes from third-party assets to our assets as a result of revised ethanol throughput limits. Short-haul pipeline transportation throughputs increased 6,462 bpd, or 10%, in the 2012 Quarter compared to the 2011 Quarter as a result of higher throughput volumes in the 2012 Quarter at Tesoro's Utah refinery.

Financial Results. Revenues increased $8.0 million, or 88%, to $17.1 million in the 2012 Quarter compared to $9.1 million in the 2011 Quarter primarily attributable to the new 10-year use and throughput agreement with Tesoro that went into effect in connection with the Contribution of the Martinez Terminal. Third-party throughput activity was the sole source of revenue for this segment during the 2011 Quarter for the Martinez Terminal Contribution and prior to April 26, 2011, for assets contributed in the Offering as our Predecessors did not record revenue for intercompany terminalling, storage and short-haul pipeline transportation services. Accordingly, our Predecessors' revenues relate only to amounts received from third parties for these services.

Operating and maintenance expenses decreased $0.6 million, or 13%, to $4.1 million in the 2012 Quarter from $4.7 million in the 2011 Quarter primarily as a result of the imbalance settlement gains of $1.3 million attributable to the commercial terminalling services agreement with Tesoro that went into effect at the time of the Offering. The imbalance settlement gains were partially offset by the cost of purchased additives that had not previously been allocated to the Predecessors but are an operating expense for the Partnership subsequent to the Offering. The injection of these additives is considered an ancillary service provided by our terminals as outlined in our commercial agreements. In addition, expenses for materials and supplies increased due to additional costs for various planned projects.

Depreciation and amortization expenses remained flat at $1.7 million in the 2012 Quarter compared to the 2011 Quarter as the expense associated with assets placed in service offset the expense associated with assets retired during or between the periods.

General and administrative expenses increased $0.1 million, or 6%, to $0.6 million in the 2012 Quarter compared to $0.5 million in the 2011 Quarter due to increased expenses for certain allocated employee related costs. Our Predecessors' general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services. Although Tesoro continues to charge the Partnership a similar combination of direct charges, the amounts allocated increased as a result of additional operational administrative resources utilized for management and growth of our assets.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Volumes. Terminalling throughput volumes increased 214 bpd in the 2012 Period compared to the 2011 Period as a result of higher demand at the Salt Lake City and Mandan terminals and increased utilization at the Los Angeles terminal due to the movement of Tesoro's volumes from third-party assets to our assets. The increase in volumes was partially offset by lower volumes at the Martinez Terminal due to a scheduled turnaround at Tesoro's Martinez refinery in the 2012 Period. Short-haul pipeline transportation throughputs increased 4,968 bpd, or 8%, in the 2012 Period compared to the 2011 Period as a result of higher throughput volumes in the 2012 Period at Tesoro's Utah refinery.

Financial Results. Revenues increased $20.3 million to $30.1 million in the 2012 Period compared to $9.8 million in the 2011 Period primarily attributable to the new 10-year master terminalling services, 10-year SLC pipeline transportation services and 10-year SLC storage and transportation services agreements with Tesoro that went into effect at the time of the Offering and the 10-year use and throughput agreement with Tesoro that went into effect in connection with the Contribution of the Martinez Terminal. Third-party throughput activity was the sole source of revenue for this segment during the 2011 Period for the Martinez Terminal Contribution and prior to April 26, 2011, for assets contributed in the Offering as our Predecessors did not record revenue for intercompany terminalling, storage and short-haul pipeline transportation services. Accordingly, our Predecessors' revenues relate only to amounts received from third parties for these services.

Operating and maintenance expenses decreased $1.5 million, or 15%, to $8.5 million in the 2012 Period from $10.0 million in the 2011 Period primarily as a result of imbalance settlement gains of $2.5 million attributable to the commercial terminalling services agreement with Tesoro that went into effect at the time of the Offering. The imbalance settlement gains were partially offset by the cost of purchased additives that had not previously been allocated to the Predecessors but are an operating expense for the Partnership subsequent to the Offering. The injection of these additives is considered an ancillary service provided by our terminals as outlined in our commercial agreements. The loss on asset disposals increased to $0.2 million in the 2012 Period due to losses recognized related to the retirement of certain assets at our Martinez Terminal.

Depreciation and amortization expenses remained flat at $3.5 million in the 2012 Period compared to the 2011 Period as the expense associated with assets placed in service offset the expense associated with assets retired during or between the periods.

General and administrative expenses increased $0.4 million, or 62%, to $1.1 million in the 2012 Period compared to $0.7 million in the 2011 Period due to increased expenses for certain allocated employee related costs. Our Predecessors' general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services. Although Tesoro continues to charge the Partnership a similar combination of direct charges, the amounts allocated increased as a result of additional operational administrative resources utilized for management and growth of our assets.

CAPITAL RESOURCES AND LIQUIDITY

Our primary cash requirements are for funding capital expenditure projects, meeting operational needs and paying distributions to our partners. The Partnership expects our ongoing sources of liquidity to include cash generated from operations, reimbursement by Tesoro for certain maintenance capital expenditures, borrowings under the Revolving Credit Facility, and issuances of debt and additional equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements, acquisition-related requirements and minimum quarterly cash distributions.

Under our shelf registration statement filed with the SEC on May 22, 2012, we have the ability to raise up to $500.0 million by offering common units through one or more prospectus supplements that would describe, among other things, the specific amounts and prices of the common units offered and the terms of the offering. Unless otherwise indicated in the applicable prospectus supplement, any proceeds from the sale of such common units will be used for general business purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2011	$0.3625	$1.45	$11,286	February 13, 2012	February 3, 2012
March 31, 2012	0.3775	1.51	11,832	May 14, 2012	May 4, 2012
June 30, 2012 (a)	0.4100	1.64	12,960	August 14, 2012	August 3, 2012
______
(a) This distribution was declared on July 19, 2012 and will be paid on the date of distribution. Total cash distribution includes the general partner's IDRs.

We intend to pay a quarterly distribution of at least $0.3375 per unit per quarter, which equates to $10.6 million per quarter, or $42.4 million per year, based on the number of common, subordinated and general partner units outstanding. We do not have a legal obligation to pay this distribution.

Historically, the Predecessors' sources of liquidity included cash generated from operations and funding from Tesoro. Cash receipts were deposited in Tesoro's bank accounts and all cash disbursements were made from those accounts. As such, historically, our Predecessors' financial statements have reflected no cash balances. The Partnership has bank accounts separate from Tesoro, but Tesoro provides treasury services on our general partner's behalf pursuant to the Amended Omnibus Agreement. Tesoro retained the working capital related to the Predecessors, as those asset and liability balances represented the Predecessors' transactions.

Revolving Credit Facility

Effective March 30, 2012, we amended the Revolving Credit Facility. Concurrent with the execution of the amendment, and pursuant to the terms of the original agreement, we exercised our option to increase the total loan availability from $150.0 million to an aggregate of $300.0 million. The amendment allows us to request that the availability be increased up to an aggregate of $450.0 million, subject to receiving increased commitments from the lenders, compared to the original agreement, which allowed an aggregate capacity of $300.0 million. The Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings are available under the Revolving Credit Facility up to the total available revolving capacity of the facility. As of June 30, 2012, we had $118.0 million of borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused credit availability of $181.7 million, or 61%, of the borrowing capacity. The Revolving Credit Facility is scheduled to mature on April 25, 2014.

The Revolving Credit Facility, at June 30, 2012, was subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
TLLP Revolving Credit Facility (a)	0.25%	2.50%	3.25%	1.50%	0.50%
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

Additionally, covenants require TLLP to maintain certain interest coverage and leverage ratios. We submit compliance certifications to the bank quarterly, and we were in compliance with our debt covenants as of June 30, 2012.

Cash Flow Summary

Components of our cash flows are set forth below (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash Flows From (Used In):
Operating Activities	$29,395	$291
Investing Activities	(7,464)	(1,856)
Financing Activities	(18,849)	11,531
Increase in Cash and Cash Equivalents	$3,082	$9,966

Operating Activities. Net cash from operating activities increased $29.1 million to $29.4 million in the 2012 Period compared to $0.3 million for the 2011 Period. The increase in net cash from operating activities was related to higher revenues as a result of our commercial agreements executed concurrent with and subsequent to the Offering and the Contribution. Average pipeline throughputs in our Crude Oil Gathering segment increased 3,880 bpd, or 7%, as a result of higher throughput volumes in the 2012 Period from the addition of new connections with non-affiliate carriers and demand driven by higher throughput volumes at Tesoro's North Dakota refinery. Trucking throughputs increased 7,698 bpd, or 34%, in the 2012 Period due to higher demand in support of Tesoro's strategy to move Bakken crude oil to alternate destinations. In addition, short-haul pipeline transportation throughputs in our Terminalling, Transportation and Storage segment increased 4,968 bpd, or 8%, as a result of higher throughput volumes in the 2012 Period at Tesoro's Utah refinery.

Investing Activities. Net cash used in investing activities for the 2012 Period increased $5.6 million to $7.5 million compared to $1.9 million in the 2011 Period related to higher capital expenditures in the 2012 Period including various expansion capital projects discussed below under "Capital Expenditures." The affiliate reimbursement of $4.2 million included in cash from investing activities for the 2012 Period is the reimbursement for the gathering hub and pipeline project for the new Connolly station on our High Plains Pipeline.

Financing Activities. Net cash used in financing activities for the 2012 Period was $18.8 million compared to cash provided by financing activities of $11.5 million for the 2011 Period. We paid quarterly cash distributions totaling $23.1 million in the 2012 Period, and we paid $67.5 million in exchange for the assets included in the Contribution. The cash used in financing activities was partially offset by the borrowing under our Revolving Credit Facility of $68.0 million to finance the Contribution. In addition, we paid $0.6 million in financing costs during the 2012 Period related to the expansion of our Revolving Credit Facility, which will be amortized over its remaining life.

Historically, the Predecessors' sources of liquidity included cash generated from operations and funding from Tesoro. Cash receipts were deposited in Tesoro's bank accounts and all cash disbursements were made from those accounts. The Sponsor contribution of $3.3 million and $8.2 million included in cash from financing activities for the 2012 Period and 2011 Period, respectively, was the funding of the net loss of the Predecessors.

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

Capital spending during the 2012 Quarter and 2011 Quarter was $8.7 million and $1.4 million, respectively. Capital spending during the 2012 Period and 2011 Period was $13.3 million and $2.1 million, respectively. Capital spending for the 2012 and 2011 Periods includes spending related to our Predecessors. For the remainder of 2012, we estimate that total capital expenditures will be approximately $46.0 million for both maintenance and expansion capital projects, which includes projects to expand our crude oil gathering capabilities and terminalling capacity. We anticipate that these capital expenditures will be funded primarily with cash generated from operations, reimbursement by Tesoro for certain capital expenditures and borrowings under our Revolving Credit Facility.

The following table is a summary of our capital expenditures for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Maintenance	$1,184	$464	$1,952	$717
Expansion	7,519	929	11,307	1,348
Total Capital Expenditures	$8,703	$1,393	$13,259	$2,065

Our 2012 Quarter, Period and full-year expected capital spending amounts are comprised of the following project categories:

Project Category	Percent of 2012 Quarter Capital Spending	Percent of 2012 Period Capital Spending	Percent of 2012 Expected Capital Spending
Maintenance	14%	15%	21%
Expansion	86%	85%	79%

Maintenance capital expenditures. Maintenance capital spending in the 2012 Period increased $1.3 million to $2.0 million compared to $0.7 million in the 2011 Period primarily related to various projects at the Martinez and Anchorage terminals. We estimate that our maintenance capital expenditures for the remainder of 2012 will be approximately $9.5 million for anticipated capital projects related to maintenance at certain of our terminalling and crude oil gathering assets. Approximately $5.5 million of anticipated maintenance capital expenditures is expected to be reimbursed by Tesoro.

Expansion capital expenditures. Expansion capital spending in the 2012 Period increased $10.0 million to $11.3 million compared to $1.3 million in the 2011 Period primarily related to 2012 expenditures for the addition of storage capacity in North Dakota, pipeline gathering projects, the gathering hub and pipeline project for the new Connolly station on our High Plains Pipeline and the establishment of a direct connection to Rangeland Energy, LLC's crude oil loading terminal and pipeline facility in North Dakota from our High Plains system. Amounts expended for the Connolly project are reimbursed to us by Tesoro. We estimate that our expansion capital expenditures for the remainder of 2012 will be approximately $36.5 million.

The following discussion describes our expansion capital spending plan, which is subject to further review and analysis and includes estimates for capitalized interest and labor costs:

Crude Oil Gathering Segment

Our overall strategy in the Bakken region is focused on growth projects that increase the utilization of our existing capacity, expand our pipeline gathering system, increase our pipeline capacity, add additional origins to and destinations from our pipeline system and lower our overall costs. Total expansion capital spending for the Crude Oil Gathering segment in the 2012 Period was $8.9 million, and we expect to spend approximately $19.5 million in the remainder of 2012.

Our growth plan for the remainder of 2012, is to invest approximately $18.5 million in projects that are expected to expand our pipeline gathering system and increase volumes delivered by the High Plains system by 50,000 bpd. This incorporates increasing deliveries to Tesoro's North Dakota refinery and deliveries to third-party destinations. We spent $5.2 million on these projects in the 2012 Period, and we expect to complete these projects throughout 2012 and the first half of 2013.

Also, we plan to invest a total of approximately $4.0 million on additional truck unloading, tankage and pumping capacity on the High Plains system to support the expansion of Tesoro's North Dakota refinery, of which $2.0 million was spent in 2011. We spent $1.6 million on these projects in the 2012 Period, and we expect to spend an additional estimated $0.5 million in the remainder of 2012 to complete these projects.

In support of our efforts to grow our pipeline gathering network on the High Plains system we are building a new gathering hub and an initial gathering pipeline at the Connolly station. The project, which is substantially complete, is expected to cost approximately $4.5 million in total, of which $3.0 million was spent in 2011. We spent $1.2 million in the 2012 Period and expect to spend approximately $0.5 million to fully complete the project in the second half of 2012. Amounts expended for the Connolly project are reimbursed to us by Tesoro.

Previously, Tesoro announced a long-term agreement with Rangeland Energy, LLC for access to their crude oil loading terminal and pipeline facility in North Dakota including a direct connection from the Partnership's High Plains system. The facility was placed in service during the second quarter of 2012. We spent $0.9 million in the 2012 Period, and we expect to spend minimal amounts in the remainder of 2012 to complete the project.

Terminalling, Transportation and Storage Segment

We expect to grow terminalling volumes by approximately 25,000 bpd by year-end 2013 through capital investment designed to increase our throughput capacity. A project for waxy crude offloading, originally planned for 2013, with throughput of 20,000 bpd has been rescheduled for 2014 to coincide with maintenance downtime at Tesoro's SLC refinery. In the 2012 Period total expansion capital spend for the Terminalling, Transportation and Storage segment was $2.4 million, and we expect to spend approximately $17.0 million in expansion capital throughout the remainder of 2012.

Our growth plan is to invest approximately $8.5 million of capital on new projects to expand the throughput capacity at several of our terminals including the Los Angeles, Vancouver and Mandan terminals, which are expected to be complete in late 2012 and early 2013. We spent $1.0 million on these projects in the 2012 Period.

As part of the growth plan, we plan to invest a total of approximately $10.0 million on the Stockton terminal expansion, which will add storage capacity that will allow for an increase in volume delivered through the terminal. We spent $1.1 million in the 2012 Period, and we expect to spend approximately $8.5 million in the remainder of 2012 on this project, which is expected to be complete by the end of 2012.

Additionally, we expect to spend approximately $2.5 million in future periods to upgrade the Los Angeles terminal to allow the offloading of transmix for transportation to Tesoro's Wilmington Refinery.

We completed the addition of ethanol blending capabilities at our Burley terminal, and we spent $0.5 million on the project in the 2012 Period.

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

Tesoro has been party to various litigation and contingent loss matters, including environmental matters, arising in the ordinary course of business. The outcome of these matters cannot always be accurately predicted, but our Predecessors have recognized historical liabilities for these matters based on estimates and applicable accounting guidelines and principles.  These liabilities were based on engineering estimates, expected timing, extent of remedial actions required by governing agencies and experience gained from similar sites for which environmental assessments or remediation have been completed. It is possible that the estimates will change and that remediation costs could be adjusted as more information becomes available.

The accrued liabilities of record at the time of the Offering and those related to the Martinez Terminal at the time of the Contribution are included in our Predecessors' combined financial statements. Liabilities were recorded when site restoration and environmental remediation and cleanup obligations were considered probable and could be reasonably estimated. Environmental liabilities of $3.4 million were accrued as of December 31, 2011, for groundwater and soil remediation projects at our Martinez Terminal. The liabilities associated with the Martinez Terminal were retained by Tesoro at the closing of the Contribution.

Under the Amended Omnibus Agreement, Tesoro, through certain of its subsidiaries, indemnifies us for certain environmental liabilities and title and tax matters associated with the ownership or operation of our assets and arising at or before the closing of the Offering on April 26, 2011 or from the Contribution of the Martinez Terminal. Indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of April 26, 2016 and the date that Tesoro no longer controls our general partner (provided that, in any event, such date shall not be earlier than April 26, 2013). Under the Amended Omnibus Agreement, the aggregate annual deductible for each type (unknown environmental liabilities or title matters) of liability was increased from $0.25 million to $0.4 million before we are entitled to indemnification in any calendar year.

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

Although we believe the assumptions upon which these forward-looking statements are made are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

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

•
changes in the expected timing, structure and benefits of our transactions relating to Tesoro's Long Beach Marine terminal, Los Angeles short-haul pipelines and Anacortes unit train unloading facility;

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
Many of these factors, as well as other factors, are described in our filings with the SEC. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not own the refined products or crude oil that are shipped through our pipelines, distributed through our terminals, or held in our storage facilities, and because all of our commercial agreements with Tesoro, other than our High Plains Pipeline transportation services agreement and our master terminalling services agreement, require Tesoro to bear the risk of any volume loss relating to the services we provide, we have minimal direct exposure to risks associated with fluctuating commodity prices. In addition, our commercial agreements with Tesoro are indexed for inflation and contain fuel surcharge provisions that are designed to substantially mitigate our exposure to increases in diesel fuel prices and the cost of other supplies used in our business. We do not intend to hedge our exposure to commodity risk related to imbalance gains and losses or to diesel fuel or other supply costs.

Debt that the Partnership incurs under our revolving credit facility bears interest at a variable rate and exposes us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. As of June 30, 2012, we had $118.0 million in borrowings under our revolving credit facility. With all other variables held constant, a 1% change in the interest rate associated with this borrowing would result in a $1.2 million annual change in interest expense.  Any change in interest rates would affect cash flows, but not the fair value of the debt we incur under our revolving credit facility. We do not currently have in place any hedges or forward contracts to reduce our exposure to interest rate risks.

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

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring companies to file reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K did not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Currently, various legislative and regulatory measures to address greenhouse gas emissions are in various phases of discussion or implementation. These include requirements, effective January 2010, that require Tesoro's refineries to report emissions of greenhouse gases to the Environmental Protection Agency ("EPA"), and proposed federal, state, and regional initiatives that require, or could require, us and Tesoro to reduce greenhouse gas emissions from our facilities. Requiring reductions in greenhouse gas emissions could cause us to incur substantial costs to (1) operate and maintain our facilities, (2) install new emission controls at our facilities and (3) administer and manage any greenhouse gas emissions programs, including the acquisition or maintenance of emission credits or allowances. These requirements may also adversely affect Tesoro's refinery operations and have an indirect adverse effect on our business, financial condition and results of our operations.
In California, Assembly Bill 32 ("AB 32"), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard ("LCFS") to achieve emission reduction targets. Although a court ruled the LCFS unconstitutional in January 2012, the California Air Resources Board ("CARB") appealed the decision, and on April 23, 2012, the U.S. 9th Circuit Court of Appeals stayed the lower court's preliminary injunction of CARB's enforcement of the standard pending the appeal. The LCFS became effective in January 2010 and requires a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. Final regulations are being developed by the California Air Resources Board, will take effect in 2012, and will be fully implemented by 2020. We cannot predict the ultimate outcome of the court's ruling on the LCFS and the implementation and implications of AB 32 will take many years to realize so we cannot currently predict AB 32's impact on our financial position, results of operations and liquidity.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 2, 2012, Tesoro Logistics LP (the "Partnership") issued general partner and common units totaling $7.5 million in fair value to Tesoro Logistics GP, LLC, our general partner, as part of the consideration for the contribution of the Martinez Crude Oil Marine Terminal. The equity is comprised of 206,362 common units, representing an approximate 1% limited partner interest in the Partnership, and 4,212 general partner units. The transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. Further details related to the general partner and common unit issuance can be found in the Partnership's Current Report on Form 8-K filed on April 3, 2012.

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

*#10.6	Tesoro Logistics LP Non-Employee Director Compensation Program.

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________

*	Filed herewith

**	Submitted electronically herewith

#	Compensatory plan or arrangement

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

TESORO LOGISTICS LP

		By:	Tesoro Logistics GP, LLC
Its general partner

Date:	August 7, 2012	By:	/s/ GREGORY J. GOFF
Gregory J. Goff
Chairman of the Board of Directors and Chief Executive Officer

Date:	August 7, 2012	By:	/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Director, Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

*#10.6	Tesoro Logistics LP Non-Employee Director Compensation Program.

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________

*	Filed herewith

**	Submitted electronically herewith

#	Compensatory plan or arrangement

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