Form 10-Q
period 2012-09-30
TESORO LOGISTICS LP
filed 2012-11-06
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

The registrant had 20,185,416 common units, 15,254,890 subordinated units and 636,307 general partner units outstanding at November 2, 2012.

TESORO LOGISTICS LP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011 (a)
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$55,274	$18,326
Receivables
Trade	297	3,369
Affiliate	13,676	12,117
Prepayments and other current assets	1,187	778
Total Current Assets	70,434	34,590
NET PROPERTY, PLANT AND EQUIPMENT	211,389	196,147
DEFERRED FINANCE COSTS	9,027	1,432
OTHER NONCURRENT ASSETS	440	1,640
Total Assets	$291,290	$233,809

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable
Trade	$9,278	$6,743
Affiliate	5,532	2,861
Deferred revenue - affiliate	2,034	1,775
Accrued liabilities	2,881	3,093
Total Current Liabilities	19,725	14,472
OTHER NONCURRENT LIABILITIES	46	2,665
DEBT	350,000	50,000
COMMITMENTS AND CONTINGENCIES (Note K)
EQUITY (DEFICIT)
Equity of Predecessors	—	57,702
Common unitholders; 15,930,416 units issued and outstanding (15,254,890 in 2011)	63,888	250,430
Subordinated unitholders; 15,254,890 units issued and outstanding (15,254,890 in 2011)	(140,707)	(143,048)
General partner; 636,307 units issued and outstanding (622,649 in 2011)	(1,662)	1,588
Total Equity (Deficit)	(78,481)	166,672
Total Liabilities and Equity (Deficit)	$291,290	$233,809
____________

(a)	Includes the historical results of the Martinez crude oil marine terminal and the Long Beach marine terminal and related short-haul pipelines. See Notes A and B for further discussion.

See accompanying notes to condensed combined consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF COMBINED CONSOLIDATED OPERATIONS (a)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011 (b)	2012 (b)	2011 (b)
	(Dollars in thousands, except unit and per unit amounts)
REVENUES
Affiliate	$39,241	$26,143	$98,052	$50,583
Third-party	4,712	2,479	11,049	7,297
Total Revenues	43,953	28,622	109,101	57,880
COSTS AND EXPENSES
Operating and maintenance expenses	20,049	13,857	52,191	38,636
Imbalance settlement gains	(2,644)	(3,126)	(7,691)	(5,493)
Depreciation and amortization expenses	3,202	2,811	8,892	8,449
General and administrative expenses	4,235	2,192	11,542	5,998
Loss on asset disposals	21	—	257	26
Total Costs and Expenses	24,863	15,734	65,191	47,616
OPERATING INCOME	19,090	12,888	43,910	10,264
Interest and financing costs, net	(1,810)	(601)	(3,360)	(1,062)
NET INCOME	17,280	12,287	40,550	9,202
Less: Income (loss) attributable to Predecessors	1,702	(2,840)	331	(13,820)
Net income attributable to partners	15,578	15,127	40,219	23,022
Less: General partner's interest in net income, including incentive distribution rights	842	303	1,436	460
Limited partners' interest in net income	$14,736	$14,824	$38,783	$22,562

Net income per limited partner unit:
Common - basic	$0.55	$0.49	$1.34	$0.74
Common - diluted	$0.54	$0.49	$1.33	$0.74
Subordinated - basic and diluted	$0.41	$0.49	$1.19	$0.74

Weighted average limited partner units outstanding:
Common units - basic	15,553,113	15,254,890	15,424,700	15,254,890
Common units - diluted	15,663,537	15,277,526	15,513,252	15,286,170
Subordinated units - basic and diluted	15,254,890	15,254,890	15,254,890	15,254,890

Cash distributions per unit	$0.4550	$0.3500	$1.2425	$0.5948
____________

(a)	Adjusted to include the historical results of the Long Beach marine terminal and related short-haul pipelines. See Notes A and B for further discussion.
(b) Adjusted to include the historical results of the Martinez crude oil marine terminal. See Notes A and B for further discussion.

See accompanying notes to condensed combined consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF COMBINED CONSOLIDATED CASH FLOWS (a)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(Dollars in thousands)
Net income	$40,550	$9,202
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation and amortization expenses	8,892	8,449
Amortization of debt issuance costs	664	266
Unit-based compensation expense	863	301
Loss on asset disposals	257	26
Changes in current assets:
Receivables - trade	(162)	(1,333)
Receivables - affiliate	(3,924)	(8,766)
Prepayments and other current assets	(432)	(1,103)
Changes in current liabilities:
Accounts payable - trade	1,427	800
Accounts payable - affiliate	2,717	3,422
Deferred revenue - affiliate	259	1,763
Accrued liabilities	1,502	1,013
Changes in other noncurrent assets and liabilities	1,473	204
Net cash from operating activities	54,086	14,244
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(25,333)	(7,518)
Capital expenditure reimbursements by affiliate	5,250	—
Proceeds from sale of assets	15	—
Net cash used in investing activities	(20,068)	(7,518)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from debt offering	350,000	—
Proceeds from issuance of common units, net of underwriters' discount	—	294,328
Distributions to unitholders and general partner	(292,585)	(340,901)
Borrowings under revolving credit agreement	68,000	50,000
Repayments under revolving credit agreement	(118,000)	—
Offering costs	(167)	(6,196)
Financing costs	(7,894)	(1,852)
Sponsor contributions of equity to the Predecessors	583	14,017
Capital contributions by affiliate	2,993	1,634
Net cash from financing activities	2,930	11,030
INCREASE IN CASH AND CASH EQUIVALENTS	36,948	17,756
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,326	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,274	$17,756
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid, net of capitalized interest	$1,726	$325
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Capital expenditures included in accounts payable at period end	$5,511	$2,050
Transfer of property, plant and equipment from Sponsor, net of accumulated depreciation	$19	$4,399
Working capital requirements retained by Sponsor	$1,743	$4,389
____________

(a)	Adjusted to include the historical results of the Martinez crude oil marine terminal and the Long Beach marine terminal and related short-haul pipelines. See Notes A and B for further discussion.
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

Organization

TLLP is a Delaware limited partnership formed in December 2010 by Tesoro Corporation and its wholly owned subsidiary, Tesoro Logistics GP, LLC ("TLGP"), our general partner. On April 26, 2011, we completed our initial public offering (the " Initial Offering") of 14,950,000 common units representing limited partner interests.

The Partnership includes the assets, liabilities and results of operations of certain crude oil gathering assets and crude oil and refined products terminalling, transportation and storage assets, previously operated and owned by Tesoro.

Principles of Combination and Consolidation and Basis of Presentation

The financial statements presented herein contain the unaudited condensed combined financial results of the Tesoro Logistics LP Predecessor (the "TLLP Predecessor"), our predecessor for accounting purposes, for periods presented through April 25, 2011. The TLLP Predecessor includes the financial results of the initial assets acquired from Tesoro during the initial public offering. The unaudited condensed consolidated financial results for the three and nine months ended September 30, 2012 and 2011 also include the results of operations for TLLP for the period beginning April 26, 2011, the date TLLP commenced operations. The balance sheet as of September 30, 2012, presents solely the condensed consolidated financial position of the Partnership.

Transfers of a business between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. As an entity under common control with Tesoro, we record the assets that we acquire from Tesoro on our balance sheet at Tesoro's historical basis instead of fair value. Effective April 1, 2012, we entered into a transaction (the "Martinez Marine Terminal Acquisition") with Tesoro and TLGP pursuant to which TLLP acquired from Tesoro the Martinez crude oil marine terminal assets (collectively, the "Martinez Crude Oil Marine Terminal"). Effective September 14, 2012, we entered into a transaction (the "Long Beach Assets Acquisition") with Tesoro and TLGP pursuant to which TLLP acquired from Tesoro the Long Beach marine terminal assets and related short-haul pipelines, including the Los Angeles ("LA") short-haul pipelines, (collectively, the "Long Beach Assets").

These transactions were transfers between entities under common control. Accordingly, the accompanying financial statements and related notes of the TLLP Predecessor and TLLP have been retrospectively adjusted to include the historical results of the Martinez Crude Oil Marine Terminal prior to the acquisition through April 1, 2012 and the Long Beach Assets prior to the acquisition through September 14, 2012, the dates of the respective acquisitions. We refer to the historical results of the TLLP Predecessor, the Martinez Crude Oil Marine Terminal and the Long Beach Assets prior to the acquisition dates collectively as our "Predecessor (s)." See Note B for information regarding the acquisitions.

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

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to present the information fairly. The accompanying interim condensed combined consolidated financial statements and notes should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2011 and our annual audited financial statements included in a Form 8-K filed with the SEC on May 22, 2012, which retrospectively adjusts our historical financial statements to include the activities of the Martinez Crude Oil Marine Terminal.

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

We have evaluated subsequent events through the filing of this Form 10-Q. See Note L for additional information regarding the equity offering that closed on October 5, 2012.

We record our financial instruments including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities at their carrying value. We believe the carrying value of these financial instruments approximates fair value. Our fair value assessment incorporates a variety of considerations, including:

•	the short term duration of the instruments (less than 10% of our trade payables and none of our trade receivables have been outstanding for greater than 90 days); and

•	the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of this debt was approximately $350.0 million and $358.8 million, respectively at September 30, 2012.

NOTE B - ACQUISITIONS

Martinez Marine Terminal Acquisition

Effective April 1, 2012, we entered into the Martinez Marine Terminal Acquisition with Tesoro and TLGP. The Martinez Marine Terminal Acquisition was made in exchange for consideration of $75.0 million, comprised of $67.5 million in cash financed with borrowings under our amended revolving credit facility (the "Revolving Credit Facility") and the issuance of equity with a fair value of $7.5 million. The equity is comprised of 206,362 common units, representing an approximate 1% limited partner interest in the Partnership, and 4,212 general partner units. The Martinez crude oil marine terminal assets included in the Martinez Marine Terminal Acquisition include a single-berth dock, which has an estimated throughput capacity of approximately 145,000 barrels per day ("bpd"), five associated crude oil storage tanks with a combined capacity of 425,000 barrels, five short-haul pipelines and two firewater tanks with 48,000 barrels of shell capacity.

The single-berth dock and related leasehold improvements are situated on an offshore parcel of land that is currently being leased by Tesoro Refining and Marketing Company from the California State Lands Commission under a term lease (the "Martinez Terminal Lease"). The Martinez Terminal Lease, related leasehold improvements and the short-haul pipelines will be legally transferred to TLLP when the Martinez Terminal Lease is renewed and extended, and the transfer is approved by the California State Lands Commission. We consider our acquisition date to be April 1, 2012, which is the date we commenced operating the Martinez Crude Oil Marine Terminal under the agreements between the Partnership and Tesoro.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Martinez Terminal Use and Throughput Agreement. The Partnership entered into a 10-year use and throughput agreement with Tesoro in connection with the Martinez Marine Terminal Acquisition, effective April 1, 2012, which obligates Tesoro to transport an average of at least 65,000 bpd of crude oil per month at a throughput and tankage fee of $0.55 per barrel. An excess volume throughput fee of $0.10 per barrel is charged for monthly average volumes in excess of 70,000 bpd. In addition, Tesoro pays a $30,000 per month fee for unlimited use of the refined products pipeline from Tesoro's Martinez refinery to a third-party terminal. The fees under the agreement are indexed for inflation, and the agreement gives Tesoro the option to renew for two five-year terms.

Long Beach Assets Acquisition

Effective September 14, 2012, we purchased the Long Beach Assets from Tesoro in exchange for total consideration of $210.0 million, comprised of $189.0 million in cash and the remaining $21.0 million in partnership units. The equity is comprised of 462,825 common units, representing an approximate 1% limited partner interest in the Partnership, and 9,446 general partner units.

The Long Beach marine terminal includes a wharf with a two-vessel berth dock that receives and loads crude oil, intermediate feedstocks and refined products, six storage tanks with a combined capacity of 235,000 barrels and three related short-haul pipelines that connect our Long Beach marine terminal to Tesoro's Wilmington refinery (the "Wilmington Refinery"). The LA short-haul pipelines consist of two short-haul pipelines that transport refined products from the Wilmington Refinery to other third-party facilities and one short-haul pipeline that is currently leased to a third party. The total throughput capacity for the Long Beach marine terminal is estimated to be approximately 200,000 bpd, and the aggregate short-haul pipeline throughput capacity is estimated to be approximately 70,000 bpd. Tesoro currently leases the Long Beach marine terminal from the City of Long Beach.

Long Beach Terminal Operating Agreement. The Partnership entered into an operating agreement (the "Operating Agreement") with Tesoro, effective September 14, 2012, which governs the Partnership’s operation of the Long Beach marine terminal on behalf of Tesoro beginning on September 14, 2012 until the later of the date of the: (i) assignment or sublease of the Long Beach terminal lease; or (ii) Partnership's issuance of the Certificate of Financial Responsibility to the California Department of Fish and Game. Under the Operating Agreement, Tesoro will be subject to the same throughput commitments and fees as outlined below in the Long Beach Berth Access, Use and Throughput Agreement.

Long Beach Berth Access, Use and Throughput Agreement. The Partnership entered into a 10-year berth access use and throughput agreement with Tesoro in connection with the Long Beach Assets Acquisition, to be effective on the date of the assignment or sublease of the Long Beach terminal lease (the "Commencement Date"). The agreement obligates Tesoro to transport an average of at least 50,000 bpd of crude oil and refined products per month across the berth at a throughput fee of $0.40 per barrel. Tesoro is also obligated to throughput (i) an average volume of 30,000 bpd of crude oil and refined products between the Long Beach marine terminal and the Wilmington Refinery, each at a fee of $0.10 per barrel, from the Commencement Date through December 31, 2014 and (ii) an average volume of 50,000 bpd of crude oil and refined products per month between the Long Beach marine terminal and the Wilmington Refinery from January 1, 2015 through the termination of the agreement, each at a fee of $0.10 per barrel. Tesoro is subject to (i) a $0.15 per barrel use fee for marine vapor recovery throughput at the Long Beach marine terminal, and (ii) a $0.70 per barrel storage and transportation fee based on shell capacity of 235,000 barrels for the use of the six storage tanks.

Transportation Services Agreement (LA short-haul pipelines). The Partnership entered into a 10-year transportation services agreement with Tesoro in connection with the Long Beach Assets Acquisition, under which Tesoro is obligated to throughput an average of at least 15,000 bpd per month of refined petroleum product at a throughput fee of $0.15 per barrel.

The fees under the berth access use and throughput agreement and the transportation services agreement are indexed for inflation, and the agreements give Tesoro the option to renew for two five-year terms, or Tesoro may modify the term of the agreements to a twenty-year term by providing notice in accordance with each agreement.

If Tesoro fails to transport aggregate volumes under the agreements in connection with the Martinez Marine Terminal Acquisition or the Long Beach Assets Acquisition equal to its minimum throughput commitment during any calendar month, Tesoro will owe the Partnership a shortfall payment equal to the volume of the shortfall multiplied by the throughput and tankage fee. The amount of any shortfall payment paid by Tesoro will be credited against any amounts owed by Tesoro for the transportation of volumes in excess of its minimum throughput commitment during any of the succeeding three months after the shortfall occurs.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Tesoro retained any current assets, current liabilities and environmental liabilities related to the Martinez Crude Oil Marine Terminal and Long Beach Assets as of the dates of each acquisition. The only historical balance sheet item that transferred to the Partnership in the acquisitions was property, plant and equipment, which was recorded by TLLP at historical cost of $38.1 million as of April 1, 2012 for the Martinez Crude Oil Marine Terminal and $22.3 million as of September 14, 2012 for the Long Beach Assets.

See Note C for information regarding amendments to other agreements with related parties in connection with the Martinez Marine Terminal Acquisition and the Long Beach Assets Acquisition.

Financial Results

Our historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, cash flows and equity attributable to the Martinez Crude Oil Marine Terminal and the Long Beach Assets as if we owned the assets for all periods presented. The results of the Martinez Crude Oil Marine Terminal and the Long Beach Assets are included in the Terminalling, Transportation and Storage segment.

The following amounts associated with the Martinez Crude Oil Marine Terminal and the Long Beach Assets, subsequent to each respective acquisition date, are included in the condensed combined consolidated statements of operations of TLLP (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Martinez Crude Oil Marine Terminal:
Total operating revenues	$3,678	$6,944
Net income attributable to the Partnership	1,639	3,105
Costs associated with the acquisition (a)	50	973
Long Beach Assets:
Total operating revenues	1,374	1,374
Net income attributable to the Partnership	1,059	1,059
Costs associated with the acquisition (a)	636	636
____________

(a)	Costs associated with the acquisitions are included in the general and administrative expenses of TLLP.

The results of the Martinez Crude Oil Marine Terminal operations, prior to the Martinez Marine Terminal Acquisition on April 1, 2012, have been included in the Martinez Crude Oil Marine Terminal (Predecessor) results in the tables below. The results of the Long Beach Assets operations, prior to the Long Beach Assets Acquisition on September 14, 2012, have been included in the Long Beach Assets (Predecessor) results in the tables below. The results of the Martinez Crude Oil Marine Terminal, subsequent to April 1, 2012, and the results of the Long Beach Assets, subsequent to September 14, 2012, have been included in TLLP's results.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present our financial position, results of operations, the effect of including the results of the Martinez Crude Oil Marine Terminal and the Long Beach Assets and the adjusted total amounts included in our condensed combined consolidated financial statements.

Condensed Combined Consolidated Balance Sheet as of December 31, 2011

	Tesoro Logistics LP	Martinez Crude Oil Marine Terminal (Predecessor)	Long Beach Assets (Predecessor)	December 31, 2011
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,326	$—	$—	$18,326
Receivables
Trade	542	—	2,827	3,369
Affiliate	11,312	—	805	12,117
Prepayments and other current assets	637	—	141	778
Total Current Assets	30,817	—	3,773	34,590
NET PROPERTY, PLANT AND EQUIPMENT	136,264	37,825	22,058	196,147
DEFERRED FINANCE COSTS	1,432	—	—	1,432
OTHER NONCURRENT ASSETS	1,640	—	—	1,640
Total Assets	$170,153	$37,825	$25,831	$233,809

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable
Trade	$5,727	$753	$263	$6,743
Affiliate	2,759	56	46	2,861
Deferred revenue - affiliate	1,775	—	—	1,775
Accrued liabilities	878	1,366	849	3,093
Total Current Liabilities	11,139	2,175	1,158	14,472
OTHER NONCURRENT LIABILITIES	44	2,621	—	2,665
DEBT	50,000	—	—	50,000
EQUITY
Equity of Predecessors	—	33,029	24,673	57,702
Common unitholders; 15,254,890 units issued and outstanding	250,430	—	—	250,430
Subordinated unitholders; 15,254,890 units issued and outstanding	(143,048)	—	—	(143,048)
General partner; 622,649 units issued and outstanding	1,588	—	—	1,588
Total Equity	108,970	33,029	24,673	166,672
Total Liabilities and Equity	$170,153	$37,825	$25,831	$233,809

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Statement of Combined Consolidated Operations for the Three Months Ended September 30, 2012

	Tesoro Logistics LP	Long Beach Assets (Predecessor)	Three Months Ended September 30, 2012
REVENUES	(Dollars in thousands)
Affiliate	$39,241	$—	$39,241
Third-party	1,604	3,108	4,712
Total Revenues	40,845	3,108	43,953
COSTS AND EXPENSES
Operating and maintenance expenses	19,027	1,022	20,049
Imbalance settlement gains	(2,644)	—	(2,644)
Depreciation and amortization expenses	2,908	294	3,202
General and administrative expenses	4,153	82	4,235
Loss on asset disposals	13	8	21
Total Costs and Expenses	23,457	1,406	24,863
OPERATING INCOME	17,388	1,702	19,090
Interest and financing costs, net	(1,810)	—	(1,810)
NET INCOME	15,578	1,702	17,280
Less: Income attributable to Predecessors	—	1,702	1,702
Net income attributable to partners	$15,578	$—	$15,578

Condensed Statement of Combined Consolidated Operations for the Three Months Ended September 30, 2011

	Tesoro Logistics LP	Martinez Crude Oil Marine Terminal (Predecessor)	Long Beach Assets (Predecessor)	Three Months Ended September 30, 2011
REVENUES	(Dollars in thousands)
Affiliate	$26,143	$—	$—	$26,143
Third-party	984	—	1,495	2,479
Total Revenues	27,127	—	1,495	28,622
COSTS AND EXPENSES
Operating and maintenance expenses	10,508	1,561	1,788	13,857
Imbalance settlement gains	(3,126)	—	—	(3,126)
Depreciation and amortization expenses	2,017	510	284	2,811
General and administrative expenses	2,000	95	97	2,192
Loss on asset disposals	—	—	—	—
Total Costs and Expenses	11,399	2,166	2,169	15,734
OPERATING INCOME (LOSS)	15,728	(2,166)	(674)	12,888
Interest and financing costs, net	(601)	—	—	(601)
NET INCOME (LOSS)	15,127	(2,166)	(674)	12,287
Less: Loss attributable to Predecessors	—	(2,166)	(674)	(2,840)
Net income attributable to partners	$15,127	$—	$—	$15,127

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Statement of Combined Consolidated Operations for the Nine Months Ended September 30, 2012

	Tesoro Logistics LP	Martinez Crude Oil Marine Terminal (Predecessor)	Long Beach Assets (Predecessor)	Nine Months Ended September 30, 2012
REVENUES	(Dollars in thousands)
Affiliate	$98,052	$—	$—	$98,052
Third-party	3,058	—	7,991	11,049
Total Revenues	101,110	—	7,991	109,101
COSTS AND EXPENSES
Operating and maintenance expenses	46,657	1,558	3,976	52,191
Imbalance settlement gains	(7,691)	—	—	(7,691)
Depreciation and amortization expenses	7,435	526	931	8,892
General and administrative expenses	11,117	97	328	11,542
Loss on asset disposals	13	236	8	257
Total Costs and Expenses	57,531	2,417	5,243	65,191
OPERATING INCOME (LOSS)	43,579	(2,417)	2,748	43,910
Interest and financing costs, net	(3,360)	—	—	(3,360)
NET INCOME (LOSS)	40,219	(2,417)	2,748	40,550
Less: Income (loss) attributable to Predecessors	—	(2,417)	2,748	331
Net income attributable to partners	$40,219	$—	$—	$40,219

Condensed Statement of Combined Consolidated Operations for the Nine Months Ended September 30, 2011

	Tesoro Logistics LP	Martinez Crude Oil Marine Terminal (Predecessor)	Long Beach Assets (Predecessor)	Nine Months Ended September 30, 2011
REVENUES	(Dollars in thousands)
Affiliate	$50,583	$—	$—	$50,583
Third-party	2,580	—	4,717	7,297
Total Revenues	53,163	—	4,717	57,880
COSTS AND EXPENSES
Operating and maintenance expenses	29,724	4,554	4,358	38,636
Imbalance settlement gains	(5,493)	—	—	(5,493)
Depreciation and amortization expenses	6,054	1,530	865	8,449
General and administrative expenses	5,415	292	291	5,998
Loss on asset disposals	1	25	—	26
Total Costs and Expenses	35,701	6,401	5,514	47,616
OPERATING INCOME (LOSS)	17,462	(6,401)	(797)	10,264
Interest and financing costs, net	(1,062)	—	—	(1,062)
NET INCOME (LOSS)	16,400	(6,401)	(797)	9,202
Less: Loss attributable to Predecessors	(6,622)	(6,401)	(797)	(13,820)
Net income attributable to partners	$23,022	$—	$—	$23,022

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

If, in any calendar month, Tesoro fails to meet its minimum volume commitments under these agreements, it will be required to pay us a shortfall payment. These shortfall payments may be applied as a credit against any amounts due above their minimum volume commitments for up to three months after the shortfall occurs. Deferred revenue in the condensed combined consolidated balance sheet at September 30, 2012, includes $0.2 million related to shortfall billings to Tesoro.

We believe the terms and conditions under these commercial agreements, as well as our other agreements with Tesoro described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. These commercial agreements with Tesoro include:

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

•
a 10-year terminal use and throughput agreement, effective April 1, 2012, under which Tesoro pays the Partnership fees for providing terminalling services at the Martinez Crude Oil Marine Terminal (see Note B for additional information);

•
a 10-year berth, access, use and throughput agreement, effective September 14, 2012, under which Tesoro pays the Partnership fees for providing terminalling services at the Long Beach marine terminal (see Note B for additional information);

•
a 10-year pipeline transportation services agreement under which Tesoro pays the Partnership fees for transporting crude oil and refined products on our five Salt Lake City ("SLC") short-haul pipelines;

•
a 10-year pipeline transportation services agreement, effective September 14, 2012, under which Tesoro pays the Partnership fees for transporting refined products on two LA short-haul pipelines from the Wilmington Refinery to a third-party terminal (see Note B for additional information); and

•
a 10-year SLC storage and transportation services agreement under which Tesoro pays the Partnership fees for storing crude oil and refined products at our SLC storage facility and transporting crude oil and refined products between the storage facility and Tesoro's Utah refinery through interconnecting pipelines on a dedicated basis.

Each of these agreements, other than the SLC storage and transportation services agreement, contain minimum volume commitments. The fees under each agreement are adjusted annually on July 1 and, except for the amended trucking transportation services agreement, the agreements give Tesoro the option to renew for two five-year terms. The amended trucking transportation services agreement will renew automatically for one five-year term unless terminated earlier by us or Tesoro. The berth, access, use and throughput agreement associated with the Long Beach marine terminal and the pipeline transportation services agreement associated with the LA short-haul pipelines further allow Tesoro the option to modify the term of the agreements to a twenty-year term by providing notice in accordance with each agreement.

Amended and Restated Omnibus Agreement.  The Partnership entered into an omnibus agreement with Tesoro at the closing of the Initial Offering, which was most recently amended on September 14, 2012 in connection with the Long Beach Assets Acquisition (the "Amended Omnibus Agreement"). Certain additional acquisitions from Tesoro, including the assets in the Martinez Marine Terminal Acquisition and the Long Beach Assets Acquisition, are governed by the Amended Omnibus Agreement. The annual fee payable to Tesoro under the Amended Omnibus Agreement remains $2.5 million for the provision of various general and administrative services including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, insurance coverage, administration and other corporate services.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the Amended Omnibus Agreement, Tesoro indemnifies us for certain matters including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering on April 26, 2011, the Martinez Marine Terminal Acquisition on April 1, 2012 or the Long Beach Assets Acquisition on September 14, 2012. The aggregate annual deductible for each type (unknown environmental liabilities, title or tax matters) of liability has been increased from $0.25 million to $0.5 million before we are entitled to indemnification in any calendar year in consideration of the Martinez Crude Oil Marine Terminal and the Long Beach Assets. See Note K for further discussion of the indemnification provisions.

Amended and Restated Operational Services Agreement.  The Partnership entered into an operational services agreement with Tesoro at the closing of the Initial Offering, which was most recently amended on September 14, 2012 in connection with the Long Beach Assets Acquisition (the "Amended Operational Services Agreement"). The Amended Operational Services Agreement considers the additional resources required to operate the Martinez Crude Oil Marine Terminal and the Long Beach Assets, primarily for wharf support and security personnel. As a result, the annual fee we pay Tesoro increased from $0.3 million to $1.7 million for support services performed by certain of Tesoro's field-level employees in support of our pipelines, terminals and storage facilities. In addition, the annual fee for operational services was adjusted, effective July 1, 2012, for an inflation escalation of approximately 3% further increasing the fee to $1.8 million. This fee is in addition to the annual fee payable to Tesoro under the Amended Omnibus Agreement as outlined in the agreement and described above. Tesoro may also provide direct services or incur other direct costs on our behalf. The Partnership will reimburse Tesoro for these costs in accordance with this agreement.

TLLP Transactions. Revenues from affiliates consist of revenues from commercial agreements we entered into with Tesoro under which Tesoro pays us fees for gathering crude oil and distributing, transporting and storing crude oil and refined products. Receivables from affiliates as of September 30, 2012, include $0.7 million related to third-party revenues invoiced by Tesoro on behalf of TLLP, pursuant to the provisions of the Operating Agreement, for amounts owed to TLLP under crude oil and refined product throughput contracts at the Long Beach marine terminal.

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

Summary of Transactions. A summary of revenue and expense transactions with Tesoro, including expenses directly charged and allocated to our Predecessors, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$39,241	$26,143	$98,052	$50,583
Operating and maintenance expenses (a)	3,307	6,473	11,720	27,724
General and administrative expenses	3,502	2,077	9,331	5,872
____________

(a)
Operating and maintenance expenses include imbalance settlement gains of $2.7 million and $3.1 million for the three months ended September 30, 2012 and 2011, respectively, and $7.7 million and $5.5 million for the nine months ended September 30, 2012 and 2011, respectively.

In accordance with our partnership agreement, our common, subordinated and general partner interests are entitled to receive quarterly distributions of available cash. In February, April and August 2012, we paid quarterly cash distributions, of which $18.9 million was paid to affiliates. On October 17, 2012, we declared a quarterly cash distribution of $8.2 million related to Tesoro.

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

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net income attributable to the Partnership is allocated between the limited (both common and subordinated) and general partners in accordance with our partnership agreement. Distributions for the third quarter of 2012 include distributions for units issued subsequent to September 30, 2012, including units issued in the equity offering on October 5, 2012, which resulted in an increase in the distributions on common units included in the three and nine months ended September 30, 2012 below. However, the October 5, 2012 equity offering did not impact weighted average units outstanding during the same periods, which resulted in the net income per common unit exceeding the net income per subordinated units for the three and nine months ended September 30, 2012. See Note L for additional information regarding the equity offering.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to partners	$15,578	$15,127	$40,219	$23,022
Less: General partner's distributions (including IDRs) (a)	840	218	1,439	371
Less: Limited partners' distributions on common units	9,185	5,339	21,363	9,073
Less: Limited partner's distributions on subordinated units	6,941	5,339	18,954	9,073
Distributions less than (greater than) earnings	$(1,388)	$4,231	$(1,537)	$4,505

General partner's earnings:
Distributions (including IDRs) (a)	$840	$218	$1,439	$371
Allocation of distributions less than (greater than) earnings	(28)	85	(31)	89
Total general partner's earnings	$812	$303	$1,408	$460

Limited partners' earnings on common units:
Distributions	$9,185	$5,339	$21,363	$9,073
Allocation of distributions less than (greater than) earnings	(684)	2,073	(757)	2,208
Total limited partners' earnings on common units	$8,501	$7,412	$20,606	$11,281

Limited partner's earnings on subordinated units:
Distributions	$6,941	$5,339	$18,954	$9,073
Allocation of distributions less than (greater than) earnings	(676)	2,073	(749)	2,208
Total limited partner's earnings on subordinated units	$6,265	$7,412	$18,205	$11,281

Weighted average limited partner units outstanding:
Common units - basic	15,553,113	15,254,890	15,424,700	15,254,890
Common unit equivalents	110,424	22,636	88,552	31,280
Common units - diluted	15,663,537	15,277,526	15,513,252	15,286,170

Subordinated units - basic and diluted	15,254,890	15,254,890	15,254,890	15,254,890

Net income per limited partner unit:
Common - basic	$0.55	$0.49	$1.34	$0.74
Common - diluted	$0.54	$0.49	$1.33	$0.74
Subordinated - basic and diluted	$0.41	$0.49	$1.19	$0.74
____________

(a)
General partner's distributions (including IDRs) consist of an approximate 2% general partner interest and IDRs, which entitle the general partner to receive increasing percentages, up to 50%, of quarterly distributions in excess of $0.388125 per unit per quarter. See Note L for further discussion related to IDRs.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in thousands):

	September 30, 2012	December 31, 2011
Crude Oil Gathering	$108,884	$97,249
Terminalling, Transportation and Storage	196,247	184,000
Gross Property, Plant and Equipment	305,131	281,249
Less: Accumulated depreciation	93,742	85,102
Net Property, Plant and Equipment	$211,389	$196,147

NOTE F - ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	September 30, 2012	December 31, 2011
Taxes other than income taxes	$1,237	$942
Interest and financing costs	983	18
Utilities	244	143
Environmental liabilities	—	1,311
Other	417	679
Total Accrued Liabilities	$2,881	$3,093

For further discussion related to environmental liabilities, see Note K.

NOTE G - OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are as follows (in thousands):

	September 30, 2012	December 31, 2011
Asset retirement obligations	$46	$44
Environmental liabilities	—	2,621
Total Other Noncurrent Liabilities	$46	$2,665

For further discussion related to environmental liabilities, see Note K.

NOTE H - BENEFIT PLANS

Employees supporting our operations participate in the benefit plans and the employee thrift plan of Tesoro. The Predecessors were allocated expenses for costs associated with the benefit plans primarily based on the percentage of the Predecessors' allocated salaries compared to Tesoro's total salaries. Tesoro, subsequent to the Initial Offering, allocates expense for costs associated with the benefit plans based on the salaries of TLGP employees that provide services to TLLP as a percentage of total Tesoro salaries. These employee benefit plan expenses and the related payroll costs are included in operating expenses and general and administrative expenses and include amounts allocated to our Predecessors. Our portion of our Sponsor's employee benefit plan expenses were $0.7 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively and $2.1 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE I - MAJOR CUSTOMER AND CONCENTRATIONS OF CREDIT RISK

Tesoro accounted for 89% and 91% of our total revenues for the three months ended September 30, 2012 and 2011, respectively, and 90% and 87% of our total revenues for the nine months ended September 30, 2012 and 2011, respectively. These percentages are not comparable as no revenue was recorded for the Predecessors for transactions with Tesoro in the Terminalling, Transportation and Storage segment or for trucking services in the Crude Oil Gathering segment prior to the Initial Offering and any subsequent acquisitions.

NOTE J - DEBT

Revolving Credit Facility. Our Revolving Credit Facility was amended most recently on August 17, 2012 to revise certain coverage and leverage ratios. Effective March 30, 2012, pursuant to the terms of the original agreement, we amended the agreement to exercise our option to increase the total loan availability from $150.0 million to an aggregate of $300.0 million. The amendment also allows us to request that the availability be increased up to an aggregate of $450.0 million, subject to receiving increased commitments from the lenders.

The Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings are available under the Revolving Credit Facility up to the total available revolving capacity of the facility. As of September 30, 2012, we had no borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused credit availability of $299.7 million, or 99%, of the borrowing capacity. The Revolving Credit Facility is scheduled to mature on April 25, 2014.

The Revolving Credit Facility, at September 30, 2012, was subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
TLLP Revolving Credit Facility (a)	0.21%	2.50%	3.25%	1.50%	0.50%
____________
(a) We have the option to elect if the borrowings will bear interest at either a base rate plus the base rate margin, or a Eurodollar rate, for the applicable period, plus the Eurodollar margin at the time of the borrowing. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate.

Senior Notes. Effective September 14, 2012, the Partnership completed a private offering of $350.0 million aggregate principal amount of 5.875% Senior Notes due 2020 (the "Senior Notes"). The proceeds of this offering were used to fund our acquisition of the Long Beach Assets and repay the outstanding balance on our Revolving Credit Facility, with the remaining amounts to be used for general partnership purposes.

The Senior Notes have no sinking fund requirements. We may redeem some or all of the Senior Notes prior to October 1, 2016 at a make-whole price plus accrued and unpaid interest. On or after October 1, 2016, the Senior Notes may be redeemed at premiums equal to 2.938% through October 1, 2017; 1.469% from October 1, 2017 through October 1, 2018; and at par thereafter, plus accrued and unpaid interest in all circumstances. We will have the right to redeem up to 35% of the aggregate principal amount at 105.875% of face value with proceeds from certain equity issuances through October 1, 2015.

The Senior Notes are subject to a registration rights agreement under which we have agreed to exchange the notes for registered publicly-traded notes having substantially identical terms as the Senior Notes. The Senior Notes also contain customary terms, events of default and covenants. The Senior Notes are unsecured and guaranteed by all of our domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer of the Senior Notes.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE K - COMMITMENTS AND CONTINGENCIES

Indemnification

Under the Amended Omnibus Agreement, Tesoro indemnifies us for certain matters including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering on April 26, 2011, the Martinez Marine Terminal Acquisition on April 1, 2012 and the Long Beach Assets Acquisition on September 14, 2012. With respect to assets that we acquired from Tesoro, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of purchase.

Under the Amended Omnibus Agreement, the aggregate annual deductible for each type (unknown environmental liabilities or title matters) of liability was increased from $0.25 million to $0.5 million before we are entitled to indemnification in any calendar year in consideration of the Martinez Marine Terminal Acquisition and the Long Beach Assets Acquisition. In addition, with respect to the assets that we acquired from Tesoro, we have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of such assets that occur after the closing of the Initial Offering or any subsequent acquisitions and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities. See Note C for additional information regarding the Amended Omnibus Agreement.

Contingencies

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but TLLP will accrue liabilities for certain of these matters based on our best estimates and applicable accounting guidelines and principles if the amount is probable and can be reasonably estimated. Contingencies arising from conditions existing before the Initial Offering and the subsequent acquisitions from Tesoro that have been identified after the closing of each transaction will be recorded in accordance with the indemnification terms set forth in the Amended Omnibus Agreement. Any contingencies arising from events after the Initial Offering and the subsequent acquisitions from Tesoro will be fully recognized by TLLP. We did not have any outstanding lawsuits, administrative proceedings or governmental investigations as of September 30, 2012.

Environmental Liabilities

Our Predecessors recorded environmental liabilities when environmental assessments and/or remedial efforts were probable and could be reasonably estimated. Environmental liabilities of $3.9 million were accrued as of December 31, 2011, for groundwater and soil remediation projects at our Martinez Crude Oil Marine Terminal and our Long Beach Assets. The liabilities associated with the Martinez Crude Oil Marine Terminal and Long Beach Assets were retained by Tesoro at the closing of the Martinez Marine Terminal Acquisition and the Long Beach Assets Acquisition, respectively. Further, the Predecessors capitalized environmental expenditures that extended the life or increased the capacity of assets as well as expenditures that prevented environmental contamination.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE L - EQUITY

We had 14,956,339 common public units outstanding as of September 30, 2012. Together, Tesoro and our general partner owned 974,077 of our common units and 15,254,890 of our subordinated units and 636,307 of our general partner units (a 2% general partner interest) as of September 30, 2012, which combined constituted a 53% ownership interest in us.

The table below summarizes changes in the number of units outstanding from December 31, 2011 through September 30, 2012 (in units):

	Common	Subordinated	General Partner	Total
Balance at December 31, 2011	15,254,890	15,254,890	622,649	31,132,429
Units issued in the Martinez Marine Terminal Acquisition	206,362	—	4,212	210,574
Units issued in the Long Beach Assets Acquisition	462,825	—	9,446	472,271
Unit-based compensation awards (a)	6,339	—	—	6,339
Balance at September 30, 2012	15,930,416	15,254,890	636,307	31,821,613
_____________
(a) Unit-based compensation awards are presented net of 654 units withheld for taxes.

On October 5, 2012, we closed an offering of 4,255,000 common units, including 555,000 common units issued pursuant to the exercise of the underwriter's over-allotment option on October 2, 2012, representing limited partner interests, at a public offering price of $41.80 per unit. These common units were issued pursuant to our shelf registration statement, as supplemented by the prospectus supplement filed with the SEC on October 3, 2012. The Partnership intends to use the net proceeds of $170.7 million, including the proceeds from the exercise of the underwriter's over-allotment option, for general partnership purposes.

The summarized changes in the carrying amount of our equity (deficit) are as follows (in thousands):

	Equity of Predecessors	Common	Subordinated	General Partner	Total
Balance at December 31, 2011	$57,702	$250,430	$(143,048)	$1,588	$166,672
Sponsor contributions of equity to the Predecessors	583	—	—	—	583
Income attributable to Predecessors	331	—	—	—	331
Net liabilities not assumed by Tesoro Logistics LP	1,743	—	—	—	1,743
Allocation of net assets acquired by the unitholders (b)	(60,378)	59,170	—	1,208	—
Cash distributions (b)	—	(269,088)	(17,543)	(5,954)	(292,585)
Partnership earnings	—	19,504	19,279	1,436	40,219
Other	19	3,872	605	60	4,556
Balance at September 30, 2012	$—	$63,888	$(140,707)	$(1,662)	$(78,481)
_____________

(b)
Cash distributions include $256.5 million in cash payments for the Martinez Marine Terminal Acquisition and the Long Beach Assets Acquisition. As an entity under common control with Tesoro, we record the assets that we acquire from Tesoro on our balance sheet at Tesoro's historical book value instead of fair value.   Additionally, any excess of cash paid over the historical book value of the assets acquired from Tesoro is recorded within equity.  As a result of the Martinez Marine Terminal Acquisition and the Long Beach Assets Acquisition, our equity balance decreased $196.1 million from December 31, 2011 to September 30, 2012.

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

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to partners	$15,578	$15,127	$40,219	$23,022
Less: General partner's IDRs	541	—	644	—
Net income available to partners	$15,037	$15,127	$39,575	$23,022
General partner's ownership interest	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income	$301	$303	$792	$460
General partner's IDRs	541	—	644	—
Total general partner's interest in net income	$842	$303	$1,436	$460

Incentive Distribution Rights. The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under marginal percentage interest in distributions are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column total quarterly distribution per unit target amount. The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. For illustrative purposes, the percentage interests set forth below for our general partner assume that there are no arrearages on common units, our general partner has contributed any additional capital necessary to maintain a 2% general partner interest and that our general partner owns all of the IDRs. Subsequent to the October 5, 2012 equity issuance of common units, the general partner ownership interest in the Partnership was approximately 1.8%.

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

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2011	$0.3625	$1.45	$11,286	February 13, 2012	February 3, 2012
March 31, 2012	0.3775	1.51	11,832	May 14, 2012	May 4, 2012
June 30, 2012	0.4100	1.64	12,960	August 14, 2012	August 3, 2012
September 30, 2012 (c)	0.4550	1.82	16,966	November 14, 2012	November 2, 2012
_____________
(c) This distribution was declared on October 17, 2012 and will be paid on the date of distribution. Total cash distribution includes the general partner's IDRs.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three and nine months ended September 30, 2012 and 2011 (in thousands). Our distributions are declared subsequent to quarter end; therefore, the table represents total cash distributions applicable to the period in which the distributions are earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
General partner's distributions:
General partner's distributions	$299	$218	$795	$371
General partner's IDRs	541	—	644	—
Total general partner's distributions	840	218	1,439	371

Limited partners' distributions:
Common	9,185	5,339	21,363	9,073
Subordinated	6,941	5,339	18,954	9,073
Total limited partners' distributions	16,126	10,678	40,317	18,146
Total Cash Distributions	$16,966	$10,896	$41,756	$18,517

NOTE M - EQUITY-BASED COMPENSATION

Unit-based compensation expense related to the Partnership that was included in our condensed statements of combined consolidated operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service phantom units	$47	$53	$137	$93
Performance phantom units	104	125	726	208
Total Unit-Based Compensation Expense	$151	$178	$863	$301

Service Phantom Unit Awards. During the nine months ended September 30, 2012, our general partner issued service phantom unit awards with tandem distribution equivalent rights ("DER") to certain directors under the 2011 TLLP Long-Term Incentive Plan. The fair value of each phantom unit and tandem DER on the grant date is equal to the market price of our common unit on that date. The estimated fair value is amortized over the vesting period using the straight-line method. Non-employee director awards vest at the end of a one-year service period and employee awards granted in 2011 vest ratably over a three-year service period. Total unrecognized compensation cost related to our nonvested service phantom units totaled $0.2 million as of September 30, 2012, which is expected to be recognized over a weighted-average period of 1.1 years. The fair value of nonvested service phantom units outstanding as of September 30, 2012, totaled $0.7 million.

A summary of our service phantom unit award activity for the nine months ended September 30, 2012, is set forth below:

	Number of Service Phantom Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2012	14,073	$23.24
Granted	5,770	36.41
Vested	(6,993)	23.33
Forfeited	(3,557)	28.52
Nonvested at September 30, 2012	9,293	29.33

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Performance Phantom Unit Awards. Our general partner granted performance phantom unit awards to certain officers in February 2012. These performance phantom unit awards represent the right to receive a TLLP common unit at the end of the approximate three-year performance period depending on the Partnership's achievement of pre-established performance measures. The value of the award ultimately paid will be based on our relative total unitholder return against the performance peer group over the performance period. The performance phantom unit awards can range from 0% to 200% of the targeted award value. The estimated weighted-average payout for these awards was 200% based on results through September 30, 2012. The fair value of each performance phantom unit award is estimated at the grant date using a Monte Carlo simulation model. The estimated fair value is amortized over the vesting period, generally three years, using the straight-line method. Total unrecognized compensation cost related to our nonvested performance phantom units totaled $1.6 million as of September 30, 2012, which is expected to be recognized over a weighted-average period of 1.9 years.

A summary of our performance phantom unit award activity for the nine months ended September 30, 2012, is set forth below:

	Number of Performance Phantom Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2012	36,800	$32.99
Granted	36,000	39.19
Nonvested at September 30, 2012	72,800	36.06

Sponsor's Stock-based Compensation. Certain Tesoro employees supporting the Predecessors' operations were historically granted long-term incentive compensation awards under Tesoro's stock-based compensation programs, which primarily consist of stock options, restricted common stock and stock appreciation rights. The Predecessors were allocated expenses for stock-based compensation costs. These costs are included in the Predecessors' general and administrative expenses. The Predecessors' allocated expense was $0.1 million for the three and nine months ended September 30, 2012 and $0.7 million for the nine months ended September 30, 2011. There was an immaterial amount of stock-based compensation related to the Predecessors in the three months ended September 30, 2011. The Partnership has not been allocated these stock-based compensation costs as they are included with the services provided under the Amended Omnibus Agreement.

NOTE N - SEGMENT DISCLOSURES

Our revenues are derived from two operating segments: Crude Oil Gathering and Terminalling, Transportation and Storage. Our assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana, eight refined products terminals in the midwestern and western United States, a crude oil and refined products storage facility and five related short-haul pipelines in Utah and two marine terminals, including storage tanks and related short-haul pipelines in California. Our revenues are generated from existing third-party contracts and from commercial agreements we have entered into with Tesoro under which Tesoro pays us fees for gathering crude oil and distributing, transporting and storing crude oil and refined products. The commercial agreements with Tesoro are described in Note C. We do not have any foreign operations.

Effective April 1, 2012, we acquired the Martinez Crude Oil Marine Terminal, which provides services primarily to Tesoro's Martinez refinery. Effective September 14, 2012, we acquired the Long Beach Assets, which provide services primarily to the Wilmington Refinery. See Note B for additional information regarding the Martinez Marine Terminal Acquisition and the Long Beach Assets Acquisition.

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

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Crude Oil Gathering:
Affiliate (a)	$20,724	$13,676	$50,662	$29,810
Third-party	123	113	360	237
Total Crude Oil Gathering	20,847	13,789	51,022	30,047
Terminalling, Transportation and Storage:
Affiliate (a)	18,517	12,467	47,390	20,773
Third-party	4,589	2,366	10,689	7,060
Total Terminalling, Transportation and Storage	23,106	14,833	58,079	27,833
Total Segment Revenues	$43,953	$28,622	$109,101	$57,880

OPERATING AND MAINTENANCE EXPENSES
Crude Oil Gathering	$13,393	$7,052	$31,571	$19,295
Terminalling, Transportation and Storage	6,656	6,805	20,620	19,341
Total Segment Operating and Maintenance Expenses	$20,049	$13,857	$52,191	$38,636

IMBALANCE SETTLEMENT GAINS
Crude Oil Gathering	$(1,364)	$(1,054)	$(3,860)	$(3,421)
Terminalling, Transportation and Storage	(1,280)	(2,072)	(3,831)	(2,072)
Total Segment Imbalance Settlement Gains	$(2,644)	$(3,126)	$(7,691)	$(5,493)

DEPRECIATION AND AMORTIZATION EXPENSES
Crude Oil Gathering	$916	$785	$2,482	$2,355
Terminalling, Transportation and Storage	2,286	2,026	6,410	6,094
Total Segment Depreciation and Amortization Expenses	$3,202	$2,811	$8,892	$8,449

GENERAL AND ADMINISTRATIVE EXPENSES
Crude Oil Gathering	$1,046	$386	$2,364	$821
Terminalling, Transportation and Storage	1,103	675	2,468	1,558
Total Segment General and Administrative Expenses	$2,149	$1,061	$4,832	$2,379

(GAIN) LOSS ON ASSET DISPOSALS
Crude Oil Gathering	$—	$—	$—	$(10)
Terminalling, Transportation and Storage	21	—	257	36
Total Segment Loss on Asset Disposals	$21	$—	$257	$26

OPERATING INCOME
Crude Oil Gathering	$6,856	$6,620	$18,465	$11,007
Terminalling, Transportation and Storage	14,320	7,399	32,155	2,876
Total Segment Operating Income	21,176	14,019	50,620	13,883
Unallocated general and administrative expenses	(2,086)	(1,131)	(6,710)	(3,619)
Interest and financing costs, net	(1,810)	(601)	(3,360)	(1,062)
NET INCOME	$17,280	$12,287	$40,550	$9,202
____________

(a)
Historically, no affiliate revenue was recognized by our Predecessors in the Terminalling, Transportation and Storage segment, and no affiliate revenue was recognized by the Predecessors for trucking services in the Crude Oil Gathering segment. Our FERC and NDPSC regulated pipelines were our source of affiliate revenues in the Crude Oil Gathering segment.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital expenditures by operating segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Capital Expenditures
Crude Oil Gathering	$4,219	$401	$13,168	$406
Terminalling, Transportation and Storage	8,283	6,364	13,395	8,544
Total Capital Expenditures	$12,502	$6,765	$26,563	$8,950

Total identifiable assets by operating segment were as follows (in thousands):

Identifiable Assets	September 30, 2012	December 31, 2011
Crude Oil Gathering	$79,237	$72,795
Terminalling, Transportation and Storage	145,841	140,323
Other	66,212	20,691
Total Identifiable Assets	$291,290	$233,809

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
The information presented in this Form 10-Q contains the unaudited condensed combined financial results of Tesoro Logistics LP Predecessor ("TLLP Predecessor"), our predecessor for accounting purposes, for periods presented through April 25, 2011. The TLLP Predecessor includes the financial results of the initial assets acquired from Tesoro during the initial public offering. The unaudited condensed combined consolidated financial results for the three and nine months ended September 30, 2012 and 2011 also include the results of operations for TLLP for the period beginning April 26, 2011, the date TLLP commenced operations.
Effective April 1, 2012, we entered into a transaction (the "Martinez Marine Terminal Acquisition") with Tesoro and Tesoro Logistics GP, LLC ("TLGP") pursuant to which TLLP acquired from Tesoro the Martinez crude oil marine terminal assets (collectively, the "Martinez Crude Oil Marine Terminal"). Effective September 14, 2012, we entered into a transaction (the "Long Beach Assets Acquisition") with Tesoro and TLGP pursuant to which TLLP acquired from Tesoro the Long Beach marine terminal assets and related short-haul pipelines, including the Los Angeles ("LA") short-haul pipelines, (collectively, the "Long Beach Assets"). These transactions were transfers between entities under common control and were accounted for as if the transfers occurred at the beginning of the period presented, and prior periods were retrospectively adjusted to furnish comparative information. Accordingly, the financial information contained herein of the TLLP Predecessor and TLLP has been retrospectively adjusted to include the historical results of the Martinez Crude Oil Marine Terminal for the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011 and the Long Beach Assets for all periods presented through September 14, 2012, the date of the Long Beach Assets Acquisition.

We refer to the historical results of the TLLP Predecessor, the Martinez Crude Oil Marine Terminal and the Long Beach Assets collectively as our "Predecessor(s)." The results of the Martinez Crude Oil Marine Terminal and the Long Beach Assets are included in the Terminalling, Transportation and Storage segment. Our Predecessors did not record revenue for intercompany trucking, terminalling, storage and short-haul pipeline transportation services. See "Overview and Business Strategy" for further information regarding the Acquisitions.

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Important Information Regarding Forward-Looking Statements" on page 47 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
This section should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2011 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in a Form 8-K filed with the Securities and Exchange Commission ("SEC") on May 22, 2012, which retrospectively adjusts our annual historical financial statements to include the activities of the Martinez Crude Oil Marine Terminal.

OVERVIEW AND BUSINESS STRATEGY

We are a fee-based, growth-oriented Delaware limited partnership formed by Tesoro to own, operate, develop and acquire logistics assets. Our logistics assets are integral to the success of Tesoro's refining and marketing operations and are used to gather crude oil and to distribute, transport and store crude oil and refined products. Our assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana, eight refined products terminals in the midwestern and western United States, a crude oil and refined products storage facility and five related short-haul pipelines in Utah and two marine terminals, including storage tanks and related short-haul pipelines in California.

As part of our strategy to make capital investments to expand our existing asset base, we acquired Tesoro's Martinez Crude Oil Marine Terminal, effective April 1, 2012, in the Martinez Marine Terminal Acquisition pursuant to which TLLP purchased the Martinez Crude Oil Marine Terminal from Tesoro in exchange for consideration from TLLP to our general partner, TLGP, of $75.0 million, comprised of $67.5 million in cash financed with borrowings under TLLP's amended revolving credit facility (the "Revolving Credit Facility") and the issuance of equity with a fair value of $7.5 million. The Martinez crude oil marine terminal assets included in the Martinez Marine Terminal Acquisition include a single-berth dock, which has an estimated throughput capacity of approximately 145,000 barrels per day ("bpd"), five associated crude oil storage tanks with a combined capacity of 425,000 barrels, five short-haul pipelines and two firewater tanks with 48,000 barrels of shell capacity.

The single-berth dock and related leasehold improvements are situated on an offshore parcel of land that is currently being leased by Tesoro Refining and Marketing Company ("TRMC") from the California State Lands Commission under a term lease (the "Martinez Terminal Lease"). The Martinez Terminal Lease, related leasehold improvements and the short-haul pipelines will be legally transferred to TLLP when the Martinez Terminal Lease is renewed and extended, and the transfer is approved by the California State Lands Commission. We consider our acquisition date to be April 1, 2012, which is the date we commenced operating the Martinez Crude Oil Marine Terminal under the agreements between the Partnership and Tesoro.

We also acquired Tesoro's Long Beach Assets, effective September 14, 2012, in the Long Beach Assets Acquisition pursuant to which TLLP purchased the Long Beach Assets from Tesoro in exchange for consideration from TLLP to TLGP, of $210.0 million, comprised of $189.0 million in cash financed with borrowings from TLLP's senior notes offering and the issuance of equity with a fair value of $21.0 million. The Long Beach marine terminal includes a wharf with a two-vessel berth dock that receives and loads crude oil, intermediate feedstocks and refined products, six storage tanks with a combined capacity of 235,000 barrels and three related short-haul pipelines that connect our Long Beach marine terminal to Tesoro's Wilmington refinery (the "Wilmington Refinery"). The LA short-haul pipelines consist of two short-haul pipelines that transport refined products from the Wilmington Refinery to other third-party facilities and one short-haul pipeline that is currently leased to a third party. The total throughput capacity for the Long Beach marine terminal is estimated to be approximately 200,000 bpd, and the aggregate short-haul pipeline throughput capacity is estimated to be approximately 70,000 bpd. Tesoro currently leases the Long Beach marine terminal from the City of Long Beach.

Our financial information includes the historical results of our Predecessors (for all periods presented) and the results of TLLP (for the three and nine months ended September 30, 2012 and 2011, beginning April 26, 2011, the date TLLP commenced operations). The financial statements of our Predecessors have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. Most notably, this applies to the revenue associated with the terms of the commercial agreements as our Predecessors did not record revenues for intercompany trucking, terminalling, storage and short-haul pipeline transportation services.

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

Since the closing of the initial public offering (the "Initial Offering") on April 26, 2011, we have been implementing our strategy and goals discussed above to grow our distributable cash flow. Relative to these goals, in 2012 we have:

•	increased throughput at our Los Angeles terminal by 5,000 bpd beginning in February 2012 upon securing permits for higher ethanol volumes;

•
completed the Martinez Marine Terminal Acquisition, effective April 1, 2012, which is expected to add approximately 70,000 bpd of terminalling throughput with a wharf capacity of 145,000 bpd and storage capacity of 425,000 barrels;

•
completed the Long Beach Assets Acquisition, effective September 14, 2012, which is expected to add approximately 130,000 bpd of terminalling throughput, storage capacity of 235,000 barrels and short-haul pipeline capacity of 70,000 bpd; and

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

•
increase our terminalling volumes by 25,000 bpd by year-end 2013 by expanding capacity at our Mandan and Stockton terminals and by growing our third-party services at our Salt Lake City ("SLC"), Boise, Burley, Vancouver and Stockton terminals; and

•	complete the following acquisitions:

◦	the Anacortes, Washington unit train unloading facility, which is expected to deliver up to 50,000 bpd of Bakken crude oil to Tesoro's Washington refinery; and

◦
the integrated logistics system Tesoro intends to purchase from BP as part of the integrated Southern California refining and marketing business including three marine terminals, four land storage terminals, over 100 miles of pipelines (including connected access to the Los Angeles International Airport) and four product marketing terminals.

Commercial Agreements with Tesoro

The Partnership has various long-term, fee-based commercial agreements with Tesoro under which we provide pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products.

The fees under each agreement described below were adjusted effective July 1, 2012. Except for the pipeline transportation services agreement and the amended trucking transportation services agreement, the fees under each agreement were indexed for inflation and increased approximately 3%. The committed and uncommitted tariff rates under the pipeline transportation services agreement were adjusted for an annual escalation of approximately 9%, which included an adjustment for the change in the producer price index for finished goods plus 2.65% as prescribed by the Federal Energy Regulatory Commission's ("FERC") indexing methodology. The adjustment increased the difference between committed and uncommitted rates to $0.12 per barrel. The fees for the amended trucking transportation services agreement were adjusted for an annual escalation, which included increasing the mileage rate by a factor of $0.0085 per barrel mile as a result of a comparison of competitive rates and adjusting the dispatch rate approximately 3% for inflation. The total trucking fee per barrel on individual loads increased to a range of $2.60 to $7.96 per barrel, depending on the length of haul. The uncommitted tank usage fee also increased by approximately 3% for inflation.

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

In addition to the commercial agreements described above, the Partnership entered into the following agreements:

Martinez Terminal Use and Throughput Agreement. The Partnership entered into a 10-year use and throughput agreement with Tesoro in connection with the Martinez Marine Terminal Acquisition, effective April 1, 2012, which obligates Tesoro to transport an average of at least 65,000 bpd of crude oil per month at a throughput and tankage fee of $0.55 per barrel. An excess volume throughput fee of $0.10 per barrel is charged for monthly average volumes in excess of 70,000 bpd. In addition, Tesoro pays a $30,000 per month fee for unlimited use of the refined products pipeline from Tesoro's Martinez refinery to a third-party terminal.

Long Beach Terminal Operating Agreement. The Partnership entered into an operating agreement (the "Operating Agreement") with Tesoro, effective September 14, 2012, which governs the Partnership’s operation of the Long Beach marine terminal on behalf of Tesoro beginning on September 14, 2012 until the later of the date of the: (i) assignment or sublease of the Long Beach terminal lease; or (ii) Partnership's issuance of the Certificate of Financial Responsibility to the California Department of Fish and Game. Under the Operating Agreement, Tesoro will be subject to the same throughput commitments and fees as outlined below in the Long Beach Berth Access, Use and Throughput Agreement.

Long Beach Berth Access, Use and Throughput Agreement. The Partnership entered into a 10-year berth access use and throughput agreement with Tesoro in connection with the Long Beach Assets Acquisition, to be effective on the date of the assignment or sublease of the Long Beach terminal lease (the "Commencement Date"). The agreement obligates Tesoro to transport an average of at least 50,000 bpd of crude oil and refined products per month across the berth at a throughput fee of $0.40 per barrel. Tesoro is also obligated to throughput (i) an average volume of 30,000 bpd of crude oil and refined products between the Long Beach marine terminal and the Wilmington Refinery, each at a fee of $0.10 per barrel, from the Commencement Date through December 31, 2014 and (ii) an average volume of 50,000 bpd of crude oil and refined products per month between the Long Beach marine terminal and the Wilmington Refinery from January 1, 2015 through the termination of the agreement, each at a fee of $0.10 per barrel. Tesoro is subject to (i) a $0.15 per barrel use fee for marine vapor recovery throughput at the Long Beach marine terminal and (ii) a $0.70 per barrel storage and transportation fee based on shell capacity of 235,000 barrels for the use of the six storage tanks.

Transportation Services Agreement (LA short-haul pipelines). The Partnership entered into a 10-year transportation services agreement with Tesoro in connection with the Long Beach Assets Acquisition, under which Tesoro is obligated to throughput an average of at least 15,000 bpd per month of refined petroleum product at a throughput fee of $0.15 per barrel.

Each of these agreements, other than the SLC storage and transportation services agreement, contain minimum volume commitments. The fees under each agreement are adjusted annually on July 1 and, except for the amended trucking transportation services agreement, the agreements give Tesoro the option to renew for two five-year terms. The amended trucking transportation services agreement will renew automatically for one five-year term unless terminated earlier by us or Tesoro. The berth, access, use and throughput agreement associated with the Long Beach marine terminal and the pipeline transportation services agreement associated with the LA short-haul pipelines further allow Tesoro the option to modify the term of the agreements to a twenty-year term by providing notice in accordance with each agreement.

Other Agreements with Tesoro

In addition to the commercial agreements described above, we also entered into, or are contemplating entering into, the following agreements with Tesoro:

Amended and Restated Omnibus Agreement.  The Partnership entered into an omnibus agreement with Tesoro at the closing of the Initial Offering, which was most recently amended on September 14, 2012 in connection with the Long Beach Assets Acquisition (the "Amended Omnibus Agreement"). Certain additional acquisitions from Tesoro, including the assets in the Martinez Marine Terminal Acquisition and the Long Beach Assets Acquisition, are governed by the Amended Omnibus Agreement. The annual administrative services fee payable to Tesoro under the Amended Omnibus Agreement remains $2.5 million. Under the Amended Omnibus Agreement, Tesoro indemnifies us for certain matters including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering on April 26, 2011 and any subsequent acquisitions. The aggregate annual deductible for each type (unknown environmental liabilities, title or tax matters) of liability has been increased from $0.25 million to $0.5 million before we are entitled to indemnification in any calendar year in consideration of the Martinez Marine Terminal Acquisition and the Long Beach Assets Acquisition.

Unit Train Unloading Facility. Tesoro reaffirmed its intention to offer us the Anacortes, Washington unit train unloading facility. The facility, which includes facilities for dedicated trains of rail cars (“unit trains”) and has a permitted capacity to deliver up to 50,000 bpd of Bakken crude oil to Tesoro's Washington refinery, was placed into service in September 2012. Tesoro also announced that it expects to close the sale of the facility to us in the fourth quarter of 2012.

Amended and Restated Operational Services Agreement.  The Partnership entered into an operational services agreement with Tesoro at the closing of the Initial Offering, which was most recently amended on September 14, 2012 in connection with the Long Beach Assets Acquisition (the "Amended Operational Services Agreement"). The Amended Operational Services Agreement considers the additional resources required to operate the Martinez Crude Oil Marine Terminal and the Long Beach Assets, primarily for wharf support and security personnel. As a result, the annual fee we pay Tesoro increased from $0.3 million to $1.7 million for support services performed by certain of Tesoro's field-level employees in support of our pipelines, terminals and storage facilities. In addition, the annual fee for operational services was adjusted, effective July 1, 2012, for an inflation escalation of approximately 3% further increasing the fee to $1.8 million. This fee is in addition to the annual fee payable to Tesoro under the Amended Omnibus Agreement as outlined in the agreement and described above. Tesoro may also provide direct services or incur other direct costs on our behalf. The Partnership will reimburse Tesoro for these costs in accordance with this agreement.

BP Assets in Southern California. Tesoro entered into a purchase and sale agreement with BP West Coast Products, LLC, and certain other sellers to purchase BP's integrated Southern California refining and marketing business (the "BP Acquisition"). Tesoro has indicated that it intends to offer us the integrated logistics system to be acquired in the BP Acquisition in multiple transactions during the first twelve months following the closing of the BP Acquisition. The integrated logistics system, which we believe would provide us with additional regional product distribution capabilities, includes three marine terminals, four land storage terminals, over 100 miles of pipelines (including connected access to the Los Angeles International Airport) and four product marketing terminals. Although Tesoro has indicated it will offer us these assets, it is not obligated to do so.

Non-GAAP Financial Measures

Our management uses a variety of financial and operating metrics to analyze operating segment performance. To supplement our financial information presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), our management uses additional metrics that are known as "non-GAAP" financial metrics in its evaluation of past performance and prospects for the future. These metrics are significant factors in assessing our operating results and profitability and include earnings before interest, income taxes, depreciation and amortization expenses ("EBITDA") and distributable cash flow. We define EBITDA as net income before depreciation and amortization expenses and net interest and financing costs. We define distributable cash flow as EBITDA less net interest and financing costs, maintenance capital expenditures, plus the change in deferred revenue related to shortfall payments, reimbursement by Tesoro for certain maintenance capital expenditures and other reimbursements by Tesoro and non-cash unit-based compensation expense. EBITDA and distributable cash flow are not measures prescribed by U.S. GAAP but are supplemental financial measures that are used by management and may be used by external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

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

We believe that the presentation of EBITDA will provide useful information to investors in assessing our financial condition and results of operations. The U.S. GAAP measures most directly comparable to EBITDA are net income and net cash from operating activities. EBITDA should not be considered as an alternative to U.S. GAAP net income or net cash from operating activities. EBITDA has important limitations as an analytical tool, because it excludes some, but not all, items that affect net income and net cash from operating activities.

We believe that the presentation of distributable cash flow will provide useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance, as it provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating. The U.S. GAAP measure most directly comparable to distributable cash flow is net income. The amounts included in the calculation of distributable cash flow are derived from amounts separately presented in our condensed combined consolidated financial statements, with the exception of deferred revenue related to shortfall payments, maintenance capital expenditures, reimbursement by Tesoro for certain maintenance capital expenditures and other reimbursements by Tesoro.

We also include the results of our operations excluding the results of our Predecessors. We believe that the presentation of our results of operations excluding results of our Predecessors will provide useful information to investors in assessing our financial condition and results of operations. We believe investors want to analyze operations of our business under our current commercial agreements with Tesoro.

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

Factors Affecting the Comparability of Our Financial Results

The Partnership's future results of operations may not be comparable to the Predecessors' historical results of operations for the reasons described below:

Revenues.  There are differences in the way our Predecessors recorded revenues and the way the Partnership records revenues after completion of the Initial Offering and any subsequent acquisitions. Our assets have historically been a part of the integrated operations of Tesoro, and our Predecessors generally recognized only the costs and did not record revenue associated with the trucking, terminalling, storage and short-haul pipeline transportation services provided to Tesoro on an intercompany basis, including the Martinez Crude Oil Marine Terminal and the Long Beach Assets. Accordingly, the revenues in our Predecessors' historical combined financial statements relate only to amounts received from third parties for these services and amounts received from Tesoro with respect to transportation regulated by the FERC and the North Dakota Public Service Commission ("NDPSC") on our High Plains system.

The Partnership's revenues are generated by existing third-party contracts and from commercial agreements we entered into with Tesoro at the closing of the Initial Offering, and subsequent to the Initial Offering, under which Tesoro pays us fees for gathering crude oil and distributing, transporting and storing crude oil and refined products. The commercial agreements with Tesoro are described in "Commercial Agreements with Tesoro."

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

RESULTS OF OPERATIONS

A discussion and analysis of the factors contributing to our results of operations presented below includes the combined financial results of our Predecessors and the consolidated financial results of TLLP. The financial statements, together with the following information, are intended to provide a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Combined Overview

The following table and discussion is a summary of our results of operations for the three and nine months ended September 30, 2012 and 2011, including a reconciliation of EBITDA and distributable cash flow to net income and EBITDA to net cash from operating activities (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES (a)	$43,953	$28,622	$109,101	$57,880
COSTS AND EXPENSES
Operating and maintenance expenses (b)	17,405	10,731	44,500	33,143
Depreciation and amortization expenses	3,202	2,811	8,892	8,449
General and administrative expenses	4,235	2,192	11,542	5,998
Loss on asset disposals	21	—	257	26
Total Costs and Expenses	24,863	15,734	65,191	47,616
OPERATING INCOME	19,090	12,888	43,910	10,264
Interest and financing costs, net	(1,810)	(601)	(3,360)	(1,062)
NET INCOME	17,280	12,287	40,550	9,202
Less: Income (loss) attributable to Predecessors	1,702	(2,840)	331	(13,820)
Net income attributable to partners	15,578	15,127	40,219	23,022
Less: General partner's interest in net income, including incentive distribution rights	842	303	1,436	460
Limited partners' interest in net income	$14,736	$14,824	$38,783	$22,562

Net income per limited partner unit:
Common - basic	$0.55	$0.49	$1.34	$0.74
Common - diluted	$0.54	$0.49	$1.33	$0.74
Subordinated - basic and diluted	$0.41	$0.49	$1.19	$0.74

Weighted average limited partner units outstanding:
Common units - basic	15,553,113	15,254,890	15,424,700	15,254,890
Common units - diluted	15,663,537	15,277,526	15,513,252	15,286,170
Subordinated units - basic and diluted	15,254,890	15,254,890	15,254,890	15,254,890

EBITDA (c)	$22,292	$15,699	$52,802	$18,713
Distributable Cash Flow (c)	$19,473	$10,702	$47,190	$12,541

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reconciliation of EBITDA and Distributable Cash Flow to Net Income:
Net income	$17,280	$12,287	$40,550	$9,202
Add: Depreciation and amortization expenses	3,202	2,811	8,892	8,449
Add: Interest and financing costs, net	1,810	601	3,360	1,062
EBITDA (c)	$22,292	$15,699	$52,802	$18,713
Less: Interest and financing costs, net	1,810	601	3,360	1,062
Less: Maintenance capital expenditures (d)	4,171	4,582	6,925	5,419
Add: Change in deferred revenue related to shortfall payments	(88)	—	179	—
Add: Reimbursement for maintenance capital expenditures (d)	2,396	8	2,928	8
Add: Non-cash unit-based compensation expense	151	178	863	301
Add: Other reimbursements	703	—	703	—
Distributable Cash Flow (c)	$19,473	$10,702	$47,190	$12,541

Reconciliation of EBITDA to Net Cash from Operating Activities:
Net cash from operating activities	$22,225	$13,860	$54,086	$14,244
Less: Changes in assets and liabilities	1,291	(1,571)	2,860	(4,000)
Less: Amortization of debt issuance costs	280	155	664	266
Less: Unit-based compensation expense	151	178	863	301
Less: Loss on asset disposals	21	—	257	26
Add: Interest and financing costs, net	1,810	601	3,360	1,062
EBITDA (c)	$22,292	$15,699	$52,802	$18,713
____________

(a)	Our Predecessors did not record revenues for intercompany trucking, terminalling, storage and short-haul pipeline transportation services.

(b)
Operating and maintenance expenses include imbalance settlement gains of $2.7 million and $3.1 million in the three months ended September 30, 2012 and 2011, respectively, and $7.7 million and $5.5 million in the nine months ended September 30, 2012 and 2011, respectively.

(c)	For a definition of EBITDA and distributable cash flow, see "Non-GAAP Financial Measures."

(d)	Maintenance capital expenditures include expenditures required to maintain equipment, equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations.

The following tables include reconciliations of EBITDA and distributable cash flow to net income and EBITDA to net cash from operating activities for the three months ended September 30, 2012 and 2011, disaggregated to present the results of operations of TLLP, the Martinez Crude Oil Marine Terminal through April 1, 2012 and the Long Beach Assets through September 14, 2012 (in thousands):

	Tesoro Logistics LP (a)	Long Beach Assets (Predecessor)	Three Months Ended September 30, 2012
Reconciliation of EBITDA and Distributable Cash Flow to Net Income:
Net income	$15,578	$1,702	$17,280
Add: Depreciation and amortization expenses	2,908	294	3,202
Add: Interest and financing costs, net	1,810	—	1,810
EBITDA (a)	$20,296	$1,996	$22,292
Less: Interest and financing costs, net	1,810	—	1,810
Less: Maintenance capital expenditures (b)	3,793	378	4,171
Add: Change in deferred revenue related to shortfall payments	(88)	—	(88)
Add: Reimbursement for maintenance capital expenditures (b)	2,396	—	2,396
Add: Non-cash unit-based compensation expense	151	—	151
Add: Other reimbursements	703	—	703
Distributable Cash Flow (a)	$17,855	$1,618	$19,473

Reconciliation of EBITDA to Net Cash from Operating Activities:
Net cash from operating activities	$20,790	$1,435	$22,225
Less: Changes in assets and liabilities	1,860	(569)	1,291
Less: Amortization of debt issuance costs	280	—	280
Less: Unit-based compensation expense	151	—	151
Less: Loss on asset disposals	13	8	21
Add: Interest and financing costs, net	1,810	—	1,810
EBITDA (a)	$20,296	$1,996	$22,292

	Tesoro Logistics LP (a)	Martinez Crude Oil Marine Terminal (Predecessor)	Long Beach Assets (Predecessor)	Three Months Ended September 30, 2011
Reconciliation of EBITDA and Distributable Cash Flow to Net Income (Loss):
Net income (loss)	$15,127	$(2,166)	$(674)	$12,287
Add: Depreciation and amortization expenses	2,017	510	284	2,811
Add: Interest and financing costs, net	601	—	—	601
EBITDA (a)	$17,745	$(1,656)	$(390)	$15,699
Less: Interest and financing costs, net	601	—	—	601
Less: Maintenance capital expenditures (b)	260	3,867	455	4,582
Add: Reimbursement for maintenance capital expenditures (b)	8	—	—	8
Add: Non-cash unit-based compensation expense	178	—	—	178
Distributable Cash Flow (a)	$17,070	$(5,523)	$(845)	$10,702

Reconciliation of EBITDA to Net Cash from (used in) Operating Activities:
Net cash from (used in) operating activities	$15,832	$(1,268)	$(704)	$13,860
Less: Changes in assets and liabilities	(1,645)	388	(314)	(1,571)
Less: Amortization of debt issuance costs	155	—	—	155
Less: Unit-based compensation expense	178	—	—	178
Add: Interest and financing costs, net	601	—	—	601
EBITDA (a)	$17,745	$(1,656)	$(390)	$15,699
_____________

(a)	See "Non-GAAP Financial Measures" for a definition of EBITDA and distributable cash flow and for information regarding the presentation of our disaggregated results of operations.

(b)	Maintenance capital expenditures include expenditures required to maintain equipment, equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations.

Summary

Our net income for the three months ended September 30, 2012 ("2012 Quarter") increased $5.0 million, or 41%, to $17.3 million from $12.3 million for the three months ended September 30, 2011 ("2011 Quarter"). The increase in net income was primarily due to an increase in revenues of $15.3 million, or 54%, to $44.0 million principally attributable to an increase in throughput volumes in terminalling, trucking and pipeline and $4.3 million in higher revenue from the new commercial agreements with Tesoro for the Martinez Crude Oil Marine Terminal and the Long Beach Assets. The increase in revenue was partially offset by:

•	an increase in operating and maintenance expenses of $6.7 million, or 62%, mainly related to higher contract hauler expenses and repairs and maintenance expenses; and

•
an increase in general and administrative expenses of $2.0 million, or 93%, as a result of increased cost allocations of certain direct employee costs including additional operational administrative resources utilized for management and growth of our assets and the effect of Amended Operational Services Agreement expenses. In addition, costs of $0.6 million associated with the Long Beach Assets Acquisition are included in general and administrative expenses.

Our net income for the nine months ended September 30, 2012 ("2012 Period") increased $31.4 million to $40.6 million from $9.2 million for the nine months ended September 30, 2011 ("2011 Period"). The increase in net income was primarily due to an increase in revenues of $51.2 million, or 88%, to $109.1 million mainly attributable to the effect of the new commercial agreements with Tesoro, including an increase of $7.5 million for the Martinez Crude Oil Marine Terminal and the Long Beach Assets, and an increase in throughputs in terminalling, trucking, pipeline and transportation. The increase in revenue was partially offset by:

•
an increase in operating and maintenance expenses of $11.4 million, or 34%, mainly related to higher contract hauler expenses and repairs and maintenance expenses partially offset by an increase in imbalance settlement gains attributable to the commercial terminalling services agreement with Tesoro that went into effect at the time of the Initial Offering; and

•
an increase in general and administrative expenses of $5.5 million, or 92%, as a result of increased cost allocations of certain direct employee costs related to additional operational administrative resources utilized for management and growth of our assets, expenses associated with TLLP unit-based compensation and the effect of Amended Omnibus Agreement and Amended Operational Services Agreement expenses. In addition, costs of $1.0 million and $0.6 million associated with the Martinez Marine Terminal Acquisition and the Long Beach Assets Acquisition, respectively, are included in general and administrative expenses.

Crude Oil Gathering Segment

The following table and discussion is an explanation of our results of operations of the Crude Oil Gathering segment for the three and nine months ended September 30, 2012 and 2011 (in thousands, except barrel and per barrel amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Pipeline revenues	$9,193	$7,412	$23,822	$19,281
Trucking revenues (a)	11,654	6,377	27,200	10,766
Total Revenues	20,847	13,789	51,022	30,047
COSTS AND EXPENSES
Operating and maintenance expenses (b)	12,029	5,998	27,711	15,874
Depreciation and amortization expenses	916	785	2,482	2,355
General and administrative expenses	1,046	386	2,364	821
Gain on asset disposals	—	—	—	(10)
Total Costs and Expenses	13,991	7,169	32,557	19,040
CRUDE OIL GATHERING SEGMENT OPERATING INCOME	$6,856	$6,620	$18,465	$11,007
VOLUMES (bpd)
Pipeline throughput (c)	69,147	59,530	62,973	57,171
Average pipeline revenue per barrel (d)	$1.45	$1.35	$1.38	$1.24
Trucking volume	42,821	23,879	34,543	23,066
Average trucking revenue per barrel (a) (d)	$2.96	$2.90	$2.87	$1.71
_____________

(a)
Our Predecessors did not record revenues for intercompany trucking, terminalling, storage and short-haul pipeline transportation services. Volumes for all periods presented include both affiliate and third-party throughput.

(b)
Operating and maintenance expenses include imbalance settlement gains of $1.4 million and $1.0 million in the three months ended September 30, 2012 and 2011, respectively, and $3.9 million and $3.4 million in the nine months ended September 30, 2012 and 2011, respectively.

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Volumes. Average pipeline throughput volumes increased 9,617 bpd, or 16%, primarily as a result of demand driven by the expansion at Tesoro's North Dakota refinery and the addition of new connections with non-affiliate carriers in the 2012 Period. Trucking throughput volumes increased 18,942 bpd, or 79%, as a result of higher demand in support of Tesoro's strategy to move Bakken crude oil to its North Dakota refinery and alternate locations.

Financial Results. Revenues increased $7.0 million, or 51%, to $20.8 million for the 2012 Quarter compared to $13.8 million in the 2011 Quarter. Pipeline and trucking revenues increased $1.8 million and $5.2 million, respectively, compared to the 2011 Quarter primarily as a result of higher throughput volumes as discussed above.

Operating and maintenance expenses increased $6.0 million to $12.0 million in the 2012 Quarter compared to $6.0 million in the 2011 Quarter predominantly attributable to a $4.2 million increase in contract hauler expenses due to higher trucking volumes, a $0.7 million increase in repairs and maintenance expenses related to pipeline projects and a $0.6 million increase associated with increased expenses for additional operational employees and employee related costs.

Depreciation and amortization expenses increased $0.1 million, or 17%, to $0.9 million in the 2012 Quarter compared to $0.8 million in the 2011 Quarter as a result of costs associated with assets placed in service, including the Rangeland connection project, during the 2012 Period.

General and administrative expenses increased $0.7 million to $1.0 million in the 2012 Quarter compared to the 2011 Quarter due to increased expenses for certain allocated employee related costs.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Volumes. Average pipeline throughput volumes increased 5,802 bpd, or 10%, primarily as a result of demand driven by higher throughput volumes in the 2012 Period at Tesoro's North Dakota refinery and the addition of new connections with non-affiliate carriers. Trucking throughput volumes increased 11,477 bpd, or 50%, as a result of higher demand in support of Tesoro's strategy to move Bakken crude oil to its North Dakota refinery and alternate locations.

Financial Results. Revenues increased $21.0 million, or 70%, to $51.0 million for the 2012 Period compared to $30.0 million in the 2011 Period. Trucking revenues increased $16.4 million from the 2011 Period to the 2012 Period primarily as a result of higher volumes combined with the trucking transportation services agreement with Tesoro that went into effect at the closing of the Initial Offering. The TLLP Predecessor generally recognized only the costs and did not record revenue associated with trucking services provided to Tesoro on an intercompany basis. Accordingly, revenues in the Crude Oil Gathering segment through the date of the Initial Offering, April 26, 2011, relate only to amounts received from third parties and Tesoro with respect to transportation regulated by the FERC and the NDPSC on our High Plains system. In addition, pipeline revenues increased $4.6 million in the 2012 Period primarily due to an increase in pipeline volumes and higher committed rates that went into effect at the time of the Initial Offering related to the 10-year pipeline transportation services agreement.

Operating and maintenance expenses increased $11.8 million, or 75%, to $27.7 million in the 2012 Period compared to $15.9 million in the 2011 Period predominantly attributable to a $7.4 million increase in contract hauler expenses due to higher trucking volumes, $3.2 million higher expenses associated with increased expenses for additional operational employees and employee related costs and a $1.8 million increase in repairs and maintenance expenses related to pipeline projects.

Depreciation and amortization expenses increased $0.1 million, or 5%, to $2.5 million in the 2012 Period compared to $2.4 million in the 2011 Period as a result of expenses associated with assets placed in service, including the Rangeland connection project, during the 2012 Period.

General and administrative expenses increased $1.5 million to $2.4 million in the 2012 Period compared to the 2011 Period due to increased expenses for certain allocated employee related costs. The TLLP Predecessor general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services. Although Tesoro continues to charge the Partnership a similar combination of direct charges, the amounts allocated increased as a result of additional operational administrative resources utilized for management and growth of our assets.

Terminalling, Transportation and Storage Segment

The following table and discussion is an explanation of our results of operations of the Terminalling, Transportation and Storage segment, including the historical results of the Martinez Crude Oil Marine Terminal and the Long Beach Assets, for the three and nine months ended September 30, 2012 and 2011 (in thousands, except barrel and per barrel amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES (a)
Terminalling revenues	$19,887	$11,776	$48,804	$22,467
Short-haul pipeline transportation revenues	1,838	1,718	5,216	3,076
Storage revenues	1,381	1,339	4,059	2,290
Total Revenues	23,106	14,833	58,079	27,833
COSTS AND EXPENSES
Operating and maintenance expenses (b)	5,376	4,733	16,789	17,269
Depreciation and amortization expenses	2,286	2,026	6,410	6,094
General and administrative expenses	1,103	675	2,468	1,558
Loss on asset disposals	21	—	257	36
Total Costs and Expenses	8,786	7,434	25,924	24,957
TERMINALLING, TRANSPORTATION AND STORAGE SEGMENT OPERATING INCOME	$14,320	$7,399	$32,155	$2,876
VOLUMES (bpd)
Terminalling throughput	373,709	328,960	329,514	309,530
Average terminalling revenue per barrel (a) (c)	$0.58	$0.39	$0.54	$0.27
Short-haul pipeline transportation throughput	90,286	93,052	92,124	90,371
Average short-haul pipeline transportation revenue per barrel (a) (c)	$0.22	$0.20	$0.21	$0.12
Storage capacity reserved (shell capacity barrels)	878,000	878,000	878,000	878,000
Storage revenue per barrel on shell capacity (per month) (a) (c)	$0.52	$0.51	$0.51	$0.50

____________

(a)
Our Predecessors did not record revenues for intercompany trucking, terminalling, storage and short-haul pipeline transportation services. Volumes for all periods presented include both affiliate and third-party throughput.

(b)
Operating and maintenance expenses include imbalance settlement gains of $1.3 million and $2.1 million in the three months ended September 30, 2012 and 2011, respectively and $3.8 million and $2.1 million in the nine months ended September 30, 2012 and 2011, respectively.

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

The following tables include the results of operations of the Terminalling, Transportation and Storage segment for TLLP for the three months ended September 30, 2012 and 2011, disaggregated to present the results of operations of TLLP, the Martinez Crude Oil Marine Terminal through April 1, 2012 and the Long Beach Assets through September 14, 2012 (in thousands):

	Tesoro Logistics LP (a)	Long Beach Assets (Predecessor)	Three Months Ended September 30, 2012
REVENUES
Terminalling revenues	$16,852	$3,035	$19,887
Short-haul pipeline transportation revenues	1,765	73	1,838
Storage revenues	1,381	—	1,381
Total Revenues	19,998	3,108	23,106
COSTS AND EXPENSES
Operating and maintenance expenses (b)	4,354	1,022	5,376
Depreciation and amortization expenses	1,992	294	2,286
General and administrative expenses	1,021	82	1,103
Loss on asset disposals	13	8	21
Total Costs and Expenses	7,380	1,406	8,786
TERMINALLING, TRANSPORTATION AND STORAGE SEGMENT OPERATING INCOME	$12,618	$1,702	$14,320
VOLUMES (bpd)
Terminalling throughput	260,090
Average terminalling revenue per barrel (c)	$0.70
Short-haul pipeline transportation throughput	74,216
Average short-haul pipeline transportation revenue per barrel (c)	$0.26
Storage capacity reserved (shell capacity barrels)	878,000
Storage revenue per barrel on shell capacity (per month) (c)	$0.52

	Tesoro Logistics LP (a)	Martinez Crude Oil Marine Terminal (Predecessor)	Long Beach Assets (Predecessor)	Three Months Ended September 30, 2011
REVENUES
Terminalling revenues	$10,371	$—	$1,405	$11,776
Short-haul pipeline transportation revenues	1,628	—	90	1,718
Storage revenues	1,339	—	—	1,339
Total Revenues	13,338	—	1,495	14,833
COSTS AND EXPENSES
Operating and maintenance expenses (b)	1,384	1,561	1,788	4,733
Depreciation and amortization expenses	1,232	510	284	2,026
General and administrative expenses	483	95	97	675
Loss on asset disposals	—	—	—	—
Total Costs and Expenses	3,099	2,166	2,169	7,434
TERMINALLING, TRANSPORTATION AND STORAGE SEGMENT OPERATING INCOME (LOSS)	$10,239	$(2,166)	$(674)	$7,399
VOLUMES (bpd)
Terminalling throughput	144,997
Average terminalling revenue per barrel (c)	$0.78
Short-haul pipeline transportation throughput	69,658
Average short-haul pipeline transportation revenue per barrel (c)	$0.25
Storage capacity reserved (shell capacity barrels)	878,000
Storage revenue per barrel on shell capacity (per month) (c)	$0.51
____________

(a)	See "Non-GAAP Financial Measures" for information regarding the presentation of our disaggregated results of operations.

(b)	Operating and maintenance expenses include imbalance settlement gains of $1.3 million and $2.1 million in the three months ended September 30, 2012 and 2011, respectively.

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Volumes. Terminalling throughput volumes increased 44,749 bpd, or 14%, in the 2012 Quarter compared to the 2011 Quarter as a result of increased utilization at the Los Angeles terminal due to the movement of Tesoro's volumes from third-party assets as a result of revised ethanol throughput limits and higher demand at the Long Beach marine terminal and the Martinez Crude Oil Marine Terminal. Short-haul pipeline transportation throughput volumes decreased 2,766 bpd, or 3%, in the 2012 Quarter compared to the 2011 Quarter as a result of lower throughput volumes in the 2012 Quarter on the LA short-haul pipelines.

Financial Results. Revenues increased $8.3 million, or 56%, to $23.1 million in the 2012 Quarter compared to $14.8 million in the 2011 Quarter primarily as a result of higher terminalling throughput volumes discussed above. In addition, the new terminalling agreements that went into effect in connection with the Martinez Marine Terminal Acquisition and the Long Beach Assets Acquisition accounted for approximately $3.7 million and $0.6 million, respectively, of the increase in revenues over the 2011 Quarter. Our Predecessors did not record revenue for intercompany terminalling, storage and short-haul pipeline transportation services, therefore there was no revenue recognized on volumes throughput by Tesoro prior to the acquisitions.

Operating and maintenance expenses increased $0.7 million, or 14%, to $5.4 million in the 2012 Quarter from $4.7 million in the 2011 Quarter primarily as a result of a $0.8 million decrease in imbalance settlement gains attributable to the commercial terminalling services agreement with Tesoro that went into effect at the time of the Initial Offering, $0.7 million in environmental accruals related to the Martinez Crude Oil Marine Terminal and the Long Beach Assets that were recognized in the 2011 Quarter and a $0.6 million increase in repairs and maintenance expenses. The liabilities associated with the Martinez Crude Oil Marine Terminal and Long Beach Assets were retained by Tesoro at the closing of the Martinez Marine Terminal Acquisition and the Long Beach Assets Acquisition, respectively.

Depreciation and amortization expenses increased $0.3 million, or 13%, to $2.3 million in the 2012 Quarter from $2.0 million in the 2011 Quarter primarily as a result of expenses associated with assets placed in service related to various projects during the 2012 Period.

General and administrative expenses increased $0.4 million, or 63%, to $1.1 million in the 2012 Quarter compared to $0.7 million in the 2011 Quarter due to increased expenses for certain allocated employee related costs.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Volumes. Terminalling throughput volumes increased 19,984 bpd, or 6%, in the 2012 Period compared to the 2011 Period as a result of higher demand at our refined product terminals and our Long Beach marine terminal. Utilization increased at the Los Angeles terminal due to the movement of Tesoro's volumes from third-party assets to our assets. The increase in volumes was partially offset by lower volumes at the Martinez Crude Oil Marine Terminal due to a scheduled turnaround at Tesoro's Martinez refinery in the 2012 Period. Short-haul pipeline transportation throughputs increased 1,753 bpd, or 2%, in the 2012 Period compared to the 2011 Period as a result of higher throughput volumes in the 2012 Period at Tesoro's Utah refinery.

Financial Results. Revenues increased $30.3 million to $58.1 million in the 2012 Period compared to $27.8 million in the 2011 Period primarily attributable to the new master terminalling services, SLC pipeline transportation services and SLC storage and transportation services agreements with Tesoro that went into effect at the time of the Initial Offering. In addition, the new terminalling agreements that went into effect in connection with the Martinez Marine Terminal Acquisition and the Long Beach Assets Acquisition accounted for approximately $6.9 million and $0.6 million, respectively, of the increase in revenues over the 2011 Period. Our Predecessors did not record revenue for intercompany terminalling, storage and short-haul pipeline transportation services, therefore there was no revenue recognized on volumes throughput by Tesoro prior to the Initial Offering or the acquisitions. Accordingly, our Predecessors' revenues relate only to amounts received from third parties for these services.

Operating and maintenance expenses decreased $0.5 million, or 3%, to $16.8 million in the 2012 Period from $17.3 million in the 2011 Period primarily as a result of an increase of $1.7 million in imbalance settlement gains attributable to the commercial terminalling services agreement with Tesoro that went into effect at the time of the Initial Offering. The imbalance settlement gains were partially offset by a $1.4 million increase in the cost of purchased additives that had not previously been allocated to the Predecessors but are an operating expense for the Partnership subsequent to the Initial Offering. The injection of these additives is considered an ancillary service provided by our terminals as outlined in our commercial agreements.

Depreciation and amortization expenses increased $0.3 million, or 5%, to $6.4 million in the 2012 Period from $6.1 million in the 2011 Period as a result of expenses associated with assets placed in service related to various projects during the 2012 Period.

General and administrative expenses increased $0.9 million, or 58%, to $2.5 million in the 2012 Period compared to $1.6 million in the 2011 Period due to increased expenses for certain allocated employee related costs. Our Predecessors' general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services. Although Tesoro continues to charge the Partnership a similar combination of direct charges, the amounts allocated increased as a result of additional operational administrative resources utilized for management and growth of our assets.

The loss on asset disposals increased to $0.3 million in the 2012 Period due to losses recognized related to the retirement of certain assets at our Martinez Crude Oil Marine Terminal.

CAPITAL RESOURCES AND LIQUIDITY

Our primary cash requirements are for funding capital expenditures, meeting operational needs and paying distributions to our partners. The Partnership expects our ongoing sources of liquidity to include cash generated from operations, reimbursement by Tesoro for certain maintenance capital expenditures, borrowings under the Revolving Credit Facility, and issuances of debt and additional equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements, acquisition-related requirements and at least the minimum quarterly cash distributions.

We filed a shelf registration statement with the SEC on May 22, 2012, to provide the ability to raise up to $500.0 million by offering common units through one or more prospectus supplements that would describe, among other things, the specific amounts and prices of the common units offered and the terms of the offering. Unless otherwise indicated in the applicable prospectus supplement, any proceeds from the sale of such common units will be used for general business purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

On October 5, 2012, we closed an offering of 4,255,000 common units, including 555,000 common units issued pursuant to the exercise of the underwriter's over-allotment option on October 2, 2012, representing limited partner interests at a public offering price of $41.80 per unit. These common units were issued pursuant to our shelf registration statement, as supplemented by the prospectus supplement filed with the SEC on October 3, 2012. The Partnership intends to use the net proceeds of $170.7 million, including the proceeds from the exercise of the underwriter's over-allotment option, for general partnership purposes. Subsequent to this offering, we have the ability to raise up to an additional $322.1 million under our shelf registration statement.

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2011	$0.3625	$1.45	$11,286	February 13, 2012	February 3, 2012
March 31, 2012	0.3775	1.51	11,832	May 14, 2012	May 4, 2012
June 30, 2012	0.4100	1.64	12,960	August 14, 2012	August 3, 2012
September 30, 2012 (a)	0.4550	1.82	16,966	November 14, 2012	November 2, 2012
_____________
(a) This distribution was declared on October 17, 2012 and will be paid on the date of distribution. Total cash distribution includes the general partner's incentive distribution rights.

We intend to pay a quarterly distribution of at least $0.3375 per unit per quarter, which equates to $12.2 million per quarter, or$48.8 million per year, based on the number of common, subordinated and general partner units outstanding. We do not have a legal obligation to pay this distribution.

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

Revolving Credit Facility

Our Revolving Credit Facility was amended most recently on August 17, 2012 to revise certain coverage and leverage ratios. Effective March 30, 2012, pursuant to the terms of the original agreement, we amended the agreement to exercise our option to increase the total loan availability from $150.0 million to an aggregate of $300.0 million. The amendment also allows us to request that the availability be increased up to an aggregate of $450.0 million, subject to receiving increased commitments from the lenders.

The Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings are available under the Revolving Credit Facility up to the total available revolving capacity of the facility. As of September 30, 2012, we had no borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused credit availability of $299.7 million, or 99%, of the borrowing capacity. The Revolving Credit Facility is scheduled to mature on April 25, 2014.

The Revolving Credit Facility, at September 30, 2012, was subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
TLLP Revolving Credit Facility (a)	0.21%	2.50%	3.25%	1.50%	0.50%
____________
(a) We have the option to elect if the borrowings will bear interest at either a base rate plus the base rate margin, or a Eurodollar rate, for the applicable period, plus the Eurodollar margin at the time of the borrowing. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate.

Senior Notes

Effective September 14, 2012, the Partnership completed a private offering of $350.0 million aggregate principal amount of 5.875% Senior Notes due 2020 (the "Senior Notes"). The proceeds of this offering were used to fund our acquisition of the Long Beach Assets and repay the outstanding balance on our Revolving Credit Facility, with the remaining amounts to be used for general partnership purposes.

The Senior Notes have no sinking fund requirements. We may redeem some or all of the Senior Notes prior to October 1, 2016 at a make-whole price plus accrued and unpaid interest. On or after October 1, 2016, the Senior Notes may be redeemed at premiums equal to 2.938% through October 1, 2017; 1.469% from October 1, 2017 through October 1, 2018; and at par thereafter, plus accrued and unpaid interest in all circumstances. We will have the right to redeem up to 35% of the aggregate principal amount at 105.875% of face value with proceeds from certain equity issuances through October 1, 2015.

The Senior Notes are subject to a registration rights agreement under which we have agreed to exchange the notes for registered publicly-traded notes having substantially identical terms as the Senior Notes. The Senior Notes also contain customary terms, events of default and covenants. The Senior Notes are unsecured and guaranteed by all of our domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer of the Senior Notes.

The Revolving Credit Facility and Senior Notes contain covenants that, among other things, limit or restrict the Partnership's ability (as well as the ability of our subsidiaries) to:

•	incur additional indebtedness and incur liens on assets to secure certain debt;

•	pay and make certain restricted payments;

•	make distributions from our subsidiaries;

•	dispose of assets;

•	in the case of the Revolving Credit Facility, make certain amendments, modifications or supplements to organization documents and material contracts;

•	in the case of the Revolving Credit Facility, engage in certain business activities;

•	engage in certain mergers or consolidations and transfers of assets; and

•	enter into transactions with affiliates.

We do not believe that these limitations will restrict our ability to pay distributions. Additionally, the Revolving Credit Facility contains covenants that require TLLP to maintain certain interest coverage and leverage ratios. We submit compliance certifications to the bank quarterly, and we were in compliance with our debt covenants as of September 30, 2012.

Cash Flow Summary

Components of our cash flows are set forth below (in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash Flows From (Used In):
Operating Activities	$54,086	$14,244
Investing Activities	(20,068)	(7,518)
Financing Activities	2,930	11,030
Increase in Cash and Cash Equivalents	$36,948	$17,756

Operating Activities. Net cash from operating activities increased $39.9 million to $54.1 million in the 2012 Period compared to $14.2 million for the 2011 Period. The increase in net cash from operating activities was related to higher revenues as a result of our commercial agreements executed concurrent with and subsequent to the Initial Offering and the Martinez Marine Terminal Acquisition.

Investing Activities. Net cash used in investing activities for the 2012 Period increased $12.6 million to $20.1 million compared to $7.5 million in the 2011 Period related to higher capital expenditures in the 2012 Period including various expansion capital projects discussed below under "Capital Expenditures." The affiliate reimbursement of $5.3 million included in cash from investing activities for the 2012 Period is the reimbursement for the gathering hub and pipeline project for the new Connolly station on our High Plains Pipeline.

Financing Activities. Net cash provided by financing activities for the 2012 Period was $2.9 million compared to $11.0 million for the 2011 Period. The net cash provided by financing activities in the 2012 Period included $350.0 million in proceeds from the Senior Notes offering and $68.0 million borrowed under our Revolving Credit Facility. We paid $256.5 million in exchange for assets included in the Martinez Marine Terminal Acquisition and the Long Beach Assets Acquisition with the proceeds of the borrowing under the Revolving Credit Facility and the Senior Notes offering. In addition, we used a portion of the remaining proceeds of the Senior Notes offering to repay the outstanding balance of $118.0 million on our Revolving Credit Facility. We paid quarterly cash distributions totaling $36.1 million in the 2012 Period, and we paid $7.9 million in financing costs during the 2012 Period.

Historically, the Predecessors' sources of liquidity included cash generated from operations and funding from Tesoro. Cash receipts were deposited in Tesoro's bank accounts and all cash disbursements were made from those accounts. The Sponsor contribution of $0.6 million and $14.0 million included in cash from financing activities for the 2012 Period and 2011 Period, respectively, was the funding of the net loss of the Predecessors.

Capital Expenditures

The Partnership's operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations as well as to maintain assets and ensure regulatory compliance. The cost estimates described below are subject to further review, analysis and permitting requirements and include estimates for capitalized interest and labor. Our capital requirements consist of maintenance and expansion capital expenditures. Maintenance capital expenditures include expenditures required to maintain equipment reliability and integrity and to address regulatory compliance. Expansion capital expenditures include expenditures to acquire or construct new assets and to expand existing facilities or services that may increase throughput capacity on our pipelines and in our terminals or increase storage capacity at our storage facilities. Tesoro reimburses us for projects covered under the Amended Omnibus Agreement, which provides for reimbursement of various projects in progress at the time the Partnership acquired the assets from Tesoro. In addition, Tesoro may reimburse us for certain capital expenditures as required by various other agreements between the Partnership and Tesoro.

Capital spending during the 2012 Quarter and 2011 Quarter was $12.5 million and $6.8 million, respectively. Capital spending during the 2012 Period and 2011 Period was $26.6 million and $9.0 million, respectively. Capital spending for the 2012 and 2011 Periods includes spending related to our Predecessors of $2.2 million and $4.8 million, respectively. For the remainder of 2012, we estimate that total capital expenditures will be approximately $17.2 million for both maintenance and expansion capital projects, which includes projects to expand our crude oil gathering capabilities and terminalling capacity. We anticipate that these capital expenditures will be funded primarily with cash generated from operations, reimbursement by Tesoro for certain capital expenditures and borrowings under our Revolving Credit Facility.

The following table is a summary of our capital expenditures for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expansion	$8,331	$2,183	$19,638	$3,531
Maintenance	4,171	4,582	6,925	5,419
Total Capital Expenditures	$12,502	$6,765	$26,563	$8,950

Our 2012 Quarter, Period and full-year expected capital spending amounts are comprised of the following project categories:

Project Category	Percent of 2012 Quarter Capital Spending	Percent of 2012 Period Capital Spending	Percent of 2012 Expected Capital Spending
Expansion	67%	74%	68%
Maintenance	33%	26%	32%

Maintenance capital expenditures. Maintenance capital spending in the 2012 Period increased $1.5 million to $6.9 million compared to $5.4 million in the 2011 Period primarily related to various projects at the Martinez Crude Oil Marine Terminal and SLC and Anchorage terminals. We estimate that our maintenance capital expenditures for the remainder of 2012 will be approximately $7.0 million for anticipated capital projects primarily related to maintenance at our Martinez Crude Oil Marine Terminal, Long Beach marine terminal, and SLC and Stockton terminals. Approximately $4.8 million of the remaining 2012 anticipated maintenance capital expenditures is expected to be reimbursed by Tesoro.

Expansion capital expenditures. Expansion capital spending in the 2012 Period increased $16.1 million to $19.6 million compared to $3.5 million in the 2011 Period primarily related to 2012 expenditures for pipeline gathering projects, the gathering hub and pipeline project for the new Connolly station on our High Plains Pipeline, the establishment of a direct connection to Rangeland Energy, LLC's crude oil loading terminal and pipeline facility in North Dakota from our High Plains system, the expansion of storage capacity at the Stockton terminal and the addition of ethanol blending capabilities at the SLC terminal. Amounts expended for the Connolly project and SLC ethanol blending project are reimbursed to us by Tesoro. We estimate that our expansion capital expenditures for the remainder of 2012 will be approximately $10.2 million.

Expansion Capital Spending Plan

The following discussion describes our expansion capital spending plan, which is subject to further review and analysis and includes estimates for capitalized interest and labor costs:

Our overall strategy in the Crude Oil Gathering segment is focused on growth projects in the Bakken region that increase the utilization of our existing capacity, expand our pipeline gathering system, increase our pipeline capacity, add additional origins to and destinations from our pipeline system and lower our overall costs. In the Terminalling, Transportation and Storage segment, we expect to grow volumes of our product terminals by approximately 25,000 bpd by year-end 2013 through capital investment designed to increase our throughput capacity. We expect to achieve this growth target, even with the elimination of a project at the Los Angeles terminal. Additionally, a project for waxy crude offloading at our SLC terminal, originally planned for 2013, with throughput of 20,000 bpd has been rescheduled for 2014 to coincide with planned maintenance downtime at Tesoro's SLC refinery, and the upgrade of the Los Angeles terminal to allow for offloading of transmix has been removed from our capital spending plans to reflect changes in current market conditions.

Our expansion capital spending plan consists of the following projects:

	Expansion Capital Spending 2012 Period	Expected Capital Spending for Remainder of 2012	Expected Completion Date
OPERATING SEGMENTS
CRUDE OIL GATHERING
Various growth plan projects (a)	$8.3	$2.4	2012-2013
High Plains expansion (b)	2.1	0.1	substantially complete
Connolly gathering hub (c)	1.5	0.1	substantially complete
Rangeland interconnect (d)	1.1	—	complete
CRUDE OIL GATHERING SEGMENT EXPANSION PROJECTS	$13.0	$2.6

TERMINALLING, TRANSPORTATION AND STORAGE
Stockton terminal storage (e)	$3.9	$3.2	2013
New terminal expansion projects (f)	2.2	4.4	2012-2013
Burley ethanol blending (g)	0.5	—	complete
TERMINALLING, TRANSPORTATION AND STORAGE SEGMENT EXPANSION PROJECTS	$6.6	$7.6
TOTAL GROWTH PROJECTS	$19.6	$10.2
_____________

(a)	Includes various projects to expand our pipeline gathering system and increase our ability to deliver volumes to Tesoro's North Dakota refinery and to third-party destinations.

(b)	The High Plains expansion project includes additional truck unloading, tankage and pumping capacity on the High Plains system to support the expansion of Tesoro's North Dakota refinery.

(c)
The Connolly project involves building a new gathering hub and an initial gathering pipeline at the Connolly station in support of our efforts to grow our pipeline gathering network on the High Plains system. Amounts expended for the Connolly project are reimbursed to us by Tesoro.

(d)
Tesoro has a long-term agreement with Rangeland Energy, LLC for access to their crude oil loading terminal and pipeline facility in North Dakota including a direct connection from the Partnership's High Plains system. The facility was placed in service during the second quarter of 2012.

(e)	The Stockton terminal expansion will add storage capacity that will allow for an increase in volume delivered through the terminal for a total investment of approximately $10.0 million.

(f)
The new terminal expansion projects include approximately $8.5 million of capital on new projects to expand the throughput capacity at our Vancouver and Mandan terminals and offer new services at several of our terminals including Vancouver, Stockton, Los Angeles, Mandan and SLC. Amounts expended for the SLC ethanol blending project are reimbursed to us by Tesoro.

(g)	The addition of ethanol blending capabilities at our Burley terminal was completed in the first quarter of 2012.

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

Environmental Liabilities.  Contamination resulting from spills of crude oil and refined products is not unusual within the petroleum refining, terminalling or pipeline industries. Historic spills along our pipelines, gathering systems and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater. Site conditions, including soils and groundwater, are being evaluated at our properties where operations have resulted in releases of hydrocarbons and other wastes. A number of our properties have known hydrocarbon or other hazardous material contamination in soil and groundwater, particularly our Anchorage terminal, Martinez Crude Oil Marine Terminal and SLC terminal. See our discussion of the Amended Omnibus Agreement below for more information regarding the indemnification of certain environmental matters.

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

The accrued liabilities recorded at the time of the Initial Offering and those related to the Martinez Crude Oil Marine Terminal and the Long Beach Assets at the time of the acquisitions are included in our Predecessors' combined financial statements. Liabilities were recorded when site restoration and environmental remediation and cleanup obligations were considered probable and could be reasonably estimated. Environmental liabilities of $3.9 million were accrued as of December 31, 2011, for groundwater and soil remediation projects at our Martinez Crude Oil Marine Terminal and our Long Beach Assets. The liabilities associated with the Martinez Crude Oil Marine Terminal and Long Beach Assets were retained by Tesoro at the closing of the Martinez Marine Terminal Acquisition and the Long Beach Assets Acquisition, respectively.

Under the Amended Omnibus Agreement, Tesoro indemnifies us for certain matters including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering on April 26, 2011, the Martinez Marine Terminal Acquisition on April 1, 2012 and the Long Beach Assets Acquisition on September 14, 2012. With respect to assets that we acquired from Tesoro, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of purchase.

Under the Amended Omnibus Agreement, the aggregate annual deductible for each type (unknown environmental liabilities or title matters) of liability was increased from $0.25 million to $0.5 million before we are entitled to indemnification in any calendar year in consideration of the Martinez Marine Terminal Acquisition and the Long Beach Assets Acquisition. In addition, with respect to our assets that we acquired from Tesoro, we have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of such assets that occur after the closing of the Initial Offering or any subsequent acquisitions and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities.

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

Although we believe the assumptions upon which these forward-looking statements are made are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	the suspension, reduction or termination of Tesoro's obligation under our commercial agreements and our operational services agreement;

•	changes in global economic conditions and the effects of the global economic downturn on Tesoro's business and the business of its suppliers, customers, business partners and credit lenders;

•	a material decrease in Tesoro's profitability;

•	a material decrease in the crude oil produced in the Bakken Shale/Williston Basin area;

•	disruptions due to equipment interruption or failure at our facilities, Tesoro's facilities or third-party facilities on which Tesoro's business is dependent;

•	changes in the expected timing, structure and benefits of our transactions relating to Tesoro's sale of its Anacortes unit train unloading facility;

•
changes in the expected timing, structure or benefits of TRMC’s pending acquisition of BP’s Southern California refining and marketing business, or the timing, value of assets and benefits from the anticipated offer from TRMC to us of the integrated logistics system to be acquired in that acquisition;

•	the risk of contract cancellation, non-renewal or failure to perform by Tesoro's customers, and Tesoro's inability to replace such contracts and/or customers;

•	Tesoro's ability to remain in compliance with the terms of its outstanding indebtedness;

•	the timing and extent of changes in commodity prices and demand for Tesoro's refined products;

•	actions of customers and competitors;

•	changes in our cash flow from operations;

•
state and federal environmental, economic, health and safety, energy and other policies and regulations, including those related to climate change and any changes therein, and any legal or regulatory investigations, delays or other factors beyond our control;

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined products;

•	earthquakes or other natural disasters affecting operations;

•	changes in capital requirements or in execution of planned capital projects;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	changes in the cost or availability of third-party vessels, pipelines and other means of delivering and transporting crude oil, feedstocks and refined products;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	weather conditions affecting our or Tesoro's operations or the areas in which Tesoro markets its refined products;

•	seasonal variations in demand for refined products;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any accruals, which affect us or Tesoro;

•	risks related to labor relations and workplace safety;

•	changes in insurance markets impacting costs and the level and types of coverage available; and

•	political developments.

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

Interest Rate Risk

We utilize fixed-rate long-term debt obligations and other borrowings, which are subject to market risk from changes in interest rates. Changes in interest rates affect the interest expense we incur on our variable-rate debt, and the fair value of our fixed-rate debt. These changes also affect the rates used to discount liabilities, which could result in lower or higher accretion expense over time. The fair value of our fixed-rate long-term debt was estimated using quoted market prices and the carrying value and fair value were approximately $350.0 million and $358.8 million, respectively at September 30, 2012. Debt that we incur under our revolving credit facility bears interest at a variable rate and exposes us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. As of September 30, 2012, we had no borrowings under our revolving credit facility. Any change in interest rates would affect cash flows, but not the fair value of the debt we incur under our revolving credit facility.

We do not currently have in place any hedges or forward contracts to reduce our exposure to interest rate risks; however, we continue to monitor the market and our exposure, and in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations.

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

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring companies to file reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K did not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In California, Assembly Bill 32 (“AB 32”) created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emissions levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard (“LCFS”) to achieve emissions reduction targets. The LCFS became effective in January 2010 and requires a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. In 2011, the California Air Resources Board (“CARB”) approved cap-and-trade requirements, and all of AB 32 related regulations are to be fully implemented by 2020. In December 2011, a court ruled the LCFS unconstitutional. CARB has appealed the decision. On April 23, 2012, the U.S. 9th Circuit Court of Appeals stayed the lower court's preliminary injunction of CARB's enforcement of the standard pending the appeal. We cannot predict the ultimate outcome of the court's ruling on the LCFS, and the implementation and implications of AB 32 will take many years to realize. Consequently, we cannot currently predict its impact on our financial position, results of operations and liquidity.

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

We may be unsuccessful in integrating the operations of the assets we have acquired or of any future acquisitions or in realizing all or any part of the anticipated benefits of any such acquisitions. Additionally, our anticipated acquisitions may not occur within our anticipated timeframe or at all.

From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. For example, effective April 1, 2012, we acquired the Martinez crude oil marine terminal assets and, effective September 14, 2012, we acquired the Long Beach marine terminal assets and related short-haul pipelines, including the Los Angeles short-haul pipelines, (collectively, the "Long Beach Assets"). The acquisition component of our growth strategy depends on the successful integration of acquisitions. We face numerous risks and challenges to successful integration of acquired businesses, including the following:

•	the potential for unexpected costs, delays and challenges that may arise in integrating acquisitions into our existing business;

•
limitations on our ability to realize the expected cost savings and synergies from an acquisition, including the Martinez crude oil marine terminal assets and the Long Beach Assets acquired from Tesoro Refining and Marketing Company ("TRMC");

•	challenges related to integrating acquired operations that have management teams and company cultures that differ from our own;

•	challenges related to the integration of businesses that operate in new geographic areas, including difficulties in identifying and gaining access to customers in new markets;

•	difficulties of managing operations outside of our existing core business, which may require development of additional skills and competencies; and

•
discovery of previously unknown liabilities following an acquisition associated with the acquired business or assets for which we cannot receive reimbursement under applicable indemnification provisions.

In addition, we may not be able to consummate any of our expected acquisitions within our desired or anticipated timeframes or at all. While Tesoro has indicated its intent to offer us TRMC’s newly constructed unit train facility in Anacortes, as well as the integrated logistics system that TRMC expects to acquire in the BP Acquisition, we cannot provide assurances that the parties will be able to mutually agree upon a purchase price and other terms or that such transactions will occur or be consummated within the anticipated timeframes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 2, 2012, Tesoro Logistics LP (the "Partnership") issued general partner and common units totaling $7.5 million in fair value to Tesoro Logistics GP, LLC ("TLGP"), our general partner, as part of the consideration for the acquisition of the Martinez crude oil marine terminal assets. The equity is comprised of 206,362 common units and 4,212 general partner units.

On September 14, 2012, the Partnership issued general partner and common units totaling $21.0 million in fair value to TLGP as part of the consideration for the acquisition of the Long Beach marine terminal assets and related short-haul pipelines, including the Los Angeles short-haul pipelines. The equity is comprised of 462,825 common units and 9,446 general partner units.

These transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. Further details related to the general partner and common unit issuances can be found in the Partnership's Current Reports on Form 8-K filed on April 3, 2012 and September 17, 2012.

ITEM 6. EXHIBITS
(a)Exhibits

Exhibit Number	Description of Exhibit
3.1
Joinder and Amendment Agreement of Tesoro Logistics GP, LLC, effective April 1, 2012, between Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

3.2
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, effective September 14, 2012, between Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

4.1
Indenture, effective September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference herein to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

4.2
Registration Rights Agreement, effective September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and Wells Fargo Securities, LLC, as representative of the several initial purchasers (incorporated by reference herein to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

10.1
Contribution, Conveyance and Assumption Agreement, effective April 1, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Company's Current report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.2
Contribution Conveyance and Assumption Agreement, effective September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Company's Current report on Form 8-K filed on September 17, 2012, File No. 1-35143).

10.3
Amended and Restated Omnibus Agreement, effective April 1, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.4
Amendment No. 1 to the Amended and Restated Omnibus Agreement, effective September 14, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

10.5
Amendment and Restatement of Schedules to the Amended and Restated Omnibus Agreement, effective September 14, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

10.6
Amended and Restated Operational Services Agreement, effective April 1, 2012, among Tesoro Companies, Inc., Tesoro Refining and Marketing Company, Tesoro Alaska Company, Tesoro Logistics GP LLC, Tesoro Logistics Operations LLC and Tesoro High Plains Pipeline Company LLC (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.7
Amendment and Restatement of Schedules to the Amended and Restated Operational Services Agreement, effective September 14, 2012, among Tesoro Companies, Inc., Tesoro Refining and Marketing Company, Tesoro Alaska Company, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC and Tesoro High Plains Pipeline Company LLC (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

10.8
Amorco Marine Terminal Use and Throughput Agreement, effective April 1, 2012, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.9
Long Beach Berth Access Use and Throughput Agreement, effective September 14, 2012, between Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

10.10
Long Beach Operating Agreement, effective September 14, 2012, between Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

Exhibit Number	Description of Exhibit
10.11
Transportation Services Agreement (LAR Short-Haul Pipelines), effective September 14, 2012, among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

10.12
Amendment No. 1 and Joinder to Credit Agreement, dated as of March 30, 2012, among Tesoro Logistics LP, certain subsidiaries of Tesoro Logistics LP party thereto, Bank of America, N.A., as administrative agent and L/C Issuer and the lenders party thereto (incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.13
Amendment No. 2 to Credit Agreement, dated as of August 17, 2012, among Tesoro Logistics LP, certain subsidiaries of Tesoro Logistics LP party thereto, Bank of America, N.A. as administrative agent and L/C Issuer and the lenders party thereto (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2012, File No. 1-35143).

#10.14
Tesoro Logistics LP Non-Employee Director Compensation Program (incorporated by reference herein to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, File No. 1-35143).

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

TESORO LOGISTICS LP

		By:	Tesoro Logistics GP, LLC
Its general partner

Date:	November 6, 2012	By:	/s/ GREGORY J. GOFF
Gregory J. Goff
Chairman of the Board of Directors and Chief Executive Officer

Date:	November 6, 2012	By:	/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Director, Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1
Joinder and Amendment Agreement of Tesoro Logistics GP, LLC, effective April 1, 2012, between Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

3.2
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, effective September 14, 2012, between Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

4.1
Indenture, effective September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference herein to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

4.2
Registration Rights Agreement, effective September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and Wells Fargo Securities, LLC, as representative of the several initial purchasers (incorporated by reference herein to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

10.1
Contribution, Conveyance and Assumption Agreement, effective April 1, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Company's Current report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.2
Contribution Conveyance and Assumption Agreement, effective September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Company's Current report on Form 8-K filed on September 17, 2012, File No. 1-35143).

10.3
Amended and Restated Omnibus Agreement, effective April 1, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.4
Amendment No. 1 to the Amended and Restated Omnibus Agreement, effective September 14, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

10.5
Amendment and Restatement of Schedules to the Amended and Restated Omnibus Agreement, effective September 14, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

10.6
Amended and Restated Operational Services Agreement, effective April 1, 2012, among Tesoro Companies, Inc., Tesoro Refining and Marketing Company, Tesoro Alaska Company, Tesoro Logistics GP LLC, Tesoro Logistics Operations LLC and Tesoro High Plains Pipeline Company LLC (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.7
Amendment and Restatement of Schedules to the Amended and Restated Operational Services Agreement, effective September 14, 2012, among Tesoro Companies, Inc., Tesoro Refining and Marketing Company, Tesoro Alaska Company, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC and Tesoro High Plains Pipeline Company LLC (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

10.8
Amorco Marine Terminal Use and Throughput Agreement, effective April 1, 2012, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.9
Long Beach Berth Access Use and Throughput Agreement, effective September 14, 2012, between Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

10.10
Long Beach Operating Agreement, effective September 14, 2012, between Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

Exhibit Number	Description of Exhibit
10.11
Transportation Services Agreement (LAR Short-Haul Pipelines), effective September 14, 2012, among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

10.12
Amendment No. 1 and Joinder to Credit Agreement, dated as of March 30, 2012, among Tesoro Logistics LP, certain subsidiaries of Tesoro Logistics LP party thereto, Bank of America, N.A., as administrative agent and L/C Issuer and the lenders party thereto (incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.13
Amendment No. 2 to Credit Agreement, dated as of August 17, 2012, among Tesoro Logistics LP, certain subsidiaries of Tesoro Logistics LP party thereto, Bank of America, N.A. as administrative agent and L/C Issuer and the lenders party thereto (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2012, File No. 1-35143).

#10.14
Tesoro Logistics LP Non-Employee Director Compensation Program (incorporated by reference herein to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, File No. 1-35143).

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