Form 10-K
period 2012-12-31
TESORO LOGISTICS LP
filed 2013-02-28
CIK 1507615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Yes ☑ No  ☐
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
At June 30, 2012, the aggregate market value of common limited partner units held by non-affiliates of the registrant was approximately $506 million based upon the closing price of its common units on the New York Stock Exchange Composite tape. The registrant had 30,271,933 common units, 15,254,890 subordinated units and 929,086 general partner units outstanding at February 21, 2013.
DOCUMENTS INCORPORATED BY REFERENCE: None

TESORO LOGISTICS LP
ANNUAL REPORT ON FORM 10-K
This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are "forward-looking" and subject to uncertainties. See "Important Information Regarding Forward-Looking Statements" on page 46.
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

GENERAL

Tesoro Logistics LP ("TLLP" or the "Partnership") is a Delaware limited partnership formed in December 2010 by Tesoro Corporation ("Tesoro" or our "Sponsor") and its wholly owned subsidiary, Tesoro Logistics GP, LLC ("TLGP"), our general partner. Unless the context otherwise requires, references to "Tesoro" refer collectively to our Sponsor and its subsidiaries, other than TLLP, its subsidiaries and its general partner. In April 2011, we completed our initial public offering (the "Initial Offering") of 14,950,000 common units representing limited partner interests.

The Partnership includes the assets, liabilities and results of operations of certain crude oil gathering assets and crude oil and refined products terminalling, transportation and storage assets, previously operated and owned by Tesoro Alaska Company, Tesoro Refining & Marketing Company LLC ("TRMC") and Tesoro High Plains Pipeline Company LLC.  Prior to completion of the Initial Offering, the assets, liabilities and results of operations of the aforementioned assets related to Tesoro Logistics LP Predecessor (the "TLLP Predecessor"). See Notes K and O to our consolidated combined financial statements in Item 8 for additional information on our properties and operating segments.

Website Access to Reports and Other Information

Our principal executive offices are located at 19100 Ridgewood Parkway, San Antonio, Texas 78259-1828, and our telephone number is (210) 626-6000. Our common units trade on the New York Stock Exchange under the symbol TLLP. We file reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public on the SEC's Internet site at http://www.sec.gov and our website at http://www.tesorologistics.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may receive a copy of our Annual Report on Form 10-K, including the financial statements, free of charge by writing to Tesoro Logistics LP, Attention: Investor Relations, 19100 Ridgewood Parkway, San Antonio, Texas 78259-1828. We also post our corporate governance guidelines, code of business conduct and our Board of Directors' Audit Committee charter on our website.

OVERVIEW

We are a fee-based, growth-oriented Delaware limited partnership formed by Tesoro to own, operate, develop and acquire logistics assets. Our logistics assets are integral to the success of Tesoro's refining and marketing operations and are used to gather crude oil and to distribute, transport and store crude oil and refined products. Our assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana (the "Bakken Region"), eight refined products terminals in the midwestern and western United States, a crude oil and refined products storage facility and five related short-haul pipelines in Utah, two marine terminals, including storage tanks and related short-haul pipelines in California and a rail car unloading facility in Washington.

We generate revenue by charging fees for gathering, transporting and storing crude oil and for terminalling, transporting and storing crude oil and refined products. Since we do not own any of the crude oil or refined products that we handle nor engage in the trading of crude oil or refined products, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customers' operations. In 2012, 91% of our total revenue was derived from Tesoro under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

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

2012 Developments

We entered into the following transactions, during 2012, with Tesoro and TLGP pursuant to which we acquired from Tesoro the following assets:

•
effective April 1, 2012, we entered into a transaction (the "Martinez Marine Terminal Acquisition") to purchase the Martinez crude oil marine terminal assets (collectively, the "Martinez Crude Oil Marine Terminal") for total consideration of $75.0 million;

•
effective September 14, 2012, we entered into a transaction (the "Long Beach Assets Acquisition") to purchase the Long Beach marine terminal assets and related short-haul pipelines, including the Los Angeles short-haul pipelines, (collectively, the "Long Beach Assets") for total consideration of $210.0 million; and

•
effective November 15, 2012, we entered into a transaction (the "Anacortes Rail Facility Acquisition") to purchase the Anacortes rail car unloading facility assets (collectively, the "Anacortes Rail Facility") for total consideration of $180.0 million.

These transactions (collectively referred to as "Acquisitions from Tesoro") were transfers between entities under common control. Accordingly, the information contained herein of the TLLP Predecessor and TLLP has been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition. We refer to the TLLP Predecessor, and, prior to each acquisition date, the Martinez Crude Oil Marine Terminal, the Long Beach Assets and the Anacortes Rail Facility collectively as our "Predecessor(s)." Our financial information includes the historical results of our Predecessors (for all periods presented) and the results of TLLP beginning April 26, 2011, the date TLLP commenced operations. Our financial results may not be comparable as our Predecessor(s) recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "Factors Affecting the Comparability of Our Financial Results" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 on page 52 for further information.

Northwest Products System Acquisition. On December 6, 2012, we executed definitive agreements to purchase Chevron Pipe Line Company's and Northwest Terminalling Company's (collectively, "Chevron") northwest products system (the "Northwest Products System") for a total purchase price of $400.0 million. The transaction is subject to regulatory approval and is expected to close late in the first quarter or early in the second quarter of 2013. The Partnership paid a deposit of $40.0 million upon execution of the purchase agreements, which may be retained by Chevron upon certain contract termination events.

The Northwest Products System consists of a 760-mile Federal Energy Regulatory Commission ("FERC")-regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington, and a separate five-mile jet fuel pipeline to the Salt Lake City International Airport. It also includes certain assets of the Northwest Terminalling Company consisting of the Boise and Pocatello, Idaho and Pasco, Washington refined products terminals. The common carrier pipeline's rates are grandfathered and are subject to the same standards and procedures as our High Plains Pipeline. The common carrier pipeline receives product from five refineries and one pipeline in the Salt Lake City area and is the primary transportation option from Salt Lake City to Pocatello, Boise, Pasco and Spokane. Delivery volumes on the pipeline system averaged approximately 84,000 bpd in 2011. The terminals have a total storage capacity of 1.3 million barrels and delivered approximately 51,000 bpd in 2011. The operations of the Northwest Products System will be reported in our Terminalling, Transportation and Storage segment upon closing.

Carson Assets in Southern California. On August 8, 2012, Tesoro entered into a purchase and sale agreement with BP West Coast Products, LLC, and certain other sellers to purchase BP's integrated Southern California refining and marketing business, including the Carson refinery, an integrated logistics system and various other assets (the "Carson Acquisition"). Tesoro has indicated that it intends to offer us the integrated logistics system in multiple transactions during the first twelve months following the closing of the Carson Acquisition with the goal that the first transaction will coincide with Tesoro's closing of the Carson Acquisition. The integrated logistics system (the "Carson Assets"), which we believe will provide us with additional regional product distribution capabilities, includes three marine terminals, four land storage terminals, over 100 miles of pipelines (including connected access to the Los Angeles International Airport) and four product marketing terminals. Although Tesoro has indicated it will offer us these assets, it is not obligated to do so.

Organizational Structure

The following simplified diagram depicts our organizational structure as of December 31, 2012:

On January 14, 2013, we closed a registered public offering of 9,775,000 common units, including 1,275,000 common units issued pursuant to the exercise of the underwriter's over-allotment option on January 9, 2013, representing limited partner interests. In addition, on January 14, 2013, we issued 199,490 general partner units to TLGP to maintain a 2% interest in the partnership. After the January offering and issuance of general partner units, Tesoro had a 38% ownership interest in the Partnership, including its 2% general partnership interest.

Assets and Operations

Our operations are organized into two segments:

Crude Oil Gathering.  Our crude oil gathering system in the Bakken Region, which we refer to as our High Plains system, gathers and transports crude oil produced in the Williston Basin, including production from the Bakken Shale formation.

Terminalling, Transportation and Storage.  We own and operate eight refined products terminals in the midwestern and western United States, a crude oil and refined products storage facility and five related short-haul pipelines in Utah, two marine terminals, including storage tanks and related short-haul pipelines in California and a rail car unloading facility in Washington.

Revenues related to each segment accounted for the following percentages of our total revenues. The percentages disclosed below include both TLLP and Predecessors revenue for 2012 and 2011 and includes only Predecessors revenue for 2010. We have included information in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II to present the results of our operations excluding the results of our Predecessors.

	2012	2011	2010
Crude Oil Gathering			Predecessors
Pipeline	21%	31%	68%
Trucking (a)	25%	21%	—

Terminalling, Transportation and Storage (a)
Terminalling	46%	39%	31%
Pipeline transportation	5%	5%	1%
Storage	3%	4%	—
____________
(a) Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling, Transportation and Storage segment or for trucking services in the Crude Oil Gathering segment for the TLLP Predecessor prior to the Initial Offering or for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition.

The following provides an overview of our assets and operations in relation to the assets of Tesoro:

Commercial Agreements with Tesoro

Tesoro accounted for 91% and 89% of our total revenues in the years ended December 31, 2012 and 2011, respectively. Historically, Tesoro was a customer of the Crude Oil Gathering segment and accounted for 67% of our Predecessors' total revenues in the year ended December 31, 2010. These percentages are not comparable as no revenue was recorded for the Predecessors for transactions with Tesoro in the Terminalling, Transportation and Storage segment or for trucking services in the Crude Oil Gathering segment prior to the Initial Offering and the subsequent acquisitions.

We have various long-term, fee-based commercial agreements with Tesoro under which we provide pipeline transportation, trucking, terminal distribution and storage services to Tesoro. We believe the terms and conditions under these agreements, as well as our other agreements with Tesoro described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. These commercial agreements with Tesoro include:

	Initiation Date	Term	Renewals	Term Modification Option	Termination Provisions
					Refinery Shutdown Notice Period (a)	Force Majeure
Pipeline Transportation Services Agreement	April 2011	10 years	2 x 5 years		12 months	Tesoro Logistics can declare (unilateral)
Amended Trucking Transportation Services Agreement	April 2011	5 years	1 x 5 years		12 months
Master Terminalling Agreement	April 2011	10 years	2 x 5 years		12 months
Salt Lake City Storage and Transportation Services Agreement	April 2011	10 years	2 x 5 years		12 months
Salt Lake City Pipeline Transportation Services Agreement	April 2011	10 years	2 x 5 years		12 months
Martinez Marine Terminal Use and Throughput Agreement	April 2012	10 years	2 x 5 years		12 months
Long Beach Berth Access, Use and Throughput Agreement	September 2012	10 years	2 x 5 years	20 years	12 months
Los Angeles Short-haul Pipeline Agreement	September 2012	10 years	2 x 5 years	20 years	12 months
Anacortes Track Use and Throughput Agreement	November 2012	10 years	2 x 5 years		N/A
____________
(a) Fixed minimum volumes remain in effect during routine turnarounds.

Other Agreements with Tesoro

In addition to the commercial agreements described above, we also entered into the following agreements with Tesoro:

Second Amended and Restated Omnibus Agreement.  The Partnership entered into an omnibus agreement with Tesoro under which Tesoro agrees not to compete with us under certain circumstances. The agreement has been amended for each acquisition from Tesoro including the most recent November 15, 2012 amendment, which was entered into in connection with the Anacortes Rail Facility Acquisition (the "Second Amended Omnibus Agreement"). It also grants us a right of first offer to acquire certain of Tesoro's retained logistics assets, including certain terminals, pipelines, docks, storage facilities and other related assets located in California, Alaska and Washington. Further, the Second Amended Omnibus Agreement addresses our payment of an annual fee, in the amount of $2.5 million, to Tesoro for the provision of various general and administrative services. Tesoro also reimburses the Partnership for certain maintenance and expansion capital expenditures that are recorded as capital contributions.

Under the Second Amended Omnibus Agreement, Tesoro indemnifies us for certain matters including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering in April 2011 and the subsequent acquisitions. See "Environmental Regulations" below for further discussion of the indemnification under the Second Amended Omnibus Agreement.

Amended and Restated Operational Services Agreement.  The Partnership entered into an operational services agreement with Tesoro at the closing of the Initial Offering. The agreement has been amended for each acquisition from Tesoro including the November 15, 2012 amendment, which was entered into in connection with the Anacortes Rail Facility Acquisition (the "Amended Operational Services Agreement"). In addition, the annual fee for operational services that was in place prior to the November 2012 amendment was adjusted, effective July 1, 2012, for an inflation escalation of approximately 3%. Under the Amended Operational Services Agreement, the annual fee we pay Tesoro is $2.0 million for support services performed by certain of Tesoro's field-level employees in support of our pipelines, terminals and storage facilities. This fee is in addition to the annual fee payable to Tesoro under the Second Amended Omnibus Agreement as outlined in the agreement and described above. Tesoro may also provide direct services or incur other direct costs on our behalf. The Partnership will reimburse Tesoro for these costs in accordance with this agreement.

PROPERTIES

Our principal properties are described below under the captions "Crude Oil Gathering" and "Terminalling, Transportation and Storage." We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. We are the lessee under a number of cancellable and non-cancellable operating leases for certain properties including land, terminals, right-of-way permits and other operating facilities used in the gathering, transporting and storing of crude oil and the terminalling, transporting and storing of crude oil and refined products. See "Contractual Obligations" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note K to our combined consolidated financial statements in Item 8 for additional information on future commitments related to our properties.

Under the Second Amended Omnibus Agreement, Tesoro, through certain of its subsidiaries, indemnifies us for certain environmental liabilities and title and tax matters associated with the ownership or operation of our assets and arising at or before the closing of the Initial Offering and the subsequent acquisitions.

Crude Oil Gathering

Our High Plains system consists of our crude oil pipelines and trucking operations in the Bakken Region. Our High Plains system gathers and transports crude oil from various production locations in this area for transportation to Tesoro's North Dakota refinery and other destinations in the Bakken Region. The following table details the average aggregate daily number of barrels of crude oil transported on our High Plains system in each of the periods indicated. Tesoro was the shipper of substantially all of these barrels.

	Years Ended December 31,
	2012	2011	2010	2009	2008
			Predecessors	Predecessors	Predecessors
Crude oil transported through (bpd):
Pipelines (a)	66,615	57,900	50,695	52,806	54,737
Trucking	37,537	24,059	23,305	22,963	23,752
____________

(a) Also includes barrels that were gathered and then delivered into our High Plains Pipeline by truck.

Pipeline Operations.  We own and operate a common carrier crude oil gathering and transportation system consisting of approximately 700 miles of gathering and trunk lines in North Dakota and Montana (the "High Plains Pipeline"), which gather and transport crude oil. Tesoro is currently the primary shipper on our High Plains Pipeline, with the Partnership supplying all of the crude oil transported to and processed at Tesoro's North Dakota refinery. We expanded the capacity of our pipelines to increase our ability to deliver volumes to Tesoro's North Dakota refinery during 2012.

The following map shows the locations of the pipelines in our High Plains system and related connection points to third-party pipelines.
Trucking Operations.  As part of our High Plains system, we manage an expanding truck-based crude oil gathering operation. This operation uses a combination of proprietary and third-party trucks, all of which we dispatch and schedule. These trucks gather crude oil from well sites or nearby collection points in the Bakken Region and deliver it to our High Plains system and third-party destinations. We charge per-barrel tariffs and service fees for picking up and transporting crude oil, for dispatching and scheduling proprietary and third-party trucks and for use of our field unloading tanks.

Terminalling, Transportation and Storage

Our eight refined products terminals receive refined products from pipelines connected to Tesoro's Wilmington, Martinez, Utah, Washington, North Dakota and Alaska refineries, as well as third-party refineries, and provide storage and truck loading services to Tesoro and third parties, who in turn deliver refined products to retail outlets and other end-users. Our crude oil marine terminal in Martinez, California receives crude oil from third-party vessels for delivery to Tesoro's Martinez refinery and a third-party terminal. We receive crude oil and intermediate feedstocks and transport refined products through our marine terminal in Long Beach, California for delivery between third-party vessels and Tesoro's Wilmington refinery. We deliver refined product from Tesoro's Wilmington refinery to third-party facilities through the Los Angeles short-haul pipelines. Our rail car unloading facility in Anacortes, Washington receives crude oil from unit trains for delivery to Tesoro's Washington refinery. We also own a storage facility that receives and stores refined products and crude oil for Tesoro's Utah refinery and five related crude oil and refined products short-haul pipelines.

We generate terminalling, transportation and storage revenues by charging our customers fees for:

•	transferring refined products from terminals to trucks and barges;

•	delivering crude oil from third-party vessels to refineries and third-party terminals;

•	transporting crude oil for Tesoro from third-party crude oil pipelines to our Salt Lake City storage facility;

•	transporting refined products from Tesoro's Utah and Wilmington refineries;

•	providing third-party transportation services on one of our Los Angeles short-haul pipelines;

•	providing ancillary services, including ethanol blending and additive injection, and for barge loading or unloading fees; and

•	storing crude oil and refined products for Tesoro in support of Tesoro's Utah refinery.

Our refined products terminals are supplied by both Tesoro-owned and third-party common carrier pipelines, as well as by pipelines directly from Tesoro refineries, and, in some cases, by truck or barge. Our marine terminals are supplied by third-party vessels for delivery, and our rail car unloading facility receives crude oil transported on unit trains, which are owned or leased by third parties. The tables below set forth the total average throughput for our crude oil and refined products terminals and transportation services on our crude oil and refined products pipelines for each of the periods presented.

	Years Ended December 31,
	2012	2011	2010	2009	2008
			Predecessors	Predecessors	Predecessors
Crude oil and refined products terminalled for (bpd): (a)
Tesoro	270,212	236,747	202,422	214,466	228,935
Third parties	74,219	77,639	70,544	71,788	77,479
Total	344,431	314,386	272,966	286,254	306,414
Crude oil and refined products terminalled at (bpd):
Long Beach, California	120,270	118,260	110,058	112,285	117,313
Martinez, California	66,412	62,119	48,958	60,834	76,233
Wilmington, California	49,042	41,583	35,286	33,603	32,696
Salt Lake City, Utah (a)	28,998	29,309	25,457	26,802	26,074
Mandan, North Dakota	15,789	13,852	9,963	9,300	9,213
Anchorage, Alaska	14,388	14,243	15,132	14,914	14,704
Vancouver, Washington	12,579	11,139	8,432	10,089	10,824
Anacortes, Washington	11,259	—	—	—	—
Boise, Idaho	11,107	10,068	7,677	7,598	8,295
Stockton, California	9,438	9,220	8,526	7,160	7,053
Burley, Idaho	5,149	4,593	3,477	3,669	4,009
Total crude oil and refined products	344,431	314,386	272,966	286,254	306,414
Total crude oil and refined products (barrels, in thousands)	126,062	114,751	99,633	104,483	112,148
Transportation volumes (bpd):
Crude oil	41,747	41,501	39,389	42,561	46,457
Refined products	47,110	49,220	45,603	41,461	53,772
Total	88,857	90,721	84,992	84,022	100,229
____________
(a) Does not include our Salt Lake City storage facility or our interconnecting pipelines between the storage facility and Tesoro's Utah refinery.

The following table outlines the locations of our crude oil and refined products terminals and their storage capacities, supply source, mode of delivery and maximum daily terminalling available capacity.

Terminal Location	Products Handled	Storage Capacity (Shell barrels) (a)	Supply Source	Mode of Delivery	Maximum Daily Available Terminalling Capacity (bpd)
Crude oil and refined products terminals:
Long Beach, California	Crude Oil; Intermediate feedstocks; Gasoline; Diesel; Jet fuel	254,000	Vessel	Pipeline	200,000
Martinez, California	Crude Oil	475,700	Vessel	Pipeline	145,000
Wilmington, California	Gasoline; Diesel	6,000	Refinery	Truck	52,000
Salt Lake City, Utah (b)	Gasoline; Diesel; Jet Fuel	18,000	Refinery	Truck	42,000
Mandan, North Dakota	Gasoline; Diesel; Jet Fuel	—	Refinery	Truck	22,500
Anchorage, Alaska (c)	Gasoline; Diesel; Jet Fuel; Avgas	883,000	Pipeline; Barge	Truck; Barge; Pipeline	63,000
Vancouver, Washington (d)	Gasoline; Diesel	298,000	Pipeline; Barge	Truck; Barge	24,500
Anacortes, Washington	Crude Oil	—	Rail Car	Rail Car	50,000
Boise, Idaho	Gasoline; Diesel; Jet Fuel	254,000	Pipeline	Truck	22,500
Stockton, California	Gasoline; Diesel	66,000	Refinery	Truck	10,300
Burley, Idaho	Gasoline; Diesel	126,000	Pipeline	Truck	12,000
Total crude oil and refined products		2,380,700			643,800
____________

(a)	Includes storage capacity for refined products and ethanol only; excludes additive storage for gasoline and diesel.

(b)	Does not include our Salt Lake City storage facility or our short-haul pipelines.
(c) Maximum daily available terminalling capacity includes approximately 30,000 bpd by truck, 23,000 bpd by barge and 10,000 bpd by pipeline.

(d)	Maximum daily available terminalling capacity includes approximately 20,000 bpd by truck and 4,500 bpd by barge.

Long Beach, California Terminal. The Long Beach marine terminal includes a wharf with a two-vessel berth dock that receives and loads crude oil, intermediate feedstocks and refined products, six storage tanks with a combined capacity of 254,000 barrels for the storage of intermediate and refined products and three related pipelines that connect our Long Beach marine terminal to Tesoro's Wilmington refinery. Tesoro currently leases the Long Beach marine terminal from the City of Long Beach, which expires in 2032.

Martinez, California Terminal. The Martinez Crude Oil Marine Terminal is located near Tesoro's Martinez refinery and consists of a single-berth dock, five crude oil storage tanks with a combined capacity of 475,700 barrels and related pipelines that receive crude oil from third-party vessels for delivery to the refinery and a third-party terminal.

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

Wilmington, California Terminal. We own and operate a terminal adjacent to Tesoro's Wilmington refinery. The terminal receives gasoline and diesel directly from Tesoro's Wilmington refinery. Additives, including ethanol, are received by truck and delivered into tanks at the terminal. Refined products received at this terminal are distributed through our four-bay truck loading rack. This terminal includes approximately 6,000 barrels of ethanol storage capacity. We do not have refined product storage capacity at this terminal.

Salt Lake City, Utah Terminal. We own and operate a terminal adjacent to Tesoro's Utah refinery. The terminal has the ability to receive refined products, including gasoline, diesel and jet fuel, directly from Tesoro's Utah refinery. The terminal also receives ethanol by truck, which is subsequently blended into finished gasoline. Refined products received and ethanol blended into gasoline at this terminal are sold locally and regionally by Tesoro and third parties through our five-bay truck loading rack. The terminal also has combined capacity of 18,000 barrels for the storage of gasoline and ethanol.

Mandan, North Dakota Terminal. We own and operate a terminal located at Tesoro's North Dakota refinery. The terminal consists of a truck loading rack, which includes three light product bays and one residual fuel bay which receive product directly from Tesoro's North Dakota refinery. We do not have refined product storage capacity at this terminal.

Anchorage, Alaska Terminal. Our Anchorage, Alaska terminal sits on leased property at two adjacent locations within the Port of Anchorage. A portion of the terminal is on land that is leased by Tesoro from the Alaska Railroad Corporation through December 31, 2016. Tesoro may renew the lease for up to two additional five-year terms. We sublease this portion of the terminal from Tesoro under the same expiration and renewal terms. The remainder of the terminal sits on land that we lease from the Municipality of Anchorage through June 30, 2014. This terminal has the ability to receive refined products, including gasoline, diesel and jet fuel, from Tesoro's Alaska refinery through the Tesoro Alaska Pipeline, a state-regulated common carrier pipeline owned by Tesoro and from marine vessels through the Port of Anchorage petroleum docks. The terminal also has a rail rack that is leased to a third party. It can hold and unload ten rail cars, is equipped with two offloading pumps and is connected to a pipeline that runs to a neighboring third-party jet fuel storage facility. Refined products received at the terminals are sold locally by Tesoro and others through two separate two-bay truck loading racks, through third-party barges loaded at a Port of Anchorage dock or through pipelines to a third-party storage facility. The terminal also has 25 storage tanks, with combined capacity of 883,000 barrels for the storage of jet fuel, gasoline, avgas (a high-octane aviation fuel), diesel and transmix.

Vancouver, Washington Terminal. Our Vancouver, Washington terminal is leased from the Port of Vancouver under a 10-year lease expiring in 2016, with two 10-year renewal options. We receive gasoline and distillates at this terminal from Tesoro's Washington refinery through a third-party common carrier pipeline. We also have access to a marine dock owned by the Port of Vancouver under a non-preferential berthing agreement. This berthing agreement allows us to receive gasoline and distillates from Tesoro's Washington refinery and third-party sources through barge deliveries and to transport those refined products to the terminal on proprietary interconnecting pipelines. In addition, we receive ethanol at the terminal via railcars and trucks. Refined products received at this terminal are sold locally by Tesoro and others through our two-bay truck loading rack or through barges loaded at the Port of Vancouver dock. We currently share dock maintenance expenses with the Port of Vancouver and other users of the dock. The terminal has a three-car ethanol rail unloading rack. The terminal also includes six storage tanks with combined capacity of 298,000 barrels for the storage of diesel, gasoline and ethanol.

Anacortes, Washington Rail Car Unloading Facility. The Anacortes Rail Facility includes a four-track unloading platform, two receiving and departing tracks capable of handling a 100-car unit train and two additional short track spurs, as well as other related assets and properties associated with the facility. The facility, which was placed in service in September 2012, has a permitted capacity to deliver up to an average of 50,000 bpd per year of Bakken crude oil to Tesoro's Washington refinery. We entered into an agreement with Tesoro to lease the real property under the Anacortes Rail Facility for a term of ninety-nine years in connection with the Anacortes Rail Facility Acquisition.

Boise, Idaho Terminal. We own and operate a terminal in Boise, Idaho, which includes a truck loading facility that receives a variety of refined products from Tesoro's Utah refinery, including gasoline, diesel, and jet fuel through Chevron's Northwest Products System common carrier pipeline, as well as ethanol received by truck. Refined products received at this terminal are sold locally by Tesoro through our truck loading rack. The truck loading rack includes three loading bays for light products and a fourth bay solely for off-loading ethanol. The terminal also includes eight storage tanks with combined capacity of 254,000 barrels for the storage of gasoline, diesel, jet fuel, ethanol and transmix.

Stockton, California Terminal. We lease our Stockton, California terminal from the Port of Stockton under a five-year lease expiring in 2014. We may renew the lease for up to three additional five-year terms. We receive gasoline and diesel at this terminal from Tesoro's Martinez refinery through a third-party common carrier pipeline. Additionally, ethanol is supplied directly to our truck loading rack from an adjacent third-party terminal. This terminal has a two-bay truck loading rack. Refined products received at this terminal are sold locally by Tesoro through the truck loading rack. This terminal also has six storage tanks with combined capacity of 66,000 barrels for the storage of gasoline and diesel.

Burley, Idaho Terminal. We own and operate a terminal in Burley, Idaho, which includes a truck loading facility that receives gasoline and diesel from Tesoro's Utah refinery through Chevron's Northwest Products System common carrier pipeline. The truck loading system includes a two-bay truck loading rack. Refined products received at this terminal are distributed by Tesoro and third-party customers. The Burley terminal also includes seven storage tanks with combined capacity of 126,000 barrels for the storage of gasoline, diesel and ethanol.

Salt Lake City, Utah Storage Facility and Pipelines. We own and operate a crude oil and refined products storage facility in Salt Lake City, Utah, which consists of 13 tanks with 878,000 barrels of storage capacity. The storage tanks are connected to Tesoro's Utah refinery through our four interconnecting pipelines that run between the two facilities, but are not directly connected to our Salt Lake City terminal. The storage facility supplies crude oil to Tesoro's Utah refinery and receives refined and intermediate products, including gasoline, diesel and jet fuel, from the refinery.

We also own three proprietary short-haul crude oil pipelines, each approximately two miles long, that allow the storage facility to receive crude oil from third-party crude oil pipelines. For refined products, we own two proprietary pipelines, each approximately three miles long, that transport gasoline and diesel from Tesoro's Utah refinery to the origin point of Chevron's Northwest Products System common carrier pipeline. Refined products delivered through these pipelines are delivered to our terminals in Boise and Burley as well as Chevron's Northwest Products System terminals.

Los Angeles Short-Haul Pipelines. The Los Angeles short-haul pipelines consist of one jet fuel pipeline and one pipeline for gasoline and diesel that transport refined products from Tesoro's Wilmington refinery to other third-party facilities and one short-haul pipeline that is currently leased to a third party.

COMPETITION

Crude Oil Gathering

As a result of our contractual relationship with Tesoro under our High Plains Pipeline transportation services agreement and our connection to Tesoro's North Dakota refinery, we believe that our High Plains system will not have to compete significantly with other pipelines for Tesoro's crude oil supply requirements in the Bakken Region.

Our High Plains system competes with a number of major oil companies and smaller entities for the gathering and transportation of crude oil produced in the Bakken Region. We may also compete for opportunities to build gathering lines from producers or other pipeline companies. Other companies have existing pipelines that are available to ship crude oil produced in the Bakken Region. In addition, existing pipeline owners continue to (or have announced their intent to) expand their pipeline systems in the area. We also compete with third-party carriers that deliver crude oil by truck in a number of the areas we serve.

Terminalling, Transportation and Storage

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

We may compete with third-party terminals for volumes in excess of minimum volume commitments under our commercial agreements with Tesoro and third-party customers as other terminals and pipelines may be able to supply Tesoro's refineries or end-user markets on a more competitive basis, due to terminal location, price, versatility and services provided. Our terminals in Wilmington and the Pacific Northwest, in particular, compete for these incremental Tesoro volumes where third-party terminals may be able to offer terminalling services at lower rates or on a more reliable basis. If Tesoro's wholesale customers reduced their purchases of refined products from Tesoro due to the increased availability of less expensive product from other suppliers or for other reasons, Tesoro may only receive or deliver the minimum volumes through our terminals (or pay the shortfall payment if it does not deliver the minimum volumes), which would cause a decrease in our revenues.

PIPELINE AND TERMINAL SAFETY

Pipeline Safety

Our pipelines, gathering systems and terminal operations are subject to increasingly strict safety laws and regulations. The transportation and storage of refined products and crude oil involve a risk that hazardous liquids may be released into the environment, potentially causing harm to the public or the environment. The U.S. Department of Transportation ("DOT") and Pipeline and Hazardous Materials Safety Administration have adopted safety regulations with respect to the design, construction, operation, maintenance, inspection and management of our pipeline and storage facilities. These regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and the correction of anomalies. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans, including extensive spill response training for pipeline personnel.

We inspect our pipelines to determine their condition and use the inspection information to evaluate appropriate preventative maintenance activities to ensure line integrity and safety. Our inspections include the use of internal line inspection tools that provide information on the physical condition of our pipelines. Legislation signed into law in early 2012 increased penalties for pipeline safety violations, reduced certain reporting periods and provided for review and possibly revocation of exemptions for gathering systems from regulation by the DOT's Pipeline and Hazardous Materials Safety Administration, among other matters.

Terminal Safety

Our operations are subject to regulations under the U.S. Occupational Safety Health Administration and comparable state and local regulations. Our terminal facilities are operated in a manner consistent with industry safe practices and standards. The tanks designed for product storage at our terminals are equipped with appropriate controls that minimize emissions and increase safety. Our terminal facilities have response plans, spill prevention and control plans, and other programs to respond to emergencies.

RATE AND OTHER REGULATIONS

General Interstate Regulation

Our High Plains system in Montana and North Dakota is a common carrier subject to regulation by various federal, state and local agencies. The FERC regulates interstate transportation on our High Plains system under the Interstate Commerce Act ("ICA"), the Energy Policy Act of 1992 (the "EPAct") and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including interstate pipelines that transport crude oil and refined products (collectively referred to as "Petroleum Pipelines"), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. A successful rate challenge could result in Petroleum Pipelines paying refunds for the period that the rate was in effect and/or reparations for up to two years prior to the filing of a complaint. There are no pending challenges or complaints regarding our tariffs.

Certain interstate Petroleum Pipeline rates in effect at the inception of the EPAct are deemed to be just and reasonable under the ICA. These rates are referred to as grandfathered rates. Our rates for interstate transportation service on the High Plains system are grandfathered. The FERC allows for an annual rate change under its indexing methodology, which applies to transportation on our High Plains system.

Intrastate Regulation

The intrastate operations of our High Plains system in North Dakota are subject to regulation by the North Dakota Public Service Commission ("NDPSC"). Applicable state law requires that pipelines operate as common carriers, that access to transportation services and pipeline rates be non-discriminatory, that if more crude oil is offered for transportation than can be transported immediately the crude oil volumes transported must be apportioned equitably and that pipeline rates be just and reasonable.

Pipelines

We operate the High Plains Pipeline as a common carrier pursuant to tariffs filed with both the FERC and the NDPSC. However, we have received waivers from the FERC allowing us to operate certain gathering pipeline segments as private operations. The High Plains Pipeline offers tariffs from various locations in Montana and North Dakota to a variety of destinations. While Tesoro has historically been the shipper of the majority of the volumes transported on the High Plains Pipeline, we anticipate that third-party movements may increase on this system as additional destinations are added.

The FERC and state regulatory agencies generally have not investigated rates on their own initiative when those rates have not been the subject of a protest or a complaint by a shipper. Tesoro has agreed not to contest our tariff rates for the term of our commercial agreements. However, our pipelines are common carrier pipelines, and we may be required to accept new shippers who wish to transport through our system. Additionally, we may be required to convert our private pipeline operation segments to common carrier operations. The FERC or the NDPSC could investigate our rates at any time. If an interstate rate for service on the High Plains Pipeline were investigated, we would defend that rate as grandfathered under the EPAct. A person challenging a grandfathered rate must establish a substantial change since the enactment of the EPAct, in either the economic circumstances or the nature of the service that formed the basis for the rate. If our rates were investigated, the inquiry could result in a comparison of our rates to those charged by others or to an investigation of our costs.

ENVIRONMENTAL REGULATIONS

General

Our operation of pipelines, terminals, and associated facilities in connection with the storage and transportation of crude oil and refined products is subject to extensive and frequently-changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. These requirements may also significantly affect Tesoro's refinery operations and may have an indirect effect on our business, financial condition and results of operations. However, we do not expect such effects will have a material impact on our financial position, results of operations or liquidity.

Under the Second Amended Omnibus Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering in April 2011 and the subsequent acquisitions. With respect to assets that we acquired from Tesoro, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of purchase.

Under the Second Amended Omnibus Agreement, the aggregate annual deductible for each type (unknown environmental liabilities or title matters) of liability is $0.6 million, as of December 31, 2012, before we are entitled to indemnification in any calendar year in consideration of the initial assets and all subsequent acquisitions from Tesoro. In addition, with respect to the assets that we acquired from Tesoro, we have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Initial Offering, and the subsequent acquisitions, and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities.

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

In addition, Title V of the Clean Air Act ("Title V") requires an operating permit for major sources of air emissions. Some of our facilities are currently subject to a Title V or analogous state or local permits. None of our facilities are presently subject to the federal greenhouse gas reporting rule or the greenhouse gas tailoring rule, which subjects certain facilities to the additional permitting obligations under the New Source Review/Prevention of Significant Deterioration ("NSR/PSD") and other programs of the Clean Air Act. As such, we do not expect substantial impacts from the tailoring rule on our facilities.

The Environmental Protection Agency ("EPA") has undertaken significant regulatory initiatives under authority of the Clean Air Act's NSR/PSD program in an effort to further reduce emissions of volatile organic compounds, nitrogen oxides, sulfur dioxide, and particulate matter. These regulatory initiatives have been targeted at industries with large manufacturing facilities that are significant sources of emissions, such as refining, paper and pulp, and electric power generating industries. The basic premise of these initiatives is the EPA's assertion that many of these industrial establishments have modified or expanded their operations over time without complying with NSR/PSD regulations adopted by the EPA that require permits and new emission controls in connection with any significant facility modifications or expansions that can result in emissions increases above certain thresholds. As part of this ongoing NSR/PSD regulatory initiative, the EPA has entered into consent decrees with several refiners, including Tesoro, that may, in part, require the refiners to make significant capital expenditures to install emissions control equipment at selected facilities. However, we do not expect any additional requirements will have a material impact on our financial position, results of operations or liquidity.

The U.S. Congress passed the Energy Independence and Security Act that created a second Renewable Fuels Standard ("RFS2") in December 2007. This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced annually in the U.S. to reach 16.6 billion gallons in 2013 and rise to 36 billion gallons by 2022. The requirements could reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business, although it could increase demand for our ethanol and biodiesel fuel blending services at our truck loading racks. We are installing biodiesel fuel blending capabilities at some of our facilities.

Currently, various legislative and regulatory measures to address greenhouse gas emissions are in various phases of discussion or implementation. These include actions to develop national, state or regional programs (including Assembly Bill 32 ("AB 32") in California), each of which could require reductions in our greenhouse gas emissions or those of Tesoro.

Hazardous Substances and Waste Regulations

To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater, and surface water, and include measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), and comparable state laws, impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site.

Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we generate waste that falls within CERCLA's definition of a hazardous substance and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites. Costs for these remedial actions, if any, as well as any related claims are all covered by an indemnity from Tesoro to the extent the release occurred or existed before the close of the Initial Offering and subsequent acquisitions.

We also generate solid wastes, including hazardous wastes, that are subject to the requirements of the Federal Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes, including crude oil and refined products wastes. We are not currently required to comply with a substantial portion of the RCRA requirements because our operations are considered small quantity generators of hazardous wastes by the EPA and state regulations. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as hazardous wastes. Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any changes in the regulations could increase our capital or operating expenses.

We currently own and lease properties where crude oil, refined petroleum hydrocarbons and fuel additives, such as methyl tertiary butyl ether and ethanol have been handled for many years by previous owners. Hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed or released wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including impacted groundwater), or to perform remedial operations to prevent future contamination to the extent we are not indemnified for such matters.

Water Pollution Regulations

Our operations can result in the discharge of pollutants, including crude oil and refined products. Many of our facilities operate near environmentally sensitive waters, where tanker, pipeline and other petroleum product transportation operations are regulated by federal, state and local agencies and monitored by environmental interest groups. The transportation and storage of crude oil and refined products over and adjacent to water involves risk and subjects us to the provisions in some cases of the Oil Pollution Act of 1990 ("OPA 90") and in all cases to related state requirements. These requirements subject owners of covered facilities to strict, joint, and potentially unlimited liability for removal costs and other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill into navigable waters, substantial liabilities could be imposed upon us. States in which we operate have also enacted similar, or in some cases, more stringent laws.

Regulations under the Water Pollution Control Act of 1972 (the "Clean Water Act"), OPA 90 and state laws also impose additional regulatory burdens on our operations. Spill prevention control and countermeasure requirements of federal laws and some state laws require containment to mitigate or prevent contamination of waters in the event of an oil overflow, rupture, or leak. The Clean Water Act requires us to maintain spill prevention control and countermeasure plans at our facilities with above ground storage tanks. In addition, OPA 90 requires that most oil transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. We maintain such plans, and where required have submitted plans and received federal and state approvals necessary to comply with OPA 90, the Clean Water Act and related regulations. Our crude oil and refined product spill prevention plans and procedures are frequently reviewed and modified to prevent crude oil and refined product releases and to minimize potential impacts should a release occur. At our facilities adjacent to water, Federally Certified Oil Spill Response Organizations ("OSROs") are available to respond to a spill on water from above ground storage tanks or pipelines. We have contracts in place to ensure support from the respective OSROs for spills to open and to inland waters.

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

At each of our facilities, we maintain spill-response capability to mitigate the impact of a spill from our facilities until either an OSRO or other contracted service providers can deploy, and Tesoro has entered into contracts with various parties to provide spill response services augmenting that capability, if required. Our spill response capability at our marine terminals meets the United States Coast Guard and state requirements to either deploy on-water containment equipment two times the length of a vessel at our dock or have smaller vessels available to recover 50 barrels of oil per day and store 100 barrels of recovered oil at any given time. Our spill response capabilities at our other facilities meet applicable federal and state requirements. In addition, we contract with various spill-response specialists to ensure appropriate expertise is available for such contingencies. We believe these contracts provide the additional services necessary to meet or exceed all regulatory spill-response requirements.

The Clean Water Act also imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters. In certain locations, we contract with third parties for wastewater disposal. Our remaining facilities may have portions of their wastewater reclaimed by Tesoro's nearby refineries. In the event regulatory requirements change, or interpretations of current requirements change, and our facilities are required to undertake different wastewater management arrangements, we could incur substantial additional costs. The Water Pollution Control Act imposes substantial potential liability for the violation of permits or permitting requirements and for the costs of removal, remediation, and damages resulting from such discharges. In addition, states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater.

EMPLOYEES

All of the employees that conduct our business are employed by our general partner and its affiliates, and we believe that our general partner and its affiliates have a satisfactory relationship with those employees. TLGP had approximately 160 employees performing services for our operations as of December 31, 2012, approximately 30 of whom are covered by collective bargaining agreements expiring in 2015.

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

RISKS RELATED TO OUR BUSINESS

Tesoro is the source of substantially all of our revenues. If Tesoro is unable to satisfy its obligations under our commercial agreements for any reason or significantly reduces the volumes we are hired to transport or store, our revenues would decline and our financial condition, results of operations, cash flows and ability to make distributions to our unitholders would be adversely affected.

Tesoro is our primary customer and accounted for 91% of our total revenues for the year ended December 31, 2012. We expect to continue to derive the substantial majority of our revenues from Tesoro for the foreseeable future, making us subject to the risk of nonpayment or nonperformance by Tesoro under our commercial agreements. Any event, whether in our areas of operation or otherwise, that materially and adversely affects Tesoro's financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Tesoro, some of which are related to the following:

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

Changes to Tesoro's business strategy could impact our business. Conflicts of interest may arise between Tesoro and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand.

Tesoro considers opportunities presented by third parties with respect to its refinery assets. These opportunities may include offers to purchase and joint venture propositions. Tesoro may also change its refineries' operations by constructing new facilities, suspending or reducing certain operations, modifying or closing facilities or terminating operations. Tesoro actively manages its assets and operations, meaning that changes to Tesoro's business strategy, possibly material to its business relationship with us, are likely to occur at some point in the future.

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

Our current insurance coverage does not insure against all potential losses, and we could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance or failure by one or more insurers to honor its coverage commitments for an insured event could have a material adverse effect on our business, financial condition and results of operations.

Our business is impacted by environmental risks inherent in our operations.

Our operation of crude oil and refined products pipelines and refined products and crude oil terminals and storage facilities is inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum or other hazardous substances. If any of these events have previously occurred or occur in the future, whether in connection with any of Tesoro's refineries; any of our pipelines, terminals and facilities; or any other facility to which we send or have sent wastes or by-products for treatment or disposal, we could be liable for all costs and penalties associated with the remediation of such facilities under federal, state and local environmental laws or the common law. We may also be liable for personal injury or property damage claims from third parties alleging contamination from spills or releases from our facilities or operations. In addition, with respect to assets that we acquired from Tesoro, our indemnification for certain environmental liabilities under the Second Amended Omnibus Agreement with Tesoro will be limited to liabilities identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of purchase. Even if we are insured or indemnified against such risks, we may be responsible for costs or penalties to the extent our insurers or indemnitors do not fulfill their obligations to us. The payment of such costs or penalties could be significant and have a material adverse effect on our business, financial condition and results of operations.

A material decrease in the refining margins at Tesoro's refineries could materially reduce the volumes of crude oil or refined products that we handle, which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

The volume of crude oil and refined products that we distribute and store at our terminals and transport on our pipelines depend substantially on Tesoro's refining margins. Refining margins are dependent both upon the price of crude oil or other refinery feedstocks and the price of refined products. These prices are affected by numerous factors beyond our or Tesoro's control, including the global supply and demand for crude oil, gasoline and other refined products. Global economic conditions have put, and may continue to put significant pressure on refined product margins until the economy improves and unemployment declines. Several refineries in North America and Europe have been temporarily or permanently shut down in response to falling demand and excess refining capacity. There are additional long-term factors that may impact the supply and demand of refined products in the United States, including:

•	increased fuel efficiency standards for vehicles;

•	more stringent refined products specifications;

•	renewable fuels standards and the availability of alternative energy sources;

•	potential and enacted climate change legislation;

•	the EPA regulation of greenhouse gas emissions under the Clean Air Act; and

•	increased refining capacity or decreased refining capacity utilization.

If the demand for refined products, particularly in Tesoro's primary market areas, decreases significantly, or if there were a material increase in the price of crude oil supplied to Tesoro's refineries without an increase in the value of the products produced by those refineries, which caused Tesoro to reduce production of refined products at its refineries, there would likely be a reduction in the volumes of crude oil and refined products we handle for Tesoro. Any such reduction could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

A material decrease in the crude oil produced in the Bakken Region could materially reduce the volume of crude oil gathered and transported by our High Plains system, which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

The volume of crude oil that we gather and transport on our High Plains system in excess of Tesoro's committed volumes depends on the volume of refined products produced at Tesoro's North Dakota refinery and third-party business that we are able to develop. These depend, in part, on the availability of attractively-priced, high-quality crude oil produced in the Bakken Region. Adverse developments in the Bakken Region could have a significantly greater impact on our financial condition, results of operations and cash flows than those of our competitors because of our lack of geographic diversity and substantial reliance on Tesoro as a customer. Accordingly, in addition to general industry risks related to gathering and transporting crude oil, we may be disproportionately exposed to risks in the area, including:

•	the volatility and uncertainty of regional pricing differentials;

•	the availability of drilling rigs for producers;

•	weather-related curtailment of operations by producers and disruptions to truck gathering operations;

•	the nature and extent of governmental regulation and taxation, including regulations related to hydraulic fracturing;

•	the development of third-party crude oil gathering systems that could impact the price and availability of crude oil in the area; and

•	the anticipated future prices of crude oil and of refined products in surrounding markets.

If as a result of any of these or other factors, the volume of attractively priced, high-quality crude oil available in the Bakken Region is materially reduced for a prolonged period of time, the volume of crude oil gathered and transported by our High Plains system and the related fees for such transportation services, could be materially reduced, which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

A material decrease in the crude oil produced in the U.S. mid-continent and southern Canada could materially reduce the volume of crude oil received at our Anacortes Rail Facility, which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

The volume of crude oil that we receive at our Anacortes Rail Facility depends, in part, on the availability of attractively-priced, high-quality crude oil produced in U.S. mid-continent and southern Canada, including the Bakken Region. The development of competing facilities in the Pacific Northwest, the anticipated future prices of crude oil and refined products in markets served by Tesoro's Anacortes refinery and other risks related to the gathering and transporting of crude oil could impact the volume of attractively priced, high-quality crude oil available to Tesoro. This could materially reduce the fees we receive for unloading of crude oil at our Anacortes Rail Facility and adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

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

We can provide no assurance that we will be able to attract material third-party service opportunities. Our efforts to establish our reputation and attract new unaffiliated customers may be adversely affected by our relationship with Tesoro, our desire to provide services pursuant to fee-based contracts and Tesoro's operational requirements with respect to the High Plains system. Our potential customers may prefer to obtain services under other forms of contractual arrangements under which we could be required to assume direct commodity exposure.

We may be unsuccessful in integrating the operations of the assets we have acquired, plan to acquire (including the Northwest Products System) or may acquire in the future (such as the Carson assets), or in realizing all or any part of the anticipated benefits of any such acquisitions. Additionally, our anticipated acquisitions may not occur within our anticipated timeframe or at all.

From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. For example, during 2012, we acquired the Martinez Crude Oil Marine Terminal, the Long Beach Assets and the Anacortes Rail Facility. The acquisition component of our growth strategy depends on the successful integration of acquisitions. We face numerous risks and challenges to successful integration of acquired businesses, including the following:

•	the potential for unexpected costs, delays and challenges that may arise in integrating acquisitions into our existing business;

•	limitations on our ability to realize the expected cost savings and synergies from an acquisition, such as the Northwest Products System;

•	challenges related to integrating acquired operations that have management teams and company cultures that differ from our own;

•	challenges related to the integration of businesses that operate in new geographic areas, including difficulties in identifying and gaining access to customers in new markets;

•	difficulties of managing operations outside of our existing core business, which may require development of additional skills and competencies; and

•
discovery of previously unknown liabilities following an acquisition associated with the acquired business or assets for which we cannot receive reimbursement under applicable indemnification provisions.

In addition, we may not be able to consummate any of our expected acquisitions within our desired or anticipated timeframes or at all. The acquisition of the Northwest Products System is subject to the satisfaction of certain conditions to closing, including the absence of a material adverse change to the business and receipt of necessary government approvals. Additionally, while Tesoro has indicated its intent to offer us the integrated logistics system that TRMC expects to acquire in the Carson Acquisition, we cannot provide assurances that Tesoro will successfully consummate the Carson Acquisition, that we and Tesoro will be able to mutually agree upon a purchase price and other terms or that such transactions will occur or be consummated within the anticipated timeframes.

We may be unable to complete acquisitions on economically acceptable terms from Tesoro or third parties, or complete planned expansion of existing assets and construction of new assets; if completed, such transactions may not result in revenue increases and may reduce our cash flows or impair our ability to make distributions to unitholders.

The acquisition component of our growth strategy is based, in large part, on our expectation of ongoing divestitures of gathering, transportation and storage assets by industry participants, including Tesoro. A material decrease in such divestitures would limit our opportunities for future acquisitions and could adversely affect our ability to grow our operations and increase cash distributions to our unitholders. If we are unable to make acquisitions from Tesoro or third parties, our future growth and ability to increase distributions will be limited. Even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in cash flow. Additionally, regulatory agencies could require us to divest certain of our assets in order to consummate currently planned or future acquisitions, including the acquisition of the Northwest Products System. Furthermore, if we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

Additionally, our growth strategy is dependent, in part, on our ability to expand existing assets and to construct additional assets. The construction of a new pipeline or terminal or the expansion of an existing pipeline or terminal involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. Construction is also impacted by the availability of specialized contractors and laborers and the price and demand for materials. If we undertake these projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects and we may be unable to negotiate acceptable interconnection agreements with third-party pipelines to provide destinations for increased throughput. Even if we receive such commitments or make such interconnections, we may not realize an increase in revenue for an extended period of time. We may also construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize, resulting in less than anticipated throughput and a failure to achieve our expected investment return, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.

Our right of first offer to acquire certain of Tesoro's existing assets is subject to risks and uncertainty, and ultimately we may not acquire any of those assets.

Our Second Amended Omnibus Agreement provides us with a right of first offer on certain of Tesoro's existing logistics assets for a period of ten years after the closing of our initial public offering. The consummation and timing of any future acquisitions of these assets will depend upon, among other things, Tesoro's willingness to offer these assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer, and Tesoro is under no obligation to accept any offer that we may choose to make. In addition, certain of the assets covered by our right of first offer may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise our right of first offer if and when any assets are offered for sale, and our decision will not be subject to unitholder approval. In addition, our right of first offer may be terminated by Tesoro at any time after it no longer controls our general partner.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders.

The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter, and other factors, some of which are beyond our control, including:

•	the volume of crude oil and refined products we handle;

•	the tariff rates and terminalling, trucking and storage fees with respect to volumes that we handle;

•	prevailing economic conditions;

•	the amount of our operating expenses and general and administrative expenses, including reimbursements to Tesoro in respect of those expenses and payment of an annual corporate services fee to Tesoro;

•	the level of capital expenditures we make;

•	the volatility in capital markets at the time of new debt or equity issuances;

•	the timing of distributions on new unit issuances relating to acquisitions;

•	the cost of acquisitions, if any;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in our revolving credit facility and other debt service requirements;

•	an uninsured catastrophic loss;

•	the amount of cash reserves established by our general partner; and

•	other business risks affecting our cash levels.

The amount of cash we have available for distribution to our unitholders depends primarily on our cash flow rather than on our profitability. As a result, we may make cash distributions during periods when we record net losses, and we may not make cash distributions during periods when we record net income.

Tesoro may suspend, reduce or terminate its obligations under our commercial agreements and our Amended Operational Services Agreement in some circumstances, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

Our commercial agreements and Amended Operational Services Agreement with Tesoro include provisions that permit Tesoro to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. These events include a material breach of the agreement by us and certain force majeure events that would prevent us from performing required services under the commercial agreements. Except for the agreement relating to our Anacortes Rail Facility, these events also include Tesoro deciding to permanently or indefinitely suspend refining operations at one or more of its refineries. Tesoro has the discretion to make such decisions notwithstanding the fact that they may significantly and adversely affect us.

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

Transportation and storage of crude oil and refined products over or under water or proximate to navigable or environmentally sensitive water bodies occurs at many of our facilities. Such activity involves inherent risks and subjects us to the provisions of the OPA 90 or similar state environmental laws. To meet the requirements of these laws, we have contracts to provide coverage in the areas in which we transport or store crude oil and refined products; however, these companies may not be able to adequately contain a worst case discharge, being a spill of up to 100,000 barrels of crude oil from an above ground storage tank adjacent to water, and we cannot ensure that all of their services would be available for our or Tesoro's use at any given time. There are many factors that could inhibit the availability of these service providers, including weather conditions, governmental regulations and other global events that they may be required to respond to by state or federal ruling. In these and other cases, we may be subject to liability in connection with the discharge of crude oil or refined products into navigable waters.

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
We may not be able to obtain funding on acceptable terms or at all because of volatility and uncertainty in the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.
The domestic and global financial markets and economic conditions could be disrupted and are volatile from time to time due to a variety of factors, including most recently, low consumer confidence, continued high unemployment, geoeconomic and geopolitical issues, weak economic conditions and uncertainty in the financial services sector. As a result, the cost of raising capital in the debt and equity capital markets could increase substantially or the availability of funds from these markets could diminish. The cost of obtaining funds from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce, or in some cases cease, to provide funding to borrowers.
In addition, lending counterparties under existing revolving credit facilities and other debt instruments may be unwilling or unable to meet their funding obligations. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to execute our growth strategy, complete future acquisitions or construction projects or take advantage of other business opportunities, any of which could have a material adverse effect on our revenues and results of operations.

Climate change legislation or regulation reducing emissions of greenhouse gases could require us to incur significant costs or could result in a decrease in demand for crude oil and refined products, which could adversely affect our business.

Currently, various legislative and regulatory measures to address greenhouse gas emissions are in various phases of discussion or implementation. These include requirements effective January 2010, that require Tesoro's refineries to report emissions of greenhouse gases to the EPA, and proposed federal, state, and regional initiatives that require, or could require, us and Tesoro to reduce greenhouse gas emissions from our facilities. Requiring reductions in greenhouse gas emissions could cause us to incur substantial costs to (1) operate and maintain our facilities, (2) install new emission controls at our facilities and (3) administer and manage any greenhouse gas emissions programs, including the acquisition or maintenance of emission credits or allowances. These requirements may also adversely affect Tesoro's refinery operations and have an indirect adverse effect on our business, financial condition and results of our operations.

In California, AB 32, created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard ("LCFS") to achieve emission reduction targets. The LCFS became effective in January 2010 and requires a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. In 2011, the California Air Resources Board ("CARB") approved cap-and-trade requirements as it began adopting the regulations related to AB 32 that are to be fully implemented by 2020. Litigation and appeals related to the constitutionality and enforceability of AB32 continue and we cannot predict the ultimate outcome. In addition, the implementation and implications of AB 32 will take many years to realize. Consequently, we cannot currently predict its impact on our financial position, results of operations and liquidity.

Requiring a reduction in greenhouse gas emissions and the increased use of renewable fuels could also decrease demand for refined products, which could have an indirect, but material, adverse effect on our business, financial condition and results of operations. For example, in 2010, the EPA promulgated a rule establishing greenhouse gas emission standards for new-model passenger cars, light-duty trucks and medium duty passenger vehicles. Also in 2010, the EPA promulgated a rule establishing greenhouse gas emission thresholds for the permitting of certain stationary sources, which could require greenhouse emission controls for those sources. These requirements could have an indirect adverse effect on our business due to reduced demand for crude oil and refined products and a direct adverse effect on our business from increased regulation of our facilities.

Our debt obligations and restrictions in our revolving credit facility, senior notes and any future financing agreements could adversely affect our business, financial condition, results of operations, ability to make distributions to our unitholders and the value of our units.

We are dependent upon the earnings and cash flow generated by our operations to meet our debt service obligations and to allow us to make cash distributions to our unitholders.

Funds available for our operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt. Furthermore, the provisions of our revolving credit facility and senior notes, and any other debt we incur, may restrict our ability to obtain future financing and our ability to expand business activities or pursue attractive business opportunities. It may also restrict our flexibility in planning for, and reacting to, changes in business conditions. For example, our revolving credit facility and senior notes contain covenants that, among other things, limit or restrict our ability (as well as the ability of our subsidiaries) to:

•	make certain cash distributions;

•	incur certain indebtedness

•	incur certain liens;

•	make certain investments;

•	dispose of assets in excess of certain amounts;

•	engage in certain mergers or consolidations and transfers of assets; and

•	enter into certain transactions with affiliates.

Additionally, our revolving credit facility contains covenants that require us to maintain certain interest coverage and leverage ratios.

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

Both Tesoro's long-term credit ratings and our long-term credit ratings are currently below investment grade. Credit rating agencies considered, and are likely to continue considering, Tesoro's debt ratings when assigning ours because of Tesoro's ownership interest in us, the significant commercial relationships between Tesoro and us, and our reliance on Tesoro for substantially all of our revenues. If one or more credit rating agencies were to downgrade the outstanding indebtedness of Tesoro, we could experience an increase in our borrowing costs or difficulty accessing the capital markets. Such a development could adversely affect our ability to grow our business and to make cash distributions to our unitholders.

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

We rely upon certain critical information systems for the operation of our business, and the failure of any critical information system, including a cyber-security breach, may result in harm to our business.

We are heavily dependent on technology infrastructure and rely upon certain critical information systems for the effective operation of our business. These information systems include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our pipelines and terminals. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks and other events. To the extent that these information systems are under our or Tesoro's control. Tesoro has implemented measures, such as virus protection software, intrusion detection systems and emergency recovery processes to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our results of operations. Finally, federal legislation relating to cyber-security threats could impose additional requirements on our operations.

The rates charged under our commercial agreements with Tesoro for transporting, terminalling and storing volumes on both our High Plains system and at our terminals and for related ancillary services vary. Accordingly, the mix of rates applied to such throughput volumes and services could impact the stability of our revenues.

Variances in rates applied under our commercial agreements could impact the stability of our revenues and thus the stability of our distributions to unitholders. For example, we charge Tesoro for transporting crude oil under our High Plains Pipeline transportation services agreement pursuant to both committed and uncommitted tariff rates that vary depending on the origin point on the system from which barrels are transported. Accordingly, our revenues generated on the High Plains system are subject to risks relative to the mix of tariff rates applied to the volumes shipped by Tesoro. Should the agreement be invalidated for any reason, all intrastate volumes would be shipped at the lower uncommitted tariff rate, thereby potentially lowering our revenues. Similarly, under our master terminalling services agreement, Tesoro is obligated to throughput a minimum volume of refined products. However, the rates that we charge for the terminalling services, including for the provision of ancillary services such as ethanol blending and additive injection, vary depending on both the service type and the terminal at which such services are provided.

If Tesoro satisfies only its minimum obligations under, or if we are unable to renew or extend, the various commercial agreements we have with Tesoro, our business, financial condition, results of operations, and ability to make distributions to our unitholders could be adversely impacted.

Our commercial agreements require Tesoro to provide us with minimum throughput volumes on our High Plains system and at our terminals, but Tesoro is not obligated to use our services with respect to volumes of crude oil or refined products in excess of the minimum volume commitments. Nothing prohibits Tesoro from utilizing third-party terminals to handle volumes of refined products above the minimum committed volumes. Our terminals in Wilmington and the Pacific Northwest, in particular, compete for these incremental Tesoro volumes where third-party terminals may be able to offer terminalling services at more competitive rates or on a more reliable basis. Our ability to make the minimum quarterly distribution on all outstanding units requires that we transport additional volumes for Tesoro on our High Plains system, that we handle additional Tesoro and/or third-party volumes at our terminals and that Tesoro's obligations under our commercial agreements are not suspended, reduced or terminated due to a refinery shutdown or force majeure event. In addition, the terms of Tesoro's obligations under those agreements range from five to ten years. If Tesoro fails to use our facilities and services after expiration of those agreements and we are unable to generate additional revenues from third parties, our ability to make cash distributions to unitholders will be reduced.

If our interstate or intrastate tariffs are successfully challenged, we could be required to reduce our tariff rates, which would reduce our revenues and our ability to make distributions to our unitholders.

Tesoro has agreed not to challenge, or to cause others to challenge or assist others in challenging, our tariffs in effect during the term of our High Plains Pipeline transportation services agreement with Tesoro. This agreement does not prevent other shippers from challenging our FERC tariffs and any related proration rules, or challenging the private status of currently non-regulated pipeline segments. At the end of the term of the agreement, Tesoro will be free to challenge our tariffs in effect at that time. If any challenge were successful, Tesoro's minimum volume commitment under our High Plains Pipeline transportation services agreement could be invalidated, and the intrastate volumes shipped on our High Plains system would be at the lower uncommitted tariff rate. Successful challenges would reduce our revenues and our ability to make distributions to our unitholders.

Rate regulation may not allow us to recover the full amount of increases in our costs.

Part of our High Plains system provides interstate service that is subject to regulation by the FERC. Rates for service on this part of our system are set using the FERC's tariff indexing methodology, which is subject to review every five years; the current methodology will remain in place through June 30, 2016. The FERC's indexing methodology could hamper our ability to recover our costs because it is tied to the producer price index for finished goods and is not based on pipeline-specific costs. Furthermore, if the index falls, we may be required to reduce rates if they exceed the new maximum allowable rate. Any of the foregoing would adversely affect our revenues and cash flow. While current FERC regulations permit a pipeline to request a rate increase to reflect its actual cost increases if there is a substantial divergence between the actual costs experienced by the pipeline and the rates resulting from the application of the FERC inflationary index, the FERC retains the authority to limit our ability to set interstate rates based on our costs, order us to reduce rates, require the payment of refunds or reparations to shippers, or any or all of these actions, which could adversely affect our financial position, cash flows, and results of operations.

Our High Plains system also provides intrastate service that is subject to regulation by the NDPSC. Similar to the FERC, the NDPSC could limit our ability to set rates based on our costs or could order us to reduce our rates and could require the payment of refunds to shippers. Such regulation or a successful challenge to our intrastate pipeline rates could adversely affect our financial position, cash flows or results of operations. Furthermore, although the NDPSC has not officially adopted the FERC indexing methodology, our existing intrastate tariffs have utilized the FERC indexing methodology as a basis for annual tariff rate adjustment. If the FERC's or the NDPSC's ratemaking methodology changes, the new methodology could also result in tariffs that generate lower revenues and cash flow and adversely affect our ability to make cash distributions to our unitholders.

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

We do not operate a central control room for our pipeline systems.

We have undertaken a project to install our own central control room for our High Plains system and other pipelines and hire and train personnel to operate the control room by the first quarter of 2014. Until such control room is operational, the control room management functions for the pipelines in our High Plains system will continue to be performed under a control center services agreement with a third-party operator. Under our control room contract, we are liable for any losses resulting from actions of the third-party control room operations, unless such losses resulted from the gross negligence or willful misconduct of the operator. If disputes arise over the operation of the control room, or if our operator fails to provide the services contracted under the agreement, our business, results of operation, and financial condition could be adversely affected.

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

We operate crude oil and refined products terminals on property leased by us and Tesoro in Martinez, California (on a month-to-month holdover basis), Stockton, California (expiring in 2014 with options to renew), Vancouver, Washington (expiring in 2016, with an option to renew), Anchorage, Alaska (our lease with the Municipality of Anchorage expires in 2014) and Long Beach, California (expiring in 2032). We sublease from Tesoro under a lease from the Alaska Railroad Corporation (expiring in 2016 with options to renew), and we lease the real property under the Anacortes Rail Facility from Tesoro (expiring in 2111). There can be no guarantee we will be able to renew these leases on satisfactory terms or at all.

Any reduction in the capacity of, or the allocations to, our shippers in interconnecting, third-party pipelines could cause a reduction of volumes distributed through our High Plains system, through our terminals and through our pipelines.

Tesoro and some of our third-party customers are dependent upon connections to third-party pipelines to transport third-party volumes of Bakken crude oil into or out of our High Plains system, refined products to certain of our terminals and ship crude oil and refined products through our pipelines. Any reduction of capacities of these interconnecting pipelines due to proration, testing, line repair, reduced operating pressures or other causes could result in reduced volumes of crude oil or refined products moved through our assets. Any significant reduction in volumes would adversely affect our revenues and cash flow and our ability to make distributions to our unitholders.

RISKS RELATING TO OUR PARTNERSHIP STRUCTURE

Tesoro owns our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner has limited fiduciary duties and it and its affiliates, including Tesoro, may have conflicts of interest with us and they may favor their own interests to the detriment of us and our common unitholders.

As of February 21, 2013, Tesoro and its affiliates own a 2% general partner interest and a 36% limited partner interest in us and own and control our general partner. Although our general partner has a fiduciary duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in the manner that is beneficial to its owner, Tesoro. Conflicts of interest may arise between Tesoro and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including Tesoro, over the interests of our common unitholders. These conflicts include the following situations:

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

Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers, directors and owners. Other than as provided in our Second Amended Omnibus Agreement with Tesoro, any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.

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

Additionally, under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Second Amended Omnibus Agreement or our Amended Operational Services Agreement, our general partner determines the amount of these expenses. Under the terms of the Second Amended Omnibus Agreement, we are required to pay Tesoro an annual corporate services fee, currently $2.5 million, for the provision of various centralized corporate services. Under the terms of our Amended Operational Services Agreement, we pay Tesoro an annual service fee, currently $2.0 million, for services performed by certain of Tesoro's field-level employees at our Mandan terminal, Wilmington terminal, Martinez Crude Oil Marine Terminal, Long Beach marine terminal, Anacortes Rail Facility and Salt Lake City storage facility, and we reimburse Tesoro for any direct costs actually incurred by Tesoro in providing other operational services with respect to our other assets and operations. Our general partner and its affiliates may also provide us other services for which we will be charged fees as determined by our general partner. Payments to our general partner and its affiliates are substantial and will reduce the amount of available cash for distribution to unitholders.

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

•
provides that our general partner will not be in breach of its obligations under the partnership agreement or its fiduciary duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is not approved by our conflicts committee or approved by a vote of a majority of outstanding common units, but is entered into in good faith by our general partner and is on terms no less favorable to us than those generally being provided to or available from unrelated third parties or fair and reasonable to us, taking into account the totality of the relationships among the parties involved; and

•
provides that in resolving conflicts of interest, it is presumed that in making its decision the general partner acted in good faith and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

By purchasing a common unit, a unitholder is treated as having consented to the provisions in the partnership agreement, including the provisions discussed above.

Unitholders have very limited voting rights and, even if they are dissatisfied, they cannot remove our general partner without its consent.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. The board of directors of our general partner is chosen by the members of our general partner. Tesoro Corporation is currently the sole member of our general partner. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The vote of the holders of at least 66 2/3% of all outstanding common units and subordinated units voting together as a single class is required to remove our general partner. Our general partner and its affiliates currently own approximately 36% of our outstanding common and subordinated units, and as a result, our public unitholders cannot remove our general partner without its consent. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

Additionally, our general partner may transfer its incentive distribution rights to a third party at any time without the consent of our unitholders. If our general partner transfers its incentive distribution rights to a third party but retains its general partner interest, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of its incentive distribution rights. Such a transfer could reduce the likelihood of Tesoro accepting offers made by us relating to assets subject to the right of first offer contained in our Second Amended Omnibus Agreement, as Tesoro would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.

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

As of February 21, 2013, Tesoro holds 1,283,915 common units and 15,254,890 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. Additionally, we have agreed to provide Tesoro with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Affiliates of our general partner, including Tesoro, may compete with us.

While our relationship with Tesoro is a significant attribute, Tesoro and its affiliates are not restricted from competing with us, except under certain circumstances. Under our Second Amended Omnibus Agreement, Tesoro and its affiliates do not engage in, whether by acquisition or otherwise, the business of owning or operating crude oil or refined products pipelines, terminals or storage facilities in the U.S. that are not within, directly connected to, substantially dedicated to, or otherwise an integral part of, any refinery owned, acquired or constructed by Tesoro. This restriction, however, does not apply to:

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

•
his right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute control of our business.

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

Because we cannot match transferors and transferees of common units and because of other reasons, we adopt depreciation and amortization positions that may not conform to all aspects of existing U.S. Treasury Regulations ("Treasury Regulations"). A successful IRS challenge to those positions could adversely affect the amount of tax benefits available. It could also affect the timing of these tax benefits or the amount of taxable income from the sale of common units and could have a negative impact on the value of our common units.

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

A unitholder whose common units are loaned to a short seller to effect a short sale of common units may be considered as having disposed of those common units. If so, he would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose common units are loaned to a short seller to effect a short sale of common units may be considered as having disposed of the loaned common units, he may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Our unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their common units.

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

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It could also affect the amount of taxable gain from our unitholders' sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PERFORMANCE GRAPH

The following performance graph and related information will not be deemed soliciting material or to be filed with the Securities and Exchange Commission, nor will such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that Tesoro Logistics LP ("the Partnership" or "TLLP") specifically incorporates it by reference into such filing.

The performance graph below compares the cumulative total return of our common units to the cumulative total return of the S&P 500 Composite Index and a composite peer group (the "Peer Group") of twelve companies including:

•	Buckeye Partners, L.P.	•	Magellan Midstream Partners, L.P.
•	El Paso Pipeline Partners, L.P.	•	Martin Midstream Partners L.P.
•	Enbridge Energy Partners, L.P.	•	NuStar Energy L.P.
•	Genesis Energy, L.P.	•	Sunoco Logistics Partners L.P.
•	Global Partners LP	•	Targa Resources Partners LP
•	Holly Energy Partners, L.P.	•	TransMontaigne Partners L.P.

The Peer Group was selected by the Partnership and contains logistics companies we believe to follow a similar business model to TLLP's including crude oil gathering and crude oil and refined products terminalling, transportation and storage. The graph below is for the period commencing April 20, 2011, our first day of trading on the New York Stock Exchange ("NYSE"), and ending December 31, 2012.

Comparison of 20 Month Cumulative Total Return (a)
Among the Company, the S&P Composite 500 Index and Composite Peer Groups

	4/20/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Tesoro Logistics LP	$100.00	$103.62	$102.35	$143.18	$153.69	$150.78	$194.90	$198.70
S&P 500	100.00	99.68	85.85	96.00	108.08	105.11	111.78	111.36
Peer Group	100.00	97.79	94.28	106.31	109.13	104.53	116.48	114.51
____________

(a)	Assumes initial investment of $100 on April 20, 2011. Peer group indices use beginning of period market capitalization weighting.

Note: The stock price performance shown on the graph is not necessarily indicative of future performance.

UNIT PRICE AND CASH DISTRIBUTIONS

Our common units began trading on the NYSE under the symbol TLLP in April 2011. Prior to that time, there was no public market for our stock. There were three holders of record of our 28,988,018 outstanding common units held by the public, including common units held in street name as of February 21, 2013. Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement. In addition, as of February 21, 2013, Tesoro Corporation and its affiliates ("Tesoro") owned 1,283,915 of our common units, 15,254,890 of our subordinated units and 929,086 of our general partner units (the 2% general partner interest), which together constitutes a 38% ownership interest in us.

The following table sets forth the range of the daily high and low trading prices per common unit and cash distributions to common unitholders for the period from April 20, 2011, the date our shares began trading.

	Trading Prices per		Quarterly Cash Distribution per Unit (a)	Distribution Date	Record Date
	Common Unit
Quarter Ended	High	Low
December 31, 2012	$46.69	$41.30	$0.4725	February 14, 2013	February 4, 2013
September 30, 2012	47.24	33.68	0.4550	November 14, 2012	November 2, 2012
June 30, 2012	36.55	29.25	0.4100	August 14, 2012	August 3, 2012
March 31, 2012	37.33	31.22	0.3775	May 14, 2012	May 4, 2012
December 31, 2011	34.40	22.41	0.3625	February 13, 2012	February 3, 2012
September 30, 2011	25.58	21.07	0.3500	November 14, 2011	November 4, 2011
June 30, 2011 (from April 20, 2011)	25.67	22.21	0.2448	August 12, 2011	August 2, 2011
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

Percentage Allocations of Available Cash. The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under marginal percentage interest in distributions are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column total quarterly distribution per unit target amount. The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. For illustrative purposes, the percentage interests set forth below for our general partner assume that there are no arrearages on common units, our general partner has contributed any additional capital necessary to maintain its 2% general partner interest and that our general partner owns all of the incentive distribution rights.

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

Subordination Period

Our partnership agreement provides that, during the subordination period (which we define below), our common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.3375 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on our common units from prior quarters, before any distributions of available cash from operating surplus may be made on our subordinated units. These units are deemed subordinated because for a period of time, referred to as the subordination period, our subordinated units will not be entitled to receive any distributions until our common units have received the minimum quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on our subordinated units. The practical effect of our subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on our common units.

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

•
the adjusted operating surplus (as defined in our partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units on a fully diluted weighted average basis during those periods plus the corresponding distributions on our general partner's 2.0% interest; and

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

Early Termination of Subordination Period. Notwithstanding the foregoing, the subordination period will automatically terminate on the first business day after the distribution to unitholders in respect of any quarter, if each of the following has occurred:

•
distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded $2.025 (150.0% of the annualized minimum quarterly distribution) for the immediately preceding four-quarter period; and

•
the adjusted operating surplus (as defined in our partnership agreement) generated during the immediately preceding four-quarter period equaled or exceeded the sum of $2.025 (150.0% of the annualized minimum quarterly distribution) on each of the outstanding common units and subordinated units during that period on a fully diluted weighted average basis plus the corresponding distributions on our general partner's 2.0% interest and on the incentive distribution rights; and

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

UNREGISTERED SALE OF EQUITY SECURITIES

As described elsewhere in this Annual Report on Form 10-K and in the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2012, the Partnership issued equity to Tesoro Logistics GP, LLC, our general partner, as part of the consideration for the acquisition of the Anacortes rail car unloading facility assets.

PURCHASES OF EQUITY SECURITIES

Our general partner may acquire shares to satisfy tax withholding obligations in connection with the vesting of awards issued to certain employees. There were no such shares acquired during the three-month period and year ended December 31, 2012.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data as of and for each of the five years in the period ended December 31, 2012, which is derived from the combined financial results of Tesoro Logistics LP Predecessor ("TLLP Predecessor"), our predecessor for accounting purposes and the combined consolidated financial results of Tesoro Logistics LP ("TLLP") for the period beginning April 26, 2011, the date TLLP commenced operations. The TLLP Predecessor includes the financial results of the initial net assets acquired from Tesoro Corporation and its subsidiaries ("Tesoro") during the initial public offering (the "Initial Offering") through April 25, 2011.

In 2012, we entered into the following transactions with Tesoro and our general partner, Tesoro Logistics GP, LLC ("TLGP"), pursuant to which TLLP acquired from Tesoro: the Martinez crude oil marine terminal assets (collectively, the "Martinez Crude Oil Marine Terminal"), effective April 1, 2012 (the "Martinez Marine Terminal Acquisition"); the Long Beach marine terminal and related short-haul pipelines, including the Los Angeles short-haul pipelines (collectively, the "Long Beach Assets"), effective September 14, 2012 (the "Long Beach Assets Acquisition"); and the Anacortes rail car unloading facility assets (collectively, the "Anacortes Rail Facility"), effective November 15, 2012 (the "Anacortes Rail Facility Acquisition").

These transactions (collectively referred to as "Acquisitions from Tesoro") were transfers between entities under common control. Accordingly, the financial information contained herein of the TLLP Predecessor and TLLP has been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition. There was no financial statement impact related to the Anacortes Rail Facility prior to 2012 as the costs of construction were recorded in 2012. We refer to the TLLP Predecessor, and, prior to each acquisition date, the Martinez Crude Oil Marine Terminal, the Long Beach Assets and the Anacortes Rail Facility collectively as our "Predecessor(s)."

Our financial information includes the historical results of our Predecessors (for all periods presented) and the results of TLLP beginning April 26, 2011, the date TLLP commenced operations. Our financial results may not be comparable as our Predecessor(s) recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "Factors Affecting the Comparability of Our Financial Results" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 on page 52 for further information.

The following table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our combined consolidated financial statements in Item 8.

	Years Ended December 31,
	2012	2011	2010	2009	2008
			Predecessors	Predecessors	Predecessors
	(Dollars in thousands, except units and per unit amounts)
Statement of Operations Data:
Total Revenues (a)	$156,839	$87,337	$29,057	$28,538	$30,769
Net Income (Loss)	$55,507	$18,499	$(34,001)	$(30,991)	$(27,299)
Less: Loss attributable to Predecessors	(1,284)	(16,069)	(34,001)	(30,991)	(27,299)
Net income attributable to partners	56,791	34,568	—	—	—
General partner's interest in net income, including incentive distribution rights	2,674	692	—	—	—
Common unitholders' interest in net income	28,238	16,938	—	—	—
Subordinated unitholders' interest in net income	25,879	16,938	—	—	—
Net income per limited partner unit:
Common - basic	$1.90	$1.11
Common - diluted	$1.89	$1.11
Subordinated - basic and diluted	$1.47	$1.11
Weighted average limited partner units outstanding:
Common units - basic	16,614,668	15,254,890
Common units - diluted	16,708,950	15,282,366
Subordinated units - basic and diluted	15,254,890	15,254,890
Cash distribution per unit	$1.7150	$0.9573
Balance Sheet Data:
Total Assets	$363,178	$233,809	$192,621	$198,784	$202,606
Debt	353,922	50,000	—	—	—
Cash Flows From (Used In):
Operating activities	$77,505	$26,505	$(22,039)	$(19,668)	$(8,754)
Investing activities	(124,947)	(15,021)	(4,789)	(13,954)	(24,719)
Financing activities	48,406	6,842	26,828	33,622	33,473
Increase in cash and cash equivalents	$964	$18,326	$—	$—	$—
Capital Expenditures:
Expansion	$80,633	$10,418	$367	$5,922	$10,762
Maintenance (b)	10,719	8,268	4,167	4,431	16,511
Total Capital Expenditures	$91,352	$18,686	$4,534	$10,353	$27,273
____________
(a) Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling, Transportation and Storage segment or for trucking services in the Crude Oil Gathering segment for the TLLP Predecessor prior to the Initial Offering or for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition.
(b) Maintenance capital expenditures include expenditures required to maintain equipment, equipment reliability, tankage and pipeline integrity and safety and to address environmental regulations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this report to "Tesoro Logistics LP," "TLLP," "the Partnership," "we," "us," or "our" refer to Tesoro Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless the context otherwise requires, references in this report to "Tesoro" or our "Sponsor" refer collectively to Tesoro Corporation and any of its subsidiaries, other than Tesoro Logistics LP, its subsidiaries and its general partner.
The information presented in this Form 10-K contains the audited combined financial results of Tesoro Logistics LP Predecessor ("TLLP Predecessor"), our predecessor for accounting purposes, for periods presented through April 25, 2011. The TLLP Predecessor includes the financial results of the initial assets acquired from Tesoro during the initial public offering (the "Initial Offering"). The audited combined consolidated financial results for the years ended December 31, 2012 and 2011 also include the results of operations for TLLP for the period beginning April 26, 2011, the date TLLP commenced operations.
In 2012, we entered into the following transactions with Tesoro and our general partner, Tesoro Logistics GP, LLC ("TLGP"), pursuant to which TLLP acquired from Tesoro: the Martinez crude oil marine terminal assets (collectively, the "Martinez Crude Oil Marine Terminal"), effective April 1, 2012 (the "Martinez Marine Terminal Acquisition"); the Long Beach marine terminal and related short-haul pipelines, including the Los Angeles short-haul pipelines (collectively, the "Long Beach Assets"), effective September 14, 2012 (the "Long Beach Assets Acquisition"); and the Anacortes rail car unloading facility assets (collectively, the "Anacortes Rail Facility"), effective November 15, 2012 (the "Anacortes Rail Facility Acquisition").
These transactions (collectively referred to as "Acquisitions from Tesoro") were transfers between entities under common control. Accordingly, the financial information contained herein of the TLLP Predecessor and TLLP has been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition. There was no financial statement impact related to the Anacortes Rail Facility prior to 2012 as the costs of construction were recorded in 2012.
We refer to the TLLP Predecessor, and, prior to each acquisition date, the Martinez Crude Oil Marine Terminal, the Long Beach Assets and the Anacortes Rail Facility collectively as our "Predecessor(s)." The results of the Acquisitions from Tesoro are included in the Terminalling, Transportation and Storage segment. Our financial results may not be comparable as our Predecessor(s) recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "Factors Affecting the Comparability of Our Financial Results" below further information. See "Overview and Business Strategy" for further information regarding the acquisitions.
The following information concerning our results of operations and financial condition should be read in conjunction with Business and Properties in Items 1 and 2 and our combined consolidated financial statements in Item 8.

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

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	the suspension, reduction or termination of Tesoro's obligation under our commercial agreements and our operational services agreement;

•	changes in global economic conditions and the effects of the global economic downturn on Tesoro's business and the business of its suppliers, customers, business partners and credit lenders;

•	a material decrease in Tesoro's profitability;

•	a material decrease in the crude oil produced in the Bakken Shale/Williston Basin area;

•	disruptions due to equipment interruption or failure at our facilities, Tesoro's facilities or third-party facilities on which our business or Tesoro's business is dependent;

•
changes in the expected benefits and timing of our transactions relating to our acquisitions from Tesoro and third parties including Chevron Pipe Line Company and Northwest Terminalling Company (collectively, "Chevron");

•
changes in the expected timing, structure or benefits of Tesoro Refining & Marketing Company LLC's ("TRMC") pending acquisition of BP's Southern California refining and marketing business, or the timing, value of assets and benefits from the anticipated offer from TRMC to us of the integrated logistics system to be acquired in that acquisition;

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
Many of these factors are described in greater detail in "Competition" in Items 1 and 2 Business and Properties on page 14 and Risk Factors in Item 1A on page 20. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Annual Report on Form 10-K.

OVERVIEW AND BUSINESS STRATEGY

We are a fee-based, growth-oriented Delaware limited partnership formed by Tesoro to own, operate, develop and acquire logistics assets. Our logistics assets are integral to the success of Tesoro's refining and marketing operations and are used to gather crude oil and to distribute, transport and store crude oil and refined products. Our assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana (the "Bakken Region"), eight refined products terminals in the midwestern and western United States, a crude oil and refined products storage facility and five related short-haul pipelines in Utah, two marine terminals, including storage tanks and related short-haul pipelines in California and a rail car unloading facility in Washington.

As part of our strategy to make capital investments to expand our existing asset base, we acquired Tesoro's Martinez Crude Oil Marine Terminal, effective April 1, 2012, in the Martinez Marine Terminal Acquisition from Tesoro in exchange for consideration from TLLP to TLGP of $75.0 million, comprised of $67.5 million in cash financed with borrowings under our amended revolving credit facility (the "Revolving Credit Facility") and the issuance of equity with a fair value of $7.5 million. The Martinez crude oil marine terminal assets included in the Martinez Marine Terminal Acquisition include a single-berth dock, which has a throughput capacity of approximately 145,000 barrels per day ("bpd"), five associated crude oil storage tanks with a combined working capacity of 425,000 barrels, five short-haul pipelines and two firewater tanks with 48,000 barrels of capacity.

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

We acquired Tesoro's Long Beach Assets, effective September 14, 2012, in the Long Beach Assets Acquisition from Tesoro in exchange for consideration from TLLP to TLGP, of $210.0 million, comprised of $189.0 million in cash financed with borrowings from TLLP's senior notes offering and the issuance of equity with a fair value of $21.0 million. The Long Beach marine terminal includes a wharf with a two-vessel berth dock that receives and loads crude oil, intermediate feedstocks and refined products, six storage tanks with a combined working capacity of 235,000 barrels and three related short-haul pipelines that connect our Long Beach marine terminal to Tesoro's Wilmington refinery (the "Wilmington Refinery"). The Los Angeles short-haul pipelines consist of two short-haul pipelines that transport refined products from the Wilmington Refinery to other third-party facilities and one short-haul pipeline that is currently leased to a third party. The total throughput capacity for the Long Beach marine terminal is approximately 200,000 bpd, and the aggregate short-haul pipeline throughput capacity is estimated to be 70,000 bpd. Tesoro currently leases the Long Beach marine terminal from the City of Long Beach.

The Partnership entered into an operating agreement (the "Operating Agreement") with Tesoro, effective September 14, 2012, which governs the Partnership's operation of the Long Beach marine terminal on behalf of Tesoro beginning on September 14, 2012 until the later of the date of the: (i) assignment or sublease of the Long Beach terminal lease; or (ii) Partnership's issuance of the Certificate of Financial Responsibility to the California Department of Fish and Game. Under the Operating Agreement, Tesoro is subject to the same throughput commitments and fees as outlined in the Long Beach Berth Access, Use and Throughput Agreement.

We also acquired Tesoro's Anacortes Rail Facility, effective November 15, 2012, in the Anacortes Rail Facility Acquisition from Tesoro in exchange for consideration from TLLP to TLGP, of $180.0 million, comprised of $162.0 million in cash and the issuance of equity with a fair value of $18.0 million. The Anacortes Rail Facility includes a four-track unloading platform, two receiving and departing tracks capable of handling a 100-car unit train and two additional short track spurs, as well as other related assets and properties associated with the facility. The facility, which was placed in service in September 2012, delivers crude oil to Tesoro's Washington refinery.

We entered into an agreement with Tesoro to lease the real property under the Anacortes Rail Facility for a term of ninety-nine years in connection with the Anacortes Rail Facility Acquisition. In addition, we entered into a right of first refusal, option agreement and agreement of purchase and sale in connection with the Anacortes Rail Facility Acquisition, giving Tesoro the right to repurchase the Anacortes Rail Facility under certain conditions.

Our financial information includes the historical results of our Predecessors (for all periods presented) and the results of TLLP beginning April 26, 2011, the date TLLP commenced operations. The financial statements of our Predecessors have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. Most notably, this applies to the revenue associated with the terms of the commercial agreements as our Predecessors did not record revenue for transactions with Tesoro in the Terminalling, Transportation and Storage segment or for trucking services in the Crude Oil Gathering segment for the TLLP Predecessor prior to the Initial Offering or for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition.

We generate revenue by charging fees for gathering, transporting and storing crude oil and for terminalling, transporting and storing crude oil and refined products. Since we do not own any of the crude oil or refined products that we handle nor engage in the trading of crude oil or refined products, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customers' operations. In 2012, 91% of our total revenue was derived from Tesoro under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

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

Since the closing of the Initial Offering in April 2011, we have been implementing our strategy and goals discussed above which has allowed us to grow our distributable cash flow and increase our distributions by 30% over the last year. Relative to these goals, in 2012, we have:

•	increased throughput capacity at our Wilmington terminal by over 5,000 bpd, beginning in February 2012, upon securing permits for higher ethanol volumes;

•
completed the Martinez Marine Terminal Acquisition, effective April 1, 2012, which is expected to add 70,000 bpd of terminalling throughput with a wharf capacity of 145,000 bpd and working capacity of 425,000 barrels;

•
completed the Long Beach Assets Acquisition, effective September 14, 2012, which is expected to add 130,000 bpd of terminalling throughput, working capacity of 235,000 barrels and pipeline transportation capacity of 70,000 bpd;

•	completed the Anacortes Rail Facility Acquisition, effective November 15, 2012, which is expected to deliver up to 50,000 bpd of Bakken crude oil to Tesoro's Washington refinery; and

•	expanded the capacity of our assets on the High Plains system which permitted us to:

◦
grow the capability of our pipeline gathering system and trucking operations to deliver an additional 10,000 bpd to Tesoro's North Dakota refinery and deliver up to 60,000 bpd to Inergy's (formerly Rangeland) Epping, North Dakota facility to support Tesoro's strategy to move Bakken crude oil to its Washington refinery; and

◦	establish new destinations, including the Bridger pipeline at Richey, Montana and Inergy's crude oil loading terminal (COLT) connector, at Dry Fork, North Dakota.

In addition, on December 6, 2012, we executed definitive agreements to purchase Chevron's northwest products system (the "Northwest Products System") for a total purchase price of $400.0 million. The transaction is subject to regulatory approval and is expected to close late in the first quarter or early in the second quarter of 2013. The Partnership paid a deposit of $40.0 million upon execution of the purchase agreements, which may be retained by Chevron upon certain contract termination events.

The Northwest Products System consists of a 760-mile Federal Energy Regulatory Commission ("FERC")-regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington, and a separate five-mile jet fuel pipeline to the Salt Lake City International Airport. It also includes certain assets of the Northwest Terminalling Company consisting of the Boise and Pocatello, Idaho and Pasco, Washington refined products terminals. The common carrier pipeline's rates are grandfathered and are subject to the same standards and procedures as our High Plains Pipeline. The common carrier pipeline receives product from five refineries and one pipeline in the Salt Lake City area and is the primary transportation option from Salt Lake City to Pocatello, Boise, Pasco and Spokane. Delivery volumes on the pipeline system averaged approximately 84,000 bpd in 2011. The terminals have a total storage capacity of 1.3 million barrels and delivered approximately 51,000 bpd in 2011. The operations of the Northwest Products System will be reported in our Terminalling, Transportation and Storage segment upon closing.

In the future, we intend to continue to implement this strategy and have announced plans to:

•
expand our assets on the High Plains system in support of growing third-party demand for transportation services and Tesoro's increased demand for Bakken crude oil in the mid-continent and west coast refining systems, including:

◦	expanding our proprietary truck fleet, which should generate cost and operating efficiencies;

◦	increasing tank capacity to provide new storage services to shippers; and

◦	adding other origin and destination points on the High Plains system to increase volumes.

•
increase our terminalling volumes by expanding capacity at our Mandan, Salt Lake City and Stockton terminals and by growing our third-party services at our Boise, Burley, Vancouver and Stockton terminals; and

•
complete the acquisition of the integrated logistics system Tesoro intends to purchase from BP as part of the integrated Southern California refining and marketing business (the "Carson Acquisition") including three marine terminals, four land storage terminals, over 100 miles of pipelines (including connected access to the Los Angeles International Airport) and four product marketing terminals. Tesoro has indicated that it intends to offer us the integrated logistics system in multiple transactions during the first twelve months following the closing of the Carson Acquisition with the goal that the first transaction will coincide with Tesoro's closing of the Carson Acquisition. Although Tesoro has indicated it will offer us these assets, it is not obligated to do so.

Agreements with Tesoro

The Partnership has various long-term, fee-based commercial agreements with Tesoro under which we provide various pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products. For a description of each agreement see "Commercial Agreements with Tesoro" and "Other Agreements with Tesoro" in Items 1 and 2 Business and Properties.

How We Evaluate Our Operations

Our management uses a variety of financial and operating measures to analyze operating segment performance. These measures are significant factors in assessing our operating results and profitability and include: (1) volumes (including pipeline throughput, crude oil trucking volumes and crude oil and refined products terminal volumes); (2) operating and maintenance expenses; (3) earnings before interest, income taxes, depreciation and amortization expenses ("EBITDA"); and (4) Distributable Cash Flow.

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

•
increase throughput volumes on our High Plains system by making connections to existing or new third-party pipelines or rail loading facilities, which will be driven by the anticipated supply of and demand for additional crude oil produced from the Bakken Region;

•	increase throughput volumes at our refined products terminals and provide additional ancillary services at those terminals, such as ethanol blending and additive injection; and

•	identify and execute organic expansion projects, and capture incremental Tesoro or third-party volumes.

Additionally, increased throughput may depend on Tesoro transferring volumes that it currently distributes through competing terminals to our Vancouver, Stockton and Wilmington terminals.

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

Non-GAAP Financial Measures. We define EBITDA as net income (loss) before net interest and financing costs, interest income and depreciation and amortization expenses. We define distributable cash flow as EBITDA less net interest and financing costs and maintenance capital expenditures, plus interest income, the change in deferred revenue related to shortfall payments, reimbursement by Tesoro for certain maintenance capital expenditures and other reimbursements by Tesoro, loss on asset disposals and non-cash unit-based compensation expense. EBITDA and distributable cash flow are not measures prescribed by accounting principles generally accepted in the United States of America ("U.S. GAAP") but are supplemental financial measures that are used by management and may be used by external users of our combined consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

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

We believe that the presentation of EBITDA will provide useful information to investors in assessing our financial condition and results of operations. The U.S. GAAP measures most directly comparable to EBITDA are net income (loss) and net cash from (used in) operating activities. The amounts included in the calculation of EBITDA are derived from amounts separately presented in our combined consolidated financial statements. EBITDA should not be considered as an alternative to U.S. GAAP net income (loss) or net cash from (used in) operating activities. EBITDA has important limitations as an analytical tool, because it excludes some, but not all, items that affect net income (loss) and net cash from (used in) operating activities.

We believe that the presentation of distributable cash flow will provide useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance, as it provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating. The U.S. GAAP measure most directly comparable to distributable cash flow is net income (loss). The amounts included in the calculation of distributable cash flow are derived from amounts separately presented in our combined consolidated financial statements, with the exception of deferred revenue related to shortfall payments, maintenance capital expenditures, reimbursement by Tesoro for certain maintenance capital expenditures and other reimbursements by Tesoro.

We also include the results of our operations excluding the results of our Predecessors. We believe that the presentation of our results of operations and capital expenditures excluding results of our Predecessors will provide useful information to investors in assessing our financial condition and results of operations. We believe investors want to analyze operations of our business under our current commercial agreements with Tesoro.

These non-GAAP financial measures should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, because they may be defined differently by other companies in our industry, thereby limiting their utility.

Factors Affecting the Comparability of Our Financial Results

The Partnership's future results of operations may not be comparable to the Predecessor's historical results of operations for the reasons described below:

Revenues.  There are differences in the way our Predecessors recorded revenues and the way the Partnership records revenues after completion of the Initial Offering and the subsequent acquisitions. Our assets have historically been a part of the integrated operations of Tesoro, and our Predecessors generally recognized only the costs and did not record revenue for transactions with Tesoro in the Terminalling, Transportation and Storage segment or for trucking services in the Crude Oil Gathering segment prior to the Initial Offering and the Acquisitions from Tesoro. Accordingly, the revenues in our Predecessors' historical combined financial statements relate only to amounts received from third parties for these services and amounts received from Tesoro with respect to transportation regulated by the FERC and the North Dakota Public Service Commission ("NDPSC") on our High Plains system.

The Partnership's revenues are generated by existing third-party contracts and from commercial agreements we entered into with Tesoro at the closing of the Initial Offering, and subsequent to the Initial Offering, under which Tesoro pays us fees for gathering crude oil and distributing, transporting and storing crude oil and refined products. The commercial agreements with Tesoro are described in "Commercial Agreements with Tesoro" in Items 1 and 2 Business and Properties.

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

Combined Overview

The following table and discussion is a summary of our results of operations for the years ended December 31, 2012, 2011 and 2010, including a reconciliation of EBITDA to net income (loss) and net cash from (used in) operating activities and distributable cash flow to net income (loss) (in thousands, except unit and per unit amounts). Our financial information includes the historical results of our Predecessors (for all periods presented) and the results of TLLP beginning April 26, 2011, the date TLLP commenced operations. Our financial results may not be comparable as our Predecessor(s) recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "Factors Affecting the Comparability of Our Financial Results" on page 52 for further information. See the presentation of disaggregated results of operations of our Predecessors and the Partnership for 2012 on pages 55 and 56 below.

	Years Ended December 31,
	2012	2011	2010
			Predecessors
REVENUES (a)
Crude Oil Gathering	$72,432	$44,959	$19,592
Terminalling, Transportation and Storage	84,407	42,378	9,465
Total Revenues	156,839	87,337	29,057
COSTS AND EXPENSES
Operating and maintenance expenses (b)	63,083	47,149	47,027
Depreciation and amortization expenses	13,057	11,277	11,233
General and administrative expenses	15,713	8,776	3,968
Loss on asset disposals	535	26	830
Total Costs and Expenses	92,388	67,228	63,058
OPERATING INCOME (LOSS)	64,451	20,109	(34,001)
Less: Interest and financing costs, net	8,992	1,610	—
Add: Interest income	48	—	—
NET INCOME (LOSS)	55,507	18,499	(34,001)
Less: Loss attributable to Predecessors	(1,284)	(16,069)	(34,001)
Net income attributable to partners	56,791	34,568	—
Less: General partner's interest in net income, including incentive distribution rights	2,674	692	—
Limited partners' interest in net income	$54,117	$33,876	$—

Net income per limited partner unit:
Common - basic	$1.90	$1.11
Common - diluted	$1.89	$1.11
Subordinated - basic and diluted	$1.47	$1.11

Weighted average limited partner units outstanding:
Common units - basic	16,614,668	15,254,890
Common units - diluted	16,708,950	15,282,366
Subordinated units - basic and diluted	15,254,890	15,254,890

EBITDA (c)	$77,508	$31,386	$(22,768)
Distributable Cash Flow (c)	$66,049	$22,021

	Years Ended December 31,
	2012	2011	2010
			Predecessors
Reconciliation of EBITDA and Distributable Cash Flow to Net Income (Loss):
Net income (loss)	$55,507	$18,499	$(34,001)
Add: Depreciation and amortization expenses	13,057	11,277	11,233
Add: Interest and financing costs, net	8,992	1,610	—
Less: Interest income	48	—	—
EBITDA (c)	$77,508	$31,386	$(22,768)
Less: Maintenance capital expenditures (d)	10,719	8,268
Less: Interest and financing costs, net	8,992	1,610
Add: Reimbursement for maintenance capital expenditures (d)	6,169	8
Add: Non-cash unit-based compensation expense	1,191	479
Add: Loss on asset disposals	535	26
Add: Change in deferred revenue related to shortfall payments	309	—
Add: Interest income	48	—
Distributable Cash Flow (c)	$66,049	$22,021

Reconciliation of EBITDA to Net Cash from (used in) Operating Activities:
Net cash from (used in) operating activities	$77,505	$26,505	$(22,039)
Less: Changes in assets and liabilities	6,068	(4,196)	(101)
Less: Amortization of debt issuance costs	1,147	420	—
Less: Unit-based compensation expense	1,191	479	—
Less: Loss on asset disposals	535	26	830
Less: Interest income	48	—	—
Add: Interest and financing costs, net	8,992	1,610	—
EBITDA (c)	$77,508	$31,386	$(22,768)

_____________
(a) Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling, Transportation and Storage segment or for trucking services in the Crude Oil Gathering segment for the TLLP Predecessor prior to the Initial Offering or for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition.
(b) Operating and maintenance expenses include imbalance settlement gains of $9.7 million, $7.2 million and $3.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(c) See "How We Evaluate Our Operations - Non-GAAP Financial Measures" for a definition of EBITDA and distributable cash flow and for information regarding the presentation of our disaggregated results of operations.
(d) Maintenance capital expenditures include expenditures required to maintain equipment, equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations.

The following is a summary of our results of operations for the year ended December 31, 2012, disaggregated to present the results of operations of our Predecessors and of TLLP (in thousands):

	Tesoro Logistics LP (Partnership) (c)	Predecessors	Total Tesoro Logistics LP
REVENUES (a)
Crude Oil Gathering	$72,432	$—	$72,432
Terminalling, Transportation and Storage	76,416	7,991	84,407
Total Revenues	148,848	7,991	156,839
COSTS AND EXPENSES
Operating and maintenance (b)	56,587	6,496	63,083
Depreciation and amortization expenses	10,969	2,088	13,057
General and administrative expenses	15,266	447	15,713
Loss on asset disposals	291	244	535
Total Costs and Expenses	83,113	9,275	92,388
OPERATING INCOME (LOSS)	65,735	(1,284)	64,451
Less: Interest and financing costs, net	8,992	—	8,992
Add: Interest income	48	—	48
NET INCOME (LOSS)	56,791	(1,284)	55,507
Less: Loss attributable to Predecessors	—	(1,284)	(1,284)
Net income attributable to partners	$56,791	$—	$56,791
_____________
See page 54 for the footnotes to this table.

	Tesoro Logistics LP (Partnership) (c)	Predecessors	Total Tesoro Logistics LP
Reconciliation of EBITDA and Distributable Cash Flow to Net Income (Loss):
Net income (loss)	$56,791	$(1,284)	$55,507
Add: Depreciation and amortization expenses	10,969	2,088	13,057
Add: Interest and financing costs, net	8,992	—	8,992
Less: Interest income	48	—	48
EBITDA (c)	$76,704	$804	$77,508
Less: Maintenance capital expenditures (d)	8,701	2,018	10,719
Less: Interest and financing costs, net	8,992	—	8,992
Add: Reimbursement for maintenance capital expenditures (d)	6,169	—	6,169
Add: Non-cash unit-based compensation expense	1,191	—	1,191
Add: Loss on asset disposals	291	244	535
Add: Change in deferred revenue related to shortfall payments	309	—	309
Add: Interest income	48	—	48
Distributable Cash Flow (c)	$67,019	$(970)	$66,049

Reconciliation of EBITDA to Net Cash from Operating Activities:
Net cash from operating activities	$75,763	$1,742	$77,505
Less: Changes in assets and liabilities	5,374	694	6,068
Less: Amortization of debt issuance costs	1,147	—	1,147
Less: Unit-based compensation expense	1,191	—	1,191
Less: Loss on asset disposals	291	244	535
Less: Interest income	48	—	48
Add: Interest and financing costs, net	8,992	—	8,992
EBITDA (c)	$76,704	$804	$77,508
_____________
See page 54 for the footnotes to this table.

Summary

Our net income for the year ended December 31, 2012 increased $37.0 million to $55.5 million from $18.5 million for the year ended December 31, 2011. The increase in net income was primarily related to an increase in revenues of $69.5 million, or 80%, to $156.8 million mainly attributable to the effect of the new commercial agreements with Tesoro that went into effect at the time of and subsequent to, the Initial Offering, including an increase of $17.9 million for the Acquisitions from Tesoro, and an increase in throughput volumes in terminalling, trucking, and pipelines. The increase in revenue was partially offset by:

•
an increase in operating and maintenance expenses of $15.9 million, or 34%, mainly related to a $10.4 million increase in contract trucking expenses, a $2.6 million increase in repairs and maintenance expenses, $1.5 million associated with operations at the Anacortes Rail Facility and a $1.4 million increase in the cost of purchased additives partially offset by an increase in imbalance settlement gains of $2.5 million attributable to the commercial terminalling services agreement with Tesoro that went into effect at the time of the Initial Offering;

•
an increase in general and administrative expenses of $6.9 million, or 79%, as a result of increased cost allocations of certain direct employee costs related to additional operational administrative resources utilized for management and growth of our assets, the effect of the second amended and restated omnibus agreement (the "Second Amended Omnibus Agreement") and expenses associated with TLLP unit-based compensation. In addition, total costs of $2.8 million associated with the Acquisitions from Tesoro and the pending acquisition of the Northwest Products System are included in unallocated general and administrative expenses; and

•
an increase in net interest and financing costs of $7.4 million as a result of interest on the TLLP senior notes issued in September 2012 and higher average borrowings under our Revolving Credit Facility during 2012 as compared to 2011.

Our net income for the year ended December 31, 2011 of $18.5 million increased $52.5 million from our Predecessors' net loss of $34.0 million for the year ended December 31, 2010. The increase in net income was primarily related to an increase in revenues of $58.3 million to $87.3 million, primarily attributable to the effect of the new commercial agreements with Tesoro effective as of the Initial Offering. The increase in net income during 2011 relative to 2010 was partially offset by an increase in general and administrative expenses of $4.8 million as a result of increased cost allocations of certain direct employee costs, additional expenses related to being a publicly traded partnership, expenses associated with TLLP unit-based compensation and the effect of omnibus agreement expenses.

Crude Oil Gathering Segment

The following table and discussion is an explanation of our results of operations of the Crude Oil Gathering segment for the years ended December 31, 2012, 2011 and 2010 (in thousands, except barrel and per barrel amounts). Our financial information for the Crude Oil Gathering segment includes the historical results of our Predecessors for 2010 and the results of TLLP beginning April 26, 2011, the date TLLP commenced operations.

	Years Ended December 31,
	2012	2011	2010
REVENUES			Predecessors
Pipeline revenues	$33,012	$26,839	$19,592
Trucking revenues (a)	39,420	18,120	—
Total Revenues	72,432	44,959	19,592
COSTS AND EXPENSES
Operating and maintenance expenses (b)	39,774	23,721	19,622
Depreciation and amortization expenses	3,383	3,141	3,097
General and administrative expenses	2,875	1,304	563
(Gain) loss on asset disposals	—	(10)	62
Total Costs and Expenses	46,032	28,156	23,344
CRUDE OIL GATHERING SEGMENT OPERATING INCOME (LOSS)	$26,400	$16,803	$(3,752)
VOLUMES (bpd)
Pipeline throughput (c)	66,615	57,900	50,695
Average pipeline revenue per barrel (d)	$1.35	$1.27	$1.06
Trucking	37,537	24,059	23,305
Average trucking revenue per barrel (a) (d)	$2.87	$2.06
____________
(a) Our Predecessors did not record revenue for trucking services with Tesoro in the Crude Oil Gathering segment for the TLLP Predecessor prior to the Initial Offering. Volumes for all periods presented include both affiliate and third-party throughput.
(b) Operating and maintenance expenses include imbalance settlement gains of $4.7 million, $4.0 million and $3.3 million in the years ended December 31, 2012, 2011 and 2010, respectively.
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

2012 Compared to 2011

Volumes. Average pipeline throughput volumes increased 8,715 bpd, or 15%, primarily as a result of demand driven by higher throughput volumes in 2012 at Tesoro's North Dakota refinery and the addition of new connections with non-affiliate carriers in 2012. Trucking throughput volumes increased 13,478 bpd, or 56%, as a result of higher demand in support of Tesoro's strategy to move Bakken crude oil to its North Dakota refinery and alternate locations.

Financial Results. Revenues for the Crude Oil Gathering segment increased $27.4 million, or 61%, to $72.4 million in 2012 compared to $45.0 million in 2011. Trucking revenues increased $21.3 million from 2011 to 2012 primarily as a result of higher volumes combined with the amended trucking transportation services agreement with Tesoro that went into effect at the closing of the Initial Offering. The TLLP Predecessor generally recognized only the costs and did not record revenue associated with trucking services provided to Tesoro on an intercompany basis. Accordingly, the revenues in the Crude Oil Gathering segment through the date of the Initial Offering relate only to amounts received from Tesoro and third parties with respect to transportation regulated by the FERC and the NDPSC on our High Plains system. In addition, pipeline revenues increased $6.1 million in 2012 primarily related to an increase in pipeline volumes and higher committed rates that went into effect at the time of the Initial Offering related to the pipeline transportation services agreement.

Operating and maintenance expenses increased $16.1 million, or 68%, to $39.8 million in 2012 compared to $23.7 million in 2011 primarily attributable to a $10.4 million increase in contract trucking expenses related to higher trucking volumes, $2.9 million higher expenses associated with additional operational employees and employee related costs and a $2.2 million increase in pipeline repairs and maintenance expenses.

Depreciation and amortization expense increased $0.2 million, or 8%, to $3.4 million in 2012 compared to 2011 as a result of expenses associated with assets placed in service, including expansion projects and the Inergy connection project, during 2012.

General and administrative expenses increased $1.6 million to $2.9 million in 2012 compared to 2011 as a result of increased expenses for certain allocated employee related costs. The TLLP Predecessor general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services. Although Tesoro continues to charge the Partnership a similar combination of direct charges, the amounts allocated increased as a result of additional operational administrative resources utilized for management and growth of our assets.

2011 Compared to 2010

Volumes. Average pipeline and trucking volumes increased 7,205 bpd, or 14%, and 754 bpd, or 3%, respectively, in 2011 compared to 2010 as a result of increased refinery throughputs at Tesoro's North Dakota refinery including the effects of a scheduled turnaround at the refinery in 2010.

Financial Results. Revenues increased $25.4 million to $45.0 million in 2011 compared to $19.6 million in 2010 primarily as a result of the amended trucking transportation services agreement with Tesoro that went into effect at the closing of the Initial Offering. Historically, the TLLP Predecessor generally recognized only the costs and did not record revenue associated with trucking services provided to Tesoro on an intercompany basis. Accordingly, the revenues in the TLLP Predecessor's historical combined financial statements relate only to amounts received from Tesoro and third parties with respect to transportation regulated by the FERC and the NDPSC on our High Plains system. In addition to the new trucking transportation services agreement, pipeline volumes increased over 2010 due to higher NDPSC tariff rates for the High Plains system went into effect in January 2011 and higher committed rates went into effect at the time of the Initial Offering related to the pipeline transportation services agreement.

Operating and maintenance expenses increased $4.1 million, or 21%, to $23.7 million in 2011 compared to $19.6 million in 2010 primarily related to an increase in contract trucking expenses as a result of higher rates and fuel surcharges for trucking services and an increase in repairs and maintenance on our pipeline right-of-way as a result of adverse weather conditions in 2011. These expenses were partially offset by higher imbalance settlement gains of $0.7 million.

Depreciation and amortization expenses were relatively unchanged at $3.1 million for 2011 compared to 2010 as minor amounts of assets were placed in service during or between the periods.

General and administrative expenses increased $0.7 million to $1.3 million in 2011 compared to $0.6 million in 2010 as a result of increased expenses for certain allocated employee related costs. The TLLP Predecessor's general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general and corporate services. Although Tesoro continues to charge the Partnership a similar combination of direct charges, the amounts allocated increased as a result of additional operational administrative resources utilized for management and growth of our assets.

Terminalling, Transportation and Storage Segment

The following table and discussion is an explanation of our results of operations of the Terminalling, Transportation and Storage segment, including the results of the Acquisitions from Tesoro for the years ended December 31, 2012, 2011 and 2010 (in thousands, except barrel and per barrel amounts). Our financial information includes the historical results of our Predecessors (for all periods presented) and the results of TLLP beginning April 26, 2011, the date TLLP commenced operations. See "Factors Affecting the Comparability of Our Financial Results" on page 52 for further information.

	Years Ended December 31,
	2012	2011	2010
REVENUES (a)			Predecessors
Terminalling revenues	$71,896	$34,077	$9,105
Pipeline transportation revenues	7,072	4,673	360
Storage revenues	5,439	3,628	—
Total Revenues	84,407	42,378	9,465
COSTS AND EXPENSES
Operating and maintenance expenses (b)	23,309	23,428	27,405
Depreciation and amortization expenses	9,674	8,136	8,136
General and administrative expenses	3,131	2,352	1,176
Loss on asset disposals	535	36	768
Total Costs and Expenses	36,649	33,952	37,485
TERMINALLING, TRANSPORTATION AND STORAGE SEGMENT OPERATING INCOME (LOSS)	$47,758	$8,426	$(28,020)
VOLUMES (bpd)
Terminalling throughput	344,431	314,386	272,966
Average terminalling revenue per barrel (a) (c)	$0.57	$0.30
Pipeline transportation throughput	88,857	90,721	84,992
Average pipeline transportation revenue per barrel (a) (c)	$0.22	$0.14
Storage capacity reserved (shell capacity barrels)	878,000	878,000	878,000
Storage revenue per barrel on shell capacity (per month) (a) (c)	$0.52	$0.50
____________
(a) Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling, Transportation and Storage segment for the TLLP Predecessor prior to the Initial Offering or for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition. Volumes for all periods presented include both affiliate and third-party throughput.
(b) Operating and maintenance expenses include imbalance settlement gains of $5.0 million and $3.2 million in the years ended December 31, 2012 and 2011, respectively. There were no imbalance settlement gains in the year ended December 31, 2010.
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

The following table is a summary of our Terminalling, Transportation and Storage segment for the year ended December 31, 2012, disaggregated to present the results of operations of our Predecessors and of TLLP (in thousands, except barrel and per barrel amounts):

	Tesoro Logistics LP (Partnership) (b) (d)	Predecessors	Total Tesoro Logistics LP
REVENUES
Terminalling revenues	$64,158	$7,738	$71,896
Pipeline transportation revenues	6,819	253	7,072
Storage revenues	5,439	—	5,439
Total Revenues	76,416	7,991	84,407
COSTS AND EXPENSES
Operating and maintenance expenses	16,813	6,496	23,309
Depreciation and amortization expenses	7,586	2,088	9,674
General and administrative expenses	2,684	447	3,131
Loss on asset disposals	291	244	535
Total Costs and Expenses	27,374	9,275	36,649
TERMINALLING, TRANSPORTATION AND STORAGE SEGMENT OPERATING INCOME (LOSS)	$49,042	$(1,284)	$47,758
VOLUMES (bpd)
Terminalling throughput	245,250
Average terminalling revenue per barrel (c)	$0.71
Pipeline transportation throughput	72,933
Average pipeline transportation revenue per barrel (c)	$0.26
Storage capacity reserved (shell capacity barrels)	878,000
Storage revenue per barrel on shell capacity (per month) (c)	$0.52
____________
(d) See "How We Evaluate Our Operations - Non-GAAP Financial Measures" for information regarding the presentation of our disaggregated results of operations.
See page 59 for additional footnotes for this table.

2012 Compared to 2011

Volumes. Terminalling throughput volumes increased 30,045 bpd, or 10%, in 2012 compared to 2011 as a result of the completion of the Anacortes Rail Facility in September 2012 and higher demand at our refined products terminals and our Long Beach marine terminal. In addition, utilization increased at the Wilmington terminal related to the movement of Tesoro's volumes from third-party assets to our assets. Pipeline transportation throughput volumes decreased 1,864 bpd, or 2%, in 2012 compared to 2011 as a result of lower throughput volumes in 2012 related to Tesoro's refinery maintenance activities.

Financial Results. Revenues increased $42.0 million to $84.4 million in 2012 compared to $42.4 million in 2011 primarily attributable to the commercial agreements with Tesoro that went into effect at the time of the Initial Offering. In addition, the new terminalling agreements that went into effect in connection with the Martinez Marine Terminal Acquisition, the Long Beach Assets Acquisition and the Anacortes Rail Facility Acquisition accounted for approximately $11.0 million, $3.9 million and $3.0 million, respectively, of the increase in revenues over 2011. Our Predecessors did not record revenue for intercompany terminalling, storage and pipeline transportation services, therefore there was no revenue recognized on volumes throughput by Tesoro prior to the Initial Offering or the subsequent acquisitions. Accordingly, our Predecessors' revenues relate only to amounts received from third parties for these services.

Operating and maintenance expenses decreased $0.1 million to $23.3 million in 2012 compared to 2011 primarily as a result of an increase of $1.8 million in imbalance settlement gains attributable to the commercial terminalling services agreement with Tesoro that went into effect at the time of the Initial Offering and a decrease in environmental and other operational expenses of $1.3 million. These contributors were partially offset by $1.5 million associated with operations at the Anacortes Rail Facility and a $1.4 million increase in the cost of purchased additives that had not previously been allocated to the Predecessors but are an operating expense for the Partnership subsequent to the Initial Offering. The injection of these additives is considered an ancillary service provided by our terminals as outlined in our commercial agreements.

Depreciation and amortization expenses increased $1.6 million, or 19% to $9.7 million in 2012 compared to $8.1 million in 2011 as a result of expenses associated with assets placed in service related to various projects during 2012, including the Anacortes Rail Facility.

General and administrative expenses increased $0.7 million, or 33% to $3.1 million in 2012 compared to $2.4 million in 2011 as a result of increased expenses for certain allocated employee related costs. Our Predecessors' general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services. Although Tesoro continues to charge the Partnership a similar combination of direct charges, the amounts allocated increased as a result of additional operational administrative resources utilized for the management and growth of our assets.

The loss on asset disposals increased to $0.5 million in 2012 as a result of losses recognized related to the retirement of certain assets at our Martinez Crude Oil Marine Terminal.

2011 Compared to 2010

Volumes. Terminalling throughput volumes increased 41,420 bpd, or 15%, in 2011 compared to 2010 as a result of higher demand at the Mandan, Salt Lake City and the Long Beach terminals and increased utilization at the Wilmington, Vancouver and Stockton terminals related to the movement of Tesoro's volumes from third-party assets to our assets. In addition, terminalling throughput volumes at the Martinez marine terminal increased as a result of a scheduled turnaround at Tesoro's Martinez refinery in 2010. Pipeline transportation throughputs increased 5,729 bpd, or 7%, in 2011 compared to 2010 as a result of a scheduled turnaround at Tesoro's Utah refinery in 2010.

Financial Results. Revenues increased $32.9 million to $42.4 million in 2011 compared to $9.5 million in 2010 primarily attributable to the master terminalling services, Salt Lake City pipeline transportation services and Salt Lake City storage and transportation services agreements with Tesoro that went into effect at the time of the Initial Offering. Historically, third-party throughput activity was the sole source of revenue for this segment as our Predecessors did not record revenue for intercompany terminalling, storage and pipeline transportation services. Accordingly, our Predecessors' revenues relate only to amounts received from third parties for these services.

Operating and maintenance expenses decreased $4.0 million, or 15%, to $23.4 million in 2011 compared to $27.4 million in 2010 primarily related to imbalance settlement gains of $3.2 million in 2011 attributable to the commercial terminalling services agreement with Tesoro that went into effect at the time of the Initial Offering and environmental liability accruals of $4.0 million recognized in 2010. These amounts are partially offset by higher fees for professional services related to preliminary engineering work and the cost of purchased additives that had not previously been allocated to the Predecessors but are an operating expense for the Partnership subsequent to the Initial Offering. The injection of these additives is considered an ancillary service provided by our terminals as outlined in our commercial agreements.

Depreciation and amortization expense remained flat at $8.1 million in 2011 compared to 2010 as minor amounts of assets were placed in service or retired during or between the periods.

General and administrative expenses increased $1.2 million to $2.4 million in 2011 compared to $1.2 million in 2010 as a result of increased expenses for certain allocated employee related costs. Our Predecessors' general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services. Although Tesoro continues to charge the Partnership a similar combination of direct charges, the amounts allocated increased as a result of additional operational administrative resources utilized for management and growth of our assets.

CAPITAL RESOURCES AND LIQUIDITY

Our primary cash requirements are for funding capital expenditures, meeting operational needs and paying distributions to our partners. The Partnership expects our ongoing sources of liquidity to include cash generated from operations, reimbursement by Tesoro for certain maintenance capital expenditures, borrowings under the Revolving Credit Facility and issuances of debt and additional equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements, acquisition-related requirements, debt servicing requirements and funding at least the minimum quarterly cash distributions.

Our partnership agreement authorizes us to issue an unlimited number of additional partnership securities for the consideration and on the terms and conditions determined by our general partner without the approval of the unitholders. Costs associated with the issuance of securities are allocated to all unitholders' capital accounts based on their ownership interest at the time of issuance.

We filed a shelf registration statement with the Securities and Exchange Commission ("SEC") on May 22, 2012, to provide the ability to raise up to $500.0 million by offering common units through one or more prospectus supplements that would describe, among other things, the specific amounts and prices of the common units offered and the terms of the offering. Currently, we have the ability to raise up to an additional $322.1 million under this shelf registration statement.

On October 5, 2012, we closed a registered public offering of 4,255,000 common units representing limited partner interests, at a public offering price of $41.80 per unit. We have used the net proceeds of $170.5 million, including the proceeds from the exercise of the underwriters' over-allotment option, for the Anacortes Rail Facility Acquisition and other general partnership purposes.

Additionally, we filed a shelf registration statement with the SEC on January 7, 2013 to provide the ability to raise an unlimited amount of common units through one or more prospectus supplements that would describe, among other things, the specific amounts and prices of the securities offered and the terms of the offering. Unless otherwise indicated in the applicable prospectus supplements, any proceeds from the sale of such securities, under either shelf registration statement, will be used for general business purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

On January 14, 2013, we closed a registered public offering (the "January 2013 Equity Offering") of 9,775,000 common units representing limited partner interests, at a public offering price of $41.70 per unit. We intend to use the net proceeds of $391.7 million to fund a portion of the consideration for the acquisition of the Northwest Products System and for general partnership purposes. In addition, on January 14, 2013, TLGP contributed $8.3 million in exchange for 199,490 general partner units to maintain a 2% general partnership interest.

The table below summarizes the quarterly distributions paid related to our financial results (including incentive distribution rights):

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution (in thousands)	Date of Distribution
December 31, 2012	$0.4725	$1.89	$22,911	February 14, 2013
September 30, 2012	0.4550	1.82	16,966	November 14, 2012
June 30, 2012	0.4100	1.64	12,960	August 14, 2012
March 31, 2012	0.3775	1.51	11,832	May 14, 2012
December 31, 2011	0.3625	1.45	11,286	February 13, 2012
September 30, 2011	0.3500	1.40	10,896	November 14, 2011
June 30, 2011 (a)	0.2448	0.98	7,621	August 12, 2011
______
(a) The quarterly cash distribution for the three months ended June 30, 2011 was calculated as the minimum quarterly cash distribution of $0.3375 per unit, or $1.35 per unit on an annualized basis, prorated for the period beginning April 26, 2011, the date TLLP commenced operations.

We intend to pay a quarterly distribution of at least $0.3375 per unit per quarter, which equates to $15.7 million per quarter, or $62.8 million per year, based on the number of common, subordinated and general partner units outstanding after the January 2013 Equity Offering. We do not have a legal obligation to pay this distribution.

Revolving Credit Facility

We amended our Revolving Credit Facility in both March and August of 2012. As of December 31, 2012, our Revolving Credit Facility provided for total loan availability of $300.0 million. The Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings are available under the Revolving Credit Facility up to the total loan availability of the facility. We had no borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused loan availability of $299.7 million or 99% of the borrowing capacity as of December 31, 2012.

Our Revolving Credit Facility, as of December 31, 2012, was subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
TLLP Revolving Credit Facility (a)	0.21%	3.25%	3.25%	2.25%	0.50%
____________
(a) We have the option to elect if the borrowings will bear interest at either a base rate plus the base rate margin, or a Eurodollar rate, for the applicable period, plus the Eurodollar margin at the time of the borrowing. The applicable margin varies based upon a certain leverage ratio, as defined by the Revolving Credit Facility. We also incur commitment fees for the unused portion of the Revolving Credit Facility at an annual rate. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate.

Effective January 4, 2013, we amended and restated our revolving credit agreement (the "Amended and Restated Revolving Credit Facility") to increase commitments under the facility from $300.0 million to $500.0 million and to allow us to request that the loan availability be increased up to an aggregate of $650.0 million, subject to receiving increased commitments from the lenders. Further, the Amended and Restated Revolving Credit Facility decreases our Eurodollar margin and base rate margins between 0.5% to 1.0%, depending on our leverage ratio, and includes a provision that allows a temporary increase in certain of our financial covenants in the event of a material acquisition. As of February 21, 2013, the total capacity under the Amended and Restated Revolving Credit Facility was $500.0 million. The Amended and Restated Revolving Credit Facility is scheduled to mature on December 31, 2017.

Senior Notes

Effective September 14, 2012, the Partnership completed a private offering of $350.0 million aggregate principal amount of 5.875% Senior Notes due 2020 (the "Senior Notes"). The proceeds of this offering were used to fund the Long Beach Assets Acquisition, repay the outstanding balance on our Revolving Credit Facility and fund a portion of the Anacortes Rail Facility Acquisition.

The Senior Notes have no sinking fund requirements. We may redeem some or all of the Senior Notes, prior to October 1, 2016, at a make-whole price plus accrued and unpaid interest. On or after October 1, 2016, the Senior Notes may be redeemed at premiums equal to 2.938% through October 1, 2017; 1.469% from October 1, 2017 through October 1, 2018; and at par thereafter, plus accrued and unpaid interest in all circumstances. We will have the right to redeem up to 35% of the aggregate principal amount at 105.875% of face value with proceeds from certain equity issuances through October 1, 2015.

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

The Amended and Restated Revolving Credit Facility and Senior Notes retain existing covenants that may, among other things, limit or restrict the Partnership's ability (as well as the ability of our subsidiaries) to:

•	incur additional indebtedness and incur liens on assets to secure certain debt;

•	pay and make certain restricted payments;

•	make distributions from our subsidiaries;

•	dispose of assets in excess of an annual threshold amount;

•	in the case of the Amended and Restated Revolving Credit Facility, make certain amendments, modifications or supplements to organization documents and material contracts;

•	in the case of the Amended and Restated Revolving Credit Facility, engage in certain business activities;

•	engage in certain mergers or consolidations and transfers of assets; and

•	enter into non-arm's-length transactions with affiliates.

We do not believe that these limitations will restrict our ability to pay distributions. Additionally, the Amended and Restated Revolving Credit Facility contains covenants that require TLLP to maintain certain interest coverage and leverage ratios. We submit compliance certifications to the bank quarterly, and we were in compliance with our debt covenants as of and for the year ended December 31, 2012.

Cash Flow Summary

Components of our cash flows are set forth below (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cash Flows From (Used In):			Predecessors
Operating Activities	$77,505	$26,505	$(22,039)
Investing Activities	(124,947)	(15,021)	(4,789)
Financing Activities	48,406	6,842	26,828
Increase in Cash and Cash Equivalents	$964	$18,326	$—

Operating Activities. Net cash from operating activities increased $51.0 million to $77.5 million in 2012 from $26.5 million in 2011. The increase in net cash from operating activities was related to higher revenues as a result of our commercial agreements executed with, and subsequent to, the Initial Offering, including the Martinez Marine Terminal Acquisition, the Long Beach Assets Acquisition and the Anacortes Rail Facility Acquisition.

Net cash from (used in) operating activities increased $48.5 million to $26.5 million in 2011 from $(22.0) million in 2010. The increase was related to higher revenues and net income as a result of our commercial agreements with Tesoro executed with the Initial Offering.

Investing Activities. Net cash used in investing activities in 2012 increased $109.9 million to $124.9 million compared to $15.0 million in 2011 related to higher capital expenditures in 2012 including various maintenance and expansion capital projects. Cash used in investing activities for 2012 included advance payment of $40.0 million to secure the acquisition of the Northwest Products System and $5.6 million of affiliate reimbursement for various maintenance and expansion capital projects. See "Capital Expenditures" below for a discussion of the various maintenance and expansion projects, including those reimbursed by Tesoro. As the Acquisitions from Tesoro were transactions between entities under common control, we recorded the $418.5 million in cash payments for the assets as distributions in financing activities.

Net cash used in investing activities increased $10.2 million to $15.0 million in 2011 compared to $4.8 million in 2010 related to higher capital expenditures in 2011.

Financing Activities. Net cash provided by financing activities in 2012 increased $41.6 million to $48.4 million from $6.8 million in 2011. As discussed above, net cash provided by financing activities in 2012 includes $418.5 million in uses of cash related to the Acquisitions from Tesoro. These acquisitions were funded with $350.0 million in proceeds from the Senior Notes offering, $170.7 million in net proceeds from the public offering of common units and $68.0 million borrowed under our Revolving Credit Facility. In addition, we used a portion of the remaining proceeds of the Senior Notes offering to repay the outstanding balance of $118.0 million on our Revolving Credit Facility. We paid quarterly cash distributions totaling $53.0 million in 2012, and we paid $8.8 million and $7.1 million in financing and offering costs, respectively, during 2012.

Net cash from financing activities in 2011 decreased $20.0 million to $6.8 million from $26.8 million in 2010 primarily as a result of transactions related to the Initial Offering. We received net proceeds from the Initial Offering of $286.0 million and retained $3.0 million of these proceeds for working capital purposes before the cash distribution to Tesoro. We distributed $283.3 million to Tesoro in consideration for acquired assets and reimbursed Tesoro for certain capital expenditures incurred with respect to the assets. We also borrowed $50.0 million under the Revolving Credit Facility at the closing of the Initial Offering in order to fund an additional cash distribution to Tesoro. In addition to the transactions related to the Initial Offering, we paid quarterly cash distributions following the Initial Offering totaling $18.5 million in 2011.

Historically, the Predecessors' sources of liquidity included cash generated from operations and funding from Tesoro. Cash receipts were deposited in Tesoro's bank accounts and all cash disbursements were made from those accounts. The Sponsor contribution of $52.5 million and $19.7 million included in cash from financing activities in 2012 and 2011, respectively, was the funding of the net loss for the Predecessors less any non-cash contributions.

Capital Expenditures

The Partnership's operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations as well as to maintain assets and ensure regulatory compliance. The cost estimates described below are subject to further review, analysis and permitting requirements and include estimates for capitalized interest and labor. Our capital requirements consist of maintenance and expansion capital expenditures. Maintenance capital expenditures include expenditures required to maintain equipment reliability and integrity and to address regulatory compliance. Expansion capital expenditures include expenditures to acquire or construct new assets and to expand existing facilities or services that may increase throughput capacity on our pipelines and in our terminals or increase storage capacity at our storage facilities. Tesoro reimburses us for projects covered under the Second Amended Omnibus Agreement, which provides for reimbursement of various projects in progress at the time the Partnership acquired the assets from Tesoro. In addition, Tesoro may reimburse us for certain capital expenditures as required by various other agreements between the Partnership and Tesoro.

Capital spending for the years ended December 31, 2012, 2011 and 2010 were $91.4 million, $18.7 million and $4.5 million, respectively. Capital spending for the years ended December 31, 2012 and 2011 includes spending related to our Predecessors of $53.5 million and $8.0 million, respectively. All capital spending for the year ended 2010 related to our Predecessors. For 2013, we estimate that total capital expenditures will be $75.0 million for both maintenance and expansion capital projects, which includes projects to expand our crude oil gathering capabilities and terminalling capacity. We anticipate that these capital expenditures will be funded primarily with cash generated from operations, reimbursement by Tesoro for certain capital expenditures and borrowings under our Amended and Restated Revolving Credit Facility.

The following table is a summary of our capital expenditures for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
			Predecessors
Expansion	$80,633	$10,418	$367
Maintenance	10,719	8,268	4,167
Total Capital Expenditures	$91,352	$18,686	$4,534

The following table is a summary of our capital expenditures for the year ended December 31, 2012, disaggregated to present the results of operations of our Predecessors and of TLLP (in thousands):

	Tesoro Logistics LP (Partnership) (a)	Predecessors	Total Tesoro Logistics LP
Expansion	$29,152	$51,481	$80,633
Maintenance	8,701	2,018	10,719
Total Capital Expenditures	$37,853	$53,499	$91,352

Our 2013 budgeted and 2012 actual capital spending amounts, excluding the capital spending of our Predecessors, are comprised of the following project categories at December 31, 2012:

Project Category	Percent of 2013 Capital Budget	Percent of 2012 Capital Spending (a)
Expansion	77%	77%
Maintenance	23%	23%
_____________
(a) See "How We Evaluate Our Operations - Non-GAAP Financial Measures" for information regarding the presentation of our disaggregated results of operations and exclusion of certain predecessor information.

Maintenance capital expenditures. Maintenance capital spending in 2012 increased $2.4 million, or 30%, to $10.7 million compared to $8.3 million in 2011. Maintenance capital spending, excluding the capital spending of our Predecessors, was $8.7 million in 2012 primarily related to various projects at the Martinez Crude Oil Marine Terminal, Anchorage terminal and Long Beach marine terminal and a project to improve ethanol blending capabilities at the Salt Lake City terminal. Maintenance capital spending by our Predecessors in 2012 of $2.0 million included projects at the Martinez Crude Oil Marine Terminal and Long Beach marine terminal. A total of $6.2 million expended for projects at the Martinez Crude Oil Marine Terminal, Salt Lake City terminal and Long Beach marine terminal were reimbursed to us by Tesoro in 2012.

We estimate that our maintenance capital expenditures for 2013 will be $17.5 million. Our maintenance capital spending for 2013, net of capital reimbursements from Tesoro, is estimated to be $7.0 million primarily related to enhancing leak detection on our Crude Oil Gathering assets and various piping and tank modifications on our terminalling assets.

Expansion capital expenditures. Expansion capital spending in 2012 increased $70.2 million to $80.6 million compared to $10.4 million in 2011. Expansion capital spending, excluding the capital spending of our Predecessors, was $29.2 million in 2012 primarily related to 2012 expenditures for pipeline gathering projects and the expansion of storage capacity on our High Plains Pipeline. The 2012 expansion capital spending for our Terminalling, Transportation and Storage segment included expenditures for the expansion of throughput capacity and services at our Stockton, Vancouver, Burley and Wilmington terminals. Expansion capital spending by our Predecessors of $51.5 million in 2012 included the completion of the Anacortes Rail Facility. A total of $1.8 million expended for the gathering hub and pipeline project for the new Connolly station on our High Plains Pipeline and the installation of a jet mix system at the Martinez Crude Oil Marine Terminal were reimbursed to us by Tesoro. We estimate that our expansion capital expenditures for 2013 will be $57.5 million.

The following discussion describes our expansion capital spending plan, which is subject to further review and analysis and includes estimates for capitalized interest and labor costs:

Our overall strategy in the Crude Oil Gathering segment is focused on growth projects in the Bakken Region that increase the utilization of our existing capacity, expand our pipeline gathering system, increase our pipeline capacity, add additional origins to, and destinations from, our pipeline system and lower our overall costs. Our overall strategy in the Terminalling, Transportation and Storage segment is focused on projects that increase our terminalling volumes by expanding terminalling capacity and expand the services at several of our terminals.

Our expansion capital spending plan consists of the following projects (in millions):

	Expansion Capital Spending 2012	Expected Capital Spending for 2013	Expected In-service Date
OPERATING SEGMENTS
CRUDE OIL GATHERING
Various growth plan projects (a)	$11.6	$44.0	2012-2013
High Plains expansion (b)	2.3	—	in-service
Connolly gathering hub (c)	1.5	—	in-service
Inergy interconnect (d)	1.1	—	in-service
CRUDE OIL GATHERING SEGMENT EXPANSION PROJECTS	$16.5	$44.0

TERMINALLING, TRANSPORTATION AND STORAGE
Stockton terminal storage (e)	$7.8	$2.0	2013
New terminal expansion projects (f)	4.4	11.5	2013-2014
Burley ethanol blending (g)	0.5	—	in-service
TERMINALLING, TRANSPORTATION AND STORAGE SEGMENT EXPANSION PROJECTS	$12.7	$13.5
TOTAL GROWTH PROJECTS	$29.2	$57.5
_____________

(a)	Includes various projects to expand our pipeline gathering system and increase our ability to store volumes and to deliver volumes to Tesoro's North Dakota refinery and to third-party destinations.

(b)	The High Plains expansion project includes additional truck unloading, tankage and pumping capacity on the High Plains system to support the expansion of Tesoro's North Dakota refinery.

(c)
The Connolly project involves building a new gathering hub and an initial gathering pipeline at the Connolly station in support of our efforts to grow our pipeline gathering network on the High Plains system. Amounts expended for the Connolly project are reimbursed to us by Tesoro.

(d)
Tesoro has a long-term agreement with Inergy for access to their crude oil loading terminal and pipeline facility in North Dakota including a direct connection from the Partnership's High Plains system.

(e)	The Stockton terminal expansion will add storage capacity that will allow for an increase in volume delivered through the terminal for a total investment of approximately $10.0 million.

(f)
The new terminal expansion projects include approximately $11.5 million of capital in 2013 on new projects to expand the throughput capacity and new services at several of our terminals including Boise, Wilmington, Stockton, Vancouver, Mandan and Salt Lake City. Amounts expended in 2012 for the Salt Lake City ethanol blending project were reimbursed to us by Tesoro.

(g)	The addition of ethanol blending capabilities at our Burley terminal was completed in the first quarter of 2012. Amounts expended for the project were reimbursed to us by Tesoro.

Contractual Obligations

We have numerous contractual commitments for purchases associated with the operation of our assets, our revolving credit facility and our operating and capital leases (see Notes J and K to our combined consolidated financial statements in Item 8). We also have minimum contractual spending requirements for certain capital projects. A summary of our contractual obligations as of December 31, 2012, is as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt obligations (a)	$20,562	$20,563	$20,562	$20,563	$20,562	$406,547	$509,359
Capital lease obligations (b)	394	394	394	394	397	4,516	6,489
Operating lease obligations (c)	2,896	2,069	1,509	1,400	671	1,157	9,702
Other purchase obligations (d)	650	638	—	—	—	—	1,288
Capital expenditure obligations (e)	6,628	—	—	—	—	—	6,628
Total Contractual Obligations	$31,130	$23,664	$22,465	$22,357	$21,630	$412,220	$533,466
_______________
(a) Includes maturities of principle and interest payments. Amounts and timing may be different from our estimated commitments due to potential voluntary debt prepayments and borrowings.
(b) Capital lease obligations include amounts classified as interest.
(c) Minimum operating lease payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year primarily related to our truck vehicle leases and, to a lesser extent, leases for terminals, pump stations and property leases.
(d) Purchase obligations include enforceable and legally binding service agreement commitments that meet any of the following criteria: (1) they are non-cancellable, (2) we would incur a penalty if the agreement was cancelled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If we can unilaterally terminate the agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the termination fee or the amount that would be paid over the notice period. Contracts that can be unilaterally terminated without a penalty are not included.
(e) Minimum contractual spending requirements for certain capital projects.

Due to the uncertainty as to the timing of future cash flows for asset retirement obligations, we excluded the future cash flows of these noncurrent liabilities from the table above. See additional information on asset retirement obligations in Notes G and K to our combined consolidated financial statements in Item 8.

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

Future expenditures may be required to comply with the federal, state and local environmental requirements for our various sites, including our storage facility, pipelines and refined products terminals. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our financial position, results of operations and liquidity. Tesoro indemnifies us for certain of these costs as described in the Second Amended Omnibus Agreement. Additional information regarding environmental regulations can be found in Items 1 and 2 Business and Properties.

Environmental Liabilities.  Contamination resulting from spills of crude oil and refined products is not unusual within the petroleum refining, terminalling or pipeline industries. Historic spills along our pipelines, gathering systems and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater. Site conditions, including soils and groundwater, are being evaluated at our properties where operations have resulted in releases of hydrocarbons and other wastes. A number of our properties have known hydrocarbon or other hazardous material contamination in the soil and groundwater. See our discussion of the Second Amended Omnibus Agreement below for more information regarding the indemnification of certain environmental matters.

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

The accrued liabilities recorded for the Martinez Crude Oil Marine Terminal and the Long Beach Assets at the time of the acquisitions are included in our Predecessors' combined financial statements. Liabilities were recorded when site restoration and environmental remediation and cleanup obligations were considered probable and could be reasonably estimated. Environmental liabilities of $3.9 million were accrued as of December 31, 2011, for groundwater and soil remediation projects at the Martinez Crude Oil Marine Terminal and the Long Beach Assets. The liabilities associated with the Martinez Crude Oil Marine Terminal and the Long Beach Assets were retained by Tesoro at the closing of the Martinez Marine Terminal Acquisition and the Long Beach Assets Acquisition, respectively.

Under the Second Amended Omnibus Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering in April 2011 and the subsequent acquisitions. With respect to assets that we acquired from Tesoro, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of purchase.

Under the Second Amended Omnibus Agreement, the aggregate annual deductible for each type (unknown environmental liabilities or title matters) of liability is $0.6 million, as of December 31, 2012, before we are entitled to indemnification in any calendar year in consideration of the initial assets and all subsequent acquisitions from Tesoro. In addition, with respect to the assets that we acquired from Tesoro, we have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Initial Offering, and the subsequent acquisitions, and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities.

ACCOUNTING STANDARDS

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note A to our combined consolidated financial statements in Item 8. We prepare our financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our financial condition and results of operations.

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

Impairment of Long-Lived Assets. We review property, plant and equipment and other long-lived assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Factors that indicate potential impairment include: a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset, and a significant change in the asset's physical condition or use. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets' net book value. If this occurs, an impairment loss is recognized equal to the amount by which the asset's net book value exceeds its fair market value.

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

Imbalances. We experience volume gains and losses, which we sometimes refer to as imbalances, within our pipelines, terminals and storage facilities due to pressure and temperature changes, evaporation and variances in meter readings and in other measurement methods. The value of any crude oil or refined product imbalance gains or losses are determined by reference to the monthly average market reference price for the applicable commodity, less a specified discount. Any imbalances under contractual provisions where we bear any crude oil or refined product volume losses in excess of amounts contractually specified reduce our operating and maintenance expenses in the period in which they are realized, to the extent they are within the loss allowance, and increase our operating and maintenance expenses in such period to the extent they exceed the loss allowance.

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

The Monte Carlo simulation requires assumptions including the expected term the unit-based awards are held until exercised, the estimated volatility of our unit price over the expected term, the number of awards that will be forfeited prior to vesting, the possibility that the market condition may not be satisfied and the impact of possible differing unit price paths. Expenses related to unit-based compensation are included in general and administrative expenses in our statements of combined consolidated operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We utilize fixed-rate long-term debt obligations and other borrowings, which are subject to market risk from changes in interest rates. Changes in interest rates affect the interest expense we incur on our variable-rate debt and the fair value of our fixed-rate debt. These changes also affect the rates used to discount liabilities, which could result in lower or higher asset retirement obligation accretion expense over time. The fair value of our fixed-rate long-term debt was estimated using quoted market prices, and the carrying value and fair value of our debt were $354.0 million and $368.7 million, respectively at December 31, 2012. At December 31, 2011, our debt approximated fair value as all borrowings were under our revolving credit facility, which includes a variable interest rate. Since the debt that we incur under our revolving credit facility bears interest at a variable rate, it exposes us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. As of December 31, 2012, we had no borrowings under our revolving credit facility. Any change in interest rates would affect cash flows, but not the fair value of the debt we incur under our revolving credit facility.

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

We have audited the accompanying combined consolidated balance sheets of Tesoro Logistics LP as of December 31, 2012 and 2011, and the related combined consolidated statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined consolidated financial position of Tesoro Logistics LP at December 31, 2012 and 2011, and the combined consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tesoro Logistics LP's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
February 28, 2013

TESORO LOGISTICS LP
STATEMENTS OF COMBINED CONSOLIDATED OPERATIONS

	Years Ended December 31,
	2012	2011	2010
			Predecessors
REVENUES	(Dollars in thousands, except per unit amounts)
Affiliate	$142,667	$77,443	$19,477
Third-party	14,172	9,894	9,580
Total Revenues	156,839	87,337	29,057
COSTS AND EXPENSES
Operating and maintenance expenses	72,769	54,302	50,277
Imbalance settlement gains	(9,686)	(7,153)	(3,250)
Depreciation and amortization expenses	13,057	11,277	11,233
General and administrative expenses	15,713	8,776	3,968
Loss on asset disposals	535	26	830
Total Costs and Expenses	92,388	67,228	63,058
OPERATING INCOME (LOSS)	64,451	20,109	(34,001)
Less: Interest and financing costs, net	8,992	1,610	—
Add: Interest income	48	—	—
NET INCOME (LOSS)	55,507	18,499	(34,001)
Less: Loss attributable to Predecessors	(1,284)	(16,069)	(34,001)
Net income attributable to partners	56,791	34,568	—
Less: General partner's interest in net income, including incentive distribution rights	2,674	692	—
Limited partners' interest in net income	$54,117	$33,876	$—

Net income per limited partner unit:
Common - basic	$1.90	$1.11
Common - diluted	$1.89	$1.11
Subordinated - basic and diluted	$1.47	$1.11

Weighted average limited partner units outstanding:
Common units - basic	16,614,668	15,254,890
Common units - diluted	16,708,950	15,282,366
Subordinated units - basic and diluted	15,254,890	15,254,890

Cash distributions per unit	$1.7150	$0.9573

See accompanying notes to combined consolidated financial statements.

TESORO LOGISTICS LP
COMBINED CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,290	$18,326
Receivables
Trade	343	3,369
Affiliate	17,660	12,117
Prepayments	1,130	778
Total Current Assets	38,423	34,590
NET PROPERTY, PLANT AND EQUIPMENT	274,372	196,147
DEPOSITS	40,041	1,527
OTHER NONCURRENT ASSETS	10,342	1,545
Total Assets	$363,178	$233,809

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable
Trade	$9,005	$6,743
Affiliate	7,089	2,861
Deferred revenue - affiliate	2,027	1,775
Accrued interest and financing costs	6,116	18
Other current liabilities	3,095	3,075
Total Current Liabilities	27,332	14,472
OTHER NONCURRENT LIABILITIES	47	2,665
DEBT	353,922	50,000
COMMITMENTS AND CONTINGENCIES (Note K)
EQUITY (DEFICIT)
Equity of Predecessors	—	57,702
Common unitholders; 20,495,254 units issued and outstanding (15,254,890 in 2011)	153,037	250,430
Subordinated unitholders; 15,254,890 units issued and outstanding (15,254,890 in 2011)	(144,162)	(143,048)
General partner; 729,596 units issued and outstanding (622,649 in 2011)	(26,998)	1,588
Total Equity (Deficit)	(18,123)	166,672
Total Liabilities and Equity (Deficit)	$363,178	$233,809

See accompanying notes to combined consolidated financial statements.

TESORO LOGISTICS LP
COMBINED CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

		Partnership
	Equity of Predecessors	Common	Subordinated	General Partner	Total
	(Dollars in thousands)
Balance at December 31, 2009	$186,945	$—	$—	$—	$186,945
Loss attributable to Predecessors	(34,001)	—	—	—	(34,001)
Sponsor contributions of equity to the Predecessors	26,828	—	—	—	26,828
Balance at December 31, 2010	$179,772	$—	$—	$—	$179,772
Sponsor contributions of equity to the Predecessors	19,690	—	—	—	19,690
Loss attributable to Predecessors	(16,069)	—	—	—	(16,069)
Net liabilities not assumed by Tesoro Logistics LP	4,389	—	—	—	4,389
Allocation of net assets contributed to the unitholders	(134,479)	10,654	72,083	51,742	—
Equity offering, net of issuance costs	—	301,300	(12,651)	(517)	288,132
Distributions to unitholders and general partner related to assets acquired in the initial public offering	—	(69,927)	(213,353)	(50,000)	(333,280)
Quarterly distributions to unitholders and general partner	—	(9,073)	(9,073)	(371)	(18,517)
Net income attributable to partners	—	16,938	16,938	692	34,568
Other	4,399	538	3,008	42	7,987
Balance at December 31, 2011	$57,702	$250,430	$(143,048)	$1,588	$166,672
Sponsor contributions of equity to the Predecessors	52,457	—	—	—	52,457
Loss attributable to Predecessors	(1,284)	—	—	—	(1,284)
Net liabilities not assumed by Tesoro Logistics LP	2,174	—	—	—	2,174
Allocation of net assets contributed to the unitholders	(111,068)	98,130	—	12,938	—
Equity offering, net of issuance costs	—	173,736	(3,114)	(130)	170,492
Distributions to unitholders and general partner related to acquisitions (a)	—	(375,881)	—	(42,619)	(418,500)
Quarterly distributions to unitholders and general partner	—	(26,902)	(24,484)	(1,665)	(53,051)
Net income attributable to partners	—	28,238	25,879	2,674	56,791
Other	19	5,286	605	216	6,126
Balance at December 31, 2012	$—	$153,037	$(144,162)	$(26,998)	$(18,123)
______
(a) Distributions to unitholders and general partner include $418.5 million in cash payments for acquisitions from Tesoro during 2012. As an entity under common control with Tesoro, we record the assets that we acquire from Tesoro in our combined consolidated balance sheet at Tesoro's historical book value instead of fair value, and any excess of cash paid over the historical book value of the assets acquired from Tesoro is recorded within equity. As a result of this accounting treatment, these transactions resulted in a $307.4 million decrease in our equity balance during 2012.

See accompanying notes to combined consolidated financial statements.

TESORO LOGISTICS LP
STATEMENTS OF COMBINED CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
			Predecessors
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(Dollars in thousands)
Net income (loss)	$55,507	$18,499	$(34,001)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization expenses	13,057	11,277	11,233
Amortization of debt issuance costs	1,147	420	—
Unit-based compensation expense	1,191	479	—
Loss on asset disposals	535	26	830
Changes in current assets:
Receivables - trade	(208)	(2,136)	(775)
Receivables - affiliate	(8,253)	(6,453)	—
Prepayments and other current assets	(375)	(914)	—
Changes in current liabilities:
Accounts payable - trade	1,235	1,461	251
Accounts payable - affiliate	4,277	2,848	(627)
Deferred revenue - affiliate	252	1,775	—
Other current liabilities	7,674	1,564	(1,368)
Changes in other noncurrent assets and liabilities	1,466	(2,341)	2,418
Net cash from (used in) operating activities	77,505	26,505	(22,039)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(90,610)	(15,021)	(4,789)
Deposit for Northwest Products System acquisition	(40,000)	—	—
Capital expenditure reimbursements by affiliate	5,648	—	—
Proceeds from sale of assets	15	—	—
Net cash used in investing activities	(124,947)	(15,021)	(4,789)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from debt offering	350,000	—	—
Proceeds from issuance of common units, net of issuance costs	170,725	288,132	—
Distributions to Sponsor related to acquisitions	(375,881)	(283,280)	—
Distributions to general partner related to acquisitions	(42,619)	(50,000)	—
Quarterly distributions to unitholders	(51,386)	(18,146)	—
Quarterly distributions to general partner	(1,665)	(371)	—
Repayments under revolving credit agreement	(118,000)	—	—
Borrowings under revolving credit agreement	68,000	50,000	—
Payments on capital lease	(10)	—	—
Sponsor contributions of equity to the Predecessors	52,457	19,690	26,828
Financing costs	(8,828)	(1,852)	—
Capital contributions by affiliate	5,613	2,669	—
Net cash from financing activities	48,406	6,842	26,828
INCREASE IN CASH AND CASH EQUIVALENTS	964	18,326	—
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	18,326	—	—
CASH AND CASH EQUIVALENTS, END OF YEAR	$19,290	$18,326	$—
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid, net of capitalized interest	$1,720	$1,165	$—
See accompanying notes to combined consolidated financial statements.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Combination and Consolidation and Basis of Presentation

The financial statements presented in this Annual Report on Form 10-K contain the audited combined financial results of Tesoro Logistics LP Predecessor (the "TLLP Predecessor"), our predecessor for accounting purposes, for periods presented through April 25, 2011, and the consolidated financial results of TLLP for the period beginning April 26, 2011, the date TLLP commenced operations. The TLLP Predecessor includes the financial results of the initial assets acquired from Tesoro during the initial public offering through April 25, 2011. The balance sheet as of December 31, 2012 presents solely the consolidated financial position of the Partnership.

In 2012, we entered into the following transactions with Tesoro and our general partner, Tesoro Logistics GP, LLC ("TLGP"), pursuant to which TLLP acquired from Tesoro: the Martinez crude oil marine terminal assets (collectively, the "Martinez Crude Oil Marine Terminal"), effective April 1, 2012 (the "Martinez Marine Terminal Acquisition"); the Long Beach marine terminal and related short-haul pipelines, including the Los Angeles short-haul pipelines (collectively, the "Long Beach Assets"), effective September 14, 2012 (the "Long Beach Assets Acquisition"); and the Anacortes rail car unloading facility assets (collectively, the "Anacortes Rail Facility"), effective November 15, 2012 (the "Anacortes Rail Facility Acquisition").
These transactions (collectively referred to as "Acquisitions from Tesoro") were transfers between entities under common control. As an entity under common control with Tesoro, we record the assets that we acquire from Tesoro on our balance sheet at Tesoro's historical basis instead of fair value. Transfers of businesses between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior periods are retrospectively adjusted to furnish comparative information. Accordingly the accompanying financial statements and related notes of the TLLP Predecessor and TLLP have been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition. There was no financial statement impact related to the Anacortes Rail Facility prior to 2012 as the costs of construction were recorded in 2012. We refer to the TLLP Predecessor, and, prior to each acquisition date, the Martinez Crude Oil Marine Terminal, the Long Beach Assets and the Anacortes Rail Facility collectively as our "Predecessor(s)." See Note B for additional information regarding the acquisitions.

The accompanying financial statements and related notes present the combined financial position, results of operations, cash flows and equity of our Predecessors at historical cost. The financial statements of our Predecessors have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling, Transportation and Storage segment or for trucking services in the Crude Oil Gathering segment for the TLLP Predecessor prior to the initial public offering in April 2011 (the "Initial Offering") or for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition. All intercompany accounts and transactions have been eliminated.

We have evaluated subsequent events through the filing of this Form 10-K. See Note J for information related to our amended and restated revolving credit facility and Note L for information regarding the equity offering that closed on January 14, 2013.

Description of Business

TLLP is a Delaware limited partnership formed in December 2010 by Tesoro Corporation and its wholly owned subsidiary, TLGP, our general partner. In April 2011, we completed our Initial Offering of 14,950,000 common units representing limited partner interests.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

We are a fee-based, growth-oriented Delaware limited partnership formed by Tesoro to own, operate, develop and acquire logistics assets. Our logistics assets are integral to the success of Tesoro's refining and marketing operations and are used to gather crude oil and to distribute, transport and store crude oil and refined products. Our assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana (the "Bakken Region"), eight refined products terminals in the midwestern and western United States, a crude oil and refined products storage facility and five related short-haul pipelines in Utah, two marine terminals, including storage tanks and related short-haul pipelines in California and a rail car unloading facility in Washington.

We generate revenue by charging fees for gathering, transporting and storing crude oil and for terminalling, transporting and storing crude oil and refined products. Since we do not own any of the crude oil or refined products that we handle nor engage in the trading of crude oil or refined products, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customers' operations. In 2012, 91% of our revenue was derived from Tesoro under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

Summary of Significant Accounting Policies

Use of Estimates. We prepare our combined consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses reported and presented as of and for the periods ended. We review our estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

Reclassifications. Certain prior year balances have been aggregated or disaggregated in order to conform to the current year presentation.

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

Receivables. The majority of the accounts receivable are due from Tesoro. Credit for non-affiliated customers is extended based on an evaluation of each customer's financial condition and in certain circumstances, collateral, such as letters of credit or guarantees, is required. Our allowance for doubtful accounts is based on various factors including current sales amounts, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. No amounts were recorded in the allowance for doubtful accounts as of December 31, 2012 and 2011.

Financial Instruments. Financial instruments including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities are recorded at their carrying value. We believe the carrying value of these financial instruments approximates fair value. Our fair value assessment incorporates a variety of considerations, including:

•	the short term duration of the instruments (less than five percent of our trade payables and none of our trade receivables have been outstanding for greater than 90 days); and

•	the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of our debt were approximately $354.0 million and $368.7 million, respectively as of December 31, 2012. At December 31, 2011, our debt approximated fair value as all borrowings were under a revolving credit facility, which includes a variable interest rate.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

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

We compute depreciation of property, plant and equipment using the straight-line method, based on the estimated useful life (one to 30 years) and salvage value of each asset. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as maintenance levels, economic conditions impacting the demand for these assets, and regulatory or environmental requirements could cause us to change our estimates, thus impacting the future calculation of depreciation. We depreciate leasehold improvements and property acquired under capital leases over the lesser of the lease term or the economic life of the asset.

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

Asset Retirement Obligations. An asset retirement obligation ("ARO") is an estimated liability for the cost to retire a tangible asset. We record AROs at fair value in the period in which we have a legal obligation to incur this liability and can make a reasonable estimate of the fair value of the liability. Cost projections are based on engineering estimates, expected timing, probability of occurrence, experience gained from similar sites for which comparable projects have been completed and other closure costs using our credit-adjusted risk free rate.  These estimates will be re-evaluated and adjusted as necessary as more information becomes available. When the liability is initially recorded, the cost is capitalized by increasing the book value of the related long-lived tangible asset. The liability is accreted through operating expenses to its estimated settlement value and the related capitalized cost is depreciated over the asset's useful life. Settlement dates are estimated by considering our past practice, industry practice, management's intent and estimated economic lives.

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

Other Assets. We defer debt issuance costs related to our credit agreements and senior notes and amortize the costs over the terms of each instrument. Amortization of deferred issuance costs, which is included in interest and financing costs, amounted to $1.1 million and $0.4 million in the years ended December 31, 2012 and 2011, respectively. We reassess the carrying value of debt issuance costs when modifications are made to the related debt instruments.

Contingencies. In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters for which the likelihood of loss may be possible but the amount of loss is not currently estimable. We did not have any outstanding lawsuits, administrative proceedings or governmental investigations as of December 31, 2012 or December 31, 2011.

Revenue Recognition. The Partnership generates revenue by charging fees for gathering, transporting and storing crude oil and for terminalling, transporting and storing crude oil and refined products. Revenues are recognized as crude oil and refined products are shipped through, delivered by or stored in our pipelines, terminals and storage facility assets and transported by trucking operations. All revenues are based on regulated tariff rates or contractual rates.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The only historic revenues reflected in the financial statements of our Predecessor are amounts received from third-party use of our pipelines and terminals, and amounts received from Tesoro with respect to transportation regulated by the Federal Energy Regulatory Commission ("FERC") and the North Dakota Public Service Commission ("NDPSC") on our High Plains system. Our High Plains system includes our truck-based crude oil gathering operation and our common carrier pipeline and related storage assets. Tesoro was not charged fees for services rendered with respect to any trucking, terminalling, storage or pipeline transportation services, except as described above, prior to the Initial Offering or the subsequent acquisitions, as the respective assets were operated as a component of Tesoro's petroleum refining and marketing businesses.

Billings to affiliated customers for obligations under their quarterly minimum revenue commitments (shortfall payments) are recorded as deferred revenue if they have the right to receive future services for these billings. The balance of deferred revenue-affiliate in our combined consolidated balance sheets as of December 31, 2012 includes $0.3 million related to shortfall billings to Tesoro and the remaining amount represents advanced billings. The balance of deferred revenue affiliate as of December 31, 2011 represents advanced billings as there were no shortfall payments recorded. The revenue is recognized at the earlier of:

•	the customer receiving the future services provided by these billings;

•	the expiration of the period in which the customer is contractually allowed to receive the services (typically three months); or

•	the determination that future services will not be required.

Imbalances. We experience volume gains and losses, which we sometimes refer to as imbalances, within our pipelines, terminals and storage facilities due to pressure and temperature changes, evaporation and variances in meter readings and in other measurement methods. Under our High Plains Pipeline transportation services agreement, we retain 0.20% of the crude oil shipped on our High Plains Pipeline, and we bear any crude oil volume losses in excess of that amount. Under the provisions of our master terminalling services agreement, we retain 0.25% of the refined products we handle at our Anchorage, Boise, Burley, Stockton and Vancouver terminals for Tesoro, and we bear any refined product volume losses in excess of that amount. The value of any crude oil or refined product imbalance gains or losses are determined by reference to the monthly average market reference price for the applicable commodity, less a specified discount. Any imbalances under contractual provisions where we bear any crude oil or refined product volume losses in excess of amounts contractually specified reduce our operating and maintenance expenses in the period in which they are realized, to the extent they are within the loss allowance, and increase our operating and maintenance expenses in such period to the extent they exceed the loss allowance. For all of our other terminals, and under our other commercial agreements with Tesoro, we have no obligation to measure volume losses and have no liability for physical losses.

Unit-based Compensation. Our general partner provides unit-based compensation to officers and non-employee directors for the Partnership, which includes service and performance phantom unit awards. The fair value of our service phantom unit awards on the date of grant is equal to the market price of our common units. We estimate the grant date fair value of performance phantom unit awards using a Monte Carlo simulation at the inception of the award. We amortize the fair value over the vesting period using the straight-line method. The phantom unit awards are settled in TLLP common units. Expenses related to unit-based compensation are included in general and administrative expenses in our statements of combined consolidated operations.

Net Income per Limited Partner Unit. We use the two-class method when calculating the net income per unit applicable to limited partners, because we have more than one participating security. Our participating securities consist of common units, subordinated units, general partner units and incentive distribution rights ("IDRs"). Net income attributable to the Partnership is allocated between the limited (both common and subordinated) and general partners in accordance with our partnership agreement. We base our calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive units on our common units, which consist of unvested service and performance phantom units. Basic and diluted net income per unit applicable to subordinated limited partners are the same as there are no potentially dilutive subordinated units outstanding.

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

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE B - ACQUISITIONS

Martinez Marine Terminal Acquisition

Effective April 1, 2012, we purchased the Martinez Crude Oil Marine Terminal in exchange for consideration of $75.0 million, comprised of $67.5 million in cash financed with borrowings under our amended revolving credit facility (the "Revolving Credit Facility") and the remaining $7.5 million in partnership units. The equity was comprised of 206,362 common units, representing an approximate 1% limited partner interest in the Partnership, and 4,212 general partner units. The assets included in the Martinez Marine Terminal Acquisition include a single-berth dock and related crude oil storage tanks, short-haul pipelines and other assets and properties associated with the facility.

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

Long Beach Assets Acquisition

Effective September 14, 2012, we purchased the Long Beach Assets from Tesoro in exchange for total consideration of $210.0 million, comprised of $189.0 million in cash and the remaining $21.0 million in partnership units. The equity was comprised of 462,825 common units, representing an approximate 1% limited partner interest in the Partnership, and 9,446 general partner units.

The Long Beach marine terminal includes a wharf with a two-vessel berth dock that receives and loads crude oil, intermediate feedstocks and refined products, six storage tanks and three related short-haul pipelines that connect our Long Beach marine terminal to Tesoro's Wilmington refinery (the "Wilmington Refinery"). The Los Angeles short-haul pipelines consist of two short-haul pipelines that transport refined products from the Wilmington Refinery to other third-party facilities and one short-haul pipeline that is currently leased to a third party. Tesoro currently leases the Long Beach marine terminal from the City of Long Beach.

Long Beach Terminal Operating Agreement. The Partnership entered into an operating agreement (the "Operating Agreement") with Tesoro, effective September 14, 2012, which governs the Partnership's operation of the Long Beach marine terminal on behalf of Tesoro beginning on September 14, 2012 until the later of the date of the: (i) assignment or sublease of the Long Beach terminal lease; or (ii) Partnership's issuance of the Certificate of Financial Responsibility to the California Department of Fish and Game. Under the Operating Agreement, Tesoro is subject to the same throughput commitments and fees as outlined in the Long Beach Berth Access, Use and Throughput Agreement (see Note C for further information).

Anacortes Rail Facility Acquisition

Effective November 15, 2012, we purchased the Anacortes Rail Facility from Tesoro in exchange for total consideration of $180.0 million, comprised of $162.0 million in cash and the remaining $18.0 million in partnership units. The equity was comprised of 93,289 general partner units and 309,838 common units, representing slightly less than a 1% limited partner interest.

The Anacortes Rail Facility includes a four-track unloading platform, two receiving and departing tracks capable of handling a 100-car unit train and two additional short track spurs, as well as other related assets and properties associated with the facility. The facility, which was placed in service in September 2012, delivers crude oil to Tesoro's Washington refinery.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

We entered into an agreement with Tesoro to lease the real property under the Anacortes Rail Facility for a term of ninety-nine years in connection with the Anacortes Rail Facility Acquisition. In addition, we entered into a right of first refusal, option agreement and agreement of purchase and sale in connection with the Anacortes Rail Facility Acquisition, giving Tesoro the right to repurchase the Anacortes Rail Facility under certain conditions.

Commercial Agreements in Connection with Recent Acquisitions

We entered into commercial agreements with Tesoro in connection with the Acquisitions from Tesoro under which Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products. See Note C for additional information regarding commercial agreements and amendments to other agreements with related parties in connection with these acquisitions.

Northwest Products System Acquisition

On December 6, 2012, we executed definitive agreements to purchase Chevron Pipe Line Company's and Northwest Terminalling Company's (collectively, "Chevron") northwest products system (the "Northwest Products System") for a total purchase price of $400.0 million. The transaction is subject to regulatory approval and is expected to close late in the first quarter or early in the second quarter of 2013. The Partnership paid a deposit of $40.0 million upon execution of the purchase agreements, which may be retained by Chevron upon certain contract termination events. The Northwest Products System consists of a common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington, and a separate jet fuel pipeline to the Salt Lake City International Airport. It also includes certain assets of the Northwest Terminalling Company consisting of the Boise and Pocatello, Idaho and Pasco, Washington refined products terminals. The operations of the Northwest Products System will be reported in our Terminalling, Transportation and Storage segment upon closing. Pre-acquisition transaction costs of $0.4 million associated with the acquisition of the Northwest Products System are included in the general and administrative expenses of TLLP in our statements of combined consolidated operations for the year ended December 31, 2012.

Financial Results

Tesoro retained any current assets, current liabilities and environmental liabilities related to the Martinez Crude Oil Marine Terminal, Long Beach Assets and the Anacortes Rail Facility as of the dates of each acquisition. The only historical balance sheet item that transferred to the Partnership in the acquisitions was property, plant and equipment, which was recorded by TLLP at historical cost of $38.1 million as of April 1, 2012 for the Martinez Crude Oil Marine Terminal, $22.3 million as of September 14, 2012 for the Long Beach Assets and $50.7 million as of November 15, 2012 for the Anacortes Rail Facility.

Our historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, cash flows and equity attributable to the Martinez Crude Oil Marine Terminal, the Long Beach Assets and the Anacortes Rail Facility as if we owned the assets for all periods presented. There was no financial statement impact related to the Anacortes Rail Facility prior to 2012 as the costs of construction were recorded in 2012. The results of the Acquisitions from Tesoro are included in the Terminalling, Transportation and Storage segment.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The following amounts associated with the Acquisitions from Tesoro, subsequent to each respective acquisition date, are included in the combined consolidated statements of operations of TLLP (in thousands):

Year Ended December 31, 2012
Martinez Crude Oil Marine Terminal:
Total operating revenues	$10,969
Net income attributable to partners	4,991
Costs associated with the acquisition (a)	981
Long Beach Assets:
Total operating revenues	6,879
Net income attributable to partners	5,135
Costs associated with the acquisition (a)	977
Anacortes Rail Facility:
Total operating revenues	2,985
Net income attributable to partners	2,014
Costs associated with the acquisition (a)	510
____________

(a)	Costs associated with the acquisitions are included in the general and administrative expenses of TLLP in our statements of combined consolidated operations.

The results of the Martinez Crude Oil Marine Terminal operations, the Long Beach Assets operations and the Anacortes Rail Facility operations, prior to April 1, 2012, September 14, 2012 and November 15, 2012, respectively, have been included in their respective Predecessor results in the table below. The results of the Martinez Crude Oil Marine Terminal, subsequent to April 1, 2012, the results of the Long Beach Assets, subsequent to September 14, 2012, and the results of the Anacortes Rail Facility, subsequent to November 15, 2012, have been included in TLLP's results.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present our financial position and results of operations, with the effect of including the results of the Acquisitions from Tesoro and the adjusted total amounts included in our combined consolidated financial statements.

Statement of Combined Consolidated Operations for the Year Ended December 31, 2012

	Tesoro Logistics LP (Partnership)	Martinez Crude Oil Marine Terminal (Predecessor)	Long Beach Assets (Predecessor)	Anacortes Rail Facility (Predecessor)	Total Tesoro Logistics LP
REVENUES	(Dollars in thousands)
Affiliate	$142,667	$—	$—	$—	$142,667
Third-party	6,181	—	7,991	—	14,172
Total Revenues	148,848	—	7,991	—	156,839
COSTS AND EXPENSES
Operating and maintenance expenses	66,273	1,558	3,976	962	72,769
Imbalance settlement gains	(9,686)	—	—	—	(9,686)
Depreciation and amortization expenses	10,969	526	931	631	13,057
General and administrative expenses	15,266	97	328	22	15,713
Loss on asset disposals	291	236	8	—	535
Total Costs and Expenses	83,113	2,417	5,243	1,615	92,388
OPERATING INCOME (LOSS)	65,735	(2,417)	2,748	(1,615)	64,451
Less: Interest and financing costs, net	8,992	—	—	—	8,992
Add: Interest income	48	—	—	—	48
NET INCOME (LOSS)	56,791	(2,417)	2,748	(1,615)	55,507
Less: Income (loss) attributable to Predecessors	—	(2,417)	2,748	(1,615)	(1,284)
Net income attributable to partners	$56,791	$—	$—	$—	$56,791

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Combined Consolidated Operations for the Year Ended December 31, 2011

	Tesoro Logistics LP (Partnership and TLLP Predecessor)	Martinez Crude Oil Marine Terminal (Predecessor)	Long Beach Assets (Predecessor)	Total Tesoro Logistics LP
REVENUES	(Dollars in thousands)
Affiliate	$77,443	$—	$—	$77,443
Third-party	3,503	—	6,391	9,894
Total Revenues	80,946	—	6,391	87,337
COSTS AND EXPENSES
Operating and maintenance expenses	42,474	6,079	5,749	54,302
Imbalance settlement gains	(7,153)	—	—	(7,153)
Depreciation and amortization expenses	8,078	2,049	1,150	11,277
General and administrative expenses	7,990	394	392	8,776
Loss on asset disposals	1	25	—	26
Total Costs and Expenses	51,390	8,547	7,291	67,228
OPERATING INCOME (LOSS)	29,556	(8,547)	(900)	20,109
Less: Interest and financing costs, net	1,610	—	—	1,610
NET INCOME (LOSS)	27,946	(8,547)	(900)	18,499
Less: Loss attributable to Predecessors	(6,622)	(8,547)	(900)	(16,069)
Net income attributable to partners	$34,568	$—	$—	$34,568

Statement of Combined Operations for the Year Ended December 31, 2010 (Predecessors)

	Tesoro Logistics LP (TLLP Predecessor)	Martinez Crude Oil Marine Terminal (Predecessor)	Long Beach Assets (Predecessor)	Total Tesoro Logistics LP
REVENUES	(Dollars in thousands)
Affiliate	$19,477	$—	$—	$19,477
Third-party	3,823	—	5,757	9,580
Total Revenues	23,300	—	5,757	29,057
COSTS AND EXPENSES
Operating and maintenance expenses	35,710	8,493	6,074	50,277
Imbalance settlement gains	(3,250)	—	—	(3,250)
Depreciation and amortization expenses	8,006	2,050	1,177	11,233
General and administrative expenses	3,198	380	390	3,968
Loss on asset disposals	512	318	—	830
Total Costs and Expenses	44,176	11,241	7,641	63,058
NET LOSS	$(20,876)	$(11,241)	$(1,884)	$(34,001)

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Combined Consolidated Balance Sheet as of December 31, 2011

	Tesoro Logistics LP (Partnership)	Martinez Crude Oil Marine Terminal (Predecessor)	Long Beach Assets (Predecessor)	Total Tesoro Logistics LP
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,326	$—	$—	$18,326
Receivables
Trade	542	—	2,827	3,369
Affiliate	11,312	—	805	12,117
Prepayments	637	—	141	778
Total Current Assets	30,817	—	3,773	34,590
NET PROPERTY, PLANT AND EQUIPMENT	136,264	37,825	22,058	196,147
DEPOSITS	1,527	—	—	1,527
OTHER NONCURRENT ASSETS	1,545	—	—	1,545
Total Assets	$170,153	$37,825	$25,831	$233,809

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable
Trade	$5,727	$753	$263	$6,743
Affiliate	2,759	56	46	2,861
Deferred revenue - affiliate	1,775	—	—	1,775
Accrued interest and financing costs	18	—	—	18
Other current liabilities	860	1,366	849	3,075
Total Current Liabilities	11,139	2,175	1,158	14,472
OTHER NONCURRENT LIABILITIES	44	2,621	—	2,665
DEBT	50,000	—	—	50,000
EQUITY
Equity of Predecessors	—	33,029	24,673	57,702
Common unitholders	250,430	—	—	250,430
Subordinated unitholders	(143,048)	—	—	(143,048)
General partner	1,588	—	—	1,588
Total Equity	108,970	33,029	24,673	166,672
Total Liabilities and Equity	$170,153	$37,825	$25,831	$233,809

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

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

We believe the terms and conditions under these agreements, as well as our other agreements with Tesoro described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. These commercial agreements with Tesoro include:

	Initiation Date	Term	Renewals	Term Modification Option	Termination Provisions
					Refinery Shutdown Notice Period (a)	Force Majeure
Pipeline Transportation Services Agreement	April 2011	10 years	2 x 5 years		12 months	Tesoro Logistics can declare (unilateral)
Amended Trucking Transportation Services Agreement	April 2011	5 years	1 x 5 years		12 months
Master Terminalling Agreement	April 2011	10 years	2 x 5 years		12 months
Salt Lake City Storage and Transportation Services Agreement	April 2011	10 years	2 x 5 years		12 months
Salt Lake City Pipeline Transportation Services Agreement	April 2011	10 years	2 x 5 years		12 months
Martinez Marine Terminal Use and Throughput Agreement	April 2012	10 years	2 x 5 years		12 months
Long Beach Berth Access, Use and Throughput Agreement	September 2012	10 years	2 x 5 years	20 years	12 months
Los Angeles Short-haul Pipeline Agreement	September 2012	10 years	2 x 5 years	20 years	12 months
Anacortes Track Use and Throughput Agreement	November 2012	10 years	2 x 5 years		N/A
____________
(a) Fixed minimum volumes remain in effect during routine turnarounds.

Second Amended and Restated Omnibus Agreement.  The Partnership entered into an omnibus agreement with Tesoro at the closing of the Initial Offering. The agreement has been amended for each acquisition from Tesoro including the most recent November 15, 2012 amendment, which was entered into in connection with the Anacortes Rail Facility Acquisition (the "Second Amended Omnibus Agreement"). The annual fee payable to Tesoro under the Second Amended Omnibus Agreement remained $2.5 million for the provision of various general and administrative services, including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, certain insurance coverage, administration and other corporate services.

Under the Second Amended Omnibus Agreement, Tesoro indemnifies us for certain matters including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering in April 2011 and the subsequent acquisitions. The aggregate annual deductible for each type (unknown environmental liabilities, title or tax matters) of liability is $0.6 million, as of December 31, 2012, before we are entitled to indemnification in any calendar year in consideration of the initial assets and all subsequent acquisitions from Tesoro. See Note K for further discussion of the indemnification provisions.

Amended and Restated Operational Services Agreement.  The Partnership entered into an operational services agreement with Tesoro at the closing of the Initial Offering. The agreement has been amended for each acquisition from Tesoro including the November 15, 2012 amendment, which was entered into in connection with the Anacortes Rail Facility Acquisition (the "Amended Operational Services Agreement"). In addition, the annual fee for operational services that was in place prior to the November 2012 amendment was adjusted, effective July 1, 2012, for an inflation escalation of approximately 3%. Under the Amended Operational Services Agreement, the annual fee we pay Tesoro is $2.0 million for support services performed by certain of Tesoro's field-level employees in support of our pipelines, terminals and storage facilities. This fee is in addition to the annual fee payable to Tesoro under the Second Amended Omnibus Agreement as outlined in the agreement and described above. Tesoro may also provide direct services or incur other direct costs on our behalf. The Partnership will reimburse Tesoro for these costs in accordance with this agreement.

Other TLLP Affiliate Transactions. Receivables from affiliates as of December 31, 2012, include $0.8 million related to third-party revenues invoiced by Tesoro on behalf of TLLP, pursuant to the provisions of the Long Beach terminal operating agreement with Tesoro, for amounts owed to TLLP under crude oil and refined product throughput contracts at the Long Beach marine terminal.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Predecessors' Affiliate Transactions. Related-party transactions of our Predecessors were settled through equity. The Predecessors' balance in receivables and accounts payable from affiliated companies, as presented in Note B, represents the amount owed from or to Tesoro related to certain affiliate transactions. Revenues from affiliates in the combined statements of operations of our Predecessors consist of revenues from Tesoro with respect to transportation regulated by the FERC and the NDPSC on our High Plains system.

Summary of Transactions. A summary of revenue and expense transactions with Tesoro, including expenses directly charged and allocated to our Predecessors, are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
			Predecessors
Revenues	$142,667	$77,443	$19,477
Operating and maintenance expenses (b)	15,397	26,735	47,027
General and administrative expenses	12,624	8,165	3,968
____________
(b) Operating and maintenance expenses include imbalance settlement gains of $9.7 million, $7.2 million and $3.3 million in the years ended December 31, 2012, 2011 and 2010, respectively. It also includes operating lease expenses of $0.4 million, $0.2 million and $0.4 million in the years ended December 31, 2012, 2011 and 2010, respectively, related to our subleases from Tesoro of our Anchorage terminal and Martinez Crude Oil Marine Terminal.

In accordance with our partnership agreement, our common, subordinated and general partner interests are entitled to receive quarterly distributions of available cash. We paid quarterly cash distributions to Tesoro, including IDRs, totaling $27.1 million and $9.6 million in 2012 and 2011, respectively. On January 23, 2013, we declared a quarterly cash distribution of $0.4725 per unit based on the results of the fourth quarter of 2012, including $9.2 million to Tesoro, which was paid on February 14, 2013.

NOTE D - NET INCOME PER UNIT

Due to the timing of common unit issuances, including units issued in the equity offerings on October 5, 2012 and January 14, 2013, we paid quarterly distributions on common units that were not outstanding during the related quarter. Therefore, these common units were not included in the weighted average units outstanding during the related quarter. This resulted in the limited partner net income per common unit exceeding the limited partner net income per subordinated unit for the year ended December 31, 2012. See Note L for additional information regarding the equity offerings.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Year Ended December 31,
	2012	2011
Net income attributable to partners	$56,791	$34,568
Less: General partner's distributions (including IDRs) (a)	2,839	597
Less: Limited partners' distributions on common units	35,666	14,603
Less: Limited partner's distributions on subordinated units	26,162	14,603
Distributions less than (greater than) earnings	$(7,876)	$4,765

General partner's earnings:
Distributions (including IDRs) (a)	$2,839	$597
Allocation of distributions less than (greater than) earnings	(155)	95
Total general partner's earnings	$2,684	$692

Limited partners' earnings on common units:
Distributions	$35,666	$14,603
Allocation of distributions less than (greater than) earnings	(4,025)	2,335
Total limited partners' earnings on common units	$31,641	$16,938

Limited partner's earnings on subordinated units:
Distributions	$26,162	$14,603
Allocation of distributions less than (greater than) earnings	(3,696)	2,335
Total limited partner's earnings on subordinated units	$22,466	$16,938

Weighted average limited partner units outstanding:
Common units - basic	16,614,668	15,254,890
Common unit equivalents	94,282	27,476
Common units - diluted	16,708,950	15,282,366

Subordinated units - basic and diluted	15,254,890	15,254,890

Net income per limited partner unit:
Common - basic	$1.90	$1.11
Common - diluted	$1.89	$1.11
Subordinated - basic and diluted	$1.47	$1.11
____________

(a) General partner's distributions (including IDRs) consist of the 2% general partner interest and IDRs, which entitle the general partner to receive increasing percentages, up to 50%, of quarterly distributions in excess of $0.388125 per unit per quarter. See Note L for further discussion related to IDRs.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in thousands):

	December 31, 2012	December 31, 2011
Crude Oil Gathering	$116,744	$97,249
Terminalling, Transportation and Storage	254,381	184,000
Gross Property, Plant and Equipment	371,125	281,249
Less: Accumulated depreciation	96,753	85,102
Net Property, Plant and Equipment	$274,372	$196,147

Capitalized interest totaled $1.3 million, $0.4 million and $0.1 million for the years ended December 31, 2012, 2011, and 2010, respectively. Depreciation expense totaled $13.1 million, $11.3 million and $11.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE F - OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in thousands):

	December 31, 2012	December 31, 2011
Taxes other than income taxes	$1,417	$942
Utilities	618	143
Deferred revenue - trade	596	10
Environmental liabilities	—	1,311
Other	464	669
Total Other Current Liabilities	$3,095	$3,075

For further discussion related to environmental liabilities, see Note K.

NOTE G - OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are as follows (in thousands):

	December 31, 2012	December 31, 2011
Asset retirement obligations	$47	$44
Environmental liabilities	—	2,621
Total Other Noncurrent Liabilities	$47	$2,665

For further discussion related to environmental liabilities and AROs, see Note K.

NOTE H - BENEFIT PLANS

Employees supporting our operations participate in the benefit plans and the employee thrift plan of Tesoro. The Predecessors were allocated expenses for costs associated with the benefit plans primarily based on the percentage of the Predecessors' allocated salaries compared to Tesoro's total salaries. Tesoro, subsequent to the Initial Offering, allocates expense for costs associated with the benefit plans based on the salaries of Tesoro's employees that provide services to TLLP as a percentage of total Tesoro salaries. These employee benefit plan expenses and the related payroll costs are included in operating expenses and general and administrative expenses in our statements of combined consolidated operations and include amounts allocated to the Predecessors. Our portion of our Sponsor's employee benefit plan expenses were $2.9 million, $1.9 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - MAJOR CUSTOMER AND CONCENTRATIONS OF CREDIT RISK

Tesoro accounted for 91%, 89% and 67% of our total revenues in the years ended December 31, 2012, 2011 and 2010, respectively. These percentages are not comparable as no revenue was recorded for the Predecessors for transactions with Tesoro in the Terminalling, Transportation and Storage segment or for trucking services in the Crude Oil Gathering segment prior to the Initial Offering and the subsequent acquisitions.

NOTE J - DEBT

Our total debt at December 31, 2012 and 2011 was comprised of the following (in thousands):

Debt, including current maturities:	December 31, 2012	December 31, 2011
Revolving Credit Facility	$—	$50,000
5.875% Senior Notes due 2020	350,000	—
Capital lease obligations	4,032	—
Total Debt	354,032	50,000
Less: Current maturities	110	—
Debt, less current maturities	$353,922	$50,000

The aggregate maturities of our debt, including the principal payments of our capital lease obligations, for each of the next five years following December 31, 2012 were: 2013 - $0.1 million; 2014 - $0.2 million; 2015 - $0.1 million; 2016 - $0.2 million; and 2017 - $0.2 million.

Revolving Credit Facility. We amended our Revolving Credit Facility in both March and August of 2012. As of December 31, 2012, our Revolving Credit Facility provided for total loan availability of $300.0 million. The Revolving Credit Facility is non-recourse to Tesoro, except for TLGP and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings are available under the Revolving Credit Facility up to the total loan availability of the facility. We had no borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused loan availability of $299.7 million or 99% of the borrowing capacity as of December 31, 2012.

Our Revolving Credit Facility, as of December 31, 2012, was subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
TLLP Revolving Credit Facility (a)	0.21%	3.25%	3.25%	2.25%	0.50%
____________
(a) We have the option to elect if the borrowings will bear interest at either a base rate plus the base rate margin, or a Eurodollar rate, for the applicable period, plus the Eurodollar margin at the time of the borrowing. The applicable margin varies based upon a certain leverage ratio, as defined by the Revolving Credit Facility. We also incur commitment fees for the unused portion of the Revolving Credit Facility at an annual rate. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate.

Effective January 4, 2013, we amended and restated our revolving credit agreement (the "Amended and Restated Revolving Credit Facility") to increase commitments under the facility from $300.0 million to $500.0 million and to allow us to request that the loan availability be increased up to an aggregate of $650.0 million, subject to receiving increased commitments from the lenders. Further, the Amended and Restated Revolving Credit Facility decreases our Eurodollar margin and base rate margins between 0.5% to 1.0%, depending on our leverage ratio, and includes a provision that allows a temporary increase in certain of our financial covenants in the event of a material acquisition. As of February 21, 2013, the total capacity under the Amended and Restated Revolving Credit Facility was $500.0 million. The Amended and Restated Revolving Credit Facility is scheduled to mature on December 31, 2017.

Senior Notes. Effective September 14, 2012, the Partnership completed a private offering of $350.0 million aggregate principal amount of 5.875% Senior Notes due 2020 (the "Senior Notes"). The proceeds of this offering were used to fund the Long Beach Assets Acquisition, repay the outstanding balance on our Revolving Credit Facility and fund a portion of the Anacortes Rail Facility Acquisition.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The Senior Notes have no sinking fund requirements. We may redeem some or all of the Senior Notes, prior to October 1, 2016, at a make-whole price plus accrued and unpaid interest. On or after October 1, 2016, the Senior Notes may be redeemed at premiums equal to 2.938% through October 1, 2017; 1.469% from October 1, 2017 through October 1, 2018; and at par thereafter, plus accrued and unpaid interest in all circumstances. We will have the right to redeem up to 35% of the aggregate principal amount at 105.875% of face value with proceeds from certain equity issuances through October 1, 2015.

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

Capital Lease Obligations. Our capital lease obligation relates to the lease of a facility used for trucking operations in North Dakota with an initial term of 15 years, with five-year renewal options. The total cost of assets under the capital lease was $4.1 million with an immaterial amount of accumulated amortization at December 31, 2012. We include amortization of the cost of assets under capital leases in depreciation and amortization expenses in our statements of combined consolidated operations. Future minimum annual lease payments, including interest, as of December 31, 2012 for the capital lease were (in thousands):

2013	$394
2014	394
2015	394
2016	394
2017	397
Thereafter	4,516
Total minimum lease payments	6,489
Less amount representing interest	2,457
Capital lease obligations	$4,032

NOTE K - COMMITMENTS AND CONTINGENCIES

Commitments

Future minimum annual payments applicable to all non-cancellable operating leases and purchase obligations as of December 31, 2012 are as follows (in thousands):

	Payments Due by Period
	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$2,896	$2,069	$1,509	$1,400	$671	$1,157	$9,702
Purchase obligations	650	638	—	—	—	—	1,288
Total	$3,546	$2,707	$1,509	$1,400	$671	$1,157	$10,990

Operating Leases. We have various cancellable and non-cancellable operating leases related to land, trucks, terminals, right-of-way permits and other operating facilities. In general, these leases have remaining primary terms up to 21 years and typically contain multiple renewal options. Total lease expense for all operating leases, including leases with a term of one month or less, was $3.7 million, $3.1 million and $2.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. See Note J for information related to our capital lease.

Purchase Obligations. Our purchase obligations include enforceable and legally binding service agreement commitments that meet any of the following criteria: (1) they are non-cancellable, (2) we would incur a penalty if the agreement was cancelled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If we can unilaterally terminate the agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the termination fee or the amount that would be paid over the notice period. Contracts that can be unilaterally terminated without a penalty are not included. Total expense under these service agreements was $1.3 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively. No amounts were recorded for the year ended December 31, 2010.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Indemnification

Under the Second Amended Omnibus Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering in April 2011 and the subsequent acquisitions. With respect to assets that we acquired from Tesoro, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of purchase.

Under the Second Amended Omnibus Agreement, the aggregate annual deductible for each type (unknown environmental liabilities or title matters) of liability is $0.6 million, as of December 31, 2012, before we are entitled to indemnification in any calendar year in consideration of the initial assets and all subsequent acquisitions from Tesoro. In addition, with respect to the assets that we acquired from Tesoro, we have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Initial Offering, and the subsequent acquisitions, and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities. See Note C for additional information regarding the Second Amended Omnibus Agreement.

Contingencies

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but TLLP will accrue liabilities for certain of these matters based on our best estimates and applicable accounting guidelines and principles if the amount is probable and can be reasonably estimated. Contingencies arising after the closing of the Initial Offering from conditions existing before the Initial Offering, and the subsequent acquisitions from Tesoro that have been identified after the closing of each transaction, will be recorded in accordance with the indemnification terms set forth in the Second Amended Omnibus Agreement. Any contingencies arising from events after the Initial Offering, and the subsequent acquisitions from Tesoro, will be fully recognized by TLLP. We did not have any outstanding lawsuits, administrative proceedings or governmental investigations as of December 31, 2012 or December 31, 2011.

Environmental Liabilities

Our Predecessors recorded environmental liabilities when environmental assessments and/or remedial efforts were probable and could be reasonably estimated. Environmental liabilities of $3.9 million were accrued as of December 31, 2011, for groundwater and soil remediation projects at the Martinez Crude Oil Marine Terminal and the Long Beach Assets. The liabilities associated with the Martinez Crude Oil Marine Terminal and the Long Beach Assets were retained by Tesoro at the closing of the Martinez Marine Terminal Acquisition and the Long Beach Assets Acquisition, respectively. Further, the Predecessors capitalized environmental expenditures that extended the life or increased the capacity of assets as well as expenditures that prevented environmental contamination.

Asset Retirement Obligations

AROs primarily include regulatory or contractual obligations for the expected future demolition or removal of assets and related hazardous materials, if applicable, located at two of our leased facilities. Our Predecessors have historically recorded liabilities for AROs at a number of operated pipeline, terminal and storage properties. Upon completion of the Initial Offering, the Partnership assumed the existing AROs and adopted the accounting policies of the Predecessors in recognizing future liabilities.  Changes in AROs for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	December 31, 2012	December 31, 2011
Balance, January 1	$44	$41
Accretion Expense	3	3
Balance, December 31	$47	$44

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - EQUITY

We had 19,211,339 common public units outstanding as of December 31, 2012. Additionally, Tesoro owned 1,283,915 of our common units, 15,254,890 of our subordinated units and 729,596 of our general partner units (the 2% general partner interest) as of December 31, 2012, which together constitutes a 47% ownership interest in us.

The table below summarizes the changes in the number of units outstanding through December 31, 2012 (in units). There were no units outstanding prior to our initial public offering in April 2011.

	Common	Subordinated	General Partner	Total
Units issued in initial public offering in April 2011	15,254,890	15,254,890	622,649	31,132,429
Balance at December 31, 2011	15,254,890	15,254,890	622,649	31,132,429
Units issued in the Martinez Marine Terminal Acquisition	206,362	—	4,212	210,574
Units issued in the Long Beach Assets Acquisition	462,825	—	9,446	472,271
Units issued in the Anacortes Rail Facility Acquisition	309,838	—	93,289	403,127
Issuance of units in equity offering (a)	4,255,000	—	—	4,255,000
Unit-based compensation awards (b)	6,339	—	—	6,339
Balance at December 31, 2012	20,495,254	15,254,890	729,596	36,479,740
______
(a) On October 5, 2012, we closed a registered public offering of 4,255,000 common units representing limited partner interests, at a public offering price of $41.80 per unit. We have used the net proceeds of $170.5 million, including the proceeds from the exercise of the underwriters' over-allotment option, for the Anacortes Rail Facility Acquisition and other general partnership purposes.
(b) Unit-based compensation awards are presented net of 654 units withheld for taxes.

On January 14, 2013, we closed a registered public offering of 9,775,000 common units representing limited partner interests, at a public offering price of $41.70 per unit and received net proceeds of $391.7 million. In addition, on January 14, 2013, TLGP contributed $8.3 million in exchange for 199,490 general partner units to maintain a 2% general partnership interest. After the January offering and issuance of general partner units, Tesoro had a 38% ownership interest in the Partnership, including its 2% general partnership interest.

Issuance of Additional Securities. Our partnership agreement authorizes us to issue an unlimited number of additional partnership securities for the consideration and on the terms and conditions determined by our general partner without the approval of the unitholders. Costs associated with the issuance of securities are allocated to all unitholders' capital accounts based on their ownership interest at the time of issuance.

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

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Years ended December 31,
	2012	2011
Net income attributable to partners	$56,791	$34,568
Less: General partner's IDRs	1,586	—
Net income available to partners	$55,205	$34,568
General partner's ownership interest	2.0%	2.0%
General partner's allocated interest in net income	$1,088	$692
General partner's IDRs	1,586	—
Total general partner's interest in net income	$2,674	$692

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

Cash distributions. Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. In accordance with our partnership agreement, on January 23, 2013, we declared a quarterly cash distribution, based on the results of the fourth quarter of 2012, totaling $22.9 million, or $0.4725 per unit. This distribution was paid on February 14, 2013 to unitholders of record on February 4, 2013.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The allocation of total quarterly cash distributions to general and limited partners is as follows for the years ended December 31, 2012 and 2011 (in thousands). Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions are earned.

	Year ended December 31,
	2012	2011
General partner's distributions:
General partner's distributions	$1,253	$597
General partner's IDRs	1,586	—
Total general partner's distributions	2,839	597

Limited partners' distributions:
Common	35,666	14,603
Subordinated	26,162	14,603
Total limited partners' distributions	61,828	29,206
Total Cash Distributions	$64,667	$29,803

NOTE M - EQUITY-BASED COMPENSATION

The Tesoro Logistics LP 2011 Long-Term Incentive Plan (the "LTIP") was adopted by the Tesoro Logistics GP, LLC Board of Directors in connection with the closing of the Initial Offering in April 2011 and provides for awards of options, restricted units, phantom units, distribution equivalent rights, substitute awards, unit appreciation rights and unit awards to be available for employees, consultants and directors of the general partner and any of their affiliates who perform services for the Partnership. The Partnership had 588,114 units available for future grants under the LTIP at December 31, 2012, assuming a 200% payout of performance phantom unit awards. When the awards granted under the LTIP vest we will issue new TLLP common units.

Unit-based compensation expense related to the Partnership that was included in our statements of combined consolidated operations was as follows (in thousands):

	Year ended December 31,
	2012	2011
Performance phantom units	$961	$333
Service phantom units	230	146
Total Unit-Based Compensation Expense	$1,191	$479

Performance Phantom Unit Awards. Our general partner granted performance phantom unit awards to certain officers in February 2012. These performance phantom unit awards represent the right to receive a TLLP common unit at the end of the approximate three-year performance period depending on the Partnership's achievement of pre-established performance measures. The value of the award ultimately paid will be based on our relative total unitholder return against the performance peer group over the performance period. The performance phantom unit awards can range from 0% to 200% of the targeted award value. Our estimated payout was 189% based on results through December 31, 2012. The fair value of each performance phantom unit award is estimated at the grant date using a Monte Carlo simulation model. The estimated fair value is amortized over a vesting period, generally three years, using the straight-line method. Total unrecognized compensation cost related to our nonvested performance phantom units totaled $1.3 million as of December 31, 2012, which is expected to be recognized over a weighted-average period of 1.7 years.

A summary of our performance phantom unit award activity for the year ended December 31, 2012, is set forth below:

	Number of Performance Phantom Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2012	36,800	$32.99
Granted	36,000	39.19
Nonvested at December 31, 2012	72,800	36.06

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Expected volatilities are based on the historical volatility of peer companies over approximately the last three years, and factors in TLLP volatility from the date of the Initial Offering, which is indicative of the performance period for the awards. Expected dividend yield assumes dividends or distributions are incorporated into the unit price movements of the peer group. The risk-free rate for periods within the performance period is based on the U.S. Treasury yield curve in effect at the time of grant. A summary of weighted average assumptions as of the grant date is presented below:

	2012	2011
Expected volatility	30%	41%
Expected forfeiture rate	—%	—%
Risk-free interest rate	0.34%	0.79%
Unit price on date of grant	$33.38	$23.11

Service Phantom Unit Awards. During the year ended December 31, 2012, our general partner issued service phantom unit awards with tandem distribution equivalent rights ("DER") to certain directors under the LTIP. The fair value of each phantom unit and tandem DER on the grant date is equal to the market price of our common unit on that date. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Non-employee director awards vest at the end of a one-year service period and employee awards granted in 2011 vest ratably over a three-year service period. The total fair value of service phantom units vested was $0.2 million in the year ended December 31, 2012. No service phantom units vested in the years ended December 31, 2011 and 2010. Total unrecognized compensation cost related to our nonvested service phantom units totaled $0.1 million as of December 31, 2012, which is expected to be recognized over a weighted-average period of 0.9 years. The fair value of nonvested service phantom units outstanding as of December 31, 2012 totaled $0.4 million.

A summary of our service phantom unit award activity for the year ended December 31, 2012 is set forth below:

	Number of Service Phantom Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2012	14,073	$23.24
Granted	5,770	36.41
Vested	(6,993)	23.33
Forfeited	(3,557)	28.52
Nonvested at December 31, 2012	9,293	29.33

Sponsor's Stock-based Compensation. Certain Tesoro employees supporting the Predecessors' operations were historically granted long-term incentive compensation awards under Tesoro's stock-based compensation programs, which primarily consist of stock options, restricted common stock and stock appreciation rights. The Predecessors were allocated expenses for stock-based compensation costs. These costs are included in the Predecessors' general and administrative expenses in our statements of combined consolidated operations. The Predecessors' allocated expense was $0.1 million, $0.8 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Partnership has not been allocated these stock-based compensation costs as they are included with the services provided under the Second Amended Omnibus Agreement.

NOTE N - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of non-cash activities is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
			Predecessors
Capital expenditures included in accounts payable at period end	$5,025	$4,283	$618
Capital lease obligation	4,032	—	—
Net liabilities not assumed by Tesoro Logistics LP	2,174	4,389	—
Transfer of property, plant and equipment (to) from Sponsor, net of accumulated depreciation	(1,017)	4,399	—
Receivable from affiliate for capital expenditures	359	3,069	—

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - SEGMENT DISCLOSURES

Our revenues are derived from two operating segments: Crude Oil Gathering and Terminalling, Transportation and Storage. Our Crude Oil Gathering segment consists of a crude oil gathering system in the Bakken Region. Our Terminalling, Transportation and Storage segment consists of eight refined products terminals in the midwestern and western United States, a crude oil and refined products storage facility and five related short-haul pipelines in Utah, two marine terminals, including storage tanks and related short-haul pipelines in California and a rail car unloading facility in Washington. Our revenues are generated from existing third-party contracts and from commercial agreements we have entered into with Tesoro under which Tesoro pays us fees for gathering crude oil and distributing, transporting and storing crude oil and refined products. The commercial agreements with Tesoro are described in Note C. We do not have any foreign operations.

The operating segments adhere to the accounting polices used for our combined consolidated financial statements, as described in Note A. Our operating segments are strategic business units that offer different services and are managed separately, because each segment requires different industry knowledge, technology and marketing strategies. We evaluate the performance of each segment based on its respective operating income. Certain general and administrative expenses and interest and financing costs are excluded from segment operating income as they are not directly attributable to a specific operating segment. Identifiable assets are those used by the segment, whereas other assets are principally cash, deposits and other assets that are not associated with a specific operating segment.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Segment information is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
REVENUES			Predecessors
Crude Oil Gathering:
Affiliate (a)	$71,934	$44,570	$19,477
Third-party	498	389	115
Total Crude Oil Gathering	72,432	44,959	19,592
Terminalling, Transportation and Storage:
Affiliate (a)	70,733	32,873	—
Third-party	13,674	9,505	9,465
Total Terminalling, Transportation and Storage	84,407	42,378	9,465
Total Segment Revenues	$156,839	$87,337	$29,057

OPERATING AND MAINTENANCE EXPENSES
Crude Oil Gathering	$44,477	$27,691	$22,872
Terminalling, Transportation and Storage	28,292	26,611	27,405
Total Segment Operating and Maintenance Expenses	$72,769	$54,302	$50,277

IMBALANCE SETTLEMENT GAINS
Crude Oil Gathering	$(4,703)	$(3,970)	$(3,250)
Terminalling, Transportation and Storage	(4,983)	(3,183)	—
Total Segment Imbalance Settlement Gains	$(9,686)	$(7,153)	$(3,250)

DEPRECIATION AND AMORTIZATION EXPENSES
Crude Oil Gathering	$3,383	$3,141	$3,097
Terminalling, Transportation and Storage	9,674	8,136	8,136
Total Segment Depreciation and Amortization Expenses	$13,057	$11,277	$11,233

GENERAL AND ADMINISTRATIVE EXPENSES
Crude Oil Gathering	$2,875	$1,304	$563
Terminalling, Transportation and Storage	3,131	2,352	1,176
Total Segment General and Administrative Expenses	$6,006	$3,656	$1,739

(GAIN) LOSS ON ASSET DISPOSALS
Crude Oil Gathering	$—	$(10)	$62
Terminalling, Transportation and Storage	535	36	768
Total Segment Loss on Asset Disposals	$535	$26	$830

OPERATING INCOME (LOSS)
Crude Oil Gathering	$26,400	$16,803	$(3,752)
Terminalling, Transportation and Storage	47,758	8,426	(28,020)
Total Segment Operating Income (Loss)	74,158	25,229	(31,772)
Unallocated general and administrative expenses	(9,707)	(5,120)	(2,229)
Interest and financing costs, net	(8,992)	(1,610)	—
Interest income	48	—	—
NET INCOME (LOSS)	$55,507	$18,499	$(34,001)
____________

(a) Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling, Transportation and Storage segment or for trucking services in the Crude Oil Gathering segment for the TLLP Predecessor prior to the Initial Offering or for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition. Our FERC and NDPSC regulated pipelines were our sole source of affiliate revenues in the Crude Oil Gathering segment.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Capital expenditures by operating segment were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Capital Expenditures			Predecessors
Crude Oil Gathering	$17,014	$5,546	$271
Terminalling, Transportation and Storage	74,338	13,140	4,263
Total Capital Expenditures	$91,352	$18,686	$4,534

Total identifiable assets by operating segment were as follows (in thousands):

	December 31,
	2012	2011	2010
Identifiable Assets			Predecessors
Crude Oil Gathering	$87,194	$72,795	$68,902
Terminalling, Transportation and Storage	205,246	140,323	123,719
Other	70,738	20,691	—
Total Identifiable Assets	$363,178	$233,809	$192,621

NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters
	First	Second	Third	Fourth	Total Year
2012	(Dollars in thousands, except per unit amounts)
Total Revenues	$28,263	$36,885	$43,953	$47,738	$156,839
Operating and Maintenance Expenses	15,576	16,566	20,541	20,086	72,769
Operating Income	8,555	16,265	18,351	21,280	64,451
Net Income	8,044	15,226	16,541	15,696	55,507
Limited partners' interest in net income	11,326	12,721	14,736	15,334	54,117
Net Income per limited partner unit:
Common - basic	0.37	0.41	0.55	0.53	1.90
Common - diluted	0.37	0.41	0.54	0.53	1.89
Subordinated - basic and diluted	0.37	0.41	0.41	0.30	1.47
2011
Total Revenues	$7,692	$21,566	$28,622	$29,457	$87,337
Operating and Maintenance Expenses	12,361	12,418	13,857	15,666	54,302
Operating Income (Loss)	(8,011)	5,387	12,888	9,845	20,109
Net Income (Loss)	(8,011)	4,926	12,287	9,297	18,499
Limited partners' interest in net income	—	7,738	14,824	11,314	33,876
Net Income per limited partner unit: (a)
Common - basic and diluted	—	0.25	0.49	0.37	1.11
Subordinated - basic and diluted	—	0.25	0.49	0.37	1.11
________
(a) Net income per unit is only calculated for the Partnership after the Initial Offering as no units were outstanding prior to April 26, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the year. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Exchange Act is accumulated and communicated to management as appropriate.

During the quarter ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

We, as management of Tesoro Logistics LP and its subsidiaries (the "Partnership"), are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Partnership's internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on such assessment, we conclude that as of December 31, 2012, the Partnership's internal control over financial reporting is effective.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Partnership's combined consolidated financial statements, has issued an attestation report on the effectiveness of the Partnership's internal control over financial reporting, included herein.

ITEM 9B. OTHER INFORMATION

Item 1.01    Entry into a Material Definitive Agreement.

Amended and Restated Master Terminalling Agreement

On February 22, 2013, Tesoro Logistics Operations LLC ("TLO" or the "Operating Company"), one of our subsidiaries, amended and restated its master terminalling services agreement (the "Master Terminalling Agreement") with Tesoro Refining & Marketing Company LLC ("TRMC") and Tesoro Alaska Company ("TAC") (collectively referred to in this paragraph as the "Tesoro Parties") under which the Tesoro Parties have committed to throughput minimum volumes of refined products equal to an aggregate average of 100,000 barrels per day per month at the Operating Company's eight refined products terminals. The Operating Company and the Tesoro Parties assigned a minimum stipulated volume to each terminal, and the Operating Company is obligated to make available to the Tesoro Parties sufficient storage and throughput capacity at each terminal to allow the Tesoro Parties to throughput the applicable stipulated volume of refined products at each of the terminals.

If the Tesoro Parties fail to throughput an amount of refined products equal to the minimum throughput commitment during any calendar month, the Tesoro Parties will be obligated to pay the Operating Company a shortfall payment equal to the volume of the shortfall multiplied by the weighted average throughput fee (including any ancillary services fees) incurred by the Tesoro Parties during that month. The amount of any shortfall payment paid by the Tesoro Parties will be credited against any payments owed by the Tesoro Parties during any of the following three months, to the extent that the Tesoro Parties' throughput exceeds their minimum throughput commitment for that month.  The amendments to the Master Terminalling Agreement allow for changes to ancillary services and related costs and fees to be made by purchase orders to be executed among the parties.  The purchase orders will allow the parties to more easily react to changes and facilitate the exchange of information.

The foregoing description is not complete and is qualified in its entirety by reference to the Master Terminalling Agreement, which is filed as Exhibit 10.31 to this Annual Report on Form 10-K and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Tesoro Logistics GP, LLC and
Unitholders of Tesoro Logistics LP

We have audited Tesoro Logistics LP's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tesoro Logistics LP's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Tesoro Logistics LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the combined consolidated balance sheets of Tesoro Logistics LP as of December 31, 2012 and 2011, and the related combined consolidated statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas

February 28, 2013

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Tesoro Logistics GP, LLC ("TLGP"), our general partner, is a wholly-owned subsidiary of Tesoro Corporation ("Tesoro"). Our general partner manages our operations and activities on our behalf through its officers and directors. References in this Part III to the "Board," "directors," or "officers" refer to the Board, directors and officers of our general partner.

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

Name	Age	Position with the General Partner
Gregory J. Goff	56	Chairman of the Board of Directors and Chief Executive Officer
Phillip M. Anderson	47	President and Director
Raymond J. Bromark	67	Director
James H. Lamanna	58	Director
Thomas C. O'Connor	57	Director
Charles S. Parrish	55	Vice President, General Counsel, Secretary and Director
Daniel R. Romasko	49	Vice President, Chief Operating Officer and Director
G. Scott Spendlove	49	Vice President, Chief Financial Officer and Director
Arlen O. Glenewinkel, Jr.	56	Vice President and Controller
Tracy D. Jackson	43	Vice President and Treasurer
Rick D. Weyen	54	Vice President, Operations

Gregory J. Goff.  Gregory J. Goff was appointed Chief Executive Officer and Chairman of the Board of Directors of our general partner in December 2010. Mr. Goff has also served as Chief Executive Officer and President of Tesoro since May 2010. While he devotes the majority of his time to his roles at Tesoro, Mr. Goff also spends time directly managing our business and affairs. Prior to joining Tesoro, Mr. Goff served as Senior Vice President, Commercial for ConocoPhillips Corporation, an international, integrated energy company, from 2008 to 2010. Mr. Goff also held various other positions at ConocoPhillips from 1981 to 2008, including Managing Director and CEO of Conoco JET Nordic from 1998 to 2000; Chairman and Managing Director of Conoco Limited, a UK-based refining and marketing affiliate, from 2000 to 2002; President of ConocoPhillips European and Asia Pacific downstream operations from 2002 to 2004; President of ConocoPhillips U.S. Lower 48 and Latin America exploration and production business from 2004 to 2006; and President of ConocoPhillips specialty businesses and business development from 2006 to 2008. Mr. Goff serves as a director of the American Fuel and Petrochemical Manufacturers trade association and on the National Advisory Board of the University of Utah Business School. Previously, Mr. Goff served on the board of Chevron Phillips Chemical Company and was a member of the upstream and downstream committees of the American Petroleum Institute. In addition, Mr. Goff has public company experience from his prior service on the board of directors of DCP Midstream GP, LLC. Mr. Goff received a bachelor's degree in science and master's degree in business administration from the University of Utah.

We believe Mr. Goff brings to the Board a deep understanding of and unique perspective on our business, operations and market environment, as well as that of Tesoro. Mr. Goff also brings to the Board leadership, industry, strategic planning and operations experience.

Current Public Company Directorships: Polyone Corp. and Tesoro Corporation (Tesoro and its subsidiaries collectively own approximately 38% of our partnership interests)

Former Public Company Directorships: DCP Midstream GP, LLC (from 2008 until 2010)

Phillip M. Anderson.  Phillip M. Anderson was appointed President and a member of the Board of Directors of our general partner in December 2010. Mr. Anderson served as Vice President, Strategy for Tesoro from April 2010 until December 2010. Prior to that, he served Tesoro as Vice President, Financial Optimization & Analytics beginning in June 2008 and Vice President, Treasurer beginning in June 2007. Mr. Anderson joined Tesoro in December 1998 as Senior Financial Analyst and worked in a variety of strategic and financial roles. Mr. Anderson worked extensively on Tesoro's acquisitions and divestitures from 1999 through 2010, including valuation, negotiating, analysis, diligence and financing activities. Mr. Anderson began his career in 1991 at Ford Motor Company and worked in a variety of financial roles at that company. Mr. Anderson received a bachelor's degree in economics from the University of Texas at Austin and received a master's degree in business administration with a concentration in finance from Southern Methodist University.

We believe that Mr. Anderson's extensive energy industry background, particularly his expertise in corporate strategy and business development, brings important experience and skills to the Board.

Raymond J. Bromark. Raymond J. Bromark was elected as a member of the Board of Directors of our general partner in March 2011. Mr. Bromark is a retired Partner of PricewaterhouseCoopers LLP ("PwC"), an international accounting and consulting firm. He joined PwC in 1967 and became a Partner in 1980. He was Partner and Head of the Professional, Technical, Risk and Quality Group of PwC from 2000 to 2006, a Global Audit Partner from 1994 to 2000 and Deputy Vice Chairman, Auditing and Business Advisory Services from 1990 to 1994. In addition, he served as a consultant to PwC from 2006 to 2007. In previous years, Mr. Bromark has participated as a member of the Advisory Board of the University of Delaware's Weinberg Center for Corporate Governance. Mr. Bromark was PwC's representative on the Executive Committee of the American Institute of Certified Public Accountants' ("AICPA") Center for Public Company Audit Firms. He has also been a member of the Financial Accounting Standards Board Advisory Council, the Public Company Accounting Oversight Board's Standing Advisory Group, the AICPA's Special Committee on Financial Reporting, the AICPA's Securities and Exchange Commission ("SEC") Practice Section Executive Committee and the AICPA's Ethics Executive Committee. Mr. Bromark earned a Bachelor's of Science degree in business management from Quincy University.

We believe that Mr. Bromark's extensive experience in accounting, auditing, financial reporting, compliance and regulatory matters; a deep understanding of financial controls and familiarity with large public company audit clients; and extensive experience in leadership positions at PwC bring important and necessary skills to the Board.

Current Public Company Directorships: CA, Inc. and YRC Worldwide Inc.

Former Public Company Directorships: Word Color Press, Inc. (from 2009 to 2010)

James H. Lamanna. James H. Lamanna was elected as a member of the Board of Directors of our general partner in March 2012. Since January 2011, Mr. Lamanna has served as President of Timeless Triumph LLC, a consulting firm providing advice to companies in the oil and gas industry regarding business plans; health, safety, security and environmental performance; operational efficiency; and plant reliability. From 2003 to 2010, Mr. Lamanna held a variety of roles with BP p.l.c., a multinational oil and gas company, and its subsidiaries. During that time, he was President of BP Pipelines (North America) Inc. from April 2003 through August 2006, Senior Vice President of BP's U.S. Pipelines and Logistics operations from September 2006 through August 2009 and Vice President of Special Projects for BP's U.S. Refining and Marketing operations from September 2009 through December 2010. Mr. Lamanna earned a Bachelor's of Science degree in chemical engineering from the University of Virginia.

We believe that Mr. Lamanna's extensive background in both the energy and logistics industries, particularly the leadership skills he developed while serving in several executive positions, brings important leadership and strategic experience to the Board.

Thomas C. O'Connor. Thomas C. O'Connor was elected as a member of the Board of Directors of our general partner in May 2011. From November 2007 through December 2012, Mr. O'Connor served as president, CEO and a director of DCP Midstream, LLC, one of the nation's largest natural gas gatherers, processors, and marketers in the United States. In September 2008, he assumed additional responsibility as Chairman of the Board of DCP Midstream GP, LLC, the general partner of DCP Midstream Partners, LP, a publicly held master limited partnership, which position he continues to hold. Mr. O'Connor has over 21 years of experience in the natural gas industry with Duke Energy, Corp. a gas and electricity services provider, prior to joining DCP Midstream, LLC. From 1987 to 2007, Mr. O'Connor held a variety of roles with Duke Energy in the company's natural gas and pipeline operations units. After serving in a number of leadership positions with Duke Energy, he was named President and Chief Executive Officer of Duke Energy Gas Transmission in 2002 and he was named Group Vice President of corporate strategy at Duke Energy in 2005. In 2006 he became Group Executive and Chief Operating Officer of U.S. Franchised Electric and Gas and later in 2006 was named Group Executive and President of Commercial Businesses at Duke Energy. Mr. O'Connor earned a Bachelor's of Science degree in biology, cum laude, and a Master of Science degree in environmental studies from the University of Massachusetts at Lowell. He also completed the Harvard Business School Advanced Management Program.

We believe that Mr. O'Connor's extensive background in both the energy and logistics industries, particularly the leadership skills he developed while serving in several executive positions, brings important leadership and strategic experience to the Board.

Current Public Company Directorships: DCP Midstream, LP (Chairman of DCP Midstream GP, LLC, the general partner)

Charles S. Parrish.  Charles S. Parrish was appointed Vice President, General Counsel, Secretary and a member of the Board of Directors of our general partner in December 2010. Mr. Parrish has also served as Executive Vice President, General Counsel and Secretary for Tesoro since April 2009. While Mr. Parrish devotes the majority of his time to his roles at Tesoro, he also spends time devoted to our business and affairs. Prior to his current role with Tesoro, he served as Senior Vice President, General Counsel and Secretary beginning in May 2006, and Vice President, General Counsel and Secretary beginning in March 2005. Mr. Parrish leads Tesoro's legal department, contract administration function and government affairs group, as well as the business ethics and compliance office. Mr. Parrish joined Tesoro in 1994 and has since served in numerous roles in the legal department. He works closely with Tesoro's finance and financial reporting teams on all matters related to Tesoro's capital structure and SEC reporting. In addition, Mr. Parrish provides counsel to Tesoro's management and board of directors on corporate governance issues. Before joining Tesoro, he worked in private practice with law firms in Houston and San Antonio, primarily representing commercial lenders in loan transactions, workouts and real estate matters. Mr. Parrish received a bachelor's degree in history from the University of Virginia and a juris doctor from the University of Houston Law School. He is a member of the State Bar of Texas and the American Bar Association.

We believe that Mr. Parrish's extensive energy industry background, particularly his expertise in corporate securities and governance matters, brings important experience and skills to the Board.

Daniel R. Romasko.  Daniel R. Romasko was appointed Vice President and Chief Operating Officer and a member of the Board of Directors of our general partner in July 2011. Mr. Romasko has also served as Executive Vice President, Operations for Tesoro since March 2011, providing operational leadership to Tesoro's refining, marketing, logistics and marine organizations. While Mr. Romasko devotes the majority of his time to his roles at Tesoro, he also spends time devoted to our business and affairs. Prior to joining Tesoro, Mr. Romasko held the positions of Vice President, Operations Integrity and Vice President, Technical Operations and Competence at Suncor Energy, an integrated energy company. In these roles, he was responsible for implementation of Suncor's operational excellence strategy with particular emphasis on improving reliability, safety and environmental performance. Mr. Romasko also worked for Petro-Canada, an oil and natural gas company that merged with Suncor in 2009, as the General Manager of their Fort Hills syncrude operations. He built his extensive experience in the refining industry with ConocoPhillips, an international energy company, having held numerous leadership positions in transportation, pipeline, supply and trading, global specialty products and refining, during his 20 years with the company. Mr. Romasko earned a Bachelor's of Science degree in chemical engineering from Montana State University.

We believe that Mr. Romasko's extensive energy industry background, particularly his expertise in operations, corporate strategy and business development, brings important experience and skills to the Board.

G. Scott Spendlove.  G. Scott Spendlove was appointed Vice President, Chief Financial Officer and a member of the Board of Directors of our general partner in December 2010. Mr. Spendlove has also served as Senior Vice President, Chief Financial Officer for Tesoro Corporation since May 2010. From May 2010 until February 2011, he also served as Tesoro's Treasurer. While Mr. Spendlove devotes the majority of his time to his roles at Tesoro, he also spends time devoted to our business and affairs. Prior to his current role with Tesoro, he served as Tesoro's Senior Vice President, Risk Management beginning in June 2008, Vice President, Asset Enhancement and Planning beginning in December 2006, Vice President and Controller beginning in March 2006, Vice President, Finance and Treasurer beginning in May 2003 and has held positions in strategic planning and operations. Prior to joining Tesoro in 2002, he served as Vice President, Corporate Planning and Investor Relations for Ultramar Diamond Shamrock Corporation ("UDS"). He also served as Director, Investor Relations, of UDS and held various positions in accounting, finance, forecasting and planning at both UDS and Unocal Corporation. Mr. Spendlove received a bachelor's degree in accounting from Brigham Young University and a master's degree in business administration from California State University-Fresno.

We believe that Mr. Spendlove's extensive energy industry background, particularly his expertise in financial reporting, strategic planning and oversight experience, brings important experience and skills to the Board.

Arlen O. Glenewinkel, Jr. Arlen O. Glenewinkel, Jr. was named Vice President and Controller of our general partner in April 2012. Mr. Glenewinkel has also served as Vice President and Controller for Tesoro Corporation since December 2006. Prior to that, he served as Tesoro's Vice President, Enterprise Risk beginning in April 2005 and its Vice President, Internal Audit, from August 2002 to April 2005.

Tracy D. Jackson. Tracy D. Jackson was named Vice President and Treasurer of our general partner in April 2012. Ms. Jackson has also served as Vice President and Treasurer for Tesoro Corporation since February 2011. Ms. Jackson served as Tesoro's Treasurer starting in November 2010 and its Vice President of Internal Audit beginning in May 2007. Prior to that, she served as Executive Director of Internal Audit at Valero Corporation beginning in May 2005.

Rick D. Weyen. Rick D. Weyen was appointed Vice President, Operations of our general partner in September 2012. Mr. Weyen previously served as Tesoro's Vice President, Regional Development for Mid-Continent and Renewable Energy from April 2011 through August 2012, Vice President of Alternative Fuels, from April 2010 to April 2011, Vice President of Development for North America from June 2008 to April 2010, and Vice President of Capital Management from June 2007 to June 2008. Mr. Weyen joined Tesoro when it acquired its Salt Lake City refinery in 2001 and served in various roles from September 2001 to June 2007, including President of Tesoro's Mountain Region, Vice President of Wholesale Marketing, and Vice President of Operations Strategy. Prior to joining Tesoro, Mr. Weyen had extensive experience in the petroleum downstream sector with Amoco and BP. Mr. Weyen has a Bachelor's of Science in Chemical Engineering from Purdue University, and master's degree in business administration from the University of Houston - Clear Lake.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our general partner's directors and executive officers, as well as holders of more than 10% of our voting stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock or other equity securities. Based on a review of those forms provided to us and any written representations, we believe that during the year ended December 31, 2012, our directors, executive officers and holders of more than 10% of our voting stock filed the required reports on a timely basis under Section 16(a), except for the following transactions, which were not timely filed due to administrative error: a Form 4 for Tesoro Corporation and certain of its subsidiaries reporting the receipt of 206,362 common units on April 1, 2012 in connection with the sale of assets to Tesoro Logistics LP ("TLLP"); however a Current Report on Form 8-K was timely reported with respect to the transaction. See "Certain Relationships and Related Party Transactions -- Acquisitions" below.

Board Leadership Structure

Mr. Goff, our general partner's Chief Executive Officer, serves as Chairman of the Board. The Board believes that he is the director most familiar with TLLP's business and industry, and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. Independent directors and management have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside the Partnership and industry, while the Chief Executive Officer brings TLLP-specific experience and expertise. Due to the nature of our business, the impact of Tesoro's strategy upon TLLP's strategy and the continued related party activity between Tesoro and TLLP, the Board believes that the combined role of Chairman of the Board and Chief Executive Officer promotes strategy development and execution and facilitates information flow between management and the Board. In addition, our Corporate Governance Guidelines specify that the Chairman of the Audit Committee shall serve as the lead independent director (the "Lead Director"). At each quarterly meeting of the Board, all of our non-management directors meet in an executive session without management participation. Mr. Bromark, who currently serves as the Lead Director, presides at these executive sessions.

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

Committees of the Board of Directors

The Board has an Audit Committee and a Conflicts Committee, each of which has a written committee charter. The Board has determined that all of the members of the Audit and Conflicts Committees of the Board meet the independence requirements of the New York Stock Exchange ("NYSE") and the SEC. Because we are a limited partnership, we are not required to have a compensation committee or a nominating/corporate governance committee.

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

The Audit Committee is composed of Messrs. Bromark, Lamanna and O'Connor, each of whom the Board has determined is financially literate. The Board also has determined that each of Messrs. Bromark and O'Connor qualifies as an "audit committee financial expert," as defined by SEC rules. No member of the Audit Committee serves on the audit committees of more than three public companies, including us. Mr. Bromark acts as Chair of the Audit Committee.

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

Our management is primarily responsible for our internal control and financial reporting processes. Our independent auditors, Ernst & Young LLP ("EY"), are responsible for performing an independent audit of our combined consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board ("PCAOB") and generally accepted auditing standards and an audit of our internal control over financial reporting in accordance with the standards and issuing a report thereon. The Audit Committee monitors our financial reporting process and reports to the Board on its findings.

In this context, the Audit Committee hereby reports as follows:

(1)	The Audit Committee has reviewed and discussed the audited financial statements with management.

(2)	The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by applicable PCAOB standards.

(3)
The Audit Committee has received the written disclosures and the letter from the independent auditors required by the PCAOB regarding the independent auditors' communications with the Audit Committee concerning independence and has discussed with the independent auditors their independence.

(4)
Based on the review and discussions referred to in paragraphs (1) through (3) above, the Audit Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2012, for filing with the SEC.

The undersigned members of the Audit Committee have submitted this Report to the Board of Directors as of February 25, 2013.

Raymond J. Bromark, Chairman
James H. Lamanna
Thomas C. O'Connor

Conflicts Committee

Our partnership agreement contains provisions that modify and limit our general partner's fiduciary duties to our unitholders. Our partnership agreement also restricts the remedies available to unitholders for actions taken by our general partner that, without those limitations, might constitute breaches of its fiduciary duty. Whenever a conflict arises between our general partner or its affiliates, on the one hand, and us and our limited partners, on the other hand, our general partner will resolve that conflict. Our general partner may, but is not required to, seek the approval of such resolution from our conflicts committee. The conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence and experience standards established by the NYSE to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee will be conclusively deemed to be approved by all of our partners and not a breach by our general partner of any duties it may owe us or any other partners. Each of Messrs. Bromark, Lamanna and O'Connor serves on the Conflicts Committee, and Mr. O'Connor acts as Chair of the Conflicts Committee.

Compensation Decisions

We do not have a compensation committee. Our corporate governance guidelines were revised to provide that the Chairman of the Board and the independent directors are collectively responsible for:

•
reviewing our executive compensation programs to ensure that they are adequate to attract, motivate and retain competent executive personnel and that they are directly and materially related to our short-term and long-term objectives and operating performance;

•
reviewing and approving all aspects of direct and indirect compensation other than retirement and benefits for those of our executive officers who do not also serve as executive officers of Tesoro; and

•	administering and granting awards to our officers and employees under our long-term incentive plan.

However, the Chairman of the Board must abstain from voting in any decision related to his own compensation, which shall be approved solely by the independent directors.

Code of Conduct and Corporate Governance Guidelines

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

Communicating with the Board

 Persons may communicate with the Board, or directly with the Chairman of the Board, the Lead Director or the independent members of the Board by submitting such communication in writing to:

c/o General Counsel
Tesoro Logistics GP, LLC
19100 Ridgewood Parkway
San Antonio, Texas 78259

In addition, the Audit Committee has established procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. Persons wishing to communicate with our Audit Committee may do so by submitting such communication in writing to:

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

Our general partner has adopted a director compensation program under which our general partner's non-employee directors are compensated for their service as directors. Each non-employee director receives a compensation package consisting of the annual retainer described below, an additional $10,000 retainer for service as the chair of a standing committee and meeting attendance fees of $1,500 per meeting (for attendance in person or by telephone). For the first half of 2012, the annual retainer of $95,000 was payable $45,000 in cash and $50,000 in an award of service phantom units. Effective July 1, 2012, the annual retainer was increased to $105,000, payable $50,000 in cash and $55,000 in an award of service phantom units. The pro-rata increase in cash was reflected in quarterly payments during the second half of the year. In July 2012, non-employee directors received additional service phantom unit awards, pro-rated for the remainder of the year, to reflect the increased equity portion of the annual retainer. In addition to the compensation described above, we reimburse our non-employee directors for travel and lodging expenses that they incur in connection with attending meetings of the board of directors or its committees.

Service phantom units granted to non-employee directors under the annual compensation package, or upon first election to the board of directors under our long-term incentive plan, vest one year from the date of grant, contingent on continued service by the director. Cash distribution equivalent rights accrue with respect to such equity-based awards and are distributed at the time such awards vest. The number of units granted is determined by dividing the equity portion of the annual retainer by the average closing price of our common units on the NYSE over a ten business-day period ending on the third business day prior to the grant date and rounding any resulting fractional units to the nearest whole unit. Service phantom units are granted annually to directors in conjunction with the Board's approval of our Annual Report on Form 10-K, and any new non-employee director receives a pro-rata award of service phantom units when commencing his or her services as a board member. Ms. Morgan and Messrs. Bromark and O'Connor each received 1,411 phantom units in conjunction with the Board's approval of our Annual Report on Form 10-K in February 2012; Ms. Morgan forfeited these units when she resigned from the Board on March 12, 2012. Mr. Lamanna received 1,321 phantom units as his pro-rata equity portion of his annual retainer when he joined the Board in March 2012. In July 2012, the Board granted each of the non-employee directors an additional 72 service phantom units to compensate them for the pro-rata portion of the additional $5,000 equity portion of the retainer for the remainder of the calendar year.

2012 Director Compensation Table

The table below describes the compensation paid to each of our non-employee directors for 2012. Information regarding compensation paid to our management directors is included in Compensation Discussion and Analysis and the Summary Compensation Table.

Name	Fees Earned or Paid in Cash (a)	Unit Awards (b) (c)	All Other Compensation	Total
Raymond J. Bromark	$113,000	$54,129	$—	$167,129
James H. Lamanna (d)	77,669	50,272	—	127,941
Mary F. Morgan (e)	23,952	51,558	—	75,510
Thomas C. O'Connor	108,500	54,129	—	162,629
_______________

(a)
The amounts shown in this column include the portion of the annual retainer earned in 2012, any individual retainers for serving as the chair of a committee and the Board and committee meeting fees paid in 2012.

(b)
The amounts shown in this column represent the aggregate grant date fair value of the directors' portion of the annual retainer paid in service phantom units computed in accordance with accounting principles generally accepted in the United States of America.

(c)
The table below reflects the total service phantom units outstanding as of the end of the 2012 fiscal year for each non-employee director. No options or other equity-based awards have been granted to the non-employee directors.

Name	Total Service Phantom Units Outstanding
Raymond J. Bromark	1,483
James H. Lamanna	1,393
Mary F. Morgan (e)	—
Thomas C. O'Connor	1,483

(d)	Mr. Lamanna joined the Board on March 12, 2012 and received a pro-rated retainer based on his service for the remainder of 2012.

(e)	Ms. Morgan resigned from the Board on March 12, 2012. By the terms of the awards, Ms. Morgan's resignation resulted in the forfeiture of all unvested phantom units previously granted to her.

Compensation Discussion and Analysis

We do not directly employ any of the persons responsible for managing our business. All of our general partner's executive officers and other personnel necessary for our business to function are employed and compensated by our general partner or Tesoro, in each case subject to the terms of the Second Amended and Restated Omnibus Agreement (the "Second Amended Omnibus Agreement") described below.

Named Executive Officers

This Compensation Discussion and Analysis ("CD&A") discusses the principles underlying our general partner's executive compensation programs and the key executive compensation decisions that were made for 2012. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned by and awarded to our named executive officers ("NEOs"), as reflected in the compensation tables that follow the CD&A. Our NEOs for 2012 were as follows:

•	Gregory J. Goff, Chief Executive Officer and Chairman of the Board;

•	Phillip M. Anderson, President and Director;

•	G. Scott Spendlove, Vice President and Chief Financial Officer;

•	Daniel R. Romasko, Vice President and Chief Operating Officer;

•	Charles S. Parrish, Vice President, General Counsel and Secretary; and

•	Rick D. Weyen, Vice President, Operations.

Ralph J. Grimmer, former Vice President, Operations, ceased to be employed with us on August 31, 2012, when he moved to another position within the Tesoro organization, but he is also considered an NEO for purposes of this Annual Report on Form 10-K.

Overview - Compensation Decisions and Allocation of Compensation Expenses

Messrs. Goff, Spendlove, Romasko and Parrish are also named executive officers of Tesoro. Therefore, responsibility and authority for compensation-related decisions is determined as follows:

•
Executive officers employed by our general partner (Mr. Anderson, Mr. Weyen effective August 31, 2012 and Mr. Grimmer through August 31, 2012) - decisions related to compensation of executive officers of our general partner that are employed by our general partner reside with the board of directors of our general partner but will be based in large part on the recommendation of the compensation committee of the board of directors of Tesoro. Because many of the directors of our general partner are also officers of our general partner or Tesoro, the board of directors of our general partner has delegated these compensation decisions to the Chairman of the Board and the independent directors.

•
Executive officers employed by Tesoro (Messrs. Goff, Spendlove, Romasko and Parrish) - decisions related to compensation of executive officers of our general partner that are employed by Tesoro reside with the compensation committee of the board of directors of Tesoro. Any determination with respect to awards made under the Tesoro Logistics LP 2011 Long-Term Incentive Plan (the "LTIP") to executive officers and other employees of Tesoro are delegated to the Chairman of the Board and the independent directors of our general partner; however, such awards may only be made following the recommendation of the compensation committee of the board of directors of Tesoro; any other compensation decisions for these individuals are not subject to any approvals by the board of directors of our general partner or any committees thereof.

Messrs. Goff, Spendlove, Romasko and Parrish generally devote less than a majority of their total business time to our general partner and us. Mr. Anderson is the only NEO whose time and compensation (other than certain long-term incentive grants made directly from Tesoro Corporation) is allocated 100% to our general partner. During the portions of 2012 that they were employed by our general partner, Mr. Weyen's and Mr. Grimmer's time and compensation (other than certain long-term incentive grants made directly from Tesoro) was allocated approximately 70% to our general partner and 30% to Tesoro and its other affiliates.

Under the terms of the Second Amended Omnibus Agreement, we currently pay an annual administrative fee to Tesoro of $2.5 million for the provision of general and administrative services for our benefit. Additionally, we reimburse Tesoro and its subsidiaries, including our general partner, for expenses incurred on our behalf, including 100% of Mr. Anderson's compensation expense and a portion of our Vice President of Operations' compensation expense (in each case, other than certain long-term incentive grants made directly from Tesoro), which is allocated to us pursuant to Tesoro's allocation methodology. From January 1, 2012 through August 31, 2012, 70% of Mr. Grimmer's compensation expense was allocated to us by Tesoro; similarly, since he joined TLLP on August 31, 2012, 70% of Mr. Weyen's compensation expense has been allocated to us by Tesoro. The general and administrative services covered by the annual administrative fee of the Second Amended Omnibus Agreement include, without limitation, information technology services; legal services; health, safety and environmental services; human resources services; executive management services of Tesoro employees who devote less than 50% of their business time to the business and affairs of TLLP; financial and administrative services (including treasury and accounting); and insurance coverage under Tesoro insurance policies. None of the services covered by the administrative fee are assigned any particular value individually. Although certain NEOs provide services to both Tesoro and TLLP, no portion of the administrative fee is specifically allocated to services provided by the NEOs to TLLP; rather, the administrative fee covers services provided to TLLP by Tesoro and, except as described above with respect to Messrs. Anderson, Grimmer and Weyen, there is no reimbursement by TLLP for the cost of such services. Tesoro has the ultimate decision-making authority with respect to the total compensation of Messrs. Goff, Spendlove, Romasko and Parrish.

In addition to the matters discussed above, each of the NEOs was compensated by TLLP for the services they perform for TLLP through awards of equity-based compensation granted pursuant to the LTIP. None of the cash compensation paid, or other benefits made available to Messrs. Goff, Spendlove, Romasko and Parrish, was allocated to the services they provide to TLLP and therefore, only the LTIP awards granted to them are disclosed herein.

Compensation Philosophy

Compensation of our NEOs who are employed by our general partner is structured in a manner similar to how Tesoro compensates its executive officers. The following discussion reflects such executive compensation philosophy and pay practices as they relate to how officers who are employed by our general partner are compensated. The elements of compensation discussed below, and any decisions with respect to future changes to the levels of such compensation, are subject to the discretion of the compensation committee of Tesoro's board of directors, or, with respect to executive officers employed by our general partner, our general partner's Chairman of the Board and independent directors. References to our compensation philosophy, program and the like, refer to the compensation philosophy of our general partner or Tesoro, as applicable.

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

Compensation Consultants

Our general partner does not have a compensation committee, and its Board of Directors has not hired its own compensation consultant. BDO USA, LLP was engaged to provide compensation consulting services and benchmarking information to the compensation department and executive management of Tesoro and our general partner, which may have been used by the Board to make compensation decisions.

Comparative Analysis

In October 2011, a market study was presented to the Chairman of the Board and independent directors of our general partner in contemplation of compensation decisions with respect to 2012. A similar market study was presented to the Chairman of the Board and independent directors of our general partner in October 2012 in contemplation of compensation decisions with respect to 2013.

The peer group used for general benchmarking or pay comparison purposes includes 15 master limited partnerships with a median market capitalization (as of September 2012) of approximately $2.6 billion and ranging from just under $1 billion to $6 billion. Our market capitalization at the end of September 2012 was approximately $650 million and at the end of January 2013 had grown to approximately $1.3 billion. Because the number of master limited partnerships in the energy industry is relatively small, only a portion of the peer companies are involved in the liquid petroleum products business and only a portion of them are sponsored master limited partnerships (as opposed to stand-alone MLPs) with a parent company like Tesoro. Peer data is supplemented with total compensation information extracted from a general industry survey. The members of our general partner's peer group for fiscal 2012 are included in the table below. For purposes of the performance phantom units granted in February 2012, we used a separate performance peer group, as discussed in more detail below under the heading "Long-Term Incentives."

•	Atlas Pipeline Partners, L.P.	•	Markwest Energy Partners, L.P.
•	Buckeye Partners, L.P.	•	NuStar Energy L.P.
•	Copano Energy, L.L.C.	•	Penn Virginia Resource Partners, L.P.
•	Crosstex Energy, L.P.	•	Spectra Energy Partners, LP
•	DCP Midstream Partners, LP	•	Sunoco Logistics Partners L.P.
•	Eagle Rock Energy Partners, L.P.	•	Targa Resources Partners LP
•	Genesis Energy, L.P.	•	Western Gas Partners, LP
•	Holly Energy Partners, L.P.

Elements of Executive Compensation

Our executive compensation programs are designed to reflect the philosophy and objectives described above. The elements of our executive pay are presented in the table below and discussed in more detail in the following paragraphs.

Component	Type of Payment/Benefit	Purpose
Base Salary	Fixed cash payments with each executive eligible for annual increase.	Attract and retain talent. Designed to be competitive with those of comparable companies.
Annual Cash Incentives	Performance-based annual cash payment.	Pay for performance. Focus on corporate, business unit and individual goals.
Long-term Incentives	Service phantom units and performance phantom units.	Designed to align executive compensation with our unitholders' interests by rewarding for excellent performance as reflected in our unit price.
Retirement Benefits	Pension, 401(k) plan, post-retirement medical program.	Provide competitive level of benefits.
Health and Welfare Benefits	Fixed compensation component, generally available to all employees.	Provide competitive level of benefits.

Tesoro and our general partner generally target direct compensation (base salaries, annual cash incentives and long-term incentives) at the 50th percentile of the peer group because they believe it is a fair and competitive starting point to attract and retain critical executive talent. We review each executive's total compensation for alignment with our peer group and our compensation philosophy. However, we do not determine the appropriate level for each component of total compensation based exclusively on comparative analysis against our peer group. We consider other factors, which may include internal pay equity and consistency and the executive's job responsibilities, management experience, individual contributions, number of years in his or her position and recent compensation adjustments, as well as other relevant considerations (with no particular weighting assigned to any of these factors). Our emphasis on variable or at risk components of incentive pay results in actual compensation ranging above or below the median based on the achievement of the objectives established in our annual and long-term incentive plans and changes in the value of the our units. Retirement and health and welfare benefits provided to our NEOs are designed to be consistent in value and, to a lesser degree, aligned with benefits offered by companies with whom Tesoro or our general partner competes for talent. In addition, we believe that each compensation component should be considered separately and that payments or awards derived from one component should not negate or reduce payments or awards derived from other components.

We have not adopted any formal or informal policies or guidelines for allocating compensation between long-term incentives and annual compensation (base salary and annual performance incentives), between cash and non-cash compensation, or among different forms of non-cash compensation. However, our strategy includes ongoing evaluation and adaptation, as necessary, of our compensation programs to ensure continued alignment between company performance and pay.

Base Salaries.  Base salaries for our NEOs who are employed by the general partner are structured in accordance with Tesoro's overall compensation program and pay practices and reviewed by our general partner's Chairman of the Board and independent directors each year. Mr. Anderson's salary was set at $284,445 when he assumed his current position in anticipation of our initial public offering (the "Initial Offering"). As part of the Chairman and independent directors' annual review of compensation in February 2012, Mr. Anderson's salary was increased to $312,890 to reflect the additional experience that Mr. Anderson had developed in his current role and to bring his base salary to a more competitive level based on the market study data. In February 2013, his salary was further increased to $329,160 for similar reasons. Mr. Weyen's salary was set at $280,633 when he assumed his current position effective August 31, 2012. His salary was increased to $291,016 in February 2013, as part of the Chairman and independent directors' annual review of compensation. Mr. Grimmer's salary was $255,357 when he assumed the position of Vice President, Operations in December 2010. As part of the annual review of compensation in February 2012, his salary was increased to $264,294 to reflect his increased responsibilities for operations, in addition to his role with Tesoro.

Annual Performance Incentives.  Tesoro and our general partner believe that annual cash based incentives promote management's efforts to drive the achievement of annual performance goals and objectives, which in turn help create additional unitholder value. In February 2012, the compensation committee of Tesoro's board of directors approved the terms of the 2012 Incentive Compensation Program (the "ICP" or the "Program") for Tesoro's named executive officers and other employees. Due to the relationship between us, our general partner and Tesoro, each of Messrs. Anderson and Weyen is eligible to participate in Tesoro's ICP. However, their continued participation and level of participation in such programs is subject to the approval of the Chairman of the Board and independent directors of our general partner. Similarly, Mr. Grimmer participated in the ICP prior to his retirement from Tesoro as of December 31, 2012.

Tesoro's ICP structure uses a mix of objectives designed to focus management on key areas of performance. The 2012 performance metrics were critical success factors outlined in Tesoro's business plan within the control and influence of management with targets set at stretch levels that would generate significant value for Tesoro's shareholders. The design of Tesoro's ICP allows for cascading corporate goals down the Tesoro organization from corporate through business units (such as TLLP) to individuals (such as Messrs. Anderson, Weyen and Grimmer). Bonus targets were set as a percentage of salary consistent with similar positions within the Tesoro organization. Potential payouts were based on pre-established performance levels for two equally weighted components measured against target with the range of outcomes between 0% to 200%, with a 50% payout for threshold performance and a 100% payout for target performance.

Component 1 - Tesoro's Corporate Performance

The first component of the ICP was Tesoro's corporate performance, including earnings before net interest and financing costs, interest income and depreciation and amortization expenses ("EBITDA"), safety and environmental measures and cost management. EBITDA was the most heavily weighted metric of this component because Tesoro believes that significant improvements in EBITDA drive cash flow, provide financial strength and increase stockholder value. The other corporate performance metrics emphasize the importance of environmental, safety and reliability and support a focus on driving further efficiencies.

Corporate Goals	Weighting
EBITDA (measured on a margin neutral basis)	50%
Personal Safety (measured by improvement in # of incidents)	5
Process Safety Management (measured by improvement in # of incidents)	5
Environmental (measured by improvement in # of incidents)	5
Cost Management (a)	35
________

(a)
Cost management is measured as total cash costs excluding annual incentive compensation program, stock-based compensation expense, non-controllable expenses for post-retirement employee benefits (pension, medical, life insurance), insurance (property, casualty and liability), spill prevention costs and environmental accruals and benefits. Includes allocations of refining maintenance and labor to capital projects. Refining energy variable costs and internally produced fuel consumption are market-adjusted to budget-assumed prices.

Component 2 - Business Unit Results

The second ICP component was more specifically tailored to the performance of the individual's business unit. Tesoro's business unit goals are directly aligned with corporate objectives and are measured using common criteria to promote consistency throughout the Tesoro organization. Business unit criteria include safety and environmental, cost management, improvements in EBITDA and business improvement and value creation initiatives. Like the overall structure of the ICP, the business unit targets were set at stretch levels that were challenging, but attainable, and would generate significant value for our unitholders. For Mr. Anderson, this component was tied to the performance of TLLP. For Mr. Weyen, following August 31, the majority of his business unit results were tied to TLLP's performance and the balance related to the performance of Tesoro's other logistical assets (other than TLLP and including logistical assets for which TLLP may have a right of first offer). For Mr. Grimmer, during the period from January 1 through August 31, the majority of his business unit results were tied to TLLP's performance and the balance related to the performance of Tesoro's other logistical assets (other than TLLP and including logistical assets for which TLLP may have a right of first offer). Business unit targets are not disclosed because such disclosure would cause competitive harm to Tesoro and the Partnership.

Discretionary Adjustments

The Chairman of the Board and independent directors of our general partner have the discretion to adjust the individual awards granted to Messrs. Anderson and Weyen upward or downward based on their assessment of quantitative and qualitative measures relating to our performance relative to our peers, market expectations or broader indices, progress in attaining strategic goals, business unit performance and leadership attributes, with no particular weighting assigned to any measure. In recognition of successfully delivering three asset purchases and developing relationships with key logistics business partners, the Chairman and independent directors of our general partner recommended a 15% upward adjustment to Mr. Anderson's target ICP award.

Overall Performance and Payouts

Tesoro's corporate results, after adjustment by Tesoro's Compensation Committee for special one-time items, for the 2012 ICP were 192% of target performance for EBITDA, 100% of target performance for personal safety, 200% of target performance for process safety, 167% of target performance for environmental and 133% of target performance for cost management. As a result, overall corporate performance achieved was 166% of target.

The table below provides the specific bonus targets, level of achievement, discretionary adjustment and annual bonus payment for Messrs. Anderson and Weyen:

Name	Bonus Eligible Earnings	Target Bonus	Overall Performance Achieved	Calculated Bonus Payout	Discretionary Adjustments (Increase/ Decrease)	Total Bonus Payout
Phillip M. Anderson	$308,514	55%	148%	$251,130	15%	$276,583
Rick D. Weyen	270,379	45%	137%	155,063	—	155,063

Former Executive

Mr. Grimmer ceased to be employed by our general partner on August 31, 2012. However, we were allocated responsibility for 46.6% of his 2012 ICP payment (reflecting the 70% of Mr. Grimmer's compensation that we were responsible for and the fact that Mr. Grimmer was only employed by TLLP for eight months of 2012). Because he was no longer an executive officer of our general partner, decisions relating to adjustment of his 2012 ICP payment were made by the appropriate members of Tesoro's management. Mr. Grimmer had $262,919 of bonus-eligible earnings, a target bonus of 40%, overall performance results of 125% and a 50% downward discretionary adjustment, resulting in a total bonus payout from our general partner of $65,600.

Long-Term Incentives.  We believe that our NEOs should have an ongoing stake in our success and their interests should be aligned with those of our unitholders. Accordingly, we believe that our NEOs should have a considerable portion of their total compensation provided in the form of equity-based incentives.

Our general partner has adopted the LTIP primarily for the benefit of eligible officers, employees and directors of our general partner and its affiliates, including Tesoro, who perform services for us. We anticipate that awards will be made on an annual basis to reward service or performance by our general partner's outside directors and its executive officers and key employees. However, awards under the LTIP for executive officers of our general partner that are employed by Tesoro must first be recommended by the compensation committee of the board of directors of Tesoro.

Following a recommendation made by the compensation committee of the board of directors of Tesoro, in February 2012, the Chairman and independent directors of our general partner granted awards under the LTIP to our NEOs. Each of our NEOs received a grant of performance phantom units that will vest based on the achievement of relative total unitholder return over a performance period from January 1, 2012 through December 31, 2014, as compared to a peer group of companies. The peer companies currently include Buckeye Partners, L.P., El Paso Pipeline Partners L.P., Enbridge Energy Partners L.P., Genesis Energy, L.P., Global Partners LP, Holly Energy Partners, L.P., Magellan Midstream Partners, L.P., Martin Midstream Partners L.P., NuStar Energy L.P., Sunoco Logistics Partners L.P., Targa Resources Partners LP and TransMontaigne Partners L.P. These companies were selected based on our view that key stakeholders compare our business results and relative performance with these companies. The payout will range from none of the units vesting for performance below the 30th percentile of relative total unitholder return, to vesting of 200% of the units for performance that is at or above the 90th percentile of relative total unitholder return.

The number of units granted was based on Tesoro's compensation structure in which executive officers and key employees receive a target value of long-term incentive awards. For Messrs. Anderson and Grimmer, this value was awarded 50% in our performance phantom units and 50% in Tesoro performance equity awards. The compensation expense for the Tesoro performance equity awards granted to Messrs. Anderson and Grimmer is not allocated to us. For Messrs. Goff, Spendlove, Romasko and Parrish, a portion of their long-term incentive value was recommended by the Tesoro compensation committee and awarded by the Board of our general partner. In 2012, this portion was 10% and was increased to 20% in 2013 due to the increased size of our business and scope of responsibilities related to TLLP. The Tesoro compensation committee and our general partner believe that these allocations are appropriate given each executive's responsibilities. Because long-term incentive awards are typically granted early in the year, Mr. Weyen did not receive an award of our performance units during 2012; however, he did receive an award in early 2013. For Mr. Weyen, the value was awarded 50% in our performance phantom units and 50% in Tesoro performance equity awards.

The performance phantom units granted to our NEOs in 2012 and 2013 received tandem distribution equivalent rights to receive an amount equal to all or a portion of the cash distributions made on units during the period such phantom units remain outstanding.

Executive Benefits.  In order to promote consistency with Tesoro's overall competitive practices and our compensation philosophy and to adopt a best practice compensation design, our executive officers are generally not entitled to any perquisites.

Retirement Plans.  Tesoro maintains non-contributory qualified and non-qualified retirement plans that cover officers and other eligible employees of Tesoro. Our NEOs and other eligible employees of our general partner, as well as employees of Tesoro who provide services to us, are eligible to participate in Tesoro's retirement plans in accordance with their terms.

Management Stability Agreements and Other Severance Benefits. Tesoro has management stability agreements with Messrs. Anderson and Weyen in order to ensure continued stability, continuity and productivity among members of its management team. These management stability agreements contain change in control provisions, as described in more detail below, which Tesoro provides to help it to attract and retain talented individuals for these important positions. In addition, each of these named executive officers participates in the severance policy maintained for Tesoro's employees, as described in more detail below. We will be required to reimburse Tesoro for any amounts provided to Messrs. Anderson and Weyen under their management stability agreements in proportion to the percentage of their total compensation allocated to us. Mr. Grimmer was subject to similar arrangements for the portion of the 2012 fiscal year during which he provided services to us.

In the event of a change in control of Tesoro Corporation and Messrs. Anderson's or Weyen's employment with Tesoro is terminated without cause or with good reason, as defined in their management stability agreements, Messrs. Anderson or Weyen, as the case may be, will receive a cash payment equal to two times the sum of his base salary (as then in effect) plus target annual bonus, as well as, a prorated bonus for the year of termination if termination occurs during the fourth quarter of a calendar year. They will also receive continued coverage and benefits comparable to Tesoro's group health and welfare benefits for a period of two years following termination. In addition, they will receive two years of additional service credit under the current non-qualified supplemental pension plan applicable to them at the date of termination.

In addition to the terms set forth in their management stability agreements, Messrs. Anderson and Weyen are eligible to receive severance benefits in the event of certain involuntary terminations of employment in accordance with Tesoro's employee severance policy, which is calculated based on the employee years of service and base salary but limited to one year of base pay plus an additional two weeks of base pay.

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

Equity Grant/Trading Policies

Our general partner has not formally adopted an equity award governance policy, but generally plans to follow the policy adopted by Tesoro's Compensation Committee under which all long-term equity incentives are granted. The policy prohibits the issuance of unit options or unit appreciation awards at a price less than the closing sale price of our common units on the date of grant. Tesoro generally grants equity awards in late January or early February of each year. Tesoro and our general partner have chosen this time because it is a time each calendar year at which our results of operations from the previous year are available to the Compensation Committee of Tesoro and the Chairman and independent directors of our general partner's Board. Tesoro and our general partner do not purposely accelerate or delay the public release of material information or otherwise time equity grants in coordination with the public release of material information, in consideration of a pending equity grant in order to allow the grantee to benefit from a more favorable stock price.

We also maintain a policy on trading in company securities which prohibits, among other things, any employees and directors from entering into transactions when in possession of material non-public information or from participating in short-term trading or hedging activities involving our securities. The policy requires directors, senior executives and informational insiders to follow preclearance procedures for all transactions involving our securities. It also prohibits them from trading in derivative securities (other than equity-settled awards granted under our plans) or holding our securities in a margin account or otherwise pledging them as collateral for a loan.

Clawback Policy

In January 2012, the Board of our general partner adopted a compensation recoupment, or clawback, policy that provides that in the event of a material restatement of TLLP's financial results due to misconduct, our general partner's independent directors will review all incentive payments that were made to any individual then serving as a vice president or above of our general partner or as a company controller or other officer of our general partner with substantial responsibility for accounting matters (including the vice presidents and above, each an "officer") on the basis of having met or exceeded specific performance targets in grants or awards made after January 19, 2012, which occur during the 24-month period prior to restatement. If such payments would have been lower had they been calculated based on such restated results, the independent directors will, to the extent permitted by governing law, seek to recoup for our benefit such payments to any of the officers described above whose misconduct caused or significantly contributed to the material restatement, as determined by the independent directors. Notwithstanding the foregoing, with respect to any officer who serves as an executive officer of Tesoro Corporation, thereby requiring that such officer's awards under the LTIP be granted only following a recommendation made by the board of directors or compensation committee of Tesoro, the independent directors will only seek such recoupment of benefits after consultation with the board of directors or compensation committee of Tesoro.

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

The undersigned members of the Committee have submitted this Report to the Board of Directors as of February 25, 2013.

Gregory J. Goff
Raymond J. Bromark
James H. Lamanna
Thomas C. O'Connor

2012 Summary Compensation Table

The following table sets forth information regarding the compensation of our NEOs.

Name and Principal Position	Year	Salary (a)	Unit Awards (b)	Non-Equity Incentive Plan Compensation (c)	Change in Pension Value and Non-qualified Compensation Earnings (d)	All Other Compensation (e)	Total
Gregory J. Goff Chief Executive Officer and Chairman of the Board	2012	$ (f)	$705,420	$ (f)	$ (f)	$ (f)	$705,420
	2011	(f)	626,810	(f)	(f)	(f)	626,810
Phillip M. Anderson President and Director	2012	309,608	195,950	276,583	286,004	9,256	1,077,401
	2011	195,829	247,158	230,873	145,127	4,107	823,094
G. Scott Spendlove Vice President and Chief Financial Officer	2012	(f)	117,570	(f)	(f)	(f)	117,570
	2011	(f)	131,960	(f)	(f)	(f)	131,960
Daniel R. Romasko Vice President and Chief Operating Officer	2012	(f)	156,760	(f)	(f)	(f)	156,760
Charles S. Parrish Vice President, General Counsel and Secretary	2012	(f)	117,570	(f)	(f)	(f)	117,570
	2011	(f)	131,960	(f)	(f)	(f)	131,960
Rick D. Weyen Vice President, Logistics	2012	64,222	__	30,736	53,005	2,987	150,950
Former Executive
Ralph J. Grimmer Former Vice President, Operations	2012	123,801	117,570	28,729	61,253	10,829	342,182
	2011	106,268	247,158	115,474	40,970	13,326	523,196
________

(a)
The amounts shown in this column reflect the base salary expense that was allocated to us by Tesoro. For Mr. Anderson, this includes 100% of his base salary expense from the date of the Initial Offering through December 31, 2012. For Mr. Weyen, this includes 70% of his base salary expense from September 1, 2012 through December 31, 2012 and for Mr. Grimmer, this includes 55% of his base salary expense from the date of the Initial Offering through September 30, 2011 and 70% of his base salary expense from October 1, 2011 through August 31, 2012. The amount shown includes amounts that were deferred by Mr. Grimmer pursuant to the Tesoro Corporation Executive Deferred Compensation Plan.

(b)
The amounts shown in this column reflect the aggregate grant date fair value of performance phantom units and service phantom units granted during the fiscal year, calculated in accordance with financial accounting standards. The grant date fair value of performance phantom units (calculated using target payouts) is as follows for grants awarded in 2012: Mr. Goff - $705,420; Mr. Anderson - $195,950; Mr. Spendlove - $117,570; Mr. Romasko - $156,760; Mr. Parrish - $117,570; and Mr. Grimmer - $117,570. The aggregate grant date fair value of such performance phantom units at the highest level of performance, resulting in 200% payout, would be as follows: Mr. Goff - $1,410,840; Mr. Anderson - $391,900; Mr. Spendlove - $235,140; Mr. Romasko - $313,520; Mr. Parrish - $235,140; and Mr. Grimmer - $235,140. This column does not include grants of performance share awards or market stock units to the executive officers by Tesoro, which are not allocated to us.

(c)
The amounts shown in this column reflect the compensation expense allocated to us by Tesoro with respect to awards under Tesoro's 2012 ICP. The Partnership's portion of such expense is 100% for Mr. Anderson, 23.3% for Mr. Weyen (reflecting the 70% of Mr. Weyen's compensation that we are responsible for and the fact that Mr. Weyen was only employed by TLLP for four months of 2012) and 46.6% for Mr. Grimmer (reflecting the 70% of Mr. Grimmer's compensation that we were responsible for and the fact that Mr. Grimmer was only employed by TLLP for eight months of 2012) reflected in the table above. The amount shown includes amounts that were deferred by Mr. Grimmer pursuant to the Tesoro Corporation Executive Deferred Compensation Plan.

(d)
The amount shown in this column for Mr. Anderson reflects the change in his pension value during the fiscal year. The amount shown in the column for Messrs. Weyen and Grimmer reflect 23.3% (reflecting the 70% of Mr. Weyen's compensation that we are responsible for and the fact that Mr. Weyen was only employed by TLLP for four months of 2012) and 46.6% (reflecting the 70% of Mr. Grimmer's compensation that we were responsible for and the fact that Mr. Grimmer was only employed by TLLP for eight months of 2012), respectively, of the change in their pension values during the fiscal year, although pension expense was allocated to us by Tesoro on an estimated aggregate basis for all TLGP employees and was not allocated on an individual basis.

(e)	The amounts shown in this column reflect the following:
(1) Tesoro's Thrift Plan Company Contributions: Tesoro provides matching contributions dollar-for-dollar up to 6% of eligible earnings for all employees of Tesoro who participate in the Tesoro Thrift Plan. The Partnership's portion of Tesoro Thrift Plan Company Contributions is 100% for Mr. Anderson, 23.3% for Mr. Weyen (reflecting the 70% of Mr. Weyen's compensation that we are responsible for and the fact that Mr. Weyen was only employed by TLLP for four months of 2012) and 46.6% for Mr. Grimmer (reflecting the 70% of Mr. Grimmer's compensation that we were responsible for and the fact that Mr. Grimmer was only employed by TLLP for eight months of 2012).
(2) Tesoro's Executive Deferred Compensation Company Contributions: Tesoro will match the participant's base salary contributions dollar-for-dollar up to 4% of eligible earnings above the Internal Revenue Service (the "IRS") salary limitation (i.e., $250,000 for 2012). The Partnership's portion of Tesoro's Executive Deferred Compensation Company Contributions was 70% for Mr. Grimmer from January 1, 2012 through August 31, 2012.
No NEO received perquisites and other personal benefits with respect to 2012 with an aggregate value greater than $10,000 and no NEO received any other item of compensation with respect to 2012 required to be disclosed in this column with a value of $10,000 or more.

(f)
As noted above, no compensation has been reported for Messrs. Goff, Spendlove, Romasko and Parrish because, other than grants of performance phantom units, none of their compensation is allocated to us. The $2.5 million annual administrative fee under the Second Amended Omnibus Agreement covers a variety of services provided to TLLP by Tesoro and no portion is specifically allocated to services provided by these individuals to TLLP.

Grants of Plan-Based Awards in 2012

The following table sets forth information regarding the grants of annual cash incentive compensation and phantom units to our NEOs.

Name	Award Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts Under Equity Incentive Plan Awards (b)			All Other Unit Awards: Number of Units	Grant date fair value of unit awards (c)
			Threshold	Target	Maxi-mum	Threshold	Target	Maxi- mum
Gregory J. Goff	Phantom Units	2/7/2012	$ —	$ —	$ —	9,000	18,000	36,000	—	$705,420
Phillip M. Anderson	Annual Incentive	—	84,841	169,683	339,365	—	—	—	—	—
	Phantom Units	2/7/2012	—	—	—	2,500	5,000	10,000	—	195,950
G. Scott Spendlove	Phantom Units	2/7/2012	—	—	—	1,500	3,000	6,000	—	117,570
Daniel R. Romasko	Phantom Units	2/7/2012	—	—	—	2,000	4,000	8,000	—	156,760
Charles S. Parrish	Phantom Units	2/7/2012	—	—	—	1,500	3,000	6,000	—	117,570
Rick D. Weyen	Annual Incentive	—	13,600	27,200	54,400	—	—	—	—	—
Former Executive
Ralph J. Grimmer	Annual Incentive	—	36,809	73,618	147,235	—	—	—	—	—
	Phantom Units	2/7/2012	—	—	—	1,500	3,000	6,000	—	117,570
__________

(a)
These columns show the range of awards under the ICP for which we would be allocated responsibility, which is described in the section "Annual Performance Incentives" in the Compensation Discussion and Analysis. The "threshold" column represents the minimum payout for the performance metrics under the ICP assuming that the minimum level of performance is attained. The "target" column represents the amount payable if the performance metrics are reached. The "maximum" column represents the maximum payout for the performance metrics under the ICP assuming that the maximum level of performance is attained. The general partnership's portion of Tesoro's 2012 ICP reflected is 100% for Mr. Anderson, 23.3% for Mr. Weyen (reflecting the 70% of Mr. Weyen's compensation that we are responsible for and the fact that Mr. Weyen was only employed by TLLP for four months of 2012) and 70% for Mr. Grimmer for the entire year; however, Mr. Grimmer's minimum, target and maximum amounts payable under this award were pro-rated when he ceased to be employed by us on August 31, 2012. We are not responsible for any portion of the other NEOs' 2012 ICP.

(b)
The amounts shown in these columns represent the number of performance phantom units granted during 2012 under the LTIP as described in the section "Long-Term Incentives" in the CD&A. This performance phantom unit award is contingent on our achievement of relative total unitholder return at the end of the performance period from January 1, 2012 through December 31, 2014. Actual payouts will vary based on relative total unitholder return from none of the units vesting to a threshold vesting of 50% of the units to a maximum vesting of 200% of the units.

(c)	The amounts shown in this column represent the grant date fair value of the awards computed in accordance with financial accounting standards.

Outstanding Equity Awards at 2012 Fiscal Year End

The following table sets forth the outstanding equity awards of our NEOs at the end of 2012. There have been no issuances of options to purchase our units.

	Equity Awards
Name	Grant Date	Number of Units That Have Not Vested (a)	Market Value of Units That Have Not Vested (b)	Equity Incentive Plan Awards: Number of Unearned Units, Units or Other Rights That Have Not Vested (c)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Units, Units or Other Rights That Have Not Vested (c)
Gregory J. Goff	2/7/2012	—	$—	36,000	(d)	$1,621,530	(d)
	5/16/2011	—	—	38,000	(e)	1,747,992	(e)
Phillip M. Anderson	2/7/2012	—	—	10,000	(d)	450,425	(d)
	5/16/2011	2,467	113,482	—		—
	5/16/2011	—	—	9,800	(e)	450,798	(e)
G. Scott Spendlove	2/7/2012	—	—	6,000	(d)	270,255	(d)
	5/16/2011	—	—	8,000	(e)	367,998	(e)
Daniel R. Romasko	2/7/2012	—	—	8,000	(d)	360,340	(d)
Charles S. Parrish	2/7/2012	—	—	6,000	(d)	270,255	(d)
	5/16/2011	—	—	8,000	(e)	367,998	(e)
Rick D. Weyen		—	—	—		—
Former Executive
Ralph J. Grimmer	2/7/2012			6,000	(d)	270,255	(d)
	5/16/2011	2,467	113,482	—		—
	5/16/2011	—	—	9,800	(e)	450,798	(e)
_______

(a)	The service phantom units vest one-third each year for three years from the date of grant with a remaining vesting schedule of May 16, 2013 and 2014.

(b)
The market value also includes any outstanding distribution equivalent rights that will be paid to the executive at time of vesting of such award. The closing price of our common units on December 31, 2012 of $43.80, as reported on the NYSE, was used to calculate the market value of the unvested unit awards. The amount of outstanding distribution equivalent rights included with the market value for the executives are as follows: Mr. Anderson - $5,427; and Mr. Grimmer - $5,427.

(c)
These awards represent performance phantom units, which are the right to receive a number of common units at the end of the performance period depending upon our achievement of relative total unitholder return against a defined performance peer group. The closing price of our common units on December 31, 2012 of $43.80, as reported on the NYSE, was used to calculate the market value of the unvested unit awards.

(d)
This award's performance period is from January 1, 2012 through December 31, 2014 and will vest at the end of the performance period, subject to performance. The number of units that have not vested and payout values shown assume a payout at maximum, which is 200% of target, and the payout value also includes any outstanding distribution equivalent rights that will be paid to the executive at time of vesting of such award. This award's payout will be based on actual performance at the end of the performance period. The amount of outstanding distribution equivalent rights included with the payout value for the executives are as follows:

Name	Accrued Distribution Equivalent Rights
Gregory J. Goff	$44,730
Phillip M. Anderson	12,425
G. Scott Spendlove	7,455
Daniel R. Romasko	9,940
Charles S. Parrish	7,455
Former Executive
Ralph G. Grimmer	7,455

(e)
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

Name	Accrued Distribution Equivalent Rights
Gregory J. Goff	$83,592
Phillip M. Anderson	21,558
G. Scott Spendlove	17,598
Daniel R. Romasko	—
Charles S. Parrish	17,598
Former Executive
Ralph G. Grimmer	21,558

Option Exercises and Stock Vested in 2012

The following table reflects the aggregate value realized by the NEOs for phantom units that vested in 2012. We have not granted any options to purchase our units.

Unit Awards
Name	Number of Units Acquired on Vesting (a)	Value Realized on Vesting (b)
Gregory J. Goff	—	$—
Phillip M. Anderson	1,233	41,903
G. Scott Spendlove	—	—
Daniel R. Romasko	—	—
Charles S. Parrish	—	—
Rick D. Weyen	—	—
Former Executive
Ralph J. Grimmer	1,233	41,903
_______

(a)	Reflects the vesting of one-third of the service phantom units granted to each of Messrs. Anderson and Grimmer in May 2011.

(b)
The value realized was calculated using the closing price of our common units on May 16, 2012, the vesting date, multiplied by the number of units that vested. This amount also includes the value of tandem distribution equivalent rights to receive an amount equal to all or a portion of the cash distributions made on the vested units during the vesting period. Of the amounts realized, the amounts paid in distribution equivalents to the NEOs upon vesting were: Mr. Anderson, $1,646; and Mr. Grimmer, $1,646.

Pension Benefits in 2012

The estimated pension benefits provided under the Tesoro Corporation Retirement Plan (the "Retirement Plan") and the Restoration Retirement Plan for our NEOs are set forth below.

Name	Plan Name	Years of Credited Service (a)	Present Value of Accumulated Benefit (b)	Payments during last fiscal year
Gregory J. Goff	— (c)	— (c)	$ — (c)	$ — (c)
Phillip M. Anderson	Tesoro Corporation Retirement Plan	12	401,163	—
	Restoration Retirement Plan	12	310,189	—
G. Scott Spendlove	— (c)	— (c)	— (c)	— (c)
Daniel R. Romasko	— (c)	— (c)	— (c)	— (c)
Charles S. Parrish	— (c)	— (c)	— (c)	— (c)
Rick D. Weyen	Tesoro Corporation Retirement Plan	30	547,490	—
	Restoration Retirement Plan	30	744,484	—
Former Executive
Ralph J. Grimmer	Tesoro Corporation Retirement Plan	4	267,649	—
	Restoration Retirement Plan	4	138,626	—
_______

(a)
Due to a freeze of credited service as of December 31, 2010, credited service values are less than actual service values (Actual service values:  Mr. Anderson, 14 years; Mr. Weyen, 32 years (including prior service with a company that was subsequently acquired by Tesoro); and Mr. Grimmer, 6 years).  Credited service is used to calculate the Final Average Pay portion of the Retirement Plan benefit. The Cash Balance portion of the retirement benefit that went into effect on January 1, 2011 does not utilize credited service.

(b)
The present values of the accumulated plan benefits are equal to the value of the retirement benefits at the earliest unreduced age for each plan using the assumptions used as of December 31, 2012 for financial reporting purposes.  These assumptions include a discount rate of 4.06%, a cash balance interest crediting rate of 3.06%, the use of the RP 2000 Mortality Table and for the Retirement Plan, that each employee will elect a lump sum payment at retirement using an interest rate of 4.06% and the PPA 2013 Mortality Table. The Partnership reimburses Tesoro for the pension expense that is allocated to us for employees of our general partner. During 2012, the portion of each NEO's pension expense was allocated to us based on their service to us as follows: 100% for Mr. Anderson, 23.3% for Mr. Weyen (reflecting the 70% of Mr. Weyen's compensation that we are responsible for and the fact that Mr. Weyen was only employed by TLLP for four months of 2012) and 46.6% for Mr. Grimmer (reflecting the 70% of Mr. Grimmer's compensation that we were responsible for and the fact that Mr. Grimmer was only employed by TLLP for eight months of 2012). However, the amounts reflected in the above table respresent the full present value of the accumulated benefit for each of Messrs. Weyen and Grimmer.

(c)
No portion of the compensation expense for retirement benefits to Messrs. Goff, Spendlove, Romasko and Parrish is allocated to us. The $2.5 million annual administrative fee under the Second Amended Omnibus Agreement covers a variety of services provided to TLLP by Tesoro and no portion is specifically allocated to services provided by these individuals to TLLP.

Tesoro Corporation Retirement Plan

Our general partner's employees are eligible to participate in the Retirement Plan, a tax-qualified pension plan. The monthly retirement benefit is made up of two components: a Final Average Pay ("FAP") benefit for service through December 31, 2010 and a Cash Balance account based benefit for service after December 31, 2010. The final benefit payable under the Retirement Plan is equal to the value of the sum of both the FAP and the Cash Balance components on the participant's benefit commencement date.

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

Under the Cash Balance component, for service after 2010, participants earn quarterly pay and interest credits, which are allocated to a hypothetical account balance. Pay credits are determined based on a percentage of eligible pay at the end of each quarter ranging from 4.5% to 8.5% of pay based on a participant's age at the end of each quarter. Interest is credited quarterly on account balances based on the yields of 10-Year Treasury Bonds as of December 31, 2012. Effective January 1, 2013, the interest credited quarterly on account balances is based on a minimum of 3% or the 10-Year Treasury Bonds or the 30-Year Treasury Bonds, whichever is higher.

The Retirement Plan benefit is generally payable at the normal retirement date, which is defined as the first day of the month following the attainment of age 65 and at least three years of service. However, a participant may elect to receive their benefit prior to the Retirement Plan's normal retirement date. If a participant qualifies for early retirement (age 50 with service plus age greater than or equal to 80, which is referred to as 80-point early retirement, or age 55 with 5 years of service, which is referred to as regular early retirement), the FAP benefit component will be reduced by a subsidized early retirement factor prior to age 65. Under the 80-point early retirement definition, the FAP benefit component may be paid at age 60 without reduction or earlier than age 60 with a reduction of 5% per year for each year the age at retirement is less than 60. Under the regular early retirement definition, the FAP benefit component may be paid at age 62 without reduction or earlier than age 62 with a reduction of approximately 7.14% per year for each year prior to age 62. If an employee does not qualify for early retirement upon separation from service, they will be eligible for an actuarially equivalent FAP benefit based on their age at the date the benefit is paid without an early retirement subsidy. The Cash Balance benefit component for service after 2010 is always based on the actual balance of the cash balance account as of the payment date and is not subject to any reduction for payment prior to normal retirement.

As of the end of fiscal 2012, Mr. Weyen was eligible for early retirement, with a subsidized early retirement FAP benefit. Mr. Anderson is eligible to receive a payment under the Retirement Plan, but without an early retirement subsidy for the FAP portion of the benefit. Messrs. Anderson and Weyen are both eligible to receive the full value of their Cash Balance benefit. Although he was no longer an employee of our general partner, Mr. Grimmer was eligible for this early retirement benefit when he retired from Tesoro effective December 31, 2012.

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

Tesoro Corporation Restoration Retirement Plan

Both Messrs. Anderson and Weyen are eligible to receive a supplemental pension benefit under the Tesoro Corporation Restoration Retirement Plan (the "Restoration Retirement Plan"), a non-qualified pension plan. The purpose of the Restoration Retirement Plan is to restore the benefit, which is not provided under the qualified Retirement Plan due to compensation and benefit limitations imposed under the Internal Revenue Code. Although he was no longer an employee of our general partner, Mr. Grimmer was eligible for this early retirement benefit when he retired from Tesoro effective December 31, 2012.

The Restoration Retirement Plan provides a benefit equal to the difference between the actual qualified Retirement Plan benefit paid to the participant and the benefit that would have otherwise been paid to the participant under the Retirement Plan, without regard to the limitations of Section 401(a) (17) and Section 415 of the Internal Revenue Code.

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

The Restoration Retirement Plan provides for certain death and disability benefits in the same manner as provided in the qualified Retirement Plan. Generally, the death benefit provides an equivalent FAP benefit and full Cash Balance account value as of the date of death. The disability benefit provides continued benefit accruals during the period of disability up to age 65. As of December 31, 2012, the present value of these death and disability benefits were as follows: Mr. Anderson -- $146,616 for death and $424,783 for disability; Mr. Weyen -- $704,775 for death and $691,244 for disability; Mr. Grimmer -- $127,346 for death and $209,321 for disability. The Partnership would reimburse Tesoro for any such expense that was allocated to us during each NEO's service to the Partnership as follows: 100% for Mr. Anderson, 70% for Mr. Weyen and 70% for Mr. Grimmer.

Nonqualified Deferred Compensation in 2012

The following table sets forth information regarding the contributions to and year-end balances under Tesoro Corporation Executive Deferred Compensation Plan for the NEOs in 2012. Pursuant to the terms of the Second Amended Omnibus Agreement, a portion of the expense related to this plan is allocated to us by Tesoro. The allocated expense, if any, for each of Messrs. Anderson, Weyen and Grimmer is included in the All Other Compensation column of the Summary Compensation Table. The value of an employee's balance shown below may be tied significantly to contributions made prior to the time such employee began providing services to the Partnership and is not reflective of the expenses allocated to us. We are not allocated any portion of the expense for Messrs. Goff, Spendlove, Romasko and Parrish.

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year (a)	Aggregate Withdrawals/Distributions	Aggregate Balance at Last Fiscal Year-End
Gregory J. Goff	$—	$—	$—	$—	$—
Phillip M. Anderson	—	—	—	—	—
G. Scott Spendlove	—	—	—	—	—
Daniel R. Romasko	—	—	—	—	—
Charles S. Parrish	—	—	—	—	—
Rick D. Weyen	—	—	4,808	—	38,929
Former Executive
Ralph J. Grimmer (b)	10,517	7,319	23,087	—	224,036
________

(a)
The amounts shown reflect the change in the market value pertaining to the investment funds in which the NEOs have chosen to invest their contributions and the company's contribution under the Tesoro Corporation Executive Deferred Compensation Plan.

(b)
The amounts shown as executive contributions include amounts reflected in the base salary and bonus column of the Summary Compensation Table. The Partnerships' portion of the company contributions under the Tesoro Corporation Executive Deferred Compensation Plan for Mr. Grimmer is 46.6%. (reflecting the 70% of Mr. Grimmer's compensation that we were responsible for and the fact that Mr. Grimmer was only employed by TLLP for eight months of 2012). However, the amounts reflected in the above table represents the full amount of Mr. Grimmer's values under this nonqualified deferred compensation plan.

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

Participants may elect to defer up to 50% of their base salary and/or up to 100% of their annual bonus compensation after FICA tax deductions. Tesoro will match the participant's base salary contributions dollar-for-dollar up to 4% of eligible earnings above the IRS salary limitation (i.e., $250,000 for 2012). A participant will vest in our matching contributions upon the completion of three years of service. Participants who are eligible for supplemental retirement benefits under the ESP or an executive employment agreement are eligible to defer compensation under the EDCP, but are not eligible for the matching provisions of the EDCP. The EDCP also permits Tesoro to make discretionary contributions to participants' accounts from time to time in amounts and on terms as Tesoro may determine. No such additional discretionary contributions have been made on behalf of any of our NEO's accounts to date.

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

2012 Potential Payments Upon Termination or Change-In-Control

The following tables reflect the estimated amount of compensation for each of the NEOs upon certain termination events. Such compensation is in addition to the pension benefits for Messrs. Anderson, Weyen and Grimmer, including certain termination-related pension benefits, described under the heading "Pension Benefits in 2012." The amounts shown below assume that the applicable termination occurred as of December 31, 2012 and are based on the agreements and arrangements in place on such date. The actual payments an executive would be entitled to may only be determined based upon the actual occurrence and circumstances surrounding the termination. The compensation and benefits (excluding their equity awards granted by the Partnership) for Messrs. Goff, Spendlove, Romasko and Parrish would be paid by Tesoro and not the Partnership under these termination scenarios. Below are the assumptions used in determining the estimated payments upon various termination scenarios.

Payments Made Upon Any Termination Scenario. Messrs. Anderson and Weyen are entitled to the following upon any termination scenario:

•
Accrued Benefits. Messrs. Anderson and Weyen would be entitled to the following accrued benefits: any accrued but unpaid base salary to the date of termination; any accrued but unpaid expenses; any unused vacation pay; any unpaid bonuses for a prior period to which they are entitled per the incentive compensation program; and any other benefits to which they are entitled. The Partnership's portion of these benefits will be 100% for Mr. Anderson and 70% for Mr. Weyen.

Payments Made Upon Involuntary Termination Without Cause. In the event of an NEO's termination due to involuntary termination without cause, the NEOs will receive:

•
Equity Vesting. For all NEOs, as they worked a minimum of 12 months during the performance period, they would receive a payout of their performance phantom units based on actual performance along with the accumulated distribution equivalent rights. For Mr. Anderson, his service phantom units would fully vest and be paid with the accumulated distribution equivalent rights.

Potential Payments Upon a Termination Without Cause

Compensation Components	Mr. Goff	Mr. Anderson	Mr. Spendlove	Mr. Romasko	Mr. Parrish	Mr. Weyen
Value of Accelerated Equity (a)	$3,183,046	$962,906	$607,174	$318,901	$607,174	$—
_______________

(a)
For Mr. Anderson, his service phantom units will fully vest and he will be paid the accumulated distribution equivalent rights on those units as of December 31, 2012. All NEO's performance phantom units will fully vest and they will be paid the accumulated distribution equivalent rights.

Payments Made Upon Termination in Connection With a Change-in-Control. Pursuant to their management stability agreements for Messrs. Anderson and Weyen, in the event of a termination by Tesoro without cause or with good reason within two years following a change-in-control of Tesoro Corporation (which would result in a change-in-control of our general partner and the Partnership), Messrs. Anderson and Weyen and the other NEOs will receive benefits as follows:

•
Severance. Messrs. Anderson and Weyen will receive a multiple of two times of their base salary and target annual bonus as well as a pro-rated bonus for the year of termination. The Partnership's portion of the severance for Mr. Anderson, as reflected in the table below, is 100%. The Partnership's portion of the severance for Mr. Weyen, as reflected in the table below, is 70% of the amount that is two times his base salary and target annual bonus and 23.3% of the pro-rated bonus for the year of termination (reflecting the 70% of Mr. Weyen's compensation that we are responsible for and the fact that Mr. Weyen was only employed by TLLP for four months of 2012). These benefits would not be payable in the case of a change-in-control of the Partnership that did not also constitute a change-in-control of Tesoro Corporation.

•
Equity Vesting. Each NEO will vest in their performance phantom units at target and will be paid the accumulated distribution equivalent rights accumulated on those units. For Mr. Anderson, his service phantom units will fully vest and will be paid the accumulated distribution equivalent rights.

•
Health Coverage. Messrs. Anderson and Weyen will receive health and welfare coverage for two years. The Partnership's portion, as reflected in the tables below, is 100% for Mr. Anderson and 70% for Mr. Weyen. These benefits would not be payable in the case of a change-in-control of the Partnership that did not also constitute a change-in-control of Tesoro Corporation.

•
Retirement Benefits. Messrs. Anderson and Weyen will receive two additional years of service credit under the current non-qualified supplemental pension plans. The Partnership's portion, as reflected in the tables below, is 100% for Mr. Anderson and 70% for Mr. Weyen. These benefits would not be payable in the case of a change-in-control of the Partnership that did not also constitute a change-in-control of Tesoro Corporation.

•	Definitions.

Messrs. Anderson and Weyens' management stability agreements define change-in-control, cause and good reason as follows (these definitions have been simplified for purposes hereof):

"Change-in-Control" means (1) there shall be consummated (a) any consolidation or merger of Tesoro Corporation in which Tesoro is not the continuing or surviving corporation or pursuant to which shares of Tesoro's common stock would be converted into cash, securities or other property, other than a merger of Tesoro where a majority of the board of directors of the surviving corporation are, and for a two-year period after the merger continue to be, persons who were directors of Tesoro immediately prior to the merger or were elected as directors, or nominated for election as directors, by a vote of at least two-thirds of the directors then still in office who were directors of Tesoro immediately prior to the merger, or (b) any sale, lease, exchange or transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of Tesoro; or (2) the stockholders of Tesoro approve any plan or proposal for the liquidation or dissolution of Tesoro; or (3) (x) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act other than Tesoro or a subsidiary thereof or any employee benefit plan sponsored by Tesoro or a subsidiary thereof, shall become the beneficiary owner (within the meaning of Rule 13d-3 under the Exchange Act) of securities of Tesoro representing 20% or more of the combined voting power of Tesoro's then outstanding securities ordinarily (and apart from rights accruing in special circumstance) having the right to vote in the election of directors, as a result of a tender or exchange offer, open market purchases, privately negotiated purchases or otherwise, or (y) at any time during a period of one year thereafter, individuals who immediately prior to the beginning of such period constituted the Board of Directors cease for any reason to constitute at least a majority thereof, unless election or the nomination by the Board of Directors for election by Tesoro's stockholders of each new director during such period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period.

"Cause" means (1) the conviction of or a please of nolo contendere to the charge of a felony or (2) a material breach of fiduciary duty to Tesoro through the misappropriation of funds or property.

"Good Reason" means the occurrence of any of the following: (1) without executive's express written consent, the assignment to executive of any duties inconsistent with the employment of executive immediately prior to the Change in Control, or a significant diminution of executive's positions, duties, responsibilities and status with Tesoro from those immediately prior to a Change in Control or a diminution in executive's titles or offices as in effect immediately prior to a Change in Control, or any removal of executive from, or any failure to reelect executive to, any of such positions; (2) a material reduction by Tesoro in executive's base salary, as in effect immediately prior to a Change in Control; (3) the failure by Tesoro to continue benefits, including but not limited to, thrift, pension, life insurance and health plans, substantially equal in value, in the aggregate, to those in which executive is participating or is eligible to participate at the time of the Change in Control except as otherwise required by the terms of such plans as in effect at the time of any Change in Control; (4) the failure by Tesoro to continue in effect any incentive plan or arrangement in which executive is participating at the time of a Change in Control (or to substitute and continue other plans or arrangements providing the executive with substantially similar benefits), except as otherwise required by the terms of such plans as in effect at the time of any Change in Control; (5) the occurrence of an event that meets the criteria set forth under Tesoro's relocation policy, as in effect from time to time, with respect to which either (a) the executive fails to provide express written consent to the relocation or (b) Tesoro fails to provide the relocation benefit set forth in such policy; or (6) any failure by Tesoro to obtain the assumption of this Agreement by any successor or assign of Tesoro.

Potential Payments Upon a Termination in Connection with a Change-in-Control

Compensation Components	Mr. Goff	Mr. Anderson	Mr. Spendlove	Mr. Romasko	Mr. Parrish	Mr. Weyen
Severance (a)	$—	$1,246,542	$—	$—	$—	$600,421
Value of Accelerated Equity (b)	1,684,761	564,094	319,127	180,170	319,127	—
Retirement Benefits (c)	—	44,459	—	—	—	91,932
Health Benefits (d)	—	37,806	—	—	—	26,656
Total	$1,684,761	$1,892,901	$319,127	$180,170	$319,127	$719,009
_______________

(a)
For Messrs. Anderson and Weyen, their severance amounts include a multiple of two times the sum of base salary plus target annual bonus as well as a pro-rated bonus for the year of termination. Their severance amount (excluding the pro-rated bonus, as applicable) will be paid in a lump sum six months after their termination. The Partnership's portion of the severance for Mr. Anderson, as reflected in the table, is 100%. The Partnership's portion of the severance for Mr. Weyen, as reflected in the table, is 70% of the amount that is two times base salary and target annual bonus and 23.3% of the bonus for the year of termination (reflecting the 70% of Mr. Weyen's compensation that we are responsible for and the fact that Mr. Weyen was only employed by TLLP for four months of 2012).

(b)
Each NEO will vest in their performance phantom units at target and will be paid the accumulated distribution equivalent rights accumulated on those units as of December 31, 2012. For Mr. Anderson, his service phantom units will fully vest and he will be paid the accumulated distribution equivalent rights accumulated on those units as of December 31, 2012.

(c)
The retirement benefit for Messrs. Anderson and Weyen reflects the value of the two additional years of service credit using the same assumptions as of December 31, 2012 that are used for financial reporting purposes, as discussed under the heading "Pension Benefits in 2012." The Partnership's portion of this benefit, as reflected in the table, is 100% for Anderson and 70% for Mr. Weyen.

(d)
The estimated health and welfare benefits represent the continued coverage that they will receive for 24 months after termination. The Partnership's portion of this benefit, as reflected in the table, is 100% for Mr. Anderson and 70% for Mr. Weyen.

Payments Made Upon Termination Due to Retirement or Voluntary Termination. In the event of an NEO's termination due to retirement or voluntary termination, the NEO will receive the following benefits:

•
Severance. At the Board's discretion, pursuant to the terms of Tesoro's annual incentive compensation program, upon retirement for any reason on or after June 30 of the applicable year, Mr. Weyen will receive a pro-rated bonus for the year of termination since he is retirement eligible. The Partnership's portion of such incentive compensation payment, as reflected in the tables below, is 23.3% (reflecting the 70% of Mr. Weyen's compensation that we are responsible for and the fact that Mr. Weyen was only employed by TLLP for four months of 2012). Mr. Anderson will not receive a pro-rated bonus since he is not retirement eligible.

•	Equity Vesting. The NEOs will forfeit all unvested equity awards, along with the accumulated distribution rights, since they are not retirement eligible.

Potential Payments Upon a Termination Due to Retirement or Voluntary Termination

Compensation Components	Mr. Goff	Mr. Anderson	Mr. Spendlove	Mr. Romasko	Mr. Parrish	Mr. Weyen
Severance (a)	$—	$—	$—	$—	$—	$30,736
_______________

(a)
The severance amounts include the pro-rated bonus for the year of termination for Mr. Weyen only since he was retirement eligible as of the end of the year. The Partnership's portion of Tesoro's incentive compensation program expense, as reflected in the table, is 23.3% for Mr. Weyen (reflecting the 70% of Mr. Weyen's compensation that we are responsible for and the fact that Mr. Weyen was only employed by TLLP for four months of 2012).

Payments Made Upon Death or Disability. In the event of an NEO's termination due to death or disability, their beneficiaries or estate (in the case of death) or the NEO (in the case of disability) will receive:

•
Severance. At the Board's discretion, pursuant to the terms of Tesoro's annual incentive compensation program, upon termination due to death or disability, Messrs. Anderson and Weyen will receive a pro-rated bonus for the year of termination. The Partnership's portion of Tesoro's incentive compensation program expense, as reflected in the tables below, is 100% for Mr. Anderson and 23.3% for Mr. Weyen (reflecting the 70% of Mr. Weyen's compensation that we are responsible for and the fact that Mr. Weyen was only employed by TLLP for four months of 2012).

•
Equity Vesting. Messrs. Goff, Anderson, Spendlove, Romasko and Parrish will vest in their performance phantom units at target and will be paid the accumulated distribution equivalent rights accumulated on those units. For Mr. Anderson, his service phantom units will fully vest and he will be paid the distribution equivalent rights accumulated on those units.

Potential Payments Upon a Termination Due to Death

Compensation Components	Mr. Goff	Mr. Anderson	Mr. Spendlove	Mr. Romasko	Mr. Parrish	Mr. Weyen
Severance (a)	$—	$276,583	$—	$—	$—	$30,736
Value of Equity (b)	1,684,761	564,094	319,127	180,170	319,127	—
Total	$1,684,761	$840,677	$319,127	$180,170	$319,127	$30,736
_______________

(a)
The severance amounts include the pro-rated bonus for the year of termination for Messrs. Anderson and Weyen. The Partnership's portion of Tesoro's incentive compensation program expense, as reflected in the table, is 100% for Mr. Anderson and 23.3% for Mr. Weyen (reflecting the 70% of Mr. Weyen's compensation that we are responsible for and the fact that Mr. Weyen was only employed by TLLP for four months of 2012).

(b)
Messrs. Goff, Anderson, Spendlove, Romasko and Parrish will vest in their performance phantom units at target and will be paid the accumulated distribution equivalent rights accumulated on those units as of December 31, 2012. For Mr. Anderson, his service phantom units will fully vest and he will be paid the accumulated distribution equivalent rights on those units as of December 31, 2012.

Potential Payments Upon a Termination Due to Disability

Compensation Components	Mr. Goff	Mr. Anderson	Mr. Spendlove	Mr. Romasko	Mr. Parrish	Mr. Weyen
Severance (a)	$—	$276,583	$—	$—	$—	$30,736
Value of Equity (b)	1,684,761	564,094	319,127	180,170	319,127	—
Total	$1,684,761	$840,677	$319,127	$180,170	$319,127	$30,736
_______________

(a)
The severance amounts include the pro-rated bonus for the year of termination for Messrs. Anderson and Weyen. The Partnership's portion of Tesoro's incentive compensation program expense, as reflected in the table, is 100% for Mr. Anderson and 23.3% for Mr. Weyen (reflecting the 70% of Mr. Weyen's compensation that we are responsible for and the fact that Mr. Weyen was only employed by TLLP for four months of 2012).

(b)
Each NEO will vest in their performance phantom units at target and will be paid the accumulated distribution equivalent rights accumulated on those units as of December 31, 2012. For Messrs. Anderson and Weyen, their service phantom units will fully vest and they will be paid the distribution equivalent rights accumulated on those units as of December 31, 2012.

Former Executive

Mr. Grimmer ceased to be employed by us on August 31, 2012 when he moved to another position within the Tesoro organization. No amounts were paid in connection with his separation from employment with us. When he retired from Tesoro on December 31, 2012, Mr. Grimmer received an accelerated payout of his TLLP service vesting phantom units, including the accumulated distribution equivalent rights, with an aggregate value of $116,343.

Risk Considerations in Our Compensation Programs

In July 2012, Tesoro's management, in consultation with the Tesoro Corporation Compensation Committee's independent consultant, performed an assessment of the risk associated with Tesoro's compensation programs. Tesoro's 2012 assessment included an evaluation of TLLP's compensation framework. In October 2012, management reviewed with the Chairman of the Board and independent directors of our general partner the portion of the analysis relating to management's assessment of our general partner's employees, including executives, and discussed the concept of risk as it relates to our compensation programs. The assessment and discussions concluded the following:

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

We have established a clawback policy that allows the Board of Directors to recoup incentive compensation received by a senior executive for misconduct resulting in a material financial restatement. The clawback policy is discussed in more detail under the heading "Compensation Discussion and Analysis - Clawback Policy."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership by Directors and Executive Officers

The following table shows the beneficial ownership of our units reported to us as of February 21, 2013, including units as to which a right to acquire ownership exists within the meaning of Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for each director, the CEO, the CFO and our other three most highly compensated officers during 2012 and our current directors and officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the common units listed. As of February 21, 2013, there were 30,271,933 common units outstanding (including 1,283,915 common units held by Tesoro Corporation and its affiliates). This table does not include (1) the 929,086 general partner units held by Tesoro Logistics GP, LLC, or the 15,254,890 subordinated units held by Tesoro Corporation and its affiliates or (2) phantom units held by our directors and executive officers that do not vest within 60 days of February 21, 2013. None of our officers or directors hold general partner or subordinated units.

	Common Units Owned Directly	Common Units to Which a Right to Acquire Ownership Exists (a)	Total Unit-Based Ownership	Percent of Class
Gregory J. Goff	10,825	—	10,825	*
Phillip M. Anderson	7,556	—	7,556	*
Raymond J. Bromark	4,381	1,411	5,792	*
James H. Lamanna	1,300	1,321	2,621	*
Thomas C. O'Connor	10,146	1,411	11,557	*
Charles S. Parrish	—	—	—	—
Daniel R. Romasko	—	—	—	—
G. Scott Spendlove	—	—	—	—
Rick D. Weyen	3,000	—	3,000	*
Ralph J. Grimmer	6,585	—	6,585	*
All Current Directors and Executive Officers as a Group (11 individuals) (b)	43,793	4,143	47,936	*
_______________

*	Less than 1.0%

(a)	Includes units that the listed persons had the right to acquire on February 15, 2013, or within 60 days thereafter.

(b)	Does not include units beneficially owned by Ralph J. Grimmer, who ceased serving as our Vice President of Operations on August 31, 2012 and retired from Tesoro effective December 31, 2012.

The following table shows the beneficial ownership of common stock of Tesoro Corporation reported to us as of February 15, 2013, including shares as to which a vested right to acquire ownership exists (for example, through the exercise of stock options) within the meaning of Rule 13d-3(d)(1) under the Exchange Act and shares credited to accounts under Tesoro's Thrift Plan, for each director, the CEO, the CFO and our other three most highly compensated officers during 2012 and our current directors and officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of our common stock listed. As of February 21, 2013, there were 137,329,226 shares of Tesoro common stock outstanding.

	Common Stock Owned Directly (a)	Common Stock Underlying Exercisable Options (b)	Common Stock Credited under Thrift Plan	Common Stock for which Beneficial Ownership is Otherwise Attributed	Total Stock-Based Ownership (c)	Percent of Class
Gregory J. Goff	233,255	98,774	567	—	332,596	*
Phillip M. Anderson	12,234	16,400	1,622	—	30,256	*
Raymond J. Bromark	—	—	—	—	—	—
James H. Lamanna	—	—	—	—	—	—
Thomas C. O'Connor	—	—	—	—	—	—
Charles S. Parrish	53,135	223,033	10,398	—	286,566	*
Daniel R. Romasko	26,443	10,000	258	—	36,701	*
G. Scott Spendlove	44,391	140,433	7,947	—	192,771	*
Rick D. Weyen	7,254	34,533	2,706	—	44,493	*
Ralph J. Grimmer	11,959	14,800	1,939	—	28,698	*
All Current Directors and Executive Officers as a Group (11 individuals) (d)	408,488	587,939	39,894	961 (e)	1,037,282	*
_______________

*	Less than 1.0%

(a)	Includes shares of unvested restricted stock.

(b)	Includes shares that the listed persons had the right to acquire through the exercise of stock options on February 15, 2013, or within 60 days thereafter.

(c)	Performance shares and market stock unit awards granted to executive officers for performance periods ending December 31, 2013 and later are not included in the shares presented.

(d)	Does not include shares beneficially owned by Ralph J. Grimmer, who ceased serving as our Vice President of Operations on August 31, 2012 and retired from Tesoro effective December 31, 2012.

(e)	Includes 961 shares held in the retirement account of an executive officer's spouse.

Security Ownership by Certain Beneficial Owners

The following table sets forth information from filings made with the SEC as to each person or group who as of December 31, 2012 (unless otherwise noted) beneficially owned more than 5% of our outstanding units or more than 5% of any class of our outstanding units. The principal difference between our common units and subordinated units is that in any quarter during the subordination period, the subordinated units will not be entitled to receive any distribution until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units do not accrue arrearages. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis and all common units thereafter will no longer be entitled to arrearages.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Common Units	Percent of Common Units	Number of Subord-inated Units	Percent of Subord-inated Units	Number of General Partner Units	Percent of General Partner Units	Percent of Total Units
Tesoro Corporation (a) 19100 Ridgewood Parkway San Antonio, Texas 78259	1,283,915	6.3%	15,254,890	100%	729,596	100%	47.3%
Goldman Sachs Asset Management (b) 200 West Street New York, New York 10282	1,713,411	8.7%	—	—	—	—	4.7%
Kayne Anderson Capital Advisors, L.P. (c) Richard A. Kayne 1800 Avenue of the Stars, Third Floor Los Angeles, California 90067	1,661,443	8.1%	—	—	—	—	4.6%
Tortoise Capital Advisors, LLC (d) 11550 Ash Street, Suite 300 Leawood, Kansas 66211	1,509,103	7.4%	—	—	—	—	4.1%
FMR LLC (e) 82 Devonshire Street Boston, Massachusetts 02109	1,308,538	6.4%	—	—	—	—	3.6%
Chickasaw Capital Management, LLC (f) 6075 Poplar Ave, Suite 402 Memphis, Tennessee 38119	1,055,781	5.2%	—	—	—	—	2.9%
_______________

(a)
As of December 31, 2012, Tesoro Corporation directly held 135,610 common units and 6,785,124 subordinated units; limited partner units were also held by affiliates of Tesoro Corporation, as follows: Tesoro Refining & Marketing Company LLC directly held 158,090 common units and 7,909,891 subordinated units, Tesoro Alaska Company directly held 11,190 common units and 559,875 subordinated units and Tesoro Logistics GP, LLC directly held 979,025 common units and 729,596 general partner units. Tesoro Corporation is the ultimate parent company of each such entity and may, therefore, be deemed to beneficially own the units held by each such entity. Tesoro Corporation files information with, or furnishes information to, the Securities and Exchange Commission pursuant to the information requirements of the Securities Exchange Act of 1934, as amended.

(b)	According to a Schedule 13G filed with the SEC on February 14, 2013, Goldman Sachs Asset Management has shared voting power and shared investment power with regard to 1,713,411 of our common units.

(c)
According to a Schedule 13G filed with the SEC on January 10, 2013, Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne have shared voting power and shared investment power with regard to 1,661,443 of our common units.

(d)
According to a Schedule 13G filed with the SEC on February 12, 2013, Tortoise Capital Advisors has shared voting power with regard to 1,387,865 of our common units and shared investment power with regard to 1,509,103 of our common units.

(e)	According to a Schedule 13G filed with the SEC on February 14, 2013, FMR LLC has sole investment power with regard to 1,308,538 of our common units.

(f)	According to a Schedule 13G/A filed with the SEC on January 24, 2013, Chickasaw Capital Management, LLC has sole voting power and sole investment power with regard to 1,055,781 of our common units.

Equity Compensation Plan Information
The following table summarizes, as of December 31, 2012, certain information regarding Tesoro Logistics GP, LLC's equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants And Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (c)
Equity Compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (d)	161,886	—	588,114
Total	161,886	—	588,114
_________

(a)
The amounts in column (a) of this table reflect only phantom units that have been granted under the Tesoro Logistics LP 2011 Long-Term Incentive Plan (the "LTIP"). No unit options have been granted. Each phantom unit shown in the table represents a right to receive (upon vesting and payout) a specified number of our common units. Vesting and payout may be conditioned upon achievement of pre-determined performance objectives (typically total unitholder return over a defined period) or conditioned only upon continued service with us and our affiliates. For illustrative purposes, the maximum payment (i.e., a 200% ratio) provided by the provisions of the award agreements has been assumed for vesting and payout of performance-related grants.  Payment at target levels (i.e., a 100% ratio) would result in 89,086 units to be issued and 660,914 units remaining available for future issuance.

(b)	No value is shown in column (b) of the table, since the phantom units do not have an exercise, or strike, price.

(c)	For illustrative purposes, a maximum payment (i.e., a 200% ratio) has been assumed for vesting and payout of outstanding performance-related grants.

(d)
The LTIP was adopted by the Tesoro Logistics GP, LLC Board of Directors in connection with the closing of the Initial Offering in April 2011 and provides for awards of options, restricted units, phantom units, distribution equivalent rights, substitute awards, unit appreciation rights and unit awards to be available for employees, consultants and directors of the general partner and any of their affiliates who perform services for Tesoro Logistics LP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

As of February 21, 2013, Tesoro owns 1,283,915 common units and 15,254,890 subordinated units, representing approximately 35.6% limited partner interest in us. In addition, the general partner owns 929,086 general partner units representing a 2% general partner interest in us, as well as incentive distribution rights. Transactions with Tesoro and its affiliated entities are considered to be related party transactions because Tesoro and its affiliates own more than 5% of our equity interests; in addition, Messrs. Goff, Spendlove, Romasko and Parrish serve as executive officers of both Tesoro and our general partner.

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

Our Board of Directors has not adopted a formal written related-person transaction approval policy. Tesoro uses the procedure described below when reviewing, approving, or ratifying related person transactions. Other than potential conflicts transactions of the type described in the paragraph above, we anticipate that the board of directors of our general partner would use a similar process. For these purposes, a "related person" is a director, nominee for director, executive officer, or holder of more than 5% of our common stock, or any immediate family member of a director, nominee for director or executive officer. This procedure applies to any financial transaction, arrangement or relationship or any series of similar financial transactions, arrangements or relationships in which we are a participant and in which a related person has a direct or indirect interest, other than the following:

•	payment of compensation by us to a related person for the related person's service in the capacity or capacities that give rise to the person's status as a related person;

•	transactions available to all employees or all unitholders on the same terms;

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

We expect that, in determining whether to approve a related-person transaction, the Audit Committee would consider whether the terms are fair to us, whether the transaction is material to us, the role the related person has played in arranging the transaction, the structure of the transaction and the interests of all related persons in the transaction, as well as any other factors the members of the Audit Committee deem appropriate. Our Audit Committee may, in its sole discretion, approve or deny any related-person transaction. Approval of a related-person transaction may be conditioned upon us and the related person following certain procedures designated by the Audit Committee.

Distributions and Payments to Our General Partner and Its Affiliates

We make cash distributions to our unitholders, including to Tesoro as the direct and indirect holder of an aggregate 1,283,915 common units and 15,254,890 subordinated units, as well as a 2% general partner interest. If distributions exceed the minimum quarterly distribution and other higher target distribution levels, the general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level. During 2012, we distributed approximately $25.4 million to Tesoro with respect to common and subordinated units and approximately $1.7 million with respect to the general partner interest.

Acquisitions
In 2012, we entered into the following transactions with Tesoro and our general partner, TLGP, pursuant to which TLLP acquired from Tesoro:
Martinez Crude Oil Marine Terminal
Effective April 1, 2012, we purchased the Martinez crude oil marine terminal assets (collectively, the "Martinez Crude Oil Marine Terminal") in exchange for consideration of $75.0 million, comprised of $67.5 million in cash financed with borrowings under our amended revolving credit facility and the remaining $7.5 million in partnership units (the "Martinez Marine Terminal Acquisition"). The equity was comprised of 206,362 common units, representing an approximate 1% limited partner interest in the Partnership, and 4,212 general partner units. The Martinez Crude Oil Marine Terminal includes a single-berth dock, which has a throughput capacity of approximately 145,000 barrels per day ("bpd"), five associated crude oil storage tanks with a combined working capacity of 425,000 barrels, five short-haul pipelines and two firewater tanks with 48,000 barrels of capacity.

Long Beach Assets
Effective September 14, 2012, we purchased the Long Beach marine terminal and related short-haul pipelines, including the Los Angeles short-haul pipelines (collectively, the "Long Beach Assets") from Tesoro in exchange for total consideration of $210.0 million, comprised of $189.0 million in cash and the remaining $21.0 million in partnership units (the "Long Beach Assets Acquisition"). The equity was comprised of 462,825 common units, representing an approximate 1% limited partner interest in the Partnership, and 9,446 general partner units.

The Long Beach marine terminal includes a wharf with a two-vessel berth dock that receives and loads crude oil, intermediate feedstocks and refined products, six storage tanks with a combined working capacity of 235,000 barrels and three related short-haul pipelines that connect our Long Beach marine terminal to Tesoro's Wilmington refinery (the "Wilmington Refinery"). The Los Angeles short-haul pipelines consist of two short-haul pipelines that transport refined products from the Wilmington Refinery to other third-party facilities and one short-haul pipeline that is currently leased to a third party. The total throughput capacity for the Long Beach marine terminal is approximately 200,000 bpd, and the aggregate short-haul pipeline throughput capacity is estimated to be 70,000 bpd. Tesoro currently leases the Long Beach marine terminal from the City of Long Beach.

Anacortes Rail Facility

Effective November 15, 2012, we purchased the Anacortes rail car unloading facility assets (collectively, the "Anacortes Rail Facility") from Tesoro in exchange for total consideration of $180.0 million, comprised of $162.0 million in cash and the remaining $18.0 million in partnership units (the "Anacortes Rail Facility Acquisition"). The equity was comprised of 93,289 general partner units and 309,838 common units, representing slightly less than a 1% limited partner interest.
The Anacortes Rail Facility includes a four-track unloading platform, two receiving and departing tracks capable of handling a 100-car unit train and two additional short track spurs, as well as other related assets and properties associated with the facility. The facility, which was placed in service in September 2012, delivers crude oil to Tesoro's Washington refinery.

Commercial Agreements

We entered into various long-term, fee-based commercial agreements with Tesoro under which we provide various pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products. We believe the terms and conditions under these agreements, as well as our other agreements with Tesoro described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. Descriptions of the services we provide Tesoro under these commercial agreements and the approximate amounts paid by Tesoro to us under these agreements in 2012 are as follows:

•	a pipeline transportation services agreement for gathering and transporting crude oil on our High Plains system ($31.8 million);

•	a crude oil trucking transportation services agreement for trucking related services and scheduling and dispatching services ($37.8 million);

•	a master terminalling services agreement for terminalling services at our refined products terminals ($54.8 million);

•
a 10-year terminal use and throughput agreement entered into in connection with the Martinez Marine Terminal Acquisition for terminalling services at our Martinez Crude Oil Marine Terminal ($9.6 million);

•	a 10-year berth access, use and throughput agreement entered into in connection with the Long Beach Assets Acquisition for terminalling services at our Long Beach marine terminal ($1.7 million);

•	a pipeline transportation services agreement for transporting crude oil and refined products on our Salt Lake City short-haul pipelines ($6.5 million);

•
a 10-year pipeline transportation services agreement entered into in connection with the Long Beach Assets Acquisition for transporting refined products on our Los Angeles short-haul pipelines from Tesoro's Wilmington refinery to a third-party terminal ($0.2 million);

•
a Salt Lake City storage and transportation services agreement for storing crude oil and refined products at our Salt Lake City storage facility and transporting crude oil and refined products between the storage facility and Tesoro's Utah refinery through our dedicated interconnecting pipelines ($5.4 million); and

•
a 10-year track use and throughput agreement entered into in connection with the Anacortes Rail Facility Acquisition for transporting and offloading crude oil through our Anacortes Rail Facility ($1.0 million).

Omnibus Agreement

We are party to a Second Amended Omnibus Agreement with Tesoro and various Tesoro subsidiaries that addresses, among other things, the following matters:

•
our obligation to pay Tesoro an annual corporate services fee, currently in the amount of $2.5 million, for the provision by Tesoro and its subsidiaries of certain centralized corporate services, as well as our obligation to reimburse Tesoro for all other direct or allocated costs and expenses incurred by Tesoro or its affiliates on our behalf;

•	an agreement from Tesoro Refining & Marketing Company LLC ("TRMC") and Tesoro Alaska Company ("Tesoro Alaska") not to compete with us under certain circumstances;

•	our right of first offer to acquire certain logistics assets from Tesoro, TRMC and Tesoro Alaska;

•
the indemnification obligations of the parties for certain claims, losses and expenses attributable to certain environmental, title, tax and other liabilities relating to assets contributed by Tesoro and its subsidiaries to us; and

•	the granting of a license from Tesoro to us with respect to use of the Tesoro name and trademark.

So long as Tesoro controls our general partner, the Second Amended Omnibus Agreement will remain in full force and effect unless mutually terminated by the parties. Tesoro paid us approximately $0.5 million pursuant to this agreement and we paid Tesoro approximately $27.0 million pursuant to this agreement during 2012.

Operational Services Agreement

Our subsidiaries are party to an Operational Services Agreement (the "Operational Services Agreement") among TLGP, TLLP's subsidiaries, Tesoro Alaska, TRMC and Tesoro Companies, Inc. ( Tesoro Alaska, TRMC and Tesoro Companies, Inc. collectively the "Tesoro Group") under which the Tesoro Group will provide TLLP pipelines, terminals and storage facilities with certain operational services, such as communications, electricity, software services, security, fire and safety, maintenance and certain environmental services. In addition, TLLP and its subsidiaries will pay the Tesoro Group an annual service fee for services performed by certain of the Tesoro Group's field-level employees at TLLP's Long Beach, Martinez, Mandan and Wilmington terminals and Salt Lake City storage facility. We paid Tesoro approximately $1.3 million pursuant to this agreement during 2012.

Director Independence

The Board of Directors currently consists of eight directors, three of whom are independent and five of whom are executives of Tesoro or our general partner. Because we are a limited partnership, we are not required to have a majority of independent directors. The Board undertook its annual review of director independence in February 2013 and in the process reviewed the independence of each director. The purpose of these reviews was to determine whether any of the directors had relationships or transactions that were inconsistent with a determination that the nominee is independent. Based on this review, the Board affirmatively determined that each of the following directors has no material relationship with us and has satisfied the independence requirements of the NYSE: Messrs. Bromark, Lamanna and O'Connor.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has selected EY to serve as our independent auditors for the fiscal year ending December 31, 2013. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change would be in the best interests of us and our unitholders.

Audit Fees for 2012 and 2011

The following table presents fees billed for the years ended December 31, 2012 and 2011, for professional services performed by EY.

	2012	2011
Audit Fees (a)	$748,396	$371,636
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$748,396	$371,636
_______________

(a)
Audit Fees represent the aggregate fees for professional services rendered by EY in connection with its audits of our combined consolidated financial statements, reviews of the condensed combined consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings. In 2012, these fees also include the audit of the Partnership's internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

In accordance with the Audit Committee charter, all audit services performed by EY in 2011 and 2012 were pre-approved by the Audit Committee. No non-audit services were performed in 2011 or 2012. The Audit Committee's pre-approval procedures provide for pre-approval of specifically described audit, audit-related and tax services by the Audit Committee on an annual basis as long as the Audit Committee is informed of each service and the services do not exceed certain pre-established thresholds. The procedures also authorize the Audit Committee to delegate to the Chairman of the Audit Committee pre-approval authorization with respect to audit and permitted non-audit services; any such services that are approved by the Audit Committee Chairman must be ratified at the next regularly scheduled meeting of the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements

The following combined consolidated financial statements of Tesoro Logistics LP and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

2. Financial Statement Schedules

No financial statement schedules are submitted because of the absence of the conditions under which they are required, the required information is insignificant or because the required information is included in the combined consolidated financial statements.

3. Exhibits

Exhibit Number	Description of Exhibit
2.1
Asset Sale and Purchase Agreement by and between Tesoro Logistics Operations LLC and Northwest Terminalling Company dated as of December 6, 2012 (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 11, 2012, File No. 1-35143).

2.2
Asset Sale and Purchase Agreement by and between Tesoro Logistics Northwest Pipeline LLC and Chevron Pipe Line Company dated as of December 6, 2012 (incorporated by reference herein to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on December 11, 2012, File No. 1-35143).

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

3.5
Joinder and Amendment Agreement of Tesoro Logistics GP, LLC, effective April 1, 2012, between Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

3.6
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, effective September 14, 2012, between Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

3.7
Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of November 15, 2012, between Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 15, 2012, File No. 1-35143).

4.1
Indenture, effective September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference herein to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

*4.2	First Supplemental Indenture, dated as of January 24, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee.

Exhibit Number	Description of Exhibit
4.3
Registration Rights Agreement, effective September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and Wells Fargo Securities, LLC, as representative of the several initial purchasers (incorporated by reference herein to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

*4.4	Joinder Agreement to Registration Rights Agreement, dated January 24, 2013.

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

10.4
Amended and Restated Credit Agreement, dated as of January 4, 2013, among Tesoro Logistics LP, Bank of America, as administrative agent, L/C Issuer and lender, and the other lenders party thereto (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 7, 2013, File No. 1-35143).

10.5
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

10.8
Contribution, Conveyance and Assumption Agreement, dated as of November 15, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 15, 2012, File No. 1-35143).

#10.9
Management Stability Agreement of Phillip M. Anderson (incorporated by reference herein to Exhibit 10.13 to the Company's Registration Statement on Form S-1 filed on January 4, 2011, File No. 333-171525).

#10.10
Management Stability Agreement of Ralph J. Grimmer (incorporated by reference herein to Exhibit 10.15 to the Company's Registration Statement on Form S-1 filed on January 4, 2011, File No. 333-171525).

*#10.11	Management Stability Agreement of Rick D. Weyen.

#10.12
Tesoro Logistics LP 2011 Long-Term Incentive Plan, adopted as of March 31, 2011 (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

#10.13
Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Performance Phantom Unit Agreement (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 20, 2011, File No. 1-35143).

#10.14
Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Phantom Unit Award (Employee time-vesting award) (incorporated by reference herein to Exhibit 10.17 to the Company's Registration Statement on Form S-1 filed on January 4, 2011, File No. 333-171525).

#10.15
Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Phantom Unit Award (Non-employee director award) (incorporated by reference herein to Exhibit 10.18 to the Company's Registration Statement on Form S-1 filed on January 4, 2011, File No. 333-171525).

#10.16
Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Performance Phantom Unit Agreement (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 13, 2013, File No. 1-35143).

#10.17
Tesoro Logistics LP 2013 Grant of Performance-Vesting Phantom Units and Tandem DERs Term Sheet (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 13, 2013, File No. 1-35143).

#10.18
Description of 2012 Incentive Compensation Program (incorporated by reference herein to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-35143).

*#10.19	Description of 2013 Incentive Compensation Program.

Exhibit Number	Description of Exhibit

#10.20
Tesoro Logistics LP Non-Employee Director Compensation Program (incorporated by reference herein to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, File No. 1-35143).

10.21
Second Amended and Restated Omnibus Agreement, dated as of November 15, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 15, 2012, File No. 1-35143).

10.22
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

10.23
Amendment and Restatement of Schedules to the Amended and Restated Operational Services Agreement, dated as of November 15, 2012, among Tesoro Companies, Inc., Tesoro Refining and Marketing Company, Tesoro Alaska Company, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC and Tesoro High Plains Pipeline Company LLC (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 15, 2012, File No. 1-35143).

10.24
Transportation Services Agreement (High Plains Pipeline System), dated as of April 26, 2011, between Tesoro High Plains Pipeline Company LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.25
Amended and Restated Trucking Transportation Services Agreement, dated as of December 2, 2011, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 5, 2011, File No. 1-35143).

10.26
First Amendment to Amended and Restated Trucking Transportation Services Agreement, dated as of February 27, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-35143).

10.27
Supplemental Trucking Services Agreement, dated as of July 1, 2011, (a supplement to the Trucking Transportation Services Agreement, dated as of April 26, 2011) between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, File No. 1-35143).

10.28
Schedule 5 to Supplemental Trucking Services Agreement, dated as of December 1, 2011, (a supplement to the Trucking Transportation Services Agreement, dated as of April 26, 2011) between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-35143).

†10.29
Master Terminalling Services Agreement, dated as of April 26, 2011, among Tesoro Refining and Marketing Company, Tesoro Alaska Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

†10.30
First Amendment to Master Terminalling Services Agreement, dated as of December 1, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-35143).

*10.31	Amended and Restated Master Terminalling Services Agreement, dated as of February 22, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company and Tesoro Logistics Operations LLC.

10.32
Terminal Expansion Agreement, dated as of February 27, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-35143).

10.33
Transportation Services Agreement (Salt Lake City Short-Haul Pipelines), dated as of April 26, 2011, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.34
Salt Lake City Storage and Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.35
Terminal Sublease, dated as of April 26, 2011, between Tesoro Alaska Company, as Landlord, and Tesoro Alaska Logistics LLC, as Tenant (incorporated by reference herein to Exhibit 10.11 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.36
Amorco Marine Terminal Use and Throughput Agreement, effective April 1, 2012, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.37
Long Beach Berth Access Use and Throughput Agreement, effective September 14, 2012, between Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

Exhibit Number	Description of Exhibit
10.38
Long Beach Operating Agreement, effective September 14, 2012, between Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

10.39
Transportation Services Agreement (Los Angeles Short-Haul Pipelines), effective September 14, 2012, among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

10.40
Anacortes Track Use and Throughput Agreement, dated as of November 15, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on November 15, 2012, File No. 1-35143).

10.41
Ground Lease, dated as of November 15, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on November 15, 2012, File No. 1-35143).

10.42
Right of First Refusal, Option Agreement and Agreement of Purchase and Sale, dated as of November 15, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on November 15, 2012, File No. 1-35143).

10.43
Representation and Services Agreement for Oil Spill Contingency Planning, Response and Remediation, dated as of February 21, 2013, among Tesoro Companies, Inc., Tesoro Maritime Company, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company, Kenai Pipeline Company, Tesoro Alaska Pipeline Company, Tesoro Logistics Operations, LLC, Tesoro High Plains Pipeline Company LLC, Tesoro Logistics Pipelines LLC and Tesoro Logistics Northwest Pipeline LLC (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 26, 2013, File No. 1-35143).

14.1
Code of Business Conduct and Ethics for Senior Financial Executives (incorporated by reference herein to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-35143).

14.2	Code of Business Conduct (incorporated by reference herein to Exhibit 14.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-35143).

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________

*	Filed herewith

**	Submitted electronically herewith

#	Compensatory plan or arrangement

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

Copies of exhibits filed as part of this Form 10-K may be obtained by unitholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct inquiries to the Corporate Secretary, Tesoro Logistics LP, 19100 Ridgewood Parkway, San Antonio, Texas 78259-1828.

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

Dated: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. GOFF	Chairman of the Board of Directors and	February 28, 2013
Gregory J. Goff	Chief Executive Officer
(Principal Executive Officer)

/s/ G. SCOTT SPENDLOVE	Director, Vice President and Chief Financial Officer	February 28, 2013
G. Scott Spendlove	(Principal Financial Officer and Principal Accounting Officer)

/s/ PHILLIP M. ANDERSON	Director and President	February 28, 2013
Phillip M. Anderson

/s/ DANIEL R. ROMASKO	Director, Vice President and Chief Operating Officer	February 28, 2013
Daniel R. Romasko

/s/ CHARLES S. PARRISH	Director, Vice President and General Counsel	February 28, 2013
Charles S. Parrish

/s/ RAYMOND J. BROMARK	Director	February 28, 2013
Raymond J. Bromark

/s/ JAMES H. LAMANNA	Director	February 28, 2013
James H. Lamanna

/s/ THOMAS C. O'CONNOR	Director	February 28, 2013
Thomas C. O'Connor