Form 10-Q
period 2013-03-31
TESORO LOGISTICS LP
filed 2013-05-08
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

The registrant had 30,276,076 common units, 15,254,890 subordinated units and 929,086 general partner units outstanding at May 3, 2013.

TESORO LOGISTICS LP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF COMBINED CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except unit and per unit amounts)
REVENUES
Affiliate	$47,892	$26,353
Third-party	3,730	1,910
Total Revenues	51,622	28,263
COSTS AND EXPENSES
Operating and maintenance expenses	19,489	15,576
Imbalance settlement gains	(2,424)	(2,490)
Depreciation and amortization expenses	4,081	2,811
General and administrative expenses	6,053	3,575
Loss on asset disposals	164	236
Total Costs and Expenses	27,363	19,708
OPERATING INCOME	24,259	8,555
Interest and financing costs, net	(5,604)	(511)
Interest income	23	—
NET INCOME	18,678	8,044
Loss attributable to Predecessors	—	3,512
Net income attributable to partners	18,678	11,556
General partner's interest in net income, including incentive distribution rights	(1,536)	(230)
Limited partners' interest in net income	$17,142	$11,326

Net income per limited partner unit:
Common - basic and diluted	$0.40	$0.37
Subordinated - basic and diluted	$0.37	$0.37

Weighted average limited partner units outstanding:
Common units - basic	28,861,234	15,254,890
Common units - diluted	28,929,128	15,297,023
Subordinated units - basic and diluted	15,254,890	15,254,890

Cash distributions per unit	$0.4900	$0.3775

See accompanying notes to condensed combined consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$415,450	$19,290
Receivables
Trade	433	343
Affiliate	18,676	17,660
Prepayments and other	576	1,130
Total Current Assets	435,135	38,423
NET PROPERTY, PLANT AND EQUIPMENT	283,985	274,372
DEPOSITS	40,282	40,041
OTHER NONCURRENT ASSETS	12,003	10,342
Total Assets	$771,405	$363,178

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable
Trade	$10,062	$9,005
Affiliate	7,046	7,089
Deferred revenue - affiliate	2,418	2,027
Accrued interest and financing costs	11,707	6,116
Other current liabilities	3,454	3,095
Total Current Liabilities	34,687	27,332
OTHER NONCURRENT LIABILITIES	47	47
DEBT	357,517	353,922
COMMITMENTS AND CONTINGENCIES (Note H)
EQUITY (DEFICIT)
Common unitholders; 30,276,076 units issued and outstanding (20,495,254 in 2012)	548,464	153,037
Subordinated unitholders; 15,254,890 units issued and outstanding (15,254,890 in 2012)	(150,521)	(144,162)
General partner; 929,086 units issued and outstanding (729,596 in 2012)	(18,789)	(26,998)
Total Equity (Deficit)	379,154	(18,123)
Total Liabilities and Equity (Deficit)	$771,405	$363,178

See accompanying notes to condensed combined consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF COMBINED CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(Dollars in thousands)
Net income	$18,678	$8,044
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation and amortization expenses	4,081	2,811
Amortization of debt issuance costs	416	159
Unit-based compensation expense	442	378
Loss on asset disposals	164	236
Changes in current assets:
Receivables - trade	(90)	1,820
Receivables - affiliate	(970)	520
Prepayments and other	392	437
Changes in current liabilities:
Accounts payable - trade	449	(952)
Accounts payable - affiliate	(79)	215
Deferred revenue - affiliate	391	(55)
Other current liabilities	5,830	(502)
Changes in other noncurrent assets and liabilities	—	1,470
Net cash from operating activities	29,704	14,581
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(8,860)	(9,261)
Capital expenditure reimbursements by affiliate	128	3,475
Net cash used in investing activities	(8,732)	(5,786)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common units, net of issuance costs	391,619	—
Proceeds from issuance of general partner units, net of issuance costs	8,319	—
Quarterly distributions to unitholders	(21,524)	(11,060)
Quarterly distributions to general partner	(1,400)	(226)
Payments on capital lease	(101)	—
Financing costs	(2,977)	(532)
Capital contributions by affiliate	1,252	424
Sponsor contributions of equity to the Predecessors	—	5,288
Net cash from (used in) financing activities	375,188	(6,106)
INCREASE IN CASH AND CASH EQUIVALENTS	396,160	2,689
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,290	18,326
CASH AND CASH EQUIVALENTS, END OF PERIOD	$415,450	$21,015

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

Organization

TLLP is a Delaware limited partnership formed in December 2010 by Tesoro and its wholly owned subsidiary, Tesoro Logistics GP, LLC ("TLGP"), our general partner.

In 2012, we entered into the following transactions with Tesoro and our general partner, TLGP, pursuant to which TLLP acquired from Tesoro: the Martinez crude oil marine terminal assets (collectively, the "Martinez Crude Oil Marine Terminal"), effective April 1, 2012 (the "Martinez Marine Terminal Acquisition"); the Long Beach marine terminal and related short-haul pipelines, including the Los Angeles short-haul pipelines (collectively, the "Long Beach Assets"), effective September 14, 2012 (the "Long Beach Assets Acquisition"); and the Anacortes rail car unloading facility assets (collectively, the "Anacortes Rail Facility"), effective November 15, 2012 (the "Anacortes Rail Facility Acquisition"). These transactions are collectively referred to as "Acquisitions from Tesoro."

Principles of Combination and Consolidation and Basis of Presentation

The Acquisitions from Tesoro were transfers between entities under common control. As an entity under common control with Tesoro, we record the assets that we acquire from Tesoro on our balance sheet at Tesoro's historical basis instead of fair value. Transfers of businesses between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior periods are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of TLLP have been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Tesoro for the three months ended March 31, 2012. We refer to the historical results of the Martinez Crude Oil Marine Terminal, the Long Beach Assets and the Anacortes Rail Facility, prior to each acquisition date, collectively as our "Predecessor (s)." See Note B for additional information regarding the acquisitions.

The accompanying financial statements and related notes present the combined results of operations and cash flows of our Predecessors at historical cost. The financial statements of our Predecessors have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling, Transportation and Storage segment for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition. All intercompany accounts and transactions have been eliminated.

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

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to present the information fairly. The accompanying interim condensed combined consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We prepare our condensed combined consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates. The results of operations of the Partnership, or our Predecessors, for any interim period are not necessarily indicative of results for the full year. Certain prior year balances have been disaggregated in order to conform to the current year presentation.

We have evaluated subsequent events through the filing of this Form 10-Q.

We record our financial instruments including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities at their carrying value. We believe the carrying value of these financial instruments approximates fair value. Our fair value assessment incorporates a variety of considerations, including:

•	the short term duration of the instruments (less than two percent of our trade payables and none of our trade receivables have been outstanding for greater than 90 days); and

•	the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of our total debt were $357.5 million and $378.5 million, respectively, as of March 31, 2013, and $354.0 million and $368.7 million, respectively, as of December 31, 2012.

NOTE B - ACQUISITIONS

We completed the Acquisitions from Tesoro in 2012 and entered into commercial agreements with Tesoro in connection with these acquisitions under which Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products. See our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding the Acquisitions from Tesoro and the commercial agreements and amendments to other agreements with related parties in connection with these acquisitions.

Northwest Products System Acquisition

In December 2012, we executed definitive agreements to purchase Chevron Pipe Line Company's and Northwest Terminalling Company's (collectively, "Chevron") northwest products system (the "Northwest Products System") for a total purchase price of $400.0 million. On March 28, 2013, TLLP and Chevron amended these agreements to extend the final closing date, as defined, from April 1, 2013 to June 1, 2013. The transaction is subject to regulatory approval and is expected to close in the second quarter of 2013. The Partnership paid a deposit of $40.0 million upon execution of the purchase agreements, which may be retained by Chevron upon certain contract termination events.

The Northwest Products System consists of a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington, and a jet fuel pipeline to the Salt Lake City International Airport. It also includes certain assets of the Northwest Terminalling Company consisting of the Boise and Pocatello, Idaho and Pasco, Washington refined products terminals. Under the terms of the purchase and sale agreements, we will assume environmental liabilities related to the Northwest Products System. We are evaluating the environmental liabilities existing at the time the purchase and sale agreements were executed. In addition, we are discussing with Chevron the impact associated with a leak identified on a diesel pipeline in March 2013. The operations of the Northwest Products System will be reported in our Terminalling, Transportation and Storage segment upon closing. Pre-acquisition transaction costs of $2.1 million associated with the acquisition of the Northwest Products System are included in general and administrative expenses in our statements of combined consolidated operations for the three months ended March 31, 2013.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE C - RELATED-PARTY TRANSACTIONS

Affiliate Agreements

The Partnership has various long-term, fee-based commercial agreements with Tesoro under which we provide pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products.

If, in any calendar month, Tesoro fails to meet its minimum volume commitments under these agreements, it will be required to pay us a shortfall payment equal to the revenue associated with the difference between the actual throughput and the minimum throughput commitment. These shortfall payments may be applied as a credit against any amounts due above their minimum volume commitments for up to three months after the shortfall occurs. The balance of deferred revenue-affiliate in our condensed consolidated balance sheets at March 31, 2013 and December 31, 2012 includes $0.2 million and $0.3 million, respectively, related to shortfall billings to Tesoro and the remaining amount represents advanced billings.

We believe the terms and conditions under these agreements, as well as our other agreements with Tesoro are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. See our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of our commercial agreements and other agreements with Tesoro.

We entered into the following agreements with Tesoro in 2013:

Amended and Restated Master Terminalling Services Agreement. The Partnership entered into a master terminalling services agreement with Tesoro at the closing of the initial public offering (the "Initial Offering") in April 2011. The agreement was amended and restated on February 22, 2013, to allow for changes to ancillary services and related costs and fees to be made by purchase orders executed among the parties.

Second Amended and Restated Trucking Transportation Services Agreement. The Partnership entered into a trucking transportation services agreement with Tesoro at the closing of the Initial Offering. The agreement was amended and restated on March 26, 2013 to allow for changes to ancillary services and related costs and fees to be made by purchase orders executed among the parties. In addition, the amendment adjusted the comparison of competitive rates to include more market participants in determining future fee adjustments, and it allows for a quarterly rate adjustment in lieu of the previously established annual adjustment.

Affiliate Transactions

Summary of Transactions. A summary of revenue and expense transactions with Tesoro, including expenses directly charged and allocated to our Predecessors, are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues	$47,892	$26,353
Operating and maintenance expenses (a)	3,397	4,530
General and administrative expenses	2,826	2,758
____________

(a)	Operating and maintenance expenses include imbalance settlement gains of $2.4 million and $2.5 million for the three months ended March 31, 2013 and 2012, respectively.

In accordance with our partnership agreement, our common, subordinated and general partner interests are entitled to receive quarterly distributions of available cash. In February 2013, we paid a quarterly cash distribution, of which $9.2 million was paid to Tesoro and TLGP. On April 18, 2013, we declared a quarterly cash distribution of $0.49 per unit which will be paid on May 14, 2013. The distribution will consist of $9.8 million to Tesoro and TLGP, including incentive distribution rights ("IDRs").

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE D - NET INCOME PER UNIT

We use the two-class method when calculating the net income per unit applicable to limited partners, because we have more than one participating security. Our participating securities consist of common units, subordinated units, general partner units and IDRs. Net income attributable to the Partnership is allocated between the limited (both common and subordinated) and general partners in accordance with our partnership agreement. We base our calculation of net income per unit, including the allocation of distributions greater than earnings, on the weighted-average number of common and subordinated limited partner units outstanding during the period. Therefore, as a result of the public offering of common units on January 14, 2013, net income per common and subordinated limited partner units will not agree. Diluted net income per unit includes the effects of potentially dilutive units on our common units, which consist of unvested service and performance phantom units. Basic and diluted net income per unit applicable to subordinated limited partners are the same, as there are no potentially dilutive subordinated units outstanding.

The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2013	2012
Net income attributable to partners	$18,678	$11,556
General partner's distributions (including IDRs) (a)	(1,666)	(236)
Limited partners' distributions on common units	(14,835)	(5,835)
Limited partner's distributions on subordinated units	(7,475)	(5,759)
Distributions greater than earnings	$(5,298)	$(274)

General partner's earnings:
Distributions (including IDRs) (a)	$1,666	$236
Allocation of distributions greater than earnings	(107)	(6)
Total general partner's earnings	$1,559	$230

Limited partners' earnings on common units:
Distributions	$14,835	$5,835
Allocation of distributions greater than earnings	(3,396)	(134)
Total limited partners' earnings on common units	$11,439	$5,701

Limited partner's earnings on subordinated units:
Distributions	$7,475	$5,759
Allocation of distributions greater than earnings	(1,795)	(134)
Total limited partner's earnings on subordinated units	$5,680	$5,625

Weighted average limited partner units outstanding:
Common units - basic	28,861,234	15,254,890
Common unit equivalents	67,894	42,133
Common units - diluted	28,929,128	15,297,023

Subordinated units - basic and diluted	15,254,890	15,254,890

Net income per limited partner unit:
Common - basic and diluted	$0.40	$0.37
Subordinated - basic and diluted	$0.37	$0.37
____________

(a)
General partner's distributions (including IDRs) consist of an approximate 2% general partner interest and IDRs, which entitle the general partner to receive increasing percentages, up to 50%, of quarterly distributions in excess of $0.388125 per unit per quarter. See the Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion related to IDRs.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in thousands):

	March 31, 2013	December 31, 2012
Crude Oil Gathering	$124,526	$116,744
Terminalling, Transportation and Storage	260,075	254,381
Gross Property, Plant and Equipment	384,601	371,125
Accumulated depreciation	(100,616)	(96,753)
Net Property, Plant and Equipment	$283,985	$274,372

NOTE F - MAJOR CUSTOMER AND CONCENTRATIONS OF CREDIT RISK

Tesoro accounted for 93% of our total revenues for the three months ended March 31, 2013 and 2012. The revenues for each period are not comparable as no revenue was recorded by the Predecessors for transactions with Tesoro in the Terminalling, Transportation and Storage segment that were associated with the Martinez Crude Oil Marine Terminal or the Long Beach Assets in the three months ended March 31, 2012. Further, there was no revenue recognized at the Anacortes Rail Facility during the three months ended March 31, 2012 as the the facility was not placed in service until September 2012.

NOTE G - DEBT

Our total debt at March 31, 2013 and December 31, 2012 was comprised of the following (in thousands):

Debt, including current maturities:	March 31, 2013	December 31, 2012
Revolving Credit Facility	$—	$—
5.875% TLLP Senior Notes due 2020	350,000	350,000
Capital lease obligations	7,747	4,032
Total Debt	357,747	354,032
Current maturities	(230)	(110)
Debt, less current maturities	$357,517	$353,922

Revolving Credit Facility. Effective January 4, 2013, we amended and restated our revolving credit agreement (the "Revolving Credit Facility") to increase commitments under the facility from $300.0 million to $500.0 million and to allow us to request that the loan availability be increased up to an aggregate of $650.0 million, subject to receiving increased commitments from the lenders. Further, the Revolving Credit Facility decreases our Eurodollar margin and base rate margins between 0.5% to 1.0%, depending on our leverage ratio, and includes a provision that allows a temporary increase in certain of our financial covenants in the event of a material acquisition. The Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings are available under the Revolving Credit Facility up to the total loan availability of the facility.

We had no borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused loan availability of $499.7 million, or 99%, of the borrowing capacity as of March 31, 2013. The Revolving Credit Facility is scheduled to mature on December 31, 2017.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Revolving Credit Facility, at March 31, 2013, was subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
TLLP Revolving Credit Facility (a)	0.20%	2.00%	3.25%	1.00%	0.375%
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

NOTE H - COMMITMENTS AND CONTINGENCIES

Indemnification

The Partnership entered into an omnibus agreement with Tesoro at the closing of the Initial Offering. The agreement has been amended for each acquisition from Tesoro including the most recent November 15, 2012 amendment, which was entered into in connection with the Anacortes Rail Facility Acquisition (the "Second Amended Omnibus Agreement"). Under the Second Amended Omnibus Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent acquisitions. With respect to assets that we acquired from Tesoro, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of closing.

Under the Second Amended Omnibus Agreement, the aggregate annual deductible for each type of liability (unknown environmental liabilities or title matters) is $0.6 million, as of March 31, 2013, before we are entitled to indemnification in any calendar year in consideration of the initial assets and all subsequent acquisitions from Tesoro. In addition, with respect to the assets that we acquired from Tesoro, we have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Initial Offering, and the subsequent acquisitions, and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities. See our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding the Second Amended Omnibus Agreement.

Contingencies

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but TLLP will accrue liabilities for certain of these matters if the amount is probable and can be reasonably estimated. Contingencies arising after the closing of the Initial Offering from conditions existing before the Initial Offering, and the subsequent acquisitions from Tesoro that have been identified after the closing of each transaction, will be recorded in accordance with the indemnification terms set forth in the Second Amended Omnibus Agreement. Any contingencies arising from events after the Initial Offering, and the subsequent acquisitions from Tesoro, will be accrued by TLLP. We did not have any outstanding lawsuits, administrative proceedings or governmental investigations as of March 31, 2013.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE I - EQUITY

We had 28,992,161 common public units outstanding as of March 31, 2013. Additionally, Tesoro owned 1,283,915 of our common units, 15,254,890 of our subordinated units and 929,086 of our general partner units (the 2% general partner interest) as of March 31, 2013, which together constitutes a 38% ownership interest in us.

The table below summarizes changes in the number of units outstanding from December 31, 2012 through March 31, 2013 (in units):

	Common	Subordinated	General Partner	Total
Balance at December 31, 2012	20,495,254	15,254,890	729,596	36,479,740
Issuance of units in equity offering (a)	9,775,000	—	199,490	9,974,490
Unit-based compensation awards (b)	5,822	—	—	5,822
Balance at March 31, 2013	30,276,076	15,254,890	929,086	46,460,052
_____________
(a) On January 14, 2013, we closed a registered public offering of 9,775,000 common units representing limited partner interests, at a public offering price of $41.70 per unit and received net proceeds of $391.6 million. In addition, on January 14, 2013, TLGP contributed $8.3 million in exchange for 199,490 general partner units to maintain a 2% general partnership interest.
(b) Unit-based compensation awards are presented net of 788 units withheld for taxes.

The summarized changes in the carrying amount of our equity (deficit) are as follows (in thousands):

	Common	Subordinated	General Partner	Total
Balance at December 31, 2012	$153,037	$(144,162)	$(26,998)	$(18,123)
Equity offering, net of issuance costs	397,175	(5,263)	7,998	399,910
Quarterly distributions	(14,316)	(7,208)	(1,400)	(22,924)
Net income attributable to partners	11,223	5,919	1,536	18,678
Other	1,345	193	75	1,613
Balance at March 31, 2013	$548,464	$(150,521)	$(18,789)	$379,154

Issuance of Additional Securities. Our partnership agreement authorizes us to issue an unlimited number of additional partnership securities for consideration, and on the terms and conditions determined by our general partner, without the approval of the unitholders. Costs associated with the issuance of securities are allocated to all unitholders' capital accounts based on their ownership interest at the time of issuance.

Allocations of Net Income. Our partnership agreement contains provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss will be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to the general partner.

The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended March 31,
	2013	2012
Net income attributable to partners	$18,678	$11,556
General partner's IDRs	(1,186)	—
Net income available to partners	$17,492	$11,556
General partner's ownership interest	2.0%	2.0%
General partner's allocated interest in net income	$350	$230
General partner's IDRs	1,186	—
Total general partner's interest in net income	$1,536	$230

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash distributions. Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. In accordance with our partnership agreement, on April 18, 2013, we declared a quarterly cash distribution of $0.49 per unit which will be paid on May 14, 2013, to unitholders of record on May 3, 2013. The total cash distribution to be paid is $24.0 million and includes amounts to be paid for IDRs. On February 14, 2013, we paid a quarterly cash distribution of $0.4725, which totaled $22.9 million and included amounts paid for IDRs.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three months ended March 31, 2013 and 2012 (in thousands). Our distributions are declared subsequent to quarter end; therefore, the table represents total cash distributions applicable to the period in which the distributions are earned.

	Three Months Ended March 31,
	2013	2012
General partner's distributions:
General partner's distributions	$480	$236
General partner's IDRs	1,186	—
Total general partner's distributions	1,666	236

Limited partners' distributions:
Common	14,835	5,835
Subordinated	7,475	5,759
Total limited partners' distributions	22,310	11,594
Total Cash Distributions	$23,976	$11,830

NOTE J - EQUITY-BASED COMPENSATION

Unit-based compensation expense related to the Partnership that was included in our condensed statements of combined consolidated operations was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Performance phantom units	$401	$349
Service phantom units	41	29
Total Unit-Based Compensation Expense	$442	$378

Performance Phantom Unit Awards. We granted 66,000 performance phantom unit awards at a grant date fair value of $42.70 in February 2013. The estimated fair value of these awards is amortized over a three-year vesting period using the straight-line method. Total unrecognized compensation cost related to our nonvested performance phantom units totaled $3.6 million as of March 31, 2013, which is expected to be recognized over a weighted-average period of 29 months.

Service Phantom Unit Awards. We granted approximately 3,500 service phantom unit awards at a grant date fair value of $48.70 in February 2013. The estimated fair value of these awards is amortized over a one-year vesting period using the straight-line method. Total unrecognized compensation cost related to our nonvested service phantom units totaled $0.2 million as of March 31, 2013, which is expected to be recognized over a weighted-average period of 11 months.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of non-cash activities is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Capital expenditures included in accounts payable	$6,401	$8,004
Capital lease obligation	3,840	—
Receivable from affiliate for capital expenditures	403	—

NOTE L - SEGMENT DISCLOSURES

Our revenues are derived from two operating segments: Crude Oil Gathering and Terminalling, Transportation and Storage. Our Crude Oil Gathering segment consists of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana. Our Terminalling, Transportation and Storage segment consists of eight refined products terminals in the midwestern and western United States, a crude oil and refined products storage facility and five related short-haul pipelines in Utah, two marine terminals, including storage tanks and related short-haul pipelines in California and a rail car unloading facility in Washington. Our revenues are generated from existing third-party contracts and from commercial agreements we have entered into with Tesoro under which Tesoro pays us fees for gathering crude oil and distributing, transporting and storing crude oil and refined products. The commercial agreements with Tesoro are described in Note C. We do not have any foreign operations.

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

Capital expenditures by operating segment were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Capital Expenditures
Crude Oil Gathering	$3,945	$2,621
Terminalling, Transportation and Storage	6,291	10,361
Total Capital Expenditures	$10,236	$12,982

Identifiable assets by operating segment were as follows (in thousands):

Identifiable Assets	March 31, 2013	December 31, 2012
Crude Oil Gathering	$94,448	$87,194
Terminalling, Transportation and Storage	208,735	205,246
Other	468,222	70,738
Total Identifiable Assets	$771,405	$363,178

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
REVENUES
Crude Oil Gathering:
Affiliate	$21,377	$13,979
Third-party	314	123
Total Crude Oil Gathering	21,691	14,102
Terminalling, Transportation and Storage:
Affiliate (a)	26,515	12,374
Third-party	3,416	1,787
Total Terminalling, Transportation and Storage	29,931	14,161
Total Segment Revenues	$51,622	$28,263

OPERATING AND MAINTENANCE EXPENSES
Crude Oil Gathering	$12,360	$8,123
Terminalling, Transportation and Storage	7,129	7,453
Total Segment Operating and Maintenance Expenses	$19,489	$15,576

IMBALANCE SETTLEMENT GAINS
Crude Oil Gathering	$(1,396)	$(1,279)
Terminalling, Transportation and Storage	(1,028)	(1,211)
Total Segment Imbalance Settlement Gains	$(2,424)	$(2,490)

DEPRECIATION AND AMORTIZATION EXPENSES
Crude Oil Gathering	$1,006	$783
Terminalling, Transportation and Storage	3,075	2,028
Total Segment Depreciation and Amortization Expenses	$4,081	$2,811

GENERAL AND ADMINISTRATIVE EXPENSES
Crude Oil Gathering	$694	$711
Terminalling, Transportation and Storage	1,042	705
Total Segment General and Administrative Expenses	$1,736	$1,416

LOSS ON ASSET DISPOSALS
Crude Oil Gathering	$—	$—
Terminalling, Transportation and Storage	164	236
Total Segment Loss on Asset Disposals	$164	$236

OPERATING INCOME
Crude Oil Gathering	$9,027	$5,764
Terminalling, Transportation and Storage	19,549	4,950
Total Segment Operating Income	28,576	10,714
Unallocated general and administrative expenses	(4,317)	(2,159)
Interest and financing costs, net	(5,604)	(511)
Interest income	23	—
NET INCOME	$18,678	$8,044
____________

(a)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling, Transportation and Storage segment for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition.

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

These transactions (collectively referred to as "Acquisitions from Tesoro") were transfers between entities under common control. Accordingly, the financial information of TLLP contained herein has been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Tesoro for the three months ended March 31, 2012.

We refer to the historical results of the Martinez Crude Oil Marine Terminal, the Long Beach Assets and the Anacortes Rail Facility, prior to each acquisition date, collectively as our "Predecessor (s)." The results of the Acquisitions from Tesoro are included in the Terminalling, Transportation and Storage segment. Our financial results may not be comparable as our Predecessor(s) recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "Factors Affecting the Comparability of Our Financial Results" in our Annual Report on Form 10-K for the year ended December 31, 2012.

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Important Information Regarding Forward-Looking Statements" on page 29 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

OVERVIEW AND BUSINESS STRATEGY

We are a fee-based, growth-oriented Delaware limited partnership formed by Tesoro to own, operate, develop and acquire logistics assets. Our logistics assets are integral to the success of Tesoro's refining and marketing operations and are used to gather crude oil and to distribute, transport and store crude oil and refined products. Our assets consist of a crude oil gathering system (the "High Plains System") in the Bakken Shale/Williston Basin area of North Dakota and Montana (the "Bakken Region"), eight refined products terminals in the midwestern and western United States, a crude oil and refined products storage facility and five related short-haul pipelines in Utah, two marine terminals, including storage tanks and related short-haul pipelines in California and a rail car unloading facility in Washington.

Our financial information includes the historical results of our Predecessors (for the three months ended March 31, 2012) and the results of TLLP (for all periods presented). The financial statements of our Predecessors have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. Most notably, this applies to the revenue associated with the terms of the commercial agreements as our Predecessors did not record revenues for transactions with Tesoro in the Terminalling, Transportation and Storage segment for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition.

We generate revenue by charging fees for gathering, transporting and storing crude oil and for terminalling, transporting and storing crude oil and refined products. Since we do not own any of the crude oil or refined products that we handle nor engage in the trading of crude oil or refined products, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customers' operations. For the three months ended March 31, 2013, 93% of our total revenues were derived from Tesoro under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

Strategy and Objectives

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

Since the closing of the initial public offering (the "Initial Offering") in April 2011, we have been implementing our strategy discussed above, which has allowed us to grow our distributable cash flow and increase our distributions 30% over the last year. In the future, we intend to continue to implement this strategy and have announced plans to:

•
expand our assets on the High Plains System in support of growing third-party demand for transportation services and Tesoro's increased demand for Bakken crude oil in the mid-continent and west coast refining systems, including:

◦	expanding our proprietary truck fleet, which should generate cost and operating efficiencies;

◦	increasing tank capacity to provide new storage services to shippers;

◦	adding other origin and destination points on the High Plains System to increase volumes; and

◦
reversing a segment of our High Plains pipeline to allow for the optimization of the pipeline's capacity to meet shipper demand to transport crude oil from areas of increasing production to new outlets.

•
increase our terminalling volumes by expanding capacity at our Mandan, Salt Lake City and Stockton terminals and by growing our third-party services at our Burley, Vancouver and Stockton terminals; and

•
complete the acquisition of the integrated logistics system Tesoro intends to purchase from BP as part of the integrated Southern California refining and marketing business (the "Carson Acquisition") including three marine terminals, four land storage terminals, over 100 miles of pipelines (including connected access to the Los Angeles International Airport) and four product marketing terminals. Tesoro has indicated that it intends to offer us the integrated logistics system in multiple transactions during the first twelve months following the closing of the Carson Acquisition with the goal that the first transaction will coincide with Tesoro's closing of the Carson Acquisition. Although Tesoro has indicated it will offer us these assets, it is not obligated to do so.

In addition, in December 2012, we executed definitive agreements to purchase Chevron Pipe Line Company's and Northwest Terminalling Company's (collectively, "Chevron") northwest products system (the "Northwest Products System") for a total purchase price of $400.0 million. On March 28, 2013, TLLP and Chevron amended these agreements to extend the final closing date, as defined, from April 1, 2013 to June 1, 2013. The transaction is subject to regulatory approval and is expected to close in the second quarter of 2013. The Partnership paid a deposit of $40.0 million upon execution of the purchase agreements, which may be retained by Chevron upon certain contract termination events. In January 2013, we received net proceeds of $391.6 million in an equity offering, which we intend to use to acquire the Northwest Products System.

The Northwest Products System consists of a 760-mile Federal Energy Regulatory Commission regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington, and a five-mile jet fuel pipeline to the Salt Lake City International Airport. It also includes certain assets of the Northwest Terminalling Company consisting of the Boise and Pocatello, Idaho and Pasco, Washington refined products terminals. Under the terms of the purchase and sale agreements, we will assume environmental liabilities related to the Northwest Products System. We are evaluating the environmental liabilities existing at the time the purchase and sale agreements were executed. In addition, we are discussing with Chevron the impact associated with a leak identified on a diesel pipeline in March 2013. We do not expect that these environmental liabilities will have a material impact on our financial position, results of operations or liquidity.

The common carrier pipeline is the primary supply source of refined products to southern Idaho and is a major supplier of refined products to eastern Washington. Delivery volumes on the pipeline system average approximately 85,000 barrels per day ("bpd"). The terminals have a total storage capacity of 1.3 million barrels and deliver an average of approximately 55,000 bpd. The operations of the Northwest Products System will be reported in our Terminalling, Transportation and Storage segment upon closing.

Agreements with Tesoro

The Partnership has various long-term, fee-based commercial agreements with Tesoro under which we provide pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products.

We believe the terms and conditions under these agreements, as well as our other agreements with Tesoro are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. See our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of our commercial agreements and other agreements with Tesoro.

We entered into the following agreements with Tesoro in 2013:

Amended and Restated Master Terminalling Services Agreement. The Partnership entered into a master terminalling services agreement with Tesoro at the closing of the initial public offering in April 2011. The agreement was amended and restated on February 22, 2013, to allow for changes to ancillary services and related costs and fees to be made by purchase orders executed among the parties.

Second Amended and Restated Trucking Transportation Services Agreement. The Partnership entered into a trucking transportation services agreement with Tesoro at the closing of the initial public offering. The agreement was amended and restated on March 26, 2013 (the "Amended Trucking Agreement") to allow for changes to ancillary services and related costs and fees to be made by purchase orders executed among the parties. In addition, the amendment adjusted the comparison of competitive rates to include more market participants in determining future fee adjustments, and it allows for a quarterly rate adjustment in lieu of the previously established annual adjustment.

Non-GAAP Financial Measures

Our management uses a variety of financial and operating measures to analyze operating segment performance. To supplement our financial information presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), our management uses additional measures that are known as "non-GAAP" financial measures in its evaluation of past performance and prospects for the future. These measures are significant factors in assessing our operating results and profitability and include earnings before interest, income taxes, depreciation and amortization expenses ("EBITDA") and distributable cash flow.

We define EBITDA as net income before depreciation and amortization expenses, net interest and financing costs and interest income. We define distributable cash flow as EBITDA less maintenance capital expenditures and net interest and financing costs, plus reimbursement by Tesoro for certain maintenance capital expenditures and other reimbursements by Tesoro, non-cash unit-based compensation expense, loss on asset disposals, interest income, and the change in deferred revenue. EBITDA and distributable cash flow are not measures prescribed by U.S. GAAP but are supplemental financial measures that are used by management and may be used by external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

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

We believe that the presentation of EBITDA will provide useful information to investors in assessing our financial condition and results of operations. The U.S. GAAP measures most directly comparable to EBITDA are net income and net cash from operating activities. The amounts included in the calculation of EBITDA are derived from amounts separately presented in our condensed combined consolidated financial statements. EBITDA should not be considered as an alternative to U.S. GAAP net income or net cash from operating activities. EBITDA has important limitations as an analytical tool, because it excludes some, but not all, items that affect net income and net cash from operating activities.

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

We also include total capital expenditures excluding the results of our Predecessors. We believe that the presentation of our capital expenditures excluding results of our Predecessors will provide useful information to investors in assessing our capital expenditures for the Partnership prior to adjustments for Predecessor capital expenditures.

These non-GAAP financial measures should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, because they may be defined differently by other companies in our industry, thereby diminishing their utility.

RESULTS OF OPERATIONS

A discussion and analysis of the factors contributing to our results of operations presented below includes the combined financial results of our Predecessors for the three months ended March 31, 2012 and the consolidated financial results of TLLP for all periods presented. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Combined Overview

The following table and discussion is a summary of our results of operations for the three months ended March 31, 2013 and 2012, including a reconciliation of EBITDA to net income and net cash from operating activities and distributable cash flow to net income (in thousands, except unit and per unit amounts). Our financial results may not be comparable as our Predecessors recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "Factors Affecting the Comparability of Our Financial Results" in our Annual Report on Form 10-K for the year ended December 31, 2012 for further information.

	Three Months Ended March 31,
	2013	2012
REVENUES		(including Predecessors)
Crude Oil Gathering	$21,691	$14,102
Terminalling, Transportation and Storage (a)	29,931	14,161
Total Revenues	51,622	28,263
COSTS AND EXPENSES
Operating and maintenance expenses (b)	17,065	13,086
Depreciation and amortization expenses	4,081	2,811
General and administrative expenses	6,053	3,575
Loss on asset disposals	164	236
Total Costs and Expenses	27,363	19,708
OPERATING INCOME	24,259	8,555
Interest and financing costs, net	(5,604)	(511)
Interest income	23	—
NET INCOME	18,678	8,044
Loss attributable to Predecessors	—	3,512
Net income attributable to partners	18,678	11,556
General partner's interest in net income, including incentive distribution rights	(1,536)	(230)
Limited partners' interest in net income	$17,142	$11,326

Net income per limited partner unit:
Common - basic and diluted	$0.40	$0.37
Subordinated - basic and diluted	$0.37	$0.37

Weighted average limited partner units outstanding:
Common units - basic	28,861,234	15,254,890
Common units - diluted	28,929,128	15,297,023
Subordinated units - basic and diluted	15,254,890	15,254,890

EBITDA (c)	$28,340	$11,366
Distributable Cash Flow (c)	$23,023	$10,405

	Three Months Ended March 31,
	2013	2012
Reconciliation of EBITDA and Distributable Cash Flow to Net Income:		(including Predecessors)
Net income	$18,678	$8,044
Depreciation and amortization expenses	4,081	2,811
Interest and financing costs, net	5,604	511
Interest income	(23)	—
EBITDA (c)	$28,340	$11,366
Maintenance capital expenditures (d)	(1,896)	(1,064)
Interest and financing costs, net	(5,604)	(511)
Reimbursement for maintenance capital expenditures (d)	1,183	—
Non-cash unit-based compensation expense	430	378
Loss on asset disposals	164	236
Change in deferred revenue related to shortfall payments	(101)	—
Change in other deferred revenue	484	—
Interest income	23	—
Distributable Cash Flow (c) (e)	$23,023	$10,405

Reconciliation of EBITDA to Net Cash from Operating Activities:
Net cash from operating activities	$29,704	$14,581
Changes in assets and liabilities	(5,923)	(2,953)
Amortization of debt issuance costs	(416)	(159)
Unit-based compensation expense	(442)	(378)
Loss on asset disposals	(164)	(236)
Interest income	(23)	—
Interest and financing costs, net	5,604	511
EBITDA (c)	$28,340	$11,366
____________

(a)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling, Transportation and Storage segment for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition.

(b)	Operating and maintenance expenses include imbalance settlement gains of $2.4 million and $2.5 million in the three months ended March 31, 2013 and 2012, respectively.

(c)	For a definition of EBITDA and distributable cash flow, see "Non-GAAP Financial Measures."

(d)	Maintenance capital expenditures include expenditures required to maintain equipment, ensure the reliability, integrity and safety of our tankage and pipelines and address environmental regulations.
(e) Certain prior year balances have been aggregated or disaggregated in order to conform to the current year presentation.

Summary

Our net income for the three months ended March 31, 2013 ("2013 Quarter") increased $10.7 million, or 132%, to $18.7 million from $8.0 million for the three months ended March 31, 2012 ("2012 Quarter"). The increase in net income was primarily due to an increase in revenue of $23.4 million, or 83%, to $51.6 million principally attributable to $16.4 million in higher revenue under the new commercial agreements entered into in conjunction with the Acquisitions from Tesoro and an increase in throughput volumes in the Crude Oil Gathering segment. The increase in revenue was partially offset by:

•
an increase in operating and maintenance expenses of $4.0 million, or 30%, mainly related to higher contract trucking expenses and increased costs associated with operations at the Anacortes Rail Facility, which was placed in service in September 2012; and

•	an increase in general and administrative expenses of $2.5 million, or 69%, primarily related to $2.1 million of costs related to the announced acquisition of the Northwest Products System.

Crude Oil Gathering Segment

The following table and discussion is an explanation of our results of operations of the Crude Oil Gathering segment for the three months ended March 31, 2013 and 2012 (in thousands, except barrel and per barrel amounts):

	Three Months Ended March 31,
	2013	2012
REVENUES
Pipeline revenues	$9,441	$7,412
Trucking revenues	12,250	6,690
Total Revenues	21,691	14,102
COSTS AND EXPENSES
Operating and maintenance expenses (a)	10,964	6,844
Depreciation and amortization expenses	1,006	783
General and administrative expenses	694	711
Total Costs and Expenses	12,664	8,338
CRUDE OIL GATHERING SEGMENT OPERATING INCOME	$9,027	$5,764
VOLUMES (bpd)
Pipeline throughput (b)	82,357	59,744
Average pipeline revenue per barrel (c)	$1.27	$1.36
Trucking volume	44,925	25,364
Average trucking revenue per barrel (c)	$3.03	$2.90
_____________

(a)	Operating and maintenance expenses include imbalance settlement gains of $1.4 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively.

(b)	Also includes barrels that were gathered and then delivered into our High Plains System by truck.

(c)
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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Volumes. Average pipeline throughput volumes increased 22,613 bpd, or 38%, in the 2013 Quarter primarily as a result of demand driven by the expansion at Tesoro's North Dakota refinery and shipments to new destinations by non-affiliate shippers. Trucking throughput volumes increased 19,561 bpd, or 77%, as a result of higher demand in support of Tesoro's strategy to move Bakken crude oil to its North Dakota refinery and alternate locations.

Financial Results. Revenues increased $7.6 million, or 54%, to $21.7 million for the 2013 Quarter compared to $14.1 million in the 2012 Quarter. Pipeline and trucking revenues increased $2.0 million and $5.6 million, respectively, compared to the 2012 Quarter primarily as a result of higher pipeline throughput and trucking volumes.

Operating and maintenance expenses increased $4.2 million, or 60%, to $11.0 million in the 2013 Quarter compared to $6.8 million in the 2012 Quarter. This increase is primarily related to $3.7 million costs associated with growth in our trucking operations.

Depreciation and amortization expenses increased $0.2 million, or 28%, to $1.0 million in the 2013 Quarter compared to $0.8 million in the 2012 Quarter as a result of assets placed in service in 2012, including expansion projects and the connection to Inergy's crude oil loading terminal at Dry Fork, North Dakota.

Terminalling, Transportation and Storage Segment

The following table and discussion is an explanation of our results of operations of the Terminalling, Transportation and Storage segment, including the results of the Acquisitions from Tesoro, for the three months ended March 31, 2013 and 2012 (in thousands, except barrel and per barrel amounts). Our financial information includes the historical results of our Predecessors (for the three months ended March 31, 2012) and the results of TLLP (for all periods presented). See "Factors Affecting the Comparability of Our Financial Results" in our Annual Report on Form 10-K for the year ended December 31, 2012 for further information.

	Three Months Ended March 31,
	2013	2012
REVENUES (a)		(including Predecessors)
Terminalling revenues	$26,543	$11,214
Pipeline transportation revenues	2,007	1,608
Storage revenues	1,381	1,339
Total Revenues	29,931	14,161
COSTS AND EXPENSES
Operating and maintenance expenses (b)	6,101	6,242
Depreciation and amortization expenses	3,075	2,028
General and administrative expenses	1,042	705
Loss on asset disposals	164	236
Total Costs and Expenses	10,382	9,211
TERMINALLING, TRANSPORTATION AND STORAGE SEGMENT OPERATING INCOME	$19,549	$4,950
VOLUMES (bpd)
Terminalling throughput	395,868	257,286
Average terminalling revenue per barrel (a) (c)	$0.75	$0.48
Pipeline transportation throughput	91,903	90,656
Average pipeline transportation revenue per barrel (a) (c)	$0.24	$0.19
Storage capacity reserved (shell capacity barrels)	878,000	878,000
Storage revenue per barrel on shell capacity (per month) (c)	$0.52	$0.51

____________

(a)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling, Transportation and Storage segment for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition. Volumes for all periods presented include both affiliate and third-party throughput.

(b)	Operating and maintenance expenses include imbalance settlement gains of $1.0 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Volumes. Terminalling throughput volumes increased 138,582 bpd, or 54%, in the 2013 Quarter compared to the 2012 Quarter primarily as a result of the completion of the Anacortes Rail Facility in September 2012, higher affiliate demand at our Martinez marine terminal due to a turnaround at Tesoro's Martinez refinery in the 2012 Quarter and higher affiliate and third-party demand at our Long Beach marine terminal. Pipeline transportation throughput volumes increased 1,247 bpd, or 1%, in the 2013 Quarter compared to the 2012 Quarter as a result of higher throughput volumes in the 2013 Quarter on the Salt Lake City short-haul pipelines.

Financial Results. Revenues increased $15.7 million, or 111%, to $29.9 million in the 2013 Quarter compared to $14.2 million in the 2012 Quarter primarily as a result of the new terminalling agreements that went into effect in connection with the Long Beach Assets Acquisition, the Anacortes Rail Facility Acquisition and the Martinez Marine Terminal Acquisition, which accounted for approximately $6.9 million, $5.7 million and $3.8 million, respectively, of the revenue increase compared to the 2012 Quarter. Our Predecessors did not record revenue for intercompany terminalling, storage and pipeline transportation services, therefore there was no revenue recognized on volumes throughput by Tesoro prior to the acquisitions. Further, the Anacortes Rail Facility did not have any throughput prior to being placed in service in September 2012.

Operating and maintenance expenses decreased $0.1 million, or 2%, to $6.1 million in the 2013 Quarter from $6.2 million in the 2012 Quarter primarily as a result of a $0.7 million decrease in environmental expense. Our Predecessors recognized environmental accruals for the Martinez Marine Terminal and Long Beach Assets in the 2012 Quarter, which were indemnified by Tesoro upon closing of the acquisitions. In addition, cost of purchased additives decreased $0.2 million compared to the 2012 Quarter. These decreases were partially offset by an increase of $1.1 million associated with operations at the Anacortes Rail Facility, which was placed in service in September 2012.

Depreciation and amortization expenses increased $1.1 million, or 52%, to $3.1 million in the 2013 Quarter from $2.0 million in the 2012 Quarter primarily attributable to $0.8 million in depreciation expense related to the Anacortes Rail Facility that was placed in service in September 2012.

General and administrative expense increased $0.3 million, or 48%, to $1.0 million in the 2013 Quarter compared to $0.7 million in the 2012 Quarter due to increased expenses for certain allocated employee related costs.

CAPITAL RESOURCES AND LIQUIDITY

Our primary cash requirements are for funding capital expenditures, meeting operational needs and paying distributions to our partners. The Partnership expects our ongoing sources of liquidity to include cash generated from operations, reimbursement by Tesoro for certain maintenance capital expenditures, borrowings under our amended and restated revolving credit facility (the "Revolving Credit Facility") and issuances of debt and additional equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements, acquisition-related requirements, debt servicing requirements and funding at least the minimum quarterly cash distributions.  We intend to pay a quarterly distribution of at least $0.3375 per unit per quarter, which equates to $15.7 million per quarter, or $62.8 million per year, based on the number of common, subordinated and general partner units outstanding. We do not have a legal obligation to pay this distribution.

Under a shelf registration statement filed with the Securities and Exchange Commission ("SEC") in 2012, we have the ability to raise up to an additional $322.1 million. Additionally, we filed a shelf registration statement with the SEC on January 7, 2013 to provide the ability to raise an unlimited amount of common units through one or more prospectus supplements.

On January 14, 2013, we closed a registered public offering (the "January Offering") of 9,775,000 common units representing limited partner interests, at a public offering price of $41.70 per unit. We intend to use the net proceeds of $391.6 million to fund a portion of the consideration for the acquisition of the Northwest Products System and for general partnership purposes. In addition, on January 14, 2013, TLGP contributed $8.3 million in exchange for 199,490 general partner units to maintain a 2% general partnership interest.

On April 18, 2013, we declared a quarterly cash distribution of $0.49 per unit, or $1.96 per unit on an annualized basis, which will be paid on May 14, 2013, to unitholders of record on May 3, 2013. The total cash distribution to be paid is $24.0 million and includes amounts to be paid for IDRs. On February 14, 2013, we paid a quarterly cash distribution of $0.4725, or $1.89 per unit on an annualized basis, which totaled $22.9 million and included amounts paid for IDRs.

Overview

Our total debt at March 31, 2013 was comprised of the following (in thousands):

Debt, including current maturities:	March 31, 2013
Revolving Credit Facility	$—
5.875% TLLP Senior Notes due 2020	350,000
Capital lease obligations	7,747
Total Debt	$357,747

Revolving Credit Facility

Effective January 4, 2013, we amended and restated our Revolving Credit Facility to increase commitments under the facility from $300.0 million to $500.0 million and to allow us to request that the loan availability be increased up to an aggregate of $650.0 million, subject to receiving increased commitments from the lenders. Further, the Revolving Credit Facility decreases our Eurodollar margin and base rate margins between 0.5% to 1.0%, depending on our leverage ratio, and includes a provision that allows a temporary increase in certain of our financial covenants in the event of a material acquisition. The Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings are available under the Revolving Credit Facility up to the total loan availability of the facility.

We had no borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused loan availability of $499.7 million, or 99%, of the borrowing capacity as of March 31, 2013. The Revolving Credit Facility is scheduled to mature on December 31, 2017.

The Revolving Credit Facility, at March 31, 2013, was subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
TLLP Revolving Credit Facility (a)	0.20%	2.00%	3.25%	1.00%	0.375%
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

The Revolving Credit Facility and Senior Notes contain covenants that, among other things, limit or restrict the Partnership's ability (as well as the ability of our subsidiaries) to engage in certain activities. There have been no changes in these covenants from those described in the Annual Report on 10-K for the year ended December 31, 2012. We do not believe that these limitations will restrict our ability to pay distributions. Additionally, the Revolving Credit Facility contains covenants that require TLLP to maintain certain interest coverage and leverage ratios. We submit compliance certifications to the bank quarterly, and we were in compliance with our debt covenants as of March 31, 2013.

Cash Flow Summary

Components of our cash flows are set forth below (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash Flows From (Used In):
Operating Activities	$29,704	$14,581
Investing Activities	(8,732)	(5,786)
Financing Activities	375,188	(6,106)
Increase in Cash and Cash Equivalents	$396,160	$2,689

Operating Activities. Net cash from operating activities increased $15.1 million to $29.7 million in the 2013 Quarter compared to $14.6 million for the 2012 Quarter. The increase in net cash from operating activities was primarily attributable to higher net income as a result of our commercial agreements executed in connection with the Acquisitions from Tesoro. Changes in working capital also contributed to the higher net cash from operating activities during the 2013 quarter, including a $5.8 million increase in other current liabilities related to accrued interest on our 5.875% TLLP Senior Notes due 2020 which were issued in September 2012. Interest on these notes is due on April 1 and October 1 of each year.

Investing Activities. Net cash used in investing activities for the 2013 Quarter increased $2.9 million to $8.7 million compared to $5.8 million in the 2012 Quarter. Higher capital expenditures in the 2012 Quarter included Predecessor spend related to the Anacortes Rail Facility. See "Capital Expenditures" below for a discussion of the various maintenance and expansion projects in the 2013 Quarter, including those reimbursed by Tesoro. The Sponsor reimbursement of $3.5 million included in net cash used in investing activities for the 2012 Quarter is the reimbursement for the gathering hub and pipeline project for the new Connolly station on our High Plains System.

Financing Activities. Net cash provided by financing activities for the 2013 Quarter was $375.2 million compared to net cash used in financing activities of $6.1 million for the 2012 Quarter. The net cash provided by financing activities in the 2013 Quarter included net proceeds of $391.6 million resulting from the January Offering and $8.3 million in net proceeds from the offering of general partner units to Tesoro. We paid quarterly cash distributions totaling $22.9 million in the 2013 Quarter, and we paid $3.0 million in financing costs during the 2013 Quarter.

Historically, the Predecessors' sources of liquidity included cash generated from operations and funding from Tesoro. Cash receipts were deposited in Tesoro's bank accounts and all cash disbursements were made from those accounts. The Sponsor contribution of $5.3 million included in cash used in financing activities for the 2012 Quarter was the funding of the net loss for the Predecessors less any non-cash contributions.

Capital Expenditures

The Partnership's operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations as well as to maintain assets and ensure regulatory compliance. The cost estimates described below are subject to further review, analysis and permitting requirements and include estimates for capitalized interest and labor. Our capital requirements consist of maintenance and expansion capital expenditures. Maintenance capital expenditures include expenditures required to maintain equipment reliability and integrity and to address regulatory compliance. Expansion capital expenditures include expenditures to acquire or construct new assets and to expand existing facilities or services that may increase throughput capacity on our pipelines and in our terminals or increase storage capacity at our storage facilities. Tesoro reimburses us for projects covered under the omnibus agreement, which was most recently amended on November 15, 2012 (the "Second Amended Omnibus Agreement"), which provides for reimbursement of various projects in progress at the time the Partnership acquired the assets from Tesoro. In addition, Tesoro may reimburse us for certain capital expenditures as required by various other agreements between the Partnership and Tesoro.

Capital expenditures during the 2013 Quarter and 2012 Quarter were $10.2 million and $13.0 million, respectively. Capital expenditures for the 2012 Quarter include spending related to our Predecessors of $9.4 million. Our total 2013 expected capital expenditures include $90.0 million for both maintenance and expansion capital projects, which increased from $75.0 million primarily due to the High Plains reversal project discussed below. For the remainder of 2013, we estimate that total capital expenditures will be approximately $80.0 million for both maintenance and expansion capital projects, which includes projects to expand our crude oil gathering capabilities and terminalling capacity. We anticipate that these capital expenditures will be funded primarily with cash generated from operations, reimbursement by Tesoro for certain capital expenditures and borrowings under our Revolving Credit Facility.

The following table is a summary of our capital expenditures for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Expansion	$8,340	$11,918
Maintenance	1,896	1,064
Total Capital Expenditures	$10,236	$12,982

The following table is a summary of our capital expenditures for the three months ended March 31, 2012, disaggregated to present the results of operations of our Predecessors and of TLLP (in thousands):

	Tesoro Logistics LP (Partnership) (a)	Predecessors	Total Tesoro Logistics LP
Expansion	$3,629	$8,289	$11,918
Maintenance	(70)	1,134	1,064
Total Capital Expenditures	$3,559	$9,423	$12,982

Our full-year expected and 2013 Quarter actual capital expenditures are comprised of the following project categories at March 31, 2013:

Project Category	Percent of 2013 Quarter Capital Expenditures (a)	Percent of 2013 Expected Capital Expenditures
Expansion	81%	85%
Maintenance	19%	15%
_____________
(a) See "Non-GAAP Financial Measures" for information regarding the presentation of our disaggregated results of operations and exclusion of certain predecessor information.

Maintenance capital expenditures. Maintenance capital expenditures in the 2013 Quarter increased $0.8 million, or 78%, to $1.9 million compared to $1.1 million in the 2012 Quarter primarily related to various projects at the Martinez Crude Oil Marine Terminal and the High Plains System. A total of $1.2 million expended for projects at the Martinez Crude Oil Marine Terminal, Salt Lake City terminal and Long Beach marine terminal were reimbursed to us by Tesoro in the 2013 Quarter.

We estimate that our maintenance capital expenditures for the remainder of 2013 will be approximately $12.0 million. Our maintenance capital expenditures for the remainder of 2013, net of capital reimbursements from Tesoro, is estimated to be $5.0 million primarily related to enhancing leak detection on our Crude Oil Gathering assets and various modifications on our terminalling assets.

Expansion capital expenditures. Expansion capital expenditures in the 2013 Quarter decreased $3.6 million to $8.3 million compared to $11.9 million in the 2012 Quarter. Excluding 2012 Predecessor capital expenditures of $8.3 million related to the construction of the Anacortes Rail Facility, our expansion capital expenditures in the 2013 Quarter increased $4.7 million primarily related to growing the capabilities of our High Plains System and terminals. The expansion capital expenditures for our Terminalling, Transportation and Storage segment in the 2013 Quarter included expenditures for the expansion of throughput capacity and services at our Stockton and Vancouver terminals. We estimate that our expansion capital expenditures for the remainder of 2013 will be approximately $68.0 million.

The following discussion describes our expansion capital expenditures plan, which is subject to further review and analysis and includes estimates for capitalized interest and labor costs:

Our overall strategy in the Crude Oil Gathering segment is focused on growth projects in the Bakken Region that increase the utilization of our existing capacity, expand our pipeline gathering system, increase our pipeline capacity, add additional origins to and destinations from, our pipeline system and lower our overall costs. Our overall strategy in the Terminalling, Transportation and Storage segment is focused on projects that increase our terminalling volumes by expanding terminalling capacity and expand the services at several of our terminals.

Our expansion capital expenditures plan consists of the following projects (in millions):

	Expansion Capital Expenditures 2013 Quarter	Expected Capital Expenditures for Remainder of 2013	Expected In-service Date
OPERATING SEGMENTS
CRUDE OIL GATHERING
High Plains reversal project (a)	$—	$20.0	2014
Various growth plan projects (b)	3.6	38.0	2013
CRUDE OIL GATHERING SEGMENT EXPANSION PROJECTS	$3.6	$58.0

TERMINALLING, TRANSPORTATION AND STORAGE
Stockton terminal expansion (c)	$1.4	$1.5	2013
Terminal expansion projects (d)	3.4	8.5	2013-2014
TERMINALLING, TRANSPORTATION AND STORAGE SEGMENT EXPANSION PROJECTS	4.8	10.0
TOTAL EXPANSION PROJECTS	$8.4	$68.0
_____________
(a) The High Plains reversal project is expected to drive higher throughput on the pipeline by optimizing the pipeline's capacity to meet shipper demand to transport crude oil from areas of increasing production to new outlets.  The project is expected to cost approximately $35.0 million and be completed in 2014.

(b)	Includes various projects to expand our pipeline gathering system and increase our ability to store and deliver volumes to Tesoro's North Dakota refinery and to third-party destinations.

(c)	The Stockton terminal expansion will add storage capacity that will allow for an increase in volume delivered through the terminal for a total investment of approximately $11.5 million.

(d)	The terminal expansion projects include approximately $12.0 million of capital in 2013 for projects to expand the throughput capacity and offer additional services at several of our terminals.

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

Under the Second Amended Omnibus Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent acquisitions. With respect to assets that we acquired from Tesoro, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of closing.

Under the Second Amended Omnibus Agreement, the aggregate annual deductible for each type of liability (unknown environmental liabilities or title matters) is $0.6 million, as of March 31, 2013, before we are entitled to indemnification in any calendar year in consideration of the initial assets and all subsequent acquisitions from Tesoro. In addition, with respect to the assets that we acquired from Tesoro, we have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Initial Offering, and the subsequent acquisitions, and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities.

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

Although we believe the assumptions upon which these forward-looking statements are made are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	the suspension, reduction or termination of Tesoro's obligation under our commercial agreements and our operational services agreement;

•	changes in global economic conditions and the effects of the global economic downturn on Tesoro's business and the business of its suppliers, customers, business partners and credit lenders;

•	a material decrease in Tesoro's profitability;

•	a material decrease in the crude oil produced in the Bakken Region;

•	disruptions due to equipment interruption or failure at our facilities, Tesoro's facilities or third-party facilities on which Tesoro's business is dependent;

•	changes in the expected benefits and timing of our transactions relating to our acquisitions from Tesoro and third parties including Chevron Pipe Line Company and Northwest Terminalling Company;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not own the refined products or crude oil that are shipped through our pipelines, distributed through our terminals, or held in our storage facilities, and because all of our commercial agreements with Tesoro, other than our High Plains System transportation services agreement and our master terminalling services agreement, require Tesoro to bear the risk of any volume loss relating to the services we provide, we have minimal direct exposure to risks associated with fluctuating commodity prices. In addition, our commercial agreements with Tesoro are indexed for inflation and contain fuel surcharge provisions that are designed to substantially mitigate our exposure to increases in diesel fuel prices and the cost of other supplies used in our business. We do not intend to hedge our exposure to commodity risk related to imbalance gains and losses or to diesel fuel or other supply costs.

Interest Rate Risk

We utilize fixed-rate long-term debt obligations and other borrowings, which are subject to market risk from changes in interest rates. Changes in interest rates affect the interest expense we incur on our variable-rate debt, and the fair value of our fixed-rate debt. These changes also affect the rates used to discount liabilities, which could result in lower or higher asset retirement obligation accretion expense over time. The fair value of our fixed-rate long-term debt was estimated using quoted market prices, and the carrying value and fair value of our total debt were $357.7 million and $378.5 million, respectively, at March 31, 2013, and $354.0 million and $368.7 million, respectively, at December 31, 2012. Since the debt that we incur under our revolving credit facility bears interest at a variable rate, it exposes us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. As of March 31, 2013, we had no borrowings under our revolving credit facility. Any change in interest rates would affect cash flows, but not the fair value of the debt we incur under our revolving credit facility.

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

During the quarter ended March 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 5. OTHER INFORMATION

On May 3, 2013, Tesoro Logistics Operations LLC (the "Operating Company"), one of our subsidiaries, entered into the Amended and Restated Master Terminalling Services Agreement with Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company (collectively referred to in this paragraph as the "Tesoro Parties"). This agreement supersedes the 10-year Master Terminalling Services Agreement dated February 22, 2013, under which the Tesoro Parties pay the Operating Company fees for providing terminalling services at the Operating Company's eight refined products terminals. The amendment increased the Stockton terminal minimum throughput by 8,400 barrels per day and made other technical corrections.

ITEM 6. EXHIBITS

(a)Exhibits

Exhibit Number	Description of Exhibit

2.1
Amendment to Northwest Products System - Terminal Interests Asset Sale and Purchase Agreement, dated as of March 28, 2013, by and between Tesoro Logistics Operations LLC and Northwest Terminalling Company (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 1, 2013, File No. 1-35143).

2.2
Amendment to Northwest Products Pipeline System Asset Sale and Purchase Agreement, dated as of March 28, 2013, by and between Tesoro Logistics Northwest Pipeline LLC and Chevron Pipe Line Company (incorporated by reference herein to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on April 1, 2013, File No. 1-35143).

10.1
Second Amended and Restated Trucking Transportation Services Agreement, dated as of March 26, 2013, among Tesoro Logistics Operations, LLC and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2013, File No. 1-35143).

*10.2	Second Amended and Restated Master Terminalling Services Agreement, dated as of May 3, 2013, among Tesoro Refining and Marketing Company LLC, Tesoro Alaska Company and Tesoro Logistics Operations LLC.

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________

*	Filed herewith

**	Submitted electronically herewith

In accordance with Rule 402 of Regulation S-T, the XBRL information in Exhibit 101 to this Quarterly Report on Form 10-Q will not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and will not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as will be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TESORO LOGISTICS LP

		By:	Tesoro Logistics GP, LLC
Its general partner

Date:	May 8, 2013	By:	/s/ GREGORY J. GOFF
Gregory J. Goff
Chairman of the Board of Directors and Chief Executive Officer

Date:	May 8, 2013	By:	/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Director, Vice President and Chief Financial Officer