Form 10-Q
period 2013-06-30
TESORO LOGISTICS LP
filed 2013-08-07
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

The registrant had 31,722,568 common units, 15,254,890 subordinated units and 958,587 general partner units outstanding at August 2, 2013.

TESORO LOGISTICS LP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF COMBINED CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except unit and per unit amounts)
REVENUES
Affiliate	$54,102	$32,458	$101,994	$58,811
Third-party	5,773	4,427	9,503	6,337
Total Revenues	59,875	36,885	111,497	65,148
COSTS AND EXPENSES
Operating and maintenance expenses	24,235	16,566	43,724	32,142
Imbalance settlement gains	(2,576)	(2,557)	(5,000)	(5,047)
Depreciation and amortization expenses	6,338	2,879	10,419	5,690
General and administrative expenses	6,604	3,732	12,657	7,307
Loss on asset disposals	—	—	164	236
Total Costs and Expenses	34,601	20,620	61,964	40,328
OPERATING INCOME	25,274	16,265	49,533	24,820
Interest and financing costs, net	(6,571)	(1,039)	(12,175)	(1,550)
Interest income	470	—	493	—
NET INCOME	19,173	15,226	37,851	23,270
Loss (income) attributable to Predecessors	—	(2,141)	—	1,371
Net income attributable to partners	19,173	13,085	37,851	24,641
General partner's interest in net income, including incentive distribution rights	(1,978)	(364)	(3,514)	(594)
Limited partners' interest in net income	$17,195	$12,721	$34,337	$24,047

Net income per limited partner unit:
Common - basic and diluted	$0.38	$0.41	$0.77	$0.79
Subordinated - basic and diluted	$0.36	$0.41	$0.73	$0.78

Weighted average limited partner units outstanding:
Common units - basic	30,752,989	15,464,686	29,812,337	15,359,788
Common units - diluted	30,863,138	15,489,008	29,903,780	15,393,016
Subordinated units - basic and diluted	15,254,890	15,254,890	15,254,890	15,254,890

Cash distributions per unit	$0.51	$0.41	$1.00	$0.7875

See accompanying notes to condensed combined consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,837	$19,290
Receivables
Trade	2,049	343
Affiliate	24,738	17,660
Prepayments	1,732	1,130
Other current assets	4,903	—
Total Current Assets	109,259	38,423
NET PROPERTY, PLANT AND EQUIPMENT	1,053,173	274,372
DEPOSITS	62	40,041
GOODWILL	8,738	—
OTHER NONCURRENT ASSETS	16,658	10,342
Total Assets	$1,187,890	$363,178

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable
Trade	$15,423	$9,005
Affiliate	8,578	7,089
Deferred revenue - affiliate	2,088	2,027
Accrued interest and financing costs	5,248	6,116
Other current liabilities	16,528	3,095
Total Current Liabilities	47,865	27,332
OTHER NONCURRENT LIABILITIES	5,394	47
DEBT	902,556	353,922
COMMITMENTS AND CONTINGENCIES (NOTE H)
EQUITY (DEFICIT)
Common unitholders; 31,722,352 units issued and outstanding (20,495,254 in 2012)	405,692	153,037
Subordinated unitholders; 15,254,890 units issued and outstanding (15,254,890 in 2012)	(152,313)	(144,162)
General partner; 958,587 units issued and outstanding (729,596 in 2012)	(21,304)	(26,998)
Total Equity (Deficit)	232,075	(18,123)
Total Liabilities and Equity (Deficit)	$1,187,890	$363,178

See accompanying notes to condensed combined consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF COMBINED CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(Dollars in thousands)
Net income	$37,851	$23,270
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation and amortization expenses	10,419	5,690
Amortization of debt issuance costs	822	384
Unit-based compensation expense	934	712
Loss on asset disposals	164	236
Changes in current assets:
Receivables - trade	(1,706)	47
Receivables - affiliate	(6,315)	(311)
Prepayments and other	(386)	(829)
Changes in current liabilities:
Accounts payable - trade	1,210	228
Accounts payable - affiliate	1,421	696
Deferred revenue - affiliate	61	173
Other current liabilities	125	101
Changes in other noncurrent assets and liabilities	646	1,464
Net cash from operating activities	45,246	31,861
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(26,347)	(32,499)
Capital expenditure reimbursements by affiliate	320	4,204
Acquisitions	(314,757)	—
Net cash used in investing activities	(340,784)	(28,295)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common units, net of issuance costs	391,348	—
Proceeds from issuance of general partner units, net of issuance costs	8,319	—
Quarterly distributions to unitholders	(43,838)	(22,665)
Quarterly distributions to general partner	(3,066)	(462)
Distributions in connection with acquisitions	(544,000)	(67,500)
Borrowings under revolving credit agreement	544,000	68,000
Payments on capital lease	(162)	—
Financing costs	(3,294)	(593)
Capital contributions by affiliate	2,778	1,119
Sponsor contributions of equity to the Predecessors	—	21,617
Net cash from (used in) financing activities	352,085	(484)
INCREASE IN CASH AND CASH EQUIVALENTS	56,547	3,082
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,290	18,326
CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,837	$21,408

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

Effective June 1, 2013, we entered into a transaction with Tesoro and TLGP pursuant to which we acquired six marketing and storage terminals located in Southern California and certain assets and properties related thereto (the "Carson Terminal Assets") from Tesoro (the "Carson Terminal Assets Acquisition"). In addition, we acquired the northwest products system assets (the "Northwest Products System") on June 19, 2013 (the "Northwest Products System Acquisition") from Chevron Pipe Line Company and Northwest Terminalling Company (collectively, "Chevron").

In 2012, we entered into the following transactions with Tesoro and TLGP, pursuant to which we acquired from Tesoro: the Martinez crude oil marine terminal assets (collectively, the "Martinez Crude Oil Marine Terminal"), effective April 1, 2012 (the "Martinez Marine Terminal Acquisition"); the Long Beach marine terminal and related short-haul pipelines, including the Los Angeles short-haul pipelines (collectively, the "Long Beach Assets"), effective September 14, 2012 (the "Long Beach Assets Acquisition"); and the Anacortes rail car unloading facility assets (collectively, the "Anacortes Rail Facility"), effective November 15, 2012 (the "Anacortes Rail Facility Acquisition"). These transactions along with the Carson Terminal Assets Acquisition are collectively referred to as "Acquisitions from Tesoro."

Principles of Combination and Consolidation and Basis of Presentation

The Acquisitions from Tesoro were transfers between entities under common control. As an entity under common control with Tesoro, we record the assets that we acquire from Tesoro on our balance sheet at Tesoro's historical basis instead of fair value. Transfers of businesses between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior periods are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of TLLP have been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Tesoro for the three and six months ended June 30, 2012 with the exception of the Carson Terminal Assets since they were not operated by Tesoro prior to their acquisition by TLLP. We refer to the historical results of the Martinez Crude Oil Marine Terminal, the Long Beach Assets and the Anacortes Rail Facility, prior to each acquisition date, collectively as our "Predecessors." The See Note B for additional information regarding the acquisitions.

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

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates. The results of operations of the Partnership, or our Predecessors, for any interim period are not necessarily indicative of results for the full year. Certain prior year balances have been disaggregated in order to conform to the current year presentation.

We have evaluated subsequent events through the filing of this Form 10-Q. See Note G for further information regarding the issuance of senior notes on August 1, 2013.

We record our financial instruments including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities at their carrying value. We believe the carrying value of these financial instruments approximates fair value. Our fair value assessment incorporates a variety of considerations, including:

•	the short term duration of the instruments (none of our trade payables or trade receivables have been outstanding for greater than 90 days); and

•	the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The borrowings under our amended revolving credit facility (the "Revolving Credit Facility"), which includes a variable interest rate, approximate fair value. The carrying value and fair value of our total debt were $902.9 million and $900.8 million, respectively, as of June 30, 2013, and $354.0 million and $368.7 million, respectively, as of December 31, 2012.

Significant Accounting Policies - Goodwill

Goodwill represents the amount the purchase price exceeds the fair value of net assets acquired in a business combination. We do not amortize goodwill. We are required, however, to review goodwill for impairment annually, or more frequently if events or changes in business circumstances indicate the book value of the assets may not be recoverable. In such circumstances, we record the impairment in loss on asset disposals and impairments in our statement of combined consolidated operations. We review the carrying value of goodwill for impairment on November 1st of each year, or sooner if events or changes in circumstances indicate the carrying amount of a reporting unit may exceed fair value.

We perform a qualitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. Some of the impairment indicators we consider include significant differences between the carrying amount and the estimated fair value of our assets and liabilities; macroeconomic conditions such as a deterioration in general economic condition or limitations on accessing capital; industry and market considerations such as a deterioration in the environment in which we operate and an increased competitive environment; cost factors such as increases in labor or other costs that have a negative effect on earnings and cash flows; overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant events such as litigation, changes in management, key personnel, strategy or customers; the testing for recoverability of our long-lived assets and a potential decrease in share price. We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the reporting unit's fair value and carrying value, including positive mitigating events and circumstances. If we determine it is more likely than not that the fair value of goodwill is less than its carrying amount, then a second step is performed to quantify the amount of goodwill impairment. If impairment is indicated, a goodwill impairment charge is recorded to write the goodwill down to its implied fair value. See Note B for additional information regarding goodwill associated with the Northwest Products System Acquisition.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE B - ACQUISITIONS

Carson Terminal Assets Acquisition

We purchased the Carson Terminal Assets, effective June 1, 2013, in exchange for total consideration of $640.0 million, comprised of $544.0 million in cash financed with borrowings under the Revolving Credit Facility and the remaining $96.0 million in partnership units. The equity was comprised of 1,445,561 common units and 29,501 general partner units. The Carson Terminal Assets were part of BP's Southern California refining and marketing business that Tesoro acquired on June 1, 2013 and included six marketing and storage terminals located in Southern California and certain assets and properties related thereto. The Carson Terminal Assets Acquisition occurred immediately after Tesoro's acquisition of the assets from BP.

Commercial Agreements. We entered into commercial agreements with Tesoro in connection with the Carson Terminal Assets Acquisition under which Tesoro commits to provide us with minimum throughput volumes of refined products and minimum fees for dedicated storage. See Note C for additional information regarding commercial agreements and amendments to other agreements with related parties in connection with this acquisition.

Financial Information. Tesoro retained responsibility for remediation of known environmental liabilities due to the use or operation of the Carson Terminal Assets prior to the acquisition ("Pre-Closing"), and has indemnified the Partnership for any losses incurred by the Partnership arising out of those remediation obligations. The indemnification for unknown Pre-Closing remediation liabilities is limited to five years. The property, plant and equipment was recorded by TLLP at Tesoro's historical cost, which is equal to the fair value of the Carson Terminal Assets on June 1, 2013, based on a preliminary assessment of the fair value of the assets acquired and liabilities assumed pending the completion of an independent valuation. Based on the preliminary analysis performed, Tesoro's historical cost was estimated to be $400.0 million, pending the completion of an independent valuation. Any subsequent adjustments as a result of the completion of the independent valuation will be reflected as adjustments to the equity of the Partnership. The following was recorded as of June 1, 2013, the date of the Carson Terminal Assets Acquisition (in thousands):

Prepayments and other	$208
Property, plant and equipment	400,000
Capital lease obligation	(1,185)
Preliminary value of Carson Terminal Assets	$399,023

We have not provided disclosure of pro forma revenues and earnings as if the Carson Terminal Assets had been operating as part of our operations during all periods presented in these financial statements. BP managed and operated the Carson Terminal Assets as part of its refining operations and historical U.S. GAAP financial information specific to the Carson Terminal Assets is not available. As a result, preparing pro forma information was determined to be impracticable.

Northwest Products System Acquisition

On June 19, 2013, TLLP acquired the Northwest Products System consisting of a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington (the "Northwest Products Pipeline"), and a jet fuel pipeline to the Salt Lake City International Airport. It also includes the Boise and Pocatello, Idaho and Pasco, Washington refined products terminals. The Northwest Products System Acquisition is consistent with our business strategy to pursue accretive acquisitions of complementary assets and provides an opportunity to provide additional fee-based logistics services to Tesoro and third parties.

The purchase price for the Northwest Products System was $354.8 million. The amount paid at closing was reduced by an advance deposit of $40.0 million that was paid in December 2012 upon execution of the asset sale and purchase agreements. The Partnership financed the acquisition with proceeds from the public offering of common units on January 14, 2013 (the "January Offering").

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with the amended asset sale and purchase agreements, for a period of two years, Chevron retained financial and operational responsibility to remediate the site of the release of diesel fuel that occurred at the Northwest Products System near Willard, Utah on March 18, 2013 (the "Diesel Pipeline Release") in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident. See Note H for additional information regarding the environmental liabilities associated with the Northwest Products System Acquisition. Pursuant to the regulatory review process associated with the Northwest Products System Acquisition, we agreed to divest our current refined products terminal in Boise, Idaho within approximately six months of the closing date. We have classified the carrying value of the Boise terminal as assets held-for-sale in other current assets in our condensed consolidated balance sheet as of June 30, 2013.

Commercial Agreements. All third-party terminal agreements and any contracts between Chevron and other Chevron affiliates were assigned to TLLP for the Northwest Products System. The refined products pipeline and the jet fuel pipeline are common carrier pipelines regulated by the Federal Energy Regulatory Commission.

Financial Information. We accounted for the Northwest Products System Acquisition using the acquisition method of accounting, which requires, among other things, that assets acquired at their fair values and liabilities assumed be recognized on the balance sheet as of the acquisition date. Our condensed consolidated balance sheet as of June 30, 2013 reflects the purchase price allocations based on a preliminary assessment of the fair value of the assets acquired and liabilities assumed, pending the completion of an independent valuation, the review of environmental liabilities assumed, final determination of any post-closing adjustments, as defined in the purchase agreements, and other valuations. The table below presents the preliminary acquisition date purchase price allocation (in thousands):

Prepayments and other	$53
Property, plant and equipment	358,362
Goodwill	8,738
Other noncurrent assets	4,500
Other current liabilities	(12,196)
Noncurrent liabilities	(4,700)
Preliminary purchase price	$354,757

The Partnership recognized an estimated $16.6 million of environmental liabilities assumed in connection with the Northwest Products System, which are included in other current liabilities and noncurrent liabilities. Other current liabilities also include adjustments for accrued property tax liabilities that we assumed on the acquisition date.

The following unaudited pro forma condensed combined consolidated results of operations for the three and six months ended June 30, 2013 and 2012 are presented as if the Northwest Products System Acquisition had been completed on January 1, 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per unit amounts)
Revenues	$69,960	$49,240	$133,236	$89,518
Net income	20,486	18,145	42,010	28,502
Net income attributable to partners	20,486	16,004	42,010	29,873

Net income per limited partner unit:
Common - basic and diluted	$0.41	$0.44	$0.84	$0.78
Subordinated - basic and diluted	$0.39	$0.28	$0.83	$0.62

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The pro forma condensed consolidated results of operations reflect adjustments to the Partnerships condensed combined consolidated statements of operations to give effect to the following:

•	historical revenues and direct operating expenses for the Northwest Products System;

•	the indemnification of remediation efforts in response to the Diesel Pipeline Release; see Note H for additional discussion on the Diesel Pipeline Release;

•	depreciation expense based on the acquisition date fair value of the Northwest Products System; and

•	the impact of units issued in the January Offering to the weighted average units outstanding.

Carson Terminal Assets and Northwest Products System Post-Acquisition Financial Information

The operations of the Carson Terminal Assets and the Northwest Products System are reported in our Terminalling, Transportation and Storage segment. The following amounts associated with the Carson Terminal Assets Acquisition and the Northwest Products System Acquisition, subsequent to each respective acquisition date, are included in our condensed statements of combined consolidated operations of TLLP (in thousands):

Six Months Ended June 30, 2013
Carson Terminal Assets:
Total operating revenues	$7,180
Net income attributable to partners	2,783
Costs associated with the acquisition (a)	1,267
Northwest Products System:
Total operating revenues	1,715
Net income attributable to partners	449
Costs associated with the acquisition (a)	2,730
____________

(a)
Costs associated with the acquisitions, including costs to integrate the business, are included in the general and administrative expenses of TLLP in our condensed statements of combined consolidated operations.

2012 Acquisitions

We completed the Martinez Marine Terminal Acquisition, the Long Beach Assets Acquisition and the Anacortes Rail Facility Acquisition in 2012 from Tesoro and entered into commercial agreements in connection with these acquisitions under which Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products. See our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding these acquisitions and the commercial agreements with related parties in connection with these acquisitions.

NOTE C - RELATED-PARTY TRANSACTIONS

Affiliate Agreements

The Partnership has various long-term, fee-based commercial agreements with Tesoro under which we provide pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products and minimum fees for dedicated storage.

If, in any calendar month, Tesoro fails to meet its minimum volume commitments under these agreements, it will be required to pay us a shortfall payment equal to the revenue associated with the difference between the actual throughput and the minimum throughput commitment. These shortfall payments may be applied as a credit against any amounts due above their minimum volume commitments for up to three months after the shortfall occurs. The balance of deferred revenue-affiliate in our condensed consolidated balance sheets at June 30, 2013 and December 31, 2012 includes $0.4 million and $0.3 million, respectively, related to shortfall billings to Tesoro and the remaining amount represents advanced billings.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

We entered into or amended the following agreements with Tesoro in 2013:

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

Master Terminalling and Services Agreement - Southern California. The Partnership entered into a ten-year master terminalling services agreement for Southern California (the "MTSA-Southern California") with Tesoro at the closing of the Carson Terminal Assets Acquisition on June 1, 2013. Tesoro has the option to extend the term for up to two renewal terms of five years each. Pursuant to the MTSA-Southern California, Tesoro pays the Partnership fees for certain terminalling, storage and ancillary services at the Partnership's Colton, Hynes, Hathaway, San Diego and Vinvale terminals, which were acquired as part of the Carson Terminal Assets Acquisition.

Carson Storage Services Agreement. The Partnership entered into a ten-year storage services agreement (the "CSSA") with Tesoro with respect to the Carson crude terminal, which was acquired as part of the Carson Terminal Assets Acquisition on June 1, 2013. Tesoro has the option to extend the term for up to two renewal terms of five years each. Under the CSSA, Tesoro pays the Partnership fees for storage and handling services for crude oil, refinery feedstocks and refined products at the Carson crude terminal.

Second Amended and Restated Omnibus Agreement. The Partnership entered into an omnibus agreement with Tesoro at the closing of the Initial Offering. The agreement has been amended for each acquisition from Tesoro including the most recent June 1, 2013 amendment, which was entered into in connection with the Carson Terminal Assets Acquisition (the "Amended Omnibus Agreement"). In addition, the schedules to the Amended Omnibus Agreement were amended and restated (the "Amended Omnibus Schedules"), effective June 1, 2013. The Amended Omnibus Schedules include the Carson Terminal Assets, establish indemnification by Tesoro for certain matters including environmental, title and tax matters associated with the Carson Terminal Assets and increase the annual administrative fee payable by the Partnership to Tesoro under the Amended Omnibus Agreement from $2.5 million to $4.0 million.

Amended and Restated Operational Services Agreement. The Partnership entered into an operational services agreement with Tesoro at the closing of the Initial Offering, which has subsequently been amended for each acquisition from Tesoro (the "Amended Operational Services Agreement"). The schedules to the Amended Operational Services Agreement were most recently amended on June 1, 2013, in connection with the Carson Terminal Assets Acquisition, to include the Carson Terminal Assets, which increased the annual fee we pay to Tesoro for certain operational services by $1.6 million to $3.5 million.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Affiliate Transactions

Summary of Transactions. A summary of revenue and expense transactions with Tesoro, including expenses directly charged and allocated to our Predecessors, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$54,102	$32,458	$101,994	$58,811
Operating and maintenance expenses (a)	5,087	3,883	8,525	8,413
General and administrative expenses	3,800	3,071	6,626	5,829
____________

(a)
Operating and maintenance expenses include imbalance settlement gains of $2.6 million and $2.5 million for the three months ended June 30, 2013 and 2012, respectively, and $5.0 million for the six months ended June 30, 2013 and 2012.

In accordance with our partnership agreement, our common, subordinated and general partner interests are entitled to receive quarterly distributions of available cash. In February and May 2013, we paid quarterly cash distributions, of which $19.0 million was paid to Tesoro and TLGP, including incentive distribution rights ("IDRs"). On July 18, 2013, we declared a quarterly cash distribution of $0.51 per unit, which will be paid on August 14, 2013. The distribution will consist of $11.3 million to Tesoro and TLGP, including IDRs.

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

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to partners	$19,173	$13,085	$37,851	$24,641
General partner's distributions (including IDRs) (a)	(2,149)	(363)	(3,815)	(599)
Limited partners' distributions on common units	(16,179)	(6,343)	(31,014)	(12,178)
Limited partner's distributions on subordinated units	(7,780)	(6,254)	(15,255)	(12,013)
Distributions less than (greater than) earnings	$(6,935)	$125	$(12,233)	$(149)

General partner's earnings:
Distributions (including IDRs) (a)	$2,149	$363	$3,815	$599
Allocation of distributions less than (greater than) earnings	(139)	3	(245)	(3)
Total general partner's earnings	$2,010	$366	$3,570	$596

Limited partners' earnings on common units:
Distributions	$16,179	$6,343	$31,014	$12,178
Allocation of distributions less than (greater than) earnings	(4,543)	61	(7,930)	(73)
Total limited partners' earnings on common units	$11,636	$6,404	$23,084	$12,105

Limited partner's earnings on subordinated units:
Distributions	$7,780	$6,254	$15,255	$12,013
Allocation of distributions less than (greater than) earnings	(2,253)	61	(4,058)	(73)
Total limited partner's earnings on subordinated units	$5,527	$6,315	$11,197	$11,940

Weighted average limited partner units outstanding:
Common units - basic	30,752,989	15,464,686	29,812,337	15,359,788
Common unit equivalents	110,149	24,322	91,443	33,228
Common units - diluted	30,863,138	15,489,008	29,903,780	15,393,016

Subordinated units - basic and diluted	15,254,890	15,254,890	15,254,890	15,254,890

Net income per limited partner unit (b):
Common - basic and diluted	$0.38	$0.41	$0.77	$0.79
Subordinated - basic and diluted	$0.36	$0.41	$0.73	$0.78
____________

(a)
General partner's distributions (including IDRs) consist of an approximate 2% general partner interest and IDRs, which entitle the general partner to receive increasing percentages, up to 50%, of quarterly distributions in excess of $0.388125 per unit per quarter. See the Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion related to IDRs.

(b)
We base our calculation of net income per unit, including the allocation of distributions greater than earnings, on the weighted-average number of common and subordinated limited partner units outstanding during the period. Therefore, as a result of the January Offering and common units issued to Tesoro in the Carson Terminal Assets Acquisition, net income per common and subordinated limited partner units will not agree.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in thousands):

	June 30, 2013	December 31, 2012
Crude Oil Gathering	$139,463	$116,744
Terminalling, Transportation and Storage	1,016,203	254,381
Gross Property, Plant and Equipment	1,155,666	371,125
Accumulated depreciation	(102,493)	(96,753)
Net Property, Plant and Equipment	$1,053,173	$274,372

See Note B for more information regarding the property, plant and equipment balances acquired in the Carson Terminal Assets Acquisition and the Northwest Products System Acquisition.

NOTE F - MAJOR CUSTOMER AND CONCENTRATIONS OF CREDIT RISK

Tesoro accounted for 90% and 91% of our total revenues for the three and six months ended June 30, 2013, respectively, and 88% and 90% of our total revenues for the three and six months ended June 30, 2012, respectively. The revenues for each period are not comparable as no revenue was recorded by the Predecessors for transactions with Tesoro in the Terminalling, Transportation and Storage segment that were associated with the Acquisitions from Tesoro.

NOTE G - DEBT

Our total debt at June 30, 2013 and December 31, 2012 was comprised of the following (in thousands):

Debt, including current maturities:	June 30, 2013	December 31, 2012
Revolving Credit Facility	$544,000	$—
5.875% TLLP Senior Notes due 2020	350,000	350,000
Capital lease obligations	8,870	4,032
Total Debt	902,870	354,032
Current maturities	(314)	(110)
Debt, less current maturities	$902,556	$353,922

Revolving Credit Facility. We amended our Revolving Credit Facility on both January 4, 2013 (the "January Amendment") and May 22, 2013. As of June 30, 2013, our Revolving Credit Facility provided for total loan availability of $575.0 million, and we are allowed to request that the loan availability be increased up to an aggregate of $650.0 million, subject to receiving increased commitments from the lenders. As a result of the January Amendment, our Eurodollar margin and base rate margin decreased between 0.5% to 1.0%, depending on our leverage ratio, and includes a provision that allows a temporary increase in certain of our financial covenants in the event of a material acquisition. The Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings are available under the Revolving Credit Facility up to the total loan availability of the facility.

We borrowed $544.0 million at the initial rate of 2.19%, per annum on May 30, 2013, to fund our acquisition of the Carson Terminal Assets. We had $544.0 million of borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused loan availability of $30.7 million, or 5%, of the borrowing capacity as of June 30, 2013. The Revolving Credit Facility is scheduled to mature on December 31, 2017. See Note B for further information related to borrowings on our Revolving Credit Facility in connection with the Carson Terminal Assets Acquisition.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Revolving Credit Facility, at June 30, 2013, was subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
TLLP Revolving Credit Facility (a)	0.19%	2.00%	3.25%	1.00%	0.375%
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

Senior Notes due 2021. Effective August 1, 2013, the Partnership completed a private offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2021 (the "Senior Notes due 2021").  The proceeds of this offering were used to repay the amounts outstanding under our Revolving Credit Facility, which amounts were used to fund a portion of the Carson Terminal Assets Acquisition, and to pay a portion of the fees and expenses related to the offering of the Senior Notes due 2021. The Senior Notes due 2021 have no sinking fund requirements.  We may redeem some or all of the Senior Notes due 2021, prior to October 15, 2016, at a make-whole price plus accrued and unpaid interest and Special Interest, if any. On or after October 15, 2016, the Senior Notes due 2021 may be redeemed at premiums equal to 104.594% through October 15, 2017; 103.063% from October 15, 2017 through October 15, 2018; 101.531% from October 15, 2018 through October 15, 2019; and at par thereafter, plus accrued and unpaid interest in all circumstances. We will have the right to redeem up to 35% of the aggregate principal amount at 106.125% percent of face value with proceeds from certain equity issuances through October 15, 2016. The Senior Notes due 2021 are subject to a registration rights agreement under which we have agreed to exchange the notes for registered publicly-traded notes having substantially identical terms as the Senior Notes due 2021. The Senior Notes due 2021 also contain customary terms, events of default and covenants for an issuance of non-investment debt grade securities. The Senior Notes due 2021 are unsecured and guaranteed by all of our domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer of the Senior Notes due 2021, and are non-recourse to Tesoro, except for TLGP.

NOTE H - COMMITMENTS AND CONTINGENCIES

Commitments

As part of the Northwest Products System Acquisition, we were assigned a grant of easement for right-of-way with the Bureau of Indian Affairs, U.S. Department of Interior, that provides us a right-of-way for transmission of petroleum products over the lands of the Fort Hall Indian Reservation. The easement is valid for, and will be amortized over, a 20-year period beginning November 14, 2013, and terminating on November 13, 2033. The total cost for this grant of easement for right-of-way is $8.5 million, of which $4.5 million had been paid by Chevron prior to closing the Northwest Products System Acquisition and is recorded in other noncurrent assets in our condensed consolidated balance sheet as of June 30, 2013. The remaining future commitment of $4.0 million assumed by TLLP is payable annually in $1.0 million installments due each November through 2016.

Indemnification

Under the Amended Omnibus Agreement and the Carson Contribution, Conveyance and Assumption Agreement (the "Contribution Agreement"), Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro. Under the Amended Omnibus Agreement, with respect to assets that we acquired from Tesoro, excluding the Carson Terminal Assets, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of closing. Tesoro retained responsibility for remediation of known environmental liabilities due to the use or operation of the Carson Terminal Assets prior to the acquisition, and has indemnified the Partnership for any losses incurred by the Partnership arising out of those remediation obligations. The indemnification for unknown Pre-Closing remediation liabilities is limited to five years. Indemnification of the Carson Terminal Assets environmental liabilities is not subject to a deductible.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the Amended Omnibus Agreement, the aggregate annual deductible for each type of liability (unknown environmental liabilities or title matters) is $0.6 million, as of June 30, 2013, before we are entitled to indemnification in any calendar year in consideration of the initial assets and all subsequent acquisitions from Tesoro, with the exception of the Carson Terminal Assets Acquisition. In addition, with respect to the assets that we acquired from Tesoro, we have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Initial Offering, and the subsequent acquisitions, and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities. See Note C for additional information regarding the Amended Omnibus Agreement.

Contingencies

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but TLLP will accrue liabilities for certain of these matters if the amount is probable and can be reasonably estimated. Contingencies arising after the closing of the Initial Offering from conditions existing before the Initial Offering, and the subsequent acquisitions from Tesoro that have been identified after the closing of each transaction, will be recorded in accordance with the indemnification terms set forth in the Amended Omnibus Agreement. Any contingencies arising from events after the Initial Offering, and the subsequent acquisitions from Tesoro, will be the responsibility of TLLP.

Environmental Obligations

The Partnership is subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites.

On March 18, 2013, Chevron detected and responded to the Diesel Pipeline Release on the Northwest Products System. As a result of this release, a Corrective Action Order ("the CAO") was issued on March 22, 2013 by the Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation. In addition, on April 11, 2013, the Department of Environmental Quality, Division of Water Quality, of the State of Utah issued a Notice of Violation and Compliance Order. In accordance with the sale and purchase agreements, as amended, for a period of two years, Chevron has retained financial and operational responsibility to remediate the site of the Diesel Pipeline Release, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident. The Partnership assumed responsibility for performing additional testing and associated pipeline repairs on the pipeline pursuant to the CAO upon closing the Northwest Products System Acquisition.

The Partnership recognized an estimated $16.6 million of environmental liabilities assumed in connection with the Northwest Products System, of which $11.9 million is related to the CAO and is included in other current liabilities in our condensed consolidated balance sheet as of June 30, 2013. Also included in the total environmental liabilities assumed in connection with the Northwest Products System Acquisition are $3.9 million in costs unrelated to the Diesel Pipeline Release as of June 30, 2013, which are included in other noncurrent liabilities in our condensed consolidated balance sheet. Our environmental liabilities are based primarily on estimates using third-party assessments and available information to date. It is possible these estimates will change as additional information becomes available.

Other than described above, we did not have any other outstanding lawsuits, administrative proceedings or governmental investigations as of June 30, 2013.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE I - EQUITY

We had 28,992,876 common public units outstanding as of June 30, 2013. Additionally, Tesoro owned 2,729,476 of our common units, 15,254,890 of our subordinated units and 958,587 of our general partner units (the 2% general partner interest) as of June 30, 2013, which together constitutes a 40% ownership interest in us.

The table below summarizes changes in the number of units outstanding from December 31, 2012 through June 30, 2013 (in units):

	Common	Subordinated	General Partner	Total
Balance at December 31, 2012	20,495,254	15,254,890	729,596	36,479,740
Equity offering (a)	9,775,000	—	199,490	9,974,490
Unit-based compensation awards (b)	6,537	—	—	6,537
Units issued for the Carson Terminal Assets Acquisition	1,445,561	—	29,501	1,475,062
Balance at June 30, 2013	31,722,352	15,254,890	958,587	47,935,829
_____________
(a) As a result of the January Offering, we closed a registered public offering of 9,775,000 common units representing limited partner interests, at a public offering price of $41.70 per unit and received net proceeds of $391.6 million. In addition, TLGP contributed $8.3 million in exchange for 199,490 general partner units to maintain a 2% general partnership interest.
(b) Unit-based compensation awards are presented net of 1,306 units withheld for taxes.

The summarized changes in the carrying amount of our equity are as follows (in thousands):

	Partnership
	Common	Subordinated	General Partner	Total
Balance at December 31, 2012	$153,037	$(144,162)	$(26,998)	$(18,123)
Allocation of net assets acquired by the unitholders	391,043	—	7,980	399,023
Equity offering, net of issuance costs	397,169	(5,268)	7,998	399,899
Quarterly distributions	(29,155)	(14,683)	(3,066)	(46,904)
Distributions to unitholders and general partner related to acquisitions	(533,120)	—	(10,880)	(544,000)
Net income attributable to partners	22,732	11,605	3,514	37,851
Other	3,986	195	148	4,329
Balance at June 30, 2013	$405,692	$(152,313)	$(21,304)	$232,075

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

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to partners	$19,173	$13,085	$37,851	$24,641
General partner's IDRs	(1,627)	(103)	(2,813)	(103)
Net income available to partners	$17,546	$12,982	$35,038	$24,538
General partner's ownership interest	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income	$351	$261	$701	$491
General partner's IDRs	1,627	103	2,813	103
Total general partner's interest in net income	$1,978	$364	$3,514	$594

Cash distributions. Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive.

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Unit	Total Cash Distribution including general partner IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2012	$0.4725	$22,911	February 14, 2013	February 4, 2013
March 31, 2013	0.49	23,976	May 14, 2013	May 3, 2013
June 30, 2013 (c)	0.51	26,108	August 14, 2013	August 2, 2013
_____________
(c) This distribution was declared on July 18, 2013 and will be paid on the date of distribution.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three and six months ended June 30, 2013 and 2012 (in thousands). Our distributions are declared subsequent to quarter end; therefore, the table represents total cash distributions applicable to the period in which the distributions are earned.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
General partner's distributions:
General partner's distributions	$522	$260	$1,002	$496
General partner's IDRs	1,627	103	2,813	103
Total general partner's distributions	2,149	363	3,815	599

Limited partners' distributions:
Common	16,179	6,343	31,014	12,178
Subordinated	7,780	6,254	15,255	12,013
Total limited partners' distributions	23,959	12,597	46,269	24,191
Total Cash Distributions	$26,108	$12,960	$50,084	$24,790

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE J - EQUITY-BASED COMPENSATION

Unit-based compensation expense related to the Partnership that was included in our condensed statements of combined consolidated operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Performance phantom units	$440	$273	$841	$622
Service phantom units	52	61	93	90
Total Unit-Based Compensation Expense	$492	$334	$934	$712

Performance Phantom Unit Awards. We granted 66,000 performance phantom unit awards at a grant date fair value of $42.70 in February 2013. The estimated fair value of these awards is amortized over a three-year vesting period using the straight-line method. Total unrecognized compensation cost related to our nonvested performance phantom units totaled $3.2 million as of June 30, 2013, which is expected to be recognized over a weighted-average period of 27 months.

Service Phantom Unit Awards. We granted approximately 3,500 service phantom unit awards at a grant date fair value of $48.70 in February 2013. The estimated fair value of these awards is amortized over a one-year vesting period using the straight-line method. Total unrecognized compensation cost related to our nonvested service phantom units totaled $0.1 million as of June 30, 2013, which is expected to be recognized over a weighted-average period of 8 months.

NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash activities include interest paid, net of capitalized interest, of $12.0 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively. Supplemental disclosure of non-cash activities is as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Assets received for deposit paid in prior period	$40,000	$—
Capital expenditures included in accounts payable	11,157	21,086
Capital lease obligations	5,026	—
Receivable from affiliate for capital expenditures	1,120	—
Working capital requirements retained by Sponsor	—	4,196

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE L - SEGMENT DISCLOSURES

Our revenues are derived from two operating segments: Crude Oil Gathering and Terminalling, Transportation and Storage. The recently acquired operations of the Carson Terminal Assets and the Northwest Products System are reported in our Terminalling, Transportation and Storage segment. Our Crude Oil Gathering segment consists of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana. Our Terminalling, Transportation and Storage segment consists of the Northwest Products Pipeline, a jet fuel pipeline to the Salt Lake City International Airport, 16 refined products and storage terminals in the Western and Midwestern U.S., 2 storage facilities in Southern California and Salt Lake City, Utah, 2 marine terminals in California, a rail-car unloading facility in Washington, and other pipelines which transport products and crude oil from Tesoro's refineries in Salt Lake City and Los Angeles to nearby facilities, including the Northwest Product Pipeline.

Our revenues are generated from existing third-party contracts and from commercial agreements we have entered into with Tesoro under which Tesoro pays us fees for gathering crude oil and distributing, transporting and storing crude oil and refined products. The commercial agreements with Tesoro are described in Note C. We do not have any foreign operations.

Our operating segments are strategic business units that offer different services in different geographical locations. We evaluate the performance of each segment based on its respective operating income. Certain general and administrative expenses and interest and financing costs are excluded from segment operating income as they are not directly attributable to a specific operating segment. Identifiable assets are those used by the segment, whereas other assets are principally cash, deposits and other assets that are not associated with a specific operating segment.

Capital expenditures by operating segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Capital Expenditures
Crude Oil Gathering	$14,924	$6,328	$18,869	$8,949
Terminalling, Transportation and Storage	7,319	30,251	13,610	40,612
Total Capital Expenditures	$22,243	$36,579	$32,479	$49,561

Identifiable assets by operating segment were as follows (in thousands):

Identifiable Assets	June 30, 2013	December 31, 2012
Crude Oil Gathering	$106,221	$87,194
Terminalling, Transportation and Storage	990,743	205,246
Other	90,926	70,738
Total Identifiable Assets	$1,187,890	$363,178

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Crude Oil Gathering:
Affiliate	$20,529	$15,959	$41,906	$29,938
Third-party	416	114	730	237
Total Crude Oil Gathering	20,945	16,073	42,636	30,175
Terminalling, Transportation and Storage:
Affiliate (a)	33,573	16,499	60,088	28,873
Third-party	5,357	4,313	8,773	6,100
Total Terminalling, Transportation and Storage	38,930	20,812	68,861	34,973
Total Segment Revenues	$59,875	$36,885	$111,497	$65,148

OPERATING AND MAINTENANCE EXPENSES
Crude Oil Gathering	$12,995	$10,055	$25,355	$18,178
Terminalling, Transportation and Storage	11,240	6,511	18,369	13,964
Total Segment Operating and Maintenance Expenses	$24,235	$16,566	$43,724	$32,142

IMBALANCE SETTLEMENT GAINS
Crude Oil Gathering	$(1,528)	$(1,217)	$(2,924)	$(2,496)
Terminalling, Transportation and Storage	(1,048)	(1,340)	(2,076)	(2,551)
Total Segment Imbalance Settlement Gains	$(2,576)	$(2,557)	$(5,000)	$(5,047)

DEPRECIATION AND AMORTIZATION EXPENSES
Crude Oil Gathering	$1,029	$783	$2,035	$1,566
Terminalling, Transportation and Storage	5,309	2,096	8,384	4,124
Total Segment Depreciation and Amortization Expenses	$6,338	$2,879	$10,419	$5,690

GENERAL AND ADMINISTRATIVE EXPENSES
Crude Oil Gathering	$761	$607	$1,455	$1,318
Terminalling, Transportation and Storage	1,739	660	2,781	1,365
Total Segment General and Administrative Expenses	$2,500	$1,267	$4,236	$2,683

LOSS ON ASSET DISPOSALS
Crude Oil Gathering	$—	$—	$—	$—
Terminalling, Transportation and Storage	—	—	164	236
Total Segment Loss on Asset Disposals	$—	$—	$164	$236

OPERATING INCOME
Crude Oil Gathering	$7,688	$5,845	$16,715	$11,609
Terminalling, Transportation and Storage	21,690	12,885	41,239	17,835
Total Segment Operating Income	29,378	18,730	57,954	29,444
Unallocated general and administrative expenses	(4,104)	(2,465)	(8,421)	(4,624)
Interest and financing costs, net	(6,571)	(1,039)	(12,175)	(1,550)
Interest income	470	—	493	—
NET INCOME	$19,173	$15,226	$37,851	$23,270
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
In 2013 we entered into a transaction with Tesoro and our general partner, Tesoro Logistics GP, LLC ("TLGP"), pursuant to which TLLP acquired from Tesoro six marketing and storage terminals located in Southern California and certain assets and properties related thereto (the "Carson Terminal Assets") effective June 1, 2013 (the "Carson Terminal Assets Acquisition"). In addition, on June 19, 2013, we acquired Chevron Pipe Line Company's and Northwest Terminalling Company's (collectively, "Chevron") northwest products system assets (the "Northwest Products System") (the "Northwest Products System Acquisition").

In 2012, we entered into the following transactions with Tesoro and TLGP, pursuant to which we acquired from Tesoro: the Martinez crude oil marine terminal assets (collectively, the "Martinez Crude Oil Marine Terminal"), effective April 1, 2012 (the "Martinez Marine Terminal Acquisition"); the Long Beach marine terminal and related short-haul pipelines, including the Los Angeles short-haul pipelines (collectively, the "Long Beach Assets"), effective September 14, 2012 (the "Long Beach Assets Acquisition"); and the Anacortes rail car unloading facility assets (collectively, the "Anacortes Rail Facility"), effective November 15, 2012 (the "Anacortes Rail Facility Acquisition"). These transactions and the Carson Terminal Assets Acquisition (collectively referred to as "Acquisitions from Tesoro") were transfers between entities under common control. Accordingly, the financial information of TLLP contained herein has been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Tesoro for the three and six months ended June 30, 2012 with the exception of the Carson Terminal Assets since they were not operated by Tesoro prior to their acquisition by TLLP.

We refer to the historical results of the Martinez Crude Oil Marine Terminal, the Long Beach Assets and the Anacortes Rail Facility, prior to each acquisition date, collectively as our "Predecessors." The results of the Acquisitions from Tesoro and the Northwest Products System Acquisition are included in the Terminalling, Transportation and Storage segment. Our financial results may not be comparable as our Predecessors recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "Factors Affecting the Comparability of Our Financial Results" in our Annual Report on Form 10-K for the year ended December 31, 2012.

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Important Information Regarding Forward-Looking Statements" on page 39 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

OVERVIEW AND BUSINESS STRATEGY

We are a fee-based, growth-oriented Delaware limited partnership formed by Tesoro to own, operate, develop and acquire logistics assets. Our logistics assets are integral to the success of Tesoro's refining and marketing operations and are used to gather crude oil and to distribute, transport and store crude oil and refined products. Our assets are categorized into a Crude Oil Gathering segment and a Terminalling, Transportation and Storage segment. Our Crude Oil Gathering segment consists of a crude oil gathering system (the "High Plains System") in the Bakken Shale/Williston Basin area of North Dakota and Montana (the "Bakken Region"). Our Terminalling, Transportation and Storage segment consists of a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington (the "Northwest Products Pipeline"), a jet fuel pipeline to the Salt Lake City International Airport, 16 refined products and storage terminals in the Western and Midwestern U.S., 2 storage facilities in Southern California and Salt Lake City, Utah, 2 marine terminals in California, a rail-car unloading facility in Washington and other pipelines which transport products and crude oil from Tesoro's refineries in Salt Lake City and Los Angeles to nearby facilities, including the Northwest Products Pipeline.

As part of our strategy to make capital investments to expand our existing asset base, we purchased the Carson Terminal Assets, effective June 1, 2013, in exchange for total consideration of $640.0 million, comprised of $544.0 million in cash financed with borrowings under our amended revolving credit facility (the "Revolving Credit Facility") and the remaining $96.0 million in partnership units. The equity was comprised of 1,445,561 common units and 29,501 general partner units. The assets included in the Carson Terminal Assets Acquisition include six marketing and storage terminals located in Southern California and certain assets and properties related thereto with historical throughputs of 145,000 barrels per day ("bpd") in 2012 and approximately 6.4 million barrels of total storage capacity, including 4.5 million barrels dedicated to commercial storage capacity.

On June 19, 2013, TLLP acquired the Northwest Products System consisting of a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington, and a jet fuel pipeline to the Salt Lake City International Airport. It also includes the Boise and Pocatello, Idaho and Pasco, Washington refined products terminals. The purchase price for the Northwest Products System was $354.8 million. The amount paid at closing was reduced by an advance deposit of $40.0 million, that was paid at the time the asset purchase and sale agreements were executed. The Partnership financed the acquisition with proceeds from its registered public offering of common units in January 2013 (the "January Offering"). In accordance with the amended asset sale and purchase agreements, Chevron retained financial and operational responsibility to remediate the site of the release of diesel fuel that occurred at the Northwest Products System near Willard, Utah on March 18, 2013 (the "Diesel Pipeline Release") for a period of two years, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident.

Our financial information includes the historical results of our Predecessors (for the three and six months ended June 30, 2012) and the results of TLLP (for all periods presented). The financial statements of our Predecessors have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. Most notably, this applies to the revenue associated with the terms of the commercial agreements as our Predecessors did not record revenues for transactions with Tesoro in the Terminalling, Transportation and Storage segment for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition.

We generate revenue by charging fees for gathering, transporting and storing crude oil and for terminalling, transporting and storing crude oil and refined products. Since we do not own any of the crude oil or refined products that we handle nor engage in the trading of crude oil or refined products, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customers' operations. For the three and six months ended June 30, 2013, 90% and 91% of our total revenues, respectively, were derived from Tesoro under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

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

Since the closing of the initial public offering (the "Initial Offering") in April 2011, we have been implementing our strategy discussed above, which has allowed us to grow our distributable cash flow and increase our distributions 24% over the last year. Relative to these goals, in 2013, we have:

•
completed the Carson Terminal Assets Acquisition, effective June 1, 2013, which delivered an average of approximately 145,000 bpd through the terminals in 2012 and has added approximately 6.4 million barrels of total storage capacity;

•
completed the Northwest Products System Acquisition, effective June 19, 2013, which delivered an average of approximately 55,000 bpd through the terminals in 2012 and is expected to add transportation throughput capacity of approximately 85,000 bpd and total storage capacity of 1.3 million barrels;

•	increased our terminal volumes by expanding capacity at our Vancouver and Stockton terminals; and

•
reversed a segment of our High Plains pipeline to allow for the optimization of the pipeline's capacity to meet shipper demand to transport crude oil from areas of increasing production to new outlets.

In the future, we intend to continue to implement this strategy and have announced plans to:

•
expand our assets on the High Plains System in support of growing third-party demand for transportation services and Tesoro's increased demand for Bakken crude oil in the mid-continent and west coast refining systems, including:

◦	expanding our proprietary truck fleet, which should generate cost and operating efficiencies;

◦	increasing tank capacity to provide new storage services to shippers;

◦	adding other origin and destination points on the High Plains System to increase volumes; and

◦	expanding capacity on the recently reversed segment of our High Plains pipeline.

•	increase our terminalling volumes by expanding capacity and growing our third-party services at certain of our terminals;

•	optimize Tesoro volumes and grow third-party volumes at our recently acquired Carson Terminal Assets;

•	complete the construction of a waxy crude oil unloading facility in Salt Lake City; and

•
complete additional acquisitions of assets included in the integrated logistics system Tesoro acquired from BP on June 1, 2013. The remaining integrated logistics system assets include 2 marine terminals and over 100 miles of pipelines, and Tesoro has indicated that it intends to offer us these assets in multiple transactions during the first twelve months following their acquisition on June 1, 2013. Although Tesoro has indicated it will offer us these assets, it is not obligated to do so, and we are not obligated to purchase the assets.

Agreements with Tesoro

The Partnership has various long-term, fee-based commercial agreements with Tesoro under which we provide pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products and minimum fees for dedicated storage.

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

We entered into or amended the following agreements with Tesoro in 2013:

Amended and Restated Master Terminalling Services Agreement. The Partnership entered into a master terminalling services agreement with Tesoro at the closing of the Initial Offering in April 2011. The agreement was amended and restated on February 22, 2013, to allow for changes to ancillary services and related costs and fees to be made by purchase orders executed among the parties.

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

Master Terminalling and Services Agreement - Southern California. The Partnership entered into a ten-year master terminalling services agreement for Southern California (the "MTSA-Southern California") with Tesoro at the closing of the Carson Terminal Assets Acquisition on June 1, 2013. Tesoro has the option to extend the term for up to two renewal terms of five years each. Pursuant to the MTSA-Southern California, Tesoro pays the Partnership fees for certain terminalling, storage and ancillary services at the Partnership's Colton, Hynes, Hathaway, San Diego and Vinvale terminals, which were acquired as part of the Carson Terminal Assets Acquisition.

Carson Storage Services Agreement. The Partnership entered into a ten-year storage services agreement (the "CSSA") with Tesoro with respect to the Carson crude terminal, which was acquired as part of the Carson Terminal Assets Acquisition on June 1, 2013. Tesoro has the option to extend the term for up to two renewal terms of five years each. Under the CSSA, Tesoro pays the Partnership fees for storage and handling services for crude oil, refinery feedstocks and refined products at the Carson crude terminal.

Second Amended and Restated Omnibus Agreement. The Partnership entered into an omnibus agreement with Tesoro at the closing of the Initial Offering. The agreement has been amended for each acquisition from Tesoro including the most recent June 1, 2013 amendment, which was entered into in connection with the Carson Terminal Assets Acquisition (the "Amended Omnibus Agreement"). In addition, the schedules to the Amended Omnibus Agreement were amended and restated (the "Amended Omnibus Schedules"), effective June 1, 2013. The Amended Omnibus Schedules include the Carson Terminal Assets, establish indemnification by Tesoro for certain matters including environmental, title and tax matters associated with the Carson Terminal Assets and increase the annual administrative fee payable by the Partnership to Tesoro under the Amended Omnibus Agreement from $2.5 million to $4.0 million.

Amended and Restated Operational Services Agreement. The Partnership entered into an operational services agreement with Tesoro at the closing of the Initial Offering, which has subsequently been amended for each acquisition from Tesoro (the "Amended Operational Services Agreement"). The schedules to the Amended Operational Services Agreement were most recently amended on June 1, 2013, in connection with the Carson Terminal Assets Acquisition, to include the Carson Terminal Assets, which increased the annual fee we pay to Tesoro for certain operational services by $1.6 million to $3.5 million.

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

We define EBITDA as net income before depreciation and amortization expenses, net interest and financing costs and interest income. We define distributable cash flow as EBITDA less maintenance capital expenditures and net interest and financing costs, plus reimbursement by Tesoro for certain maintenance capital expenditures and other reimbursements by Tesoro, non-cash unit-based compensation expense, loss on asset disposals, the change in deferred revenue and interest income. EBITDA and distributable cash flow are not measures prescribed by U.S. GAAP but are supplemental financial measures that are used by management and may be used by external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

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

RESULTS OF OPERATIONS

A discussion and analysis of the factors contributing to our results of operations presented below includes the combined financial results of our Predecessors for the three and six months ended June 30, 2012 and the consolidated financial results of TLLP for all periods presented. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Combined Overview

The following table and discussion is a summary of our results of operations for the three and six months ended June 30, 2013 and 2012, including a reconciliation of EBITDA to net income and net cash from operating activities and distributable cash flow to net income (in thousands, except unit and per unit amounts). Our financial results may not be comparable as our Predecessors recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "Factors Affecting the Comparability of Our Financial Results" in our Annual Report on Form 10-K for the year ended December 31, 2012 for further information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES		(including Predecessors)		(including Predecessors)
Crude Oil Gathering	$20,945	$16,073	$42,636	$30,175
Terminalling, Transportation and Storage (a)	38,930	20,812	68,861	34,973
Total Revenues	59,875	36,885	111,497	65,148
COSTS AND EXPENSES
Operating and maintenance expenses (b)	21,659	14,009	38,724	27,095
Depreciation and amortization expenses	6,338	2,879	10,419	5,690
General and administrative expenses	6,604	3,732	12,657	7,307
Loss on asset disposals	—	—	164	236
Total Costs and Expenses	34,601	20,620	61,964	40,328
OPERATING INCOME	25,274	16,265	49,533	24,820
Interest and financing costs, net	(6,571)	(1,039)	(12,175)	(1,550)
Interest income	470	—	493	—
NET INCOME	19,173	15,226	37,851	23,270
Loss (income) attributable to Predecessors	—	(2,141)	—	1,371
Net income attributable to partners	19,173	13,085	37,851	24,641
General partner's interest in net income, including incentive distribution rights	(1,978)	(364)	(3,514)	(594)
Limited partners' interest in net income	$17,195	$12,721	$34,337	$24,047

Net income per limited partner unit:
Common - basic and diluted	$0.38	$0.41	$0.77	$0.79
Subordinated - basic and diluted	$0.36	$0.41	$0.73	$0.78

Weighted average limited partner units outstanding:
Common units - basic	30,752,989	15,464,686	29,812,337	15,359,788
Common units - diluted	30,863,138	15,489,008	29,903,780	15,393,016
Subordinated units - basic and diluted	15,254,890	15,254,890	15,254,890	15,254,890

EBITDA (c)	$31,612	$19,144	$59,952	$30,510
Distributable Cash Flow (c)	$24,903	$17,548	$47,925	$27,953

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation of EBITDA and Distributable Cash Flow to Net Income:		(including Predecessors)		(including Predecessors)
Net income	$19,173	$15,226	$37,851	$23,270
Depreciation and amortization expenses	6,338	2,879	10,419	5,690
Interest and financing costs, net	6,571	1,039	12,175	1,550
Interest income	(470)	—	(493)	—
EBITDA (c)	$31,612	$19,144	$59,952	$30,510
Maintenance capital expenditures (d)	(4,246)	(1,690)	(6,142)	(2,754)
Interest and financing costs, net	(6,571)	(1,039)	(12,175)	(1,550)
Reimbursement for maintenance capital expenditures (d)	2,404	532	3,587	532
Non-cash unit-based compensation expense	488	334	918	712
Loss on asset disposals	—	—	164	236
Change in deferred revenue related to shortfall payments	585	267	484	267
Change in other deferred revenue	161	—	644	—
Interest income	470	—	493	—
Distributable Cash Flow (c) (e)	$24,903	$17,548	$47,925	$27,953

Reconciliation of EBITDA to Net Cash from Operating Activities:
Net cash from operating activities	$15,541	$17,280	$45,246	$31,861
Changes in assets and liabilities	10,868	1,384	4,944	(1,569)
Amortization of debt issuance costs	(406)	(225)	(822)	(384)
Unit-based compensation expense	(492)	(334)	(934)	(712)
Loss on asset disposals	—	—	(164)	(236)
Interest income	(470)	—	(493)	—
Interest and financing costs, net	6,571	1,039	12,175	1,550
EBITDA (c)	$31,612	$19,144	$59,952	$30,510
____________

(a)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling, Transportation and Storage segment for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition.

(b)
Operating and maintenance expenses include imbalance settlement gains of $2.6 million and $2.5 million in the three months ended June 30, 2013 and 2012, respectively, and $5.0 million in the six months ended June 30, 2013 and 2012.

(c)	For a definition of EBITDA and distributable cash flow, see "Non-GAAP Financial Measures."

(d)	Maintenance capital expenditures include expenditures required to maintain equipment, ensure the reliability, integrity and safety of our tankage and pipelines and address environmental regulations.
(e) Certain prior year balances in the calculation of distributable cash flow have been aggregated or disaggregated in order to conform to the current year presentation.

Summary

Our net income for the three months ended June 30, 2013 ("2013 Quarter") increased $4.0 million, or 26%, to $19.2 million from $15.2 million for the three months ended June 30, 2012 ("2012 Quarter"). The increase in net income was primarily due to an increase in revenue of $23.0 million, or 62%, to $59.9 million principally attributable to $20.0 million higher revenue under the new commercial agreements entered into in conjunction with the Acquisitions from Tesoro and an increase in throughput volumes in the Crude Oil Gathering segment. The increase in revenue was partially offset by:

•
an increase in operating and maintenance expenses of $7.7 million, or 55%, mainly related to higher contract trucking expenses and increased labor and operating costs associated with operations at the Carson Terminal Assets and Anacortes Rail Facility;

•
an increase in general and administrative expenses of $2.9 million, or 77%, primarily related to $1.8 million of costs related to the Northwest Products System Acquisition and the Carson Terminal Assets Acquisition, including costs to integrate the businesses; and

•
an increase in net interest and financing costs of $5.5 million related to the 5.875% Senior Notes issued in September 2012 ("Senior Notes due 2020") and borrowings on the Revolving Credit Facility to fund the Carson Terminal Assets Acquisition.

Our net income for the six months ended June 30, 2013 ("2013 Period") increased $14.6 million, or 63%, to $37.9 million from $23.3 million for the six months ended June 30, 2012 ("2012 Period"). The increase in net income was primarily due to an increase in revenue of $46.3 million, or 71%, to $111.5 million principally attributable to $36.4 million in higher revenue under the new commercial agreements entered into in conjunction with the Acquisitions from Tesoro and an increase in throughput volumes in the Crude Oil Gathering segment. The increase in revenue was partially offset by:

•
an increase in operating and maintenance expenses of $11.6 million, or 43%, mainly related to higher contract trucking expenses and increased costs associated with operations at the Carson Terminal Assets and Anacortes Rail Facility;

•
an increase in general and administrative expenses of $5.4 million, or 73%, primarily related to $4.0 million of costs related to the Northwest Products System Acquisition and the Carson Terminal Assets Acquisition, including costs to integrate the businesses; and

•	an increase in net interest and financing costs of $10.6 million related to the Senior Notes due 2020 and borrowings on the Revolving Credit Facility to fund the Carson Terminal Assets Acquisition.

Crude Oil Gathering Segment

The following table and discussion is an explanation of our results of operations of the Crude Oil Gathering segment for the three and six months ended June 30, 2013 and 2012 (in thousands, except barrel and per barrel amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Pipeline revenues	$9,048	$7,217	$18,489	$14,629
Trucking revenues	11,897	8,856	24,147	15,546
Total Revenues	20,945	16,073	42,636	30,175
COSTS AND EXPENSES
Operating and maintenance expenses (a)	11,467	8,838	22,431	15,682
Depreciation and amortization expenses	1,029	783	2,035	1,566
General and administrative expenses	761	607	1,455	1,318
Total Costs and Expenses	13,257	10,228	25,921	18,566
CRUDE OIL GATHERING SEGMENT OPERATING INCOME	$7,688	$5,845	$16,715	$11,609
VOLUMES (bpd)
Pipeline throughput (b)	80,543	59,960	81,445	59,852
Average pipeline revenue per barrel (c)	$1.23	$1.32	$1.25	$1.34
Trucking volume	42,084	35,336	43,497	30,350
Average trucking revenue per barrel (c)	$3.11	$2.75	$3.07	$2.81
_____________

(a)
Operating and maintenance expenses include imbalance settlement gains of $1.5 million and $1.2 million for the three months ended June 30, 2013 and 2012, respectively, and $2.9 million and $2.5 million in the six months ended June 30, 2013 and 2012, respectively.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Volumes. Average pipeline throughput volumes increased 20,583 bpd, or 34%, in the 2013 Quarter primarily as a result of demand driven by the expansion at Tesoro's North Dakota refinery in the third quarter of 2012 and shipments to new destinations, including Inergy's Crude Oil Loading Terminal ("COLT") connection. Trucking throughput volumes increased 6,748 bpd, or 19%, as a result of higher demand in support of Tesoro's strategy to move Bakken crude oil to its North Dakota refinery and alternate locations.

Financial Results. Revenues increased $4.8 million, or 30%, to $20.9 million for the 2013 Quarter compared to $16.1 million in the 2012 Quarter. Pipeline and trucking revenues increased $1.8 million and $3.0 million, respectively, compared to the 2012 Quarter primarily as a result of higher pipeline throughput and trucking volumes.

Operating and maintenance expenses increased $2.7 million, or 30%, to $11.5 million in the 2013 Quarter compared to $8.8 million in the 2012 Quarter. This increase is primarily related to increased costs of $2.3 million associated with trucking operations including labor costs, rental payments and fuel expense. These increases are a result of increased throughput on the High Plains System and the growth of our trucking operations including our proprietary truck fleet.

Depreciation and amortization expenses increased $0.2 million, or 31%, to $1.0 million in the 2013 Quarter compared to $0.8 million in the 2012 Quarter primarily related to $3.0 million in assets placed in-service in the second half of 2012 including pump upgrades at Dunn Center, North Dakota, which was completed in conjunction with Tesoro's expansion of its North Dakota refinery in 2012 and gathering line connections on the High Plains System.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Volumes. Average pipeline throughput volumes increased 21,593 bpd, or 36%, in the 2013 Period primarily as a result of demand driven by the expansion at Tesoro's North Dakota refinery and shipments to new destinations, including Inergy's COLT connection. Trucking throughput volumes increased 13,147 bpd, or 43%, as a result of higher demand in support of Tesoro's strategy to move Bakken crude oil to its North Dakota refinery and alternate locations.

Financial Results. Revenues increased $12.4 million, or 41%, to $42.6 million for the 2013 Period compared to $30.2 million in the 2012 Period. Pipeline and trucking revenues increased $3.9 million and $8.6 million, respectively, compared to the 2012 Period primarily as a result of higher pipeline throughput and trucking volumes.

Operating and maintenance expenses increased $6.7 million, or 43%, to $22.4 million in the 2013 Period compared to $15.7 million in the 2012 Period predominantly attributable to increased costs of $6.0 million associated with trucking operations including labor costs, contract hauler expenses, vehicle lease payments and fuel expense. These increases are a result of increased throughput on the High Plains System and the growth of our trucking operations including our proprietary truck fleet.

Depreciation and amortization expenses increased $0.4 million, or 30%, to $2.0 million in the 2013 Period compared to $1.6 million in the 2012 Period primarily related to $3.0 million in assets placed in-service in the second half of2012 including pump upgrades at Dunn Center, North Dakota, which was completed in conjunction with Tesoro's expansion of its North Dakota refinery in 2012 and gathering line connections on the High Plains System.

Terminalling, Transportation and Storage Segment

The following table and discussion is an explanation of our results of operations of the Terminalling, Transportation and Storage segment, including the results of the Acquisitions from Tesoro and the Northwest Products System, for the three and six months ended June 30, 2013 and 2012 (in thousands, except barrel and per barrel amounts). Our financial information includes the historical results of our Predecessors (for the three and six months ended June 30, 2012) and the results of TLLP (for all periods presented). See "Factors Affecting the Comparability of Our Financial Results" in our Annual Report on Form 10-K for the year ended December 31, 2012 for further information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES (a)		(including Predecessors)		(including Predecessors)
Terminalling revenues	$32,879	$17,703	$59,422	$28,917
Pipeline transportation revenues	2,834	1,770	4,841	3,378
Storage revenues	3,217	1,339	4,598	2,678
Total Revenues	38,930	20,812	68,861	34,973
COSTS AND EXPENSES
Operating and maintenance expenses (b)	10,192	5,171	16,293	11,413
Depreciation and amortization expenses	5,309	2,096	8,384	4,124
General and administrative expenses	1,739	660	2,781	1,365
Loss on asset disposals	—	—	164	236
Total Costs and Expenses	17,240	7,927	27,622	17,138
TERMINALLING, TRANSPORTATION AND STORAGE SEGMENT OPERATING INCOME	$21,690	$12,885	$41,239	$17,835
VOLUMES (bpd)
Terminalling throughput	429,880	357,061	410,818	307,174
Average terminalling revenue per barrel (a) (c)	$0.84	$0.54	$0.80	$0.52
Pipeline transportation throughput	85,476	95,451	88,005	93,053
Average pipeline transportation revenue per barrel (a) (c)	$0.36	$0.20	$0.30	$0.20
Storage capacity reserved (shell capacity barrels)	1,511,000	878,000	1,196,000	878,000
Storage revenue per barrel on shell capacity (per month) (c)	$0.71	$0.51	$0.64	$0.51

____________

(a)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling, Transportation and Storage segment for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition. Volumes for all periods presented include both affiliate and third-party throughput.

(b)
Operating and maintenance expenses include imbalance settlement gains of $1.1 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively, and $2.1 million and $2.5 million in the six months ended June 30, 2013 and 2012, respectively.

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

 Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Volumes. Terminalling throughput volumes increased 72,819 bpd, or 20%, in the 2013 Quarter compared to the 2012 Quarter primarily related to the additional throughput at the Anacortes Rail Facility and the terminals acquired in the Carson Terminal Assets Acquisition and the Northwest Products System Acquisition. Pipeline transportation throughput volumes decreased 9,975 bpd, or 10%, in the 2013 Quarter compared to the 2012 Quarter as a result of a turnaround at Tesoro's Utah refinery in the 2013 Quarter, partially offset by the additional volumes from the Northwest Products System. Reserved storage capacity increased 633,000 barrels, or 72%, in the 2013 Quarter compared to the 2012 Quarter as a result of the CSSA with Tesoro that went into effect at the time of the Carson Terminal Assets Acquisition.

Financial Results. Revenues increased $18.1 million, or 87%, to $38.9 million in the 2013 Quarter compared to $20.8 million in the 2012 Quarter primarily as a result of the new terminalling and storage services agreements that went into effect, and related increases of revenue over the 2012 Quarter in connection with the Carson Terminal Assets Acquisition of $7.2 million, the Long Beach Assets Acquisition of $7.2 million, the Anacortes Rail Facility Acquisition of $5.5 million and Northwest Products System Acquisition of $1.7 million. Our Predecessors did not record revenue for intercompany terminalling, storage and pipeline transportation services; therefore, there was no revenue recognized on throughput from Tesoro prior to the effective dates of the acquisitions. Increased revenue was partially offset by decreased throughput in the 2013 Quarter primarily related to the turnaround at Tesoro's Utah refinery.

Operating and maintenance expenses increased $5.0 million, or 97%, to $10.2 million in the 2013 Quarter from $5.2 million in the 2012 Quarter primarily as a result of operating expenses of $2.6 million and $1.4 million incurred at the Carson Terminal Assets and the Anacortes Rail Facility, respectively. Additional labor costs of $0.6 million and repair and maintenance expenses of $0.4 million also contributed to the overall increase in operating and maintenance expenses.

Depreciation and amortization expenses increased $3.2 million to $5.3 million in the 2013 Quarter from $2.1 million in the 2012 Quarter primarily attributable to $1.5 million, $0.8 million and $0.7 million in depreciation expense related to the Carson Terminal Assets, Anacortes Rail Facility and Northwest Products System, respectively.

General and administrative expense increased $1.0 million to $1.7 million in the 2013 Quarter compared to $0.7 million in the 2012 Quarter due to increased allocated employee related costs associated with our recently acquired assets.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Volumes. Terminalling throughput volumes increased 103,644 bpd, or 34%, in the 2013 Period compared to the 2012 Period primarily related to the additional throughput at the Anacortes Rail Facility and the terminals acquired in the Carson Terminal Assets Acquisition and the Northwest Products System Acquisition. Higher affiliate demand in the 2013 Period at our Martinez marine terminal due to a turnaround at Tesoro's Martinez refinery in the 2012 Period also contributed to the increase. Pipeline transportation throughputs decreased 5,048 bpd, or 5%, in the 2013 Period compared to the 2012 Period as a result of a turnaround at Tesoro's Utah refinery in the 2013 Period, partially offset by the additional volumes from the Northwest Products System.

Financial Results. Revenues increased $33.9 million to $68.9 million in the 2013 Period compared to $35.0 million in the 2012 Period primarily attributable to the new terminalling and storage services agreements that went into effect, and related increases of revenue over the 2012 Period, in connection with the Long Beach Assets Acquisition of $14.2 million, the Anacortes Rail Facility Acquisition of $11.2 million, the Carson Terminal Assets Acquisition of $7.2 million, the Martinez Marine Terminal Acquisition of $3.8 million and the Northwest Products System Acquisition of $1.7 million. Our Predecessors did not record revenue for intercompany terminalling, storage and pipeline transportation services; therefore, there was no revenue recognized on throughput from Tesoro prior to the acquisitions. Increased revenue was partially offset by decreased throughput in the 2013 Quarter primarily related to the turnaround at Tesoro's Utah refinery.

Operating and maintenance expenses increased $4.9 million, or 43%, to $16.3 million in the 2013 Period from $11.4 million in the 2012 Period primarily as a result of operating expenses of $2.6 million and $2.5 million incurred at the Carson Terminal Assets and the Anacortes Rail Facility, respectively.

Depreciation and amortization expenses increased $4.3 million to $8.4 million in the 2013 Period compared to $4.1 million in the 2012 Period primarily attributable to $1.5 million, $1.5 million and $0.7 million in depreciation expense related to the Carson Terminal Assets, Anacortes Rail Facility and Northwest Products System, respectively.

General and administrative expenses increased $1.4 million to $2.8 million in the 2013 Period compared to $1.4 million in the 2012 Period due to increased allocated employee related costs associated with our recently acquired assets.

CAPITAL RESOURCES AND LIQUIDITY

Our primary cash requirements are for funding capital expenditures, meeting operational needs and paying distributions to our partners. The Partnership expects our ongoing sources of liquidity to include cash generated from operations, reimbursement for certain maintenance capital expenditures, borrowings under our Revolving Credit Facility and issuances of debt and additional equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements, acquisition-related requirements, debt servicing requirements and funding at least the minimum quarterly cash distributions.  We intend to pay a quarterly distribution of at least $0.3375 per unit per quarter, which equates to $16.2 million per quarter, or $64.7 million per year, based on the number of common, subordinated and general partner units outstanding. We do not have a legal obligation to pay this distribution.

Under a shelf registration statement filed with the Securities and Exchange Commission ("SEC") in 2012, we have the ability to raise up to an additional $322.1 million for common units representing limited partner interests. Additionally, we filed a shelf registration statement with the SEC on January 7, 2013 to provide the ability to raise an unlimited amount of common units through one or more prospectus supplements.

We closed the January Offering of 9,775,000 common units representing limited partner interests, at a public offering price of $41.70 per unit. We initially used the net proceeds of $391.6 million to make short-term liquid investments and then applied a portion of the amount to fund the Northwest Products System Acquisition. We expect to use the remainder of the net proceeds to fund the comprehensive inspection and repair program to further improve the integrity of the Northwest Products Pipeline and for general partnership purposes. In addition, as a result of the January Offering, TLGP contributed $8.3 million in exchange for 199,490 general partner units to maintain a 2% general partnership interest.

Cash distributions. Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive.

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution including general partner IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2012	$0.4725	$1.89	$22,911	February 14, 2013	February 4, 2013
March 31, 2013	0.49	1.96	23,976	May 14, 2013	May 3, 2013
June 30, 2013 (a)	0.51	2.04	26,108	August 14, 2013	August 2, 2013
______
(a) This distribution was declared on July 18, 2013 and will be paid on the date of distribution.

Overview

Our total debt at June 30, 2013 was comprised of the following (in thousands):

Debt, including current maturities:	June 30, 2013
Revolving Credit Facility	$544,000
5.875% TLLP Senior Notes due 2020	350,000
Capital lease obligations	8,870
Total Debt	$902,870

Revolving Credit Facility

We amended our Revolving Credit Facility on both January 4, 2013 (the "January Amendment") and May 22, 2013. As of June 30, 2013, our Revolving Credit Facility provided for total loan availability of $575.0 million, and we are allowed to request that the loan availability be increased up to an aggregate of $650.0 million, subject to receiving increased commitments from the lenders. As a result of the January Amendment, our Eurodollar margin and base rate margin decreased between 0.5% to 1.0%, depending on our leverage ratio, and includes a provision that allows a temporary increase in certain of our financial covenants in the event of a material acquisition. The Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings are available under the Revolving Credit Facility up to the total loan availability of the facility.

We borrowed $544.0 million at the initial rate of 2.19%, per annum on May 30, 2013, to fund our acquisition of the Carson Terminal Assets. We had $544.0 million of borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused loan availability of $30.7 million, or 5%, of the borrowing capacity as of June 30, 2013. The Revolving Credit Facility is scheduled to mature on December 31, 2017.

The Revolving Credit Facility, at June 30, 2013, was subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
TLLP Revolving Credit Facility (a)	0.19%	2.00%	3.25%	1.00%	0.375%
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

The Revolving Credit Facility and our Senior Notes due 2020 and 2021 contain covenants that, among other things, limit or restrict the Partnership's ability (as well as the ability of our subsidiaries) to engage in certain activities. The May Amendment to the Revolving Credit Facility modified the definition of Consolidated EBITDA and the calculation of the Consolidated Leverage Ratio used for our financial covenant calculations under the Revolving Credit Facility covenants. There have been no other changes in these covenants from those described in the Annual Report on 10-K for the year ended December 31, 2012. We do not believe that these limitations will restrict our ability to pay distributions. Additionally, the Revolving Credit Facility contains covenants that require TLLP to maintain certain interest coverage and leverage ratios. We submit compliance certifications to the bank quarterly, and we were in compliance with our debt covenants as of June 30, 2013.

Senior Notes due 2021

Effective August 1, 2013, the Partnership completed a private offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2021 (the "Senior Notes due 2021").  The proceeds of this offering were used to repay the amounts outstanding under our Revolving Credit Facility, which amounts were used to fund a portion of the Carson Terminal Assets Acquisition, and to pay a portion of the fees and expenses related to the offering of the Senior Notes due 2021. The Senior Notes due 2021 have no sinking fund requirements.  We may redeem some or all of the Senior Notes due 2021, prior to October 15, 2016, at a make-whole price plus accrued and unpaid interest and Special Interest, if any. On or after October 15, 2016, the Senior Notes due 2021 may be redeemed at premiums equal to 104.594% through October 15, 2017; 103.063% from October 15, 2017 through October 15, 2018; 101.531% from October 15, 2018 through October 15, 2019; and at par thereafter, plus accrued and unpaid interest in all circumstances. We will have the right to redeem up to 35% of the aggregate principal amount at 106.125% percent of face value with proceeds from certain equity issuances through October 15, 2016. The Senior Notes due 2021 are subject to a registration rights agreement under which we have agreed to exchange the notes for registered publicly-traded notes having substantially identical terms as the Senior Notes due 2021. The Senior Notes due 2021 also contain customary terms, events of default and covenants for an issuance of non-investment debt grade securities. The Senior Notes due 2021 are unsecured and guaranteed by all of our domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer of the Senior Notes due 2021, and are non-recourse to Tesoro, except for TLGP.

Cash Flow Summary

Components of our cash flows are set forth below (in thousands):

	Six Months Ended June 30,
	2013	2012
Cash Flows From (Used In):
Operating Activities	$45,246	$31,861
Investing Activities	(340,784)	(28,295)
Financing Activities (a)	352,085	(484)
Increase in Cash and Cash Equivalents	$56,547	$3,082
____________
(a) Cash flows from financing activities include amounts distributed to Tesoro for the Carson Terminal Assets Acquisition in the 2013 Period and the Martinez Marine Terminal Acquisition in the 2012 Period as these transactions represent distributions to our unitholders.

Operating Activities. Net cash from operating activities increased $13.3 million to $45.2 million in the 2013 Period compared to $31.9 million for the 2012 Period. The increase in net cash from operating activities was primarily attributable to higher net income as a result of our commercial agreements executed in connection with the Acquisitions from Tesoro.

Investing Activities. Net cash used in investing activities for the 2013 Period increased $312.5 million to $340.8 million compared to $28.3 million in the 2012 Period. We paid $314.8 million upon closing the Northwest Products System Acquisition in addition to the advance deposit of $40.0 million that was paid in December 2012 upon execution of the asset purchase and sale agreements.
In addition, higher capital expenditures in the 2013 Period included various maintenance and expansion projects, including those reimbursed by Tesoro, as discussed in "Capital Expenditures" below.

Financing Activities. Net cash provided by financing activities for the 2013 Period was $352.1 million compared to net cash used in financing activities of $0.5 million for the 2012 Period. The net cash provided by financing activities in the 2013 Period included net proceeds of $391.3 million resulting from the January Offering and $8.3 million in net proceeds from the offering of general partner units to Tesoro. In addition, we borrowed $544.0 million under our Revolving Credit Facility, which was utilized to fund the cash payment for the Carson Terminal Assets Acquisition and is treated as a cash distribution to Tesoro for accounting purposes. We paid quarterly cash distributions totaling $46.9 million in the 2013 Period, and we paid $3.3 million in financing costs during the 2013 Period related to the January and May Amendments to the Revolving Credit Facility.

Capital Expenditures

The Partnership's operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations as well as to maintain assets and ensure regulatory compliance. The cost estimates described below are subject to further review, analysis and permitting requirements and include estimates for capitalized interest and labor. Our capital requirements consist of maintenance and expansion capital expenditures. Maintenance capital expenditures include expenditures required to maintain equipment reliability and integrity and to address regulatory compliance. Expansion capital expenditures include expenditures to purchase or construct new assets and to expand existing facilities or services that may increase throughput capacity on our pipelines and in our terminals or increase storage capacity at our storage facilities.

Capital expenditures during the 2013 Quarter and 2012 Quarter were $22.2 million and $36.6 million, respectively. Capital spending during the 2013 Period and 2012 Period was $32.5 million and $49.6 million, respectively. Capital expenditures for the three and six months ended June 30, 2012 include spending related to our Predecessors of $27.9 million and $37.3 million, respectively. Our total 2013 expected capital expenditures include approximately $110.0 million for both maintenance and expansion capital projects, which increased from $75.0 million primarily due to the High Plains reversal project and capital projects identified for the assets recently acquired. For the remainder of 2013, we estimate that total capital expenditures will be approximately $78.0 million for both maintenance and expansion capital projects, which includes projects to expand our crude oil gathering capabilities and terminalling capacity. We anticipate that these capital expenditures will be funded primarily with cash generated from operations and borrowings under our Revolving Credit Facility.

The following table is a summary of our capital expenditures for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expansion	$17,997	$34,889	$26,337	$46,807
Maintenance	4,246	1,690	6,142	2,754
Total Capital Expenditures	$22,243	$36,579	$32,479	$49,561

The following tables are a summary of our capital expenditures for the three and six months ended June 30, 2012, disaggregated to present capital expenditures for our Predecessors and of TLLP (in thousands):

			Three Months Ended June 30, 2012 Total Tesoro Logistics LP
	Tesoro Logistics LP (Partnership) (a)	Predecessors
Expansion	$7,519	$27,370	$34,889
Maintenance	1,184	506	1,690
Total Capital Expenditures	$8,703	$27,876	$36,579

			Six Months Ended June 30, 2012 Total Tesoro Logistics LP
	Tesoro Logistics LP (Partnership) (a)	Predecessors
Expansion	$11,148	$35,659	$46,807
Maintenance	1,114	1,640	2,754
Total Capital Expenditures	$12,262	$37,299	$49,561
_____________
(a) See "Non-GAAP Financial Measures" for information regarding the presentation of our disaggregated capital expenditures and exclusion of certain predecessor information.

Our full-year expected and 2013 quarter and period actual capital expenditures are comprised of the following project categories at June 30, 2013:

Project Category	Percent of 2013 Quarter Capital Expenditures	Percent of 2013 Period Capital Expenditures	Percent of 2013 Expected Capital Expenditures
Expansion	81%	81%	85%
Maintenance	19%	19%	15%

Maintenance capital expenditures. Maintenance capital expenditures in the 2013 Period increased $3.3 million to $6.1 million compared to $2.8 million in the 2012 Period primarily related to various projects at the Martinez Crude Oil Marine Terminal, Long Beach terminal and the High Plains System.

We estimate that our maintenance capital expenditures for the remainder of 2013 will be approximately $10.0 million. Our maintenance capital expenditures for the remainder of 2013, net of capital reimbursements from Tesoro, is estimated to be approximately $7.0 million, of which $3.5 million relates to the capital plan for the Carson Terminal Assets recently acquired and the remainder to increase reliability on Terminalling, Transportation and Storage assets and improve leak detection capability on our Crude Oil Gathering assets.

Expansion capital expenditures. Expansion capital expenditures in the 2013 Period decreased $20.5 million to $26.3 million compared to $46.8 million in the 2012 Period. Excluding 2012 Predecessor capital expenditures of $35.7 million related to the construction of the Anacortes Rail Facility, our expansion capital expenditures in the 2013 Period increased $15.2 million primarily related to growth of the High Plains System and terminals. The expansion capital expenditures for our Terminalling, Transportation and Storage segment in the 2013 Period were primarily to expand throughput capacity at our Stockton terminal and to develop bio-diesel capability at our Stockton, Vancouver and Los Angeles marketing terminals. We estimate that our expansion capital expenditures for the remainder of 2013 will be approximately $68.0 million.

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

Our expansion capital expenditures plan consists of the following projects (in millions):

	Expansion Capital Expenditures 2013 Period	Expected Capital Expenditures for Remainder of 2013	Expected In-service Date
OPERATING SEGMENTS
CRUDE OIL GATHERING
High Plains reversal project (a)	$0.2	$15.0	2014
Various growth plan projects (b)	17.2	40.0	2013-2014
CRUDE OIL GATHERING SEGMENT EXPANSION PROJECTS	$17.4	$55.0

TERMINALLING, TRANSPORTATION AND STORAGE
Stockton terminal expansion (c)	$3.5	$—	Complete
Terminal expansion projects (d)	5.4	13.0	2013-2014
TERMINALLING, TRANSPORTATION AND STORAGE SEGMENT EXPANSION PROJECTS	8.9	13.0
TOTAL EXPANSION PROJECTS	$26.3	$68.0
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

(c)
The Stockton terminal expansion added storage capacity that will allow for an increase in volume delivered through the terminal for a total investment of approximately $11.5 million. The project was completed in the second quarter of 2013.

(d)	The terminal expansion projects include approximately $17.5 million of capital in 2013 for projects to expand the throughput capacity and offer additional services at several of our terminals.

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

Under the Amended Omnibus Agreement and the Carson Contribution, Conveyance and Assumption Agreement (the "Contribution Agreement"), Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro. Under the Amended Omnibus Agreement, with respect to assets that we acquired from Tesoro, excluding the Carson Terminal Assets, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of closing. Tesoro retained responsibility for remediation of known environmental liabilities due to the use or operation of the Carson Terminal Assets prior to the acquisition ("Pre-Closing"), and has indemnified the Partnership for any losses incurred by the Partnership arising out of those remediation obligations. The indemnification for unknown Pre-Closing remediation liabilities is limited to five years. Indemnification of the Carson Terminal Assets environmental liabilities is not subject to a deductible.

Under the Amended Omnibus Agreement, the aggregate annual deductible for each type of liability (unknown environmental liabilities or title matters) is $0.6 million, as of June 30, 2013, before we are entitled to indemnification in any calendar year in consideration of the initial assets and all subsequent acquisitions from Tesoro, with the exception of the Carson Terminal Assets Acquisition. In addition, with respect to the assets that we acquired from Tesoro, we have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Initial Offering, and the subsequent acquisitions, and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities.

On March 18, 2013, Chevron detected and responded to the Diesel Pipeline Release on the Northwest Products System. As a result of this release, a Corrective Action Order (the “CAO”) was issued on March 22, 2013 by the Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation. In addition, on April 11, 2013, the Department of Environmental Quality, Division of Water Quality, of the State of Utah issued a Notice of Violation and Compliance Order. In accordance with the sale and purchase agreements, as amended, for a period of two years, Chevron has retained financial and operational responsibility to remediate the site of the Diesel Pipeline Release, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident. The Partnership assumed responsibility for performing additional testing and associated pipeline repairs on the pipeline pursuant to the CAO upon closing the Northwest Products System Acquisition.

We expect to spend approximately $15.0 million to $25.0 million over the next two years to implement a detailed inspection program, including costs to perform repairs as a result of the inspection, which is intended to improve the integrity of the Northwest Products Pipeline. This includes the costs to comply with the CAO and also costs expected for inspections and repairs on other sections of the pipeline. The Partnership recognized an estimated $16.6 million of environmental liabilities assumed in connection with the Northwest Products System as of June 30, 2013, which includes $11.9 million related to the CAO and $3.9 million in costs unrelated to the Diesel Pipeline Release. Our environmental liabilities are based primarily on estimates using third-party assessments and available information to date. It is possible these estimates will change as additional information becomes available.

Other than described above, we did not have any other outstanding lawsuits, administrative proceedings or governmental investigations as of June 30, 2013.

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

•
changes in the expected spending related to the responsibility the Partnership assumed for performing testing and associated pipeline repairs pursuant to the Corrective Action Order in the Northwest Products System Acquisition;

•	a material decrease in Tesoro's profitability;

•	a material decrease in the crude oil produced in the Bakken Region;

•	disruptions due to equipment interruption or failure at our facilities, Tesoro's facilities or third-party facilities on which Tesoro's business is dependent;

•	changes in the expected benefits and timing of our transactions relating to our acquisitions from Tesoro and third parties including Chevron;

•
changes in the expected benefits from the Carson Terminal Assets Acquisition or changes in the timing, value of assets and benefits from the anticipated offer from Tesoro Refining & Marketing Company LLC ("TRMC") to us of the remaining portion of the integrated logistics system that TRMC acquired as part of its acquisition of the Carson refining and marketing business;

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

Interest Rate Risk

We utilize fixed-rate long-term debt obligations and other borrowings, which are subject to market risk from changes in interest rates. Changes in interest rates affect the interest expense we incur on our variable-rate debt, and the fair value of our fixed-rate debt. These changes also affect the rates used to discount liabilities, which could result in lower or higher asset retirement obligation accretion expense over time. The fair value of our fixed-rate long-term debt was estimated using quoted market prices, and the carrying value and fair value of our total debt were $902.9 million and $900.8 million, respectively, at June 30, 2013, and $354.0 million and $368.7 million, respectively, at December 31, 2012. Since the debt that we incur under our revolving credit facility bears interest at a variable rate, it exposes us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. As of June 30, 2013, we had $544.0 million of borrowings under our amended revolving credit facility. Any change in interest rates would affect cash flows, but not the fair value of the debt we incur under our amended revolving credit facility. With all other variables held constant, a 0.25% change in the interest rate associated with this borrowing would result in a $1.4 million change in annual interest expense. Effective August 1, 2013, the Partnership completed a private offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2021. The proceeds of this offering were primarily used to repay the $544.0 million of borrowings under our amended revolving credit facility.

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

We acquired the Carson terminal assets from Tesoro and Chevron Pipe Line Company's and Northwest Terminalling Company's northwest products system assets (the "Northwest Products System") during June 2013 (together, the "Acquired Businesses") as more fully described in Note B to the Condensed Combined Consolidated Financial Statements in Part I, Item I of this report. We are in the process of integrating the Acquired Businesses' operations, internal controls and processes, as well as extending to the Acquired Businesses our Section 404 compliance program under the Sarbanes-Oxley Act of 2002.

There have been no significant changes in our internal controls over financial reporting (as defined by applicable Securities and Exchange Commission rules) during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although Tesoro Logistics LP (the "Partnership") may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or statements of cash flows. We are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2013, Tesoro Logistics LP (the "Partnership") issued general partner and common units totaling $96.0 million in fair value to Tesoro Logistics GP, LLC, our general partner, as part of the consideration for the acquisition of the Carson terminal assets. The equity is comprised of 1,445,561 common units and 29,501 general partner units.

These transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. Further details related to the general partner and common unit issuances can be found in the Partnership's Current Report on Form 8-K filed on June 3, 2013.

ITEM 6. EXHIBITS

(a)Exhibits

Exhibit Number	Description of Exhibit

2.1
Amendment to Northwest Products System - Terminal Interests Asset Sale and Purchase Agreement, dated as of March 28, 2013, by and between Tesoro Logistics Operations LLC and Northwest Terminalling Company (incorporated by reference herein to Exhibit 2.1 to the Partnership's Current Report on Form 8-K filed on April 1, 2013, File No. 1-35143).

2.2
Amendment to Northwest Products Pipeline System Asset Sale and Purchase Agreement, dated as of March 28, 2013, by and between Tesoro Logistics Northwest Pipeline LLC and Chevron Pipe Line Company (incorporated by reference herein to Exhibit 2.2 to the Partnership's Current Report on Form 8-K filed on April 1, 2013, File No. 1-35143).

2.3
Contribution, Conveyance and Assumption Agreement, dated as of May 17, 2013, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 2.1 to the Partnership's Current Report on Form 8-K filed on May 17, 2013, File No. 1-35143).

2.4
Agreement Concerning Northwest Products System Asset Sale and Purchase Agreements among Chevron Pipe Line Company, Northwest Terminalling Company, Tesoro Logistics Northwest Pipeline LLC and Tesoro Logistics Operations LLC, dated as of May 17, 2013 (incorporated by reference herein to Exhibit 2.1 to the Partnership's Current Report on Form 8-K filed on May 20, 2013, File No. 1-35143).

3.1
Amendment No. 4 to the Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of June 1, 2013, between Tesoro Corporation and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 3.1 to the Partnership's Current Report on Form 8-K filed on June 3, 2013, File No. 1-35143).

4.1
Indenture, dated as of August 1, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference herein to Exhibit 4.1 to the Partnership's Current Report on Form 8-K filed on August 2, 2013, File No. 1-35143).

4.2
Registration Rights Agreement, dated as of August 1, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference herein to Exhibit 4.2 to the Partnership's Current Report on Form 8-K filed on August 2, 2013, File No. 1-35143).

10.1
Second Amended and Restated Trucking Transportation Services Agreement, dated as of March 26, 2013, among Tesoro Logistics Operations, LLC and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed on April 1, 2013, File No. 1-35143).

Exhibit Number	Description of Exhibit
10.2
Second Amended and Restated Master Terminalling Services Agreement, dated as of May 3, 2013, among Tesoro Refining and Marketing Company LLC, Tesoro Alaska Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, File No. 1-35143).

10.3
Amendment No. 1 to Credit Agreement, dated as of May 22, 2013, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, letter of credit issuer and lender, the other lenders party thereto, and the subsidiaries of Tesoro Logistics LP party thereto (incorporated by reference herein to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed on May 23, 2013, File No. 1-35143).

10.4
Amendment No. 1 to the Second Amended and Restated Omnibus Agreement, dated as of June 1, 2013, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP, and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed on June 3, 2013, File No. 1-35143).

10.5
Amended and Restated Schedules to the Second Amended and Restated Omnibus Agreement, dated as of June 1, 2013, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP, and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Partnership's Current Report on Form 8-K filed on June 3, 2013, File No. 1-35143).

10.6
Amendment and Restatement of Schedules to the Amended and Restated Operational Services Agreement, dated as of June 1, 2013, among Tesoro Companies, Inc., Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC and Tesoro High Plains Pipeline Company LLC (incorporated by reference herein to Exhibit 10.3 to the Partnership's Current Report on Form 8-K filed on June 3, 2013, File No. 1-35143).

10.7
Master Terminalling Services Agreement - Southern California, dated as of June 1, 2013, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Partnership's Current Report on Form 8-K filed on June 3, 2013, File No. 1-35143).

10.8
Carson Storage Services Agreement, dated as of June 1, 2013, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.5 to the Partnership's Current Report on Form 8-K filed on June 3, 2013, File No. 1-35143).

*10.9	Tesoro Logistics LP Non-Employee Director Compensation Program.

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________

*	Filed herewith

**	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TESORO LOGISTICS LP

		By:	Tesoro Logistics GP, LLC
Its general partner

Date:	August 7, 2013	By:	/s/ GREGORY J. GOFF
Gregory J. Goff
Chairman of the Board of Directors and Chief Executive Officer

Date:	August 7, 2013	By:	/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Director, Vice President and Chief Financial Officer