Form 10-Q
period 2013-09-30
TESORO LOGISTICS LP
filed 2013-11-12
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

210-626-6000
(Registrant’s telephone number, including area code)

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

The registrant had 31,722,568 common units, 15,254,890 subordinated units and 958,587 general partner units outstanding at November 5, 2013.

TESORO LOGISTICS LP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF COMBINED CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except unit and per unit amounts)
REVENUES
Affiliate	$78,958	$39,241	$180,952	$98,052
Third-party	14,819	4,712	24,322	11,049
Total Revenues	93,777	43,953	205,274	109,101
COSTS AND EXPENSES
Operating and maintenance expenses	41,004	20,541	84,728	52,683
Imbalance settlement gains	(1,159)	(2,644)	(6,159)	(7,691)
Depreciation and amortization expenses	13,028	3,433	23,447	9,123
General and administrative expenses	7,554	4,251	20,211	11,558
Loss on asset disposals	13	21	177	257
Total Costs and Expenses	60,440	25,602	122,404	65,930
OPERATING INCOME	33,337	18,351	82,870	43,171
Interest and financing costs, net	(12,284)	(1,810)	(24,459)	(3,360)
Interest income	—	—	493	—
NET INCOME	21,053	16,541	58,904	39,811
Loss (income) attributable to Predecessors	—	(963)	—	408
Net income attributable to partners	21,053	15,578	58,904	40,219
General partner’s interest in net income, including incentive distribution rights	(3,563)	(842)	(7,077)	(1,436)
Limited partners’ interest in net income	$17,490	$14,736	$51,827	$38,783

Net income per limited partner unit:
Common - basic	$0.37	$0.55	$1.14	$1.34
Common - diluted	$0.37	$0.54	$1.14	$1.33
Subordinated - basic and diluted	$0.37	$0.41	$1.10	$1.19

Weighted average limited partner units outstanding:
Common units - basic	31,722,523	15,553,113	30,456,062	15,424,700
Common units - diluted	31,828,764	15,663,537	30,549,230	15,513,252
Subordinated units - basic and diluted	15,254,890	15,254,890	15,254,890	15,254,890

Cash distributions per unit	$0.5450	$0.4550	$1.5450	$1.2425

See accompanying notes to condensed combined consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,081	$19,290
Receivables
Trade	7,855	343
Affiliate	29,850	17,660
Prepayments	2,326	1,130
Other current assets	4,903	—
Total Current Assets	110,015	38,423
NET PROPERTY, PLANT AND EQUIPMENT	1,061,445	274,372
DEPOSITS	84	40,041
GOODWILL	8,738	—
OTHER NONCURRENT ASSETS	25,370	10,342
Total Assets	$1,205,652	$363,178

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable
Trade	$18,689	$9,005
Affiliate	7,877	7,089
Deferred revenue - affiliate	1,820	2,027
Accrued interest and financing costs	15,925	6,116
Accrued environmental liabilities	13,428	—
Other current liabilities	5,530	3,095
Total Current Liabilities	63,269	27,332
OTHER NONCURRENT LIABILITIES	5,543	47
DEBT	908,489	353,922
COMMITMENTS AND CONTINGENCIES (NOTE H)
EQUITY (DEFICIT)
Common unitholders; 31,722,568 units issued and outstanding (20,495,254 in 2012)	402,595	153,037
Subordinated unitholders; 15,254,890 units issued and outstanding (15,254,890 in 2012)	(154,394)	(144,162)
General partner; 958,587 units issued and outstanding (729,596 in 2012)	(19,850)	(26,998)
Total Equity (Deficit)	228,351	(18,123)
Total Liabilities and Equity (Deficit)	$1,205,652	$363,178

See accompanying notes to condensed combined consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF COMBINED CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(Dollars in thousands)
Net income	$58,904	$39,811
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization expenses	23,447	9,123
Amortization of debt issuance costs	1,408	664
Unit-based compensation expense	1,424	863
Loss on asset disposals	177	257
Changes in current assets:
Receivables - trade	(7,512)	(162)
Receivables - affiliate	(12,374)	(3,924)
Prepayments and other	(1,002)	(432)
Changes in current liabilities:
Accounts payable - trade	3,643	1,465
Accounts payable - affiliate	720	2,717
Deferred revenue - affiliate	(207)	259
Accrued interest and financing costs	9,809	966
Other current liabilities	3,409	591
Changes in other noncurrent assets and liabilities	795	1,473
Net cash from operating activities	82,641	53,671
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(46,908)	(68,958)
Capital expenditure reimbursements by affiliate	354	5,250
Proceeds from sale of assets	—	15
Acquisitions	(314,757)	—
Net cash used in investing activities	(361,311)	(63,693)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from debt offering	550,000	350,000
Proceeds from issuance of common units, net of issuance costs	391,348	—
Proceeds from issuance of general partner units, net of issuance costs	8,319	—
Quarterly distributions to unitholders	(67,797)	(35,252)
Quarterly distributions to general partner	(5,215)	(833)
Distributions in connection with acquisitions	(544,000)	(256,500)
Borrowings under revolving credit agreement	544,000	68,000
Repayments under revolving credit agreement	(544,000)	(118,000)
Payments on capital lease	(225)	—
Capital contributions by affiliate	4,562	2,993
Sponsor contributions of equity to the Predecessors	—	44,623
Financing costs and other	(12,531)	(8,061)
Net cash from financing activities	324,461	46,970
INCREASE IN CASH AND CASH EQUIVALENTS	45,791	36,948
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,290	18,326
CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,081	$55,274

See accompanying notes to condensed combined consolidated financial statements.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used in this report, the terms “Tesoro Logistics LP,” “TLLP,” the “Partnership,” “we,” “us,” or “our” refer to Tesoro Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole. References in this report to “Tesoro” or our “Sponsor” refer collectively to Tesoro Corporation and any of its subsidiaries, other than Tesoro Logistics LP, its subsidiaries and its general partner.

Organization

TLLP is a Delaware limited partnership formed in December 2010 by Tesoro and its wholly owned subsidiary, Tesoro Logistics GP, LLC (“TLGP”), our general partner.

Effective June 1, 2013, we entered into a transaction with Tesoro and TLGP pursuant to which we acquired six marketing and storage terminals located in Southern California and certain assets and properties related thereto (the “Carson Terminal Assets”) from Tesoro (the “Carson Terminal Assets Acquisition”). In addition, we acquired a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington (the “Northwest Products Pipeline”), a jet fuel pipeline to the Salt Lake City International Airport and the Boise and Pocatello, Idaho and Pasco, Washington refined products terminals (collectively, the “Northwest Products System”) on June 19, 2013 (the “Northwest Products System Acquisition”) from Chevron Pipe Line Company and Northwest Terminalling Company (collectively, “Chevron”).

In 2012, we entered into the following transactions with Tesoro and TLGP, pursuant to which we acquired from Tesoro: the Martinez crude oil marine terminal assets (collectively, the “Martinez Crude Oil Marine Terminal”), effective April 1, 2012 (the “Martinez Marine Terminal Acquisition”); the Long Beach marine terminal and related short-haul pipelines, including the Los Angeles short-haul pipelines (collectively, the “Long Beach Assets”), effective September 14, 2012 (the “Long Beach Assets Acquisition”); and the Anacortes rail car unloading facility assets (collectively, the “Anacortes Rail Facility”), effective November 15, 2012 (the “Anacortes Rail Facility Acquisition”). These transactions along with the Carson Terminal Assets Acquisition are collectively referred to as “Acquisitions from Tesoro.”

Principles of Combination and Consolidation and Basis of Presentation

The Acquisitions from Tesoro were transfers between entities under common control. As an entity under common control with Tesoro, we record the assets that we acquire from Tesoro on our balance sheet at Tesoro’s historical basis instead of fair value, with the exception of the Carson Terminal Assets, where the historical basis of the assets was equal to the fair value on the acquisition date. Transfers of businesses between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior periods are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of TLLP have been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Tesoro for the three and nine months ended September 30, 2012 with the exception of the Carson Terminal Assets since they were not operated by Tesoro prior to their acquisition by TLLP. We refer to the historical results of the Martinez Crude Oil Marine Terminal, the Long Beach Assets and the Anacortes Rail Facility, prior to each acquisition date, collectively as our “Predecessors.” See Note B for additional information regarding the acquisitions.

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

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to present the information fairly. The accompanying interim condensed combined consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of our total debt were $908.8 million and $916.5 million, respectively, as of September 30, 2013, and $354.0 million and $368.7 million, respectively, as of December 31, 2012.

Significant Accounting Policies - Goodwill

Goodwill represents the amount the purchase price exceeds the fair value of net assets acquired in a business combination. We do not amortize goodwill. We are required, however, to review goodwill for impairment annually, or more frequently if events or changes in business circumstances indicate the book value of the assets may not be recoverable. In such circumstances, we record the impairment in loss on asset disposals and impairments in our statement of combined consolidated operations. We review the carrying value of goodwill for impairment as of November 1st of each year, or sooner if events or changes in circumstances indicate the carrying amount of a reporting unit may exceed fair value.

We perform a qualitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. Some of the impairment indicators we consider include significant differences between the carrying amount and the estimated fair value of our assets and liabilities; macroeconomic conditions such as a deterioration in general economic condition or limitations on accessing capital; industry and market considerations, such as a deterioration in the environment in which we operate and an increased competitive environment; cost factors such as increases in labor or other costs that have a negative effect on earnings and cash flows; overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant events such as litigation, changes in management, key personnel, strategy or customers; the testing for recoverability of our long-lived assets and a potential decrease in share price. We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the reporting unit’s fair value and carrying value, including positive mitigating events and circumstances. If we determine it is more likely than not that the fair value of goodwill is less than its carrying amount, then a second step is performed to quantify the amount of goodwill impairment. If impairment is indicated, a goodwill impairment charge is recorded to write the goodwill down to its implied fair value. See Note B for additional information regarding goodwill associated with the Northwest Products System Acquisition.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE B - ACQUISITIONS

Carson Terminal Assets Acquisition

As part of our strategy to make capital investments to expand our existing asset base, we purchased the Carson Terminal Assets, effective June 1, 2013, in exchange for total consideration of $640.0 million, comprised of $544.0 million in cash financed with borrowings under our amended revolving credit facility (the “Revolving Credit Facility”) and the remaining $96.0 million in partnership units. The equity was comprised of 1,445,561 common units and 29,501 general partner units. The Carson Terminal Assets were part of BP’s Southern California refining and marketing business that Tesoro acquired on June 1, 2013. The Carson Terminal Assets Acquisition occurred immediately after Tesoro’s acquisition of the assets from BP.

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

Financial Information. Tesoro retained responsibility for remediation of known environmental liabilities due to the use or operation of the Carson Terminal Assets prior to the acquisition (“Pre-Closing”) and has indemnified the Partnership for any losses incurred by the Partnership arising out of those remediation obligations. The indemnification for unknown Pre-Closing remediation liabilities is limited to five years. The property, plant and equipment was recorded by TLLP at Tesoro’s historical cost, which is equal to the fair value of the Carson Terminal Assets on June 1, 2013, based on Tesoro’s preliminary assessment of the fair value of the assets acquired and liabilities assumed, pending the completion of an independent valuation. Based on the analysis performed, Tesoro’s historical cost was estimated to be $400.0 million. The Carson Terminal Assets were not considered a stand-alone business in Tesoro’s valuation process, which resulted in a lower allocated fair value for the Carson Terminal Assets. There have been no changes to the preliminary value of the Carson Terminal Assets during the three months ended September 30, 2013. Any subsequent adjustments as a result of the completion of the independent valuation will be reflected as adjustments to the equity of the Partnership. The following was recorded as of June 1, 2013, the date of the Carson Terminal Assets Acquisition (in thousands):

Prepayments and other	$208
Property, plant and equipment	400,000
Capital lease obligation	(1,185)
Preliminary value of Carson Terminal Assets	$399,023

We have not provided disclosure of pro forma revenues and earnings as if the Carson Terminal Assets had been operating as part of our operations during all periods presented in these financial statements. BP managed and operated the Carson Terminal Assets as part of its refining operations, and historical U.S. GAAP financial information specific to the Carson Terminal Assets is not available. As a result, preparing pro forma information was determined to be impracticable.

Northwest Products System Acquisition

On June 19, 2013, TLLP completed the Northwest Products System Acquisition, which is consistent with our business strategy to pursue accretive acquisitions of complementary assets and provides an opportunity to provide additional fee-based logistics services to Tesoro and third parties. The purchase price for the Northwest Products System was $354.8 million. The amount paid at closing was reduced by an advance deposit of $40.0 million that was paid in December 2012 upon execution of the asset sale and purchase agreements. The Partnership financed the acquisition with proceeds from the public offering of common units on January 14, 2013 (the “January Offering”).

In accordance with the amended asset sale and purchase agreements, Chevron retained financial and operational responsibility to remediate the site of the release of diesel fuel that occurred at the Northwest Products System near Willard, Utah on March 18, 2013 (the “Diesel Pipeline Release”) for a period of two years, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident. See Note H for additional information regarding the environmental liabilities associated with the Northwest Products System Acquisition. Pursuant to the regulatory review process associated with the Northwest Products System Acquisition, we agreed to divest our current refined products terminal in Boise, Idaho within approximately six months of the closing date. We have classified the carrying value of the Boise terminal as assets held-for-sale in other current assets in our condensed consolidated balance sheet as of September 30, 2013. The carrying value of the Boise terminal did not exceed the fair value as of September 30, 2013.

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

Financial Information. We accounted for the Northwest Products System Acquisition using the acquisition method of accounting, which requires, among other things, that assets acquired at their fair values and liabilities assumed be recognized on the balance sheet as of the acquisition date. Our condensed consolidated balance sheet as of September 30, 2013 reflects the purchase price allocations based on an assessment of the fair value of the assets acquired and liabilities assumed, pending additional review of environmental liabilities assumed. No changes have been recorded to the purchase price allocation during the three months ended September 30, 2013. The table below presents the preliminary acquisition date purchase price allocation (in thousands):

Prepayments and other	$53
Property, plant and equipment	358,362
Goodwill	8,738
Other noncurrent assets	4,500
Other current liabilities	(12,196)
Noncurrent liabilities	(4,700)
Total purchase price	$354,757

The Partnership initially recognized an estimated $16.6 million of environmental liabilities assumed in connection with the Northwest Products System Acquisition, of which $11.9 million was related to a Corrective Action Order (“the CAO”) issued on March 22, 2013. Remaining environmental liabilities related to the CAO were $9.8 million as of September 30, 2013 and were included in accrued environmental liabilities in our condensed consolidated balance sheet. Other current liabilities also include adjustments for accrued property tax liabilities that we assumed on the acquisition date. The other $4.7 million of environmental liabilities assumed in connection with the Northwest Products System Acquisition is included in noncurrent liabilities in our condensed consolidated balance sheet. See Note H for further information regarding environmental liabilities related to the Northwest Products System.

The following unaudited pro forma condensed combined consolidated results of operations for the three and nine months ended September 30, 2013 and 2012 are presented as if the Northwest Products System Acquisition had been completed on January 1, 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per unit amounts)
Revenues	$93,777	$57,383	$227,013	$146,901
Net income	21,053	20,388	63,744	48,890
Net income attributable to partners	21,053	19,425	63,744	49,298

Net income per limited partner unit:
Common - basic	$0.37	$0.48	$1.12	$1.21
Common - diluted	$0.37	$0.48	$1.11	$1.20
Subordinated - basic and diluted	$0.37	$0.40	$1.10	$1.12

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The pro forma condensed combined consolidated results of operations reflect adjustments to the Partnership’s condensed statements of combined consolidated operations to give effect to the following:

•	historical revenues and direct operating expenses for the Northwest Products System;

•	the indemnification of remediation efforts in response to the Diesel Pipeline Release; see Note H for additional discussion on the Diesel Pipeline Release;

•	depreciation expense based on the acquisition date fair value of the Northwest Products System; and

•	the impact of units issued in the January Offering on the weighted average units outstanding.

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

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Carson Terminal Assets:
Total operating revenues	$23,391	$30,571
Net income attributable to partners	8,795	11,578
Costs associated with the acquisition (a)	—	1,216
Northwest Products System:
Total operating revenues	13,563	15,278
Net income attributable to partners	1,869	2,318
Costs associated with the acquisition (a)	652	3,382
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

If, in any calendar month, Tesoro fails to meet its minimum volume commitments under these agreements, it will be required to pay us a shortfall payment equal to the revenue associated with the difference between the actual throughput and the minimum throughput commitment. These shortfall payments may be applied as a credit against any amounts due above their minimum volume commitments for up to three months after the shortfall occurs. The balance of deferred revenue-affiliate in our condensed consolidated balance sheets at September 30, 2013 and December 31, 2012 includes $0.1 million and $0.3 million, respectively, related to shortfall billings to Tesoro and the remaining amount represents advanced billings.

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

We entered into or amended the following agreements with Tesoro in 2013:

Amended and Restated Master Terminalling Services Agreement. The Partnership entered into a master terminalling services agreement with Tesoro at the closing of the initial public offering (the “Initial Offering”) in April 2011. The agreement was amended and restated on both February 22, 2013 and May 3, 2013, to allow for changes to ancillary services and related costs and fees to be made by purchase orders executed among the parties and to increase the Stockton terminal minimum throughput by 8,400 barrels per day.

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

Master Terminalling and Services Agreement - Southern California. The Partnership entered into a ten-year master terminalling services agreement for Southern California (the “MTSA-Southern California”) with Tesoro at the closing of the Carson Terminal Assets Acquisition on June 1, 2013. Tesoro has the option to extend the term for up to two renewal terms of five years each. Pursuant to the MTSA-Southern California, Tesoro pays the Partnership fees for certain terminalling, storage and ancillary services at the Partnership’s Colton, Hynes, Hathaway, San Diego and Vinvale terminals, which were acquired as part of the Carson Terminal Assets Acquisition.

Carson Storage Services Agreement. The Partnership entered into a ten-year storage services agreement (the “CSSA”) with Tesoro with respect to the Carson crude oil terminal, which was acquired as part of the Carson Terminal Assets Acquisition on June 1, 2013. Tesoro has the option to extend the term for up to two renewal terms of five years each. Under the CSSA, Tesoro pays the Partnership fees for storage and handling services for crude oil, refinery feedstocks and refined products at the Carson crude oil terminal.

Second Amended and Restated Omnibus Agreement. The Partnership entered into an omnibus agreement with Tesoro at the closing of the Initial Offering. The agreement has been amended for each acquisition from Tesoro including the most recent June 1, 2013 amendment, which was entered into in connection with the Carson Terminal Assets Acquisition (the “Amended Omnibus Agreement”). In addition, the schedules to the Amended Omnibus Agreement were amended and restated (the “Amended Omnibus Schedules”), effective June 1, 2013. The Amended Omnibus Schedules include the Carson Terminal Assets, establish indemnification by Tesoro for certain matters including environmental, title and tax matters associated with the Carson Terminal Assets and increase the annual administrative fee payable by the Partnership to Tesoro under the Amended Omnibus Agreement from $2.5 million to $4.0 million.

Amended and Restated Operational Services Agreement. The Partnership entered into an operational services agreement with Tesoro at the closing of the Initial Offering, which has subsequently been amended for each acquisition from Tesoro (the “Amended Operational Services Agreement”). The schedules to the Amended Operational Services Agreement were most recently amended on June 1, 2013, in connection with the Carson Terminal Assets Acquisition, to include the Carson Terminal Assets, which increased the annual fee we pay to Tesoro for certain operational services by $1.6 million to $3.5 million.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Affiliate Transactions

Summary of Transactions. A summary of revenue and expense transactions with Tesoro, including expenses directly charged and allocated to our Predecessors, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$78,958	$39,241	$180,952	$98,052
Operating and maintenance expenses (a)	9,062	3,799	17,587	12,212
General and administrative expenses	4,877	3,518	11,503	9,347
____________

(a)
Operating and maintenance expenses include imbalance settlement gains of $1.2 million and $2.6 million for the three months ended September 30, 2013 and 2012, respectively, and $6.2 million and $7.7 million for the nine months ended September 30, 2013 and 2012, respectively.

In accordance with our partnership agreement, our common, subordinated and general partner interests are entitled to receive quarterly distributions of available cash. In February, May and August 2013, we paid quarterly cash distributions, of which $30.3 million was paid to Tesoro and TLGP, including incentive distribution rights (“IDRs”). On October 24, 2013, we declared a quarterly cash distribution of $0.5450 per unit, which will be paid on November 14, 2013. The distribution will consist of $13.6 million to Tesoro and TLGP, including IDRs.

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

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to partners	$21,053	$15,578	$58,904	$40,219
General partner’s distributions (including IDRs) (a)	(3,793)	(840)	(7,608)	(1,439)
Limited partners’ distributions on common units	(17,289)	(9,185)	(48,303)	(21,363)
Limited partner’s distributions on subordinated units	(8,314)	(6,941)	(23,569)	(18,954)
Distributions greater than earnings	$(8,343)	$(1,388)	$(20,576)	$(1,537)

General partner’s earnings:
Distributions (including IDRs) (a)	$3,793	$840	$7,608	$1,439
Allocation of distributions greater than earnings	(167)	(28)	(411)	(31)
Total general partner’s earnings	$3,626	$812	$7,197	$1,408

Limited partners’ earnings on common units:
Distributions	$17,289	$9,185	$48,303	$21,363
Allocation of distributions greater than earnings	(5,521)	(684)	(13,436)	(757)
Total limited partners’ earnings on common units	$11,768	$8,501	$34,867	$20,606

Limited partner’s earnings on subordinated units:
Distributions	$8,314	$6,941	$23,569	$18,954
Allocation of distributions greater than earnings	(2,655)	(676)	(6,729)	(749)
Total limited partner’s earnings on subordinated units	$5,659	$6,265	$16,840	$18,205

Weighted average limited partner units outstanding:
Common units - basic	31,722,523	15,553,113	30,456,062	15,424,700
Common unit equivalents	106,241	110,424	93,168	88,552
Common units - diluted	31,828,764	15,663,537	30,549,230	15,513,252

Subordinated units - basic and diluted	15,254,890	15,254,890	15,254,890	15,254,890

Net income per limited partner unit (b):
Common - basic	$0.37	$0.55	$1.14	$1.34
Common - diluted	$0.37	$0.54	$1.14	$1.33
Subordinated - basic and diluted	$0.37	$0.41	$1.10	$1.19
____________

(a)
General partner's distributions (including IDRs) consist of an approximate 2% general partner interest and IDRs, which entitle the general partner to receive increasing percentages, up to 50%, of quarterly distributions in excess of $0.388125 per unit per quarter. See the Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion related to IDRs.

(b)
We base our calculation of net income per unit, including the allocation of distributions greater than earnings, on the weighted-average number of common and subordinated limited partner units outstanding during the period. Therefore, as a result of the January Offering and common units issued to Tesoro in the Carson Terminal Assets Acquisition, net income per common and subordinated limited partner units will not agree for the nine months ended September 30, 2013.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in thousands):

	September 30, 2013	December 31, 2012
Crude Oil Gathering	$156,706	$116,744
Terminalling, Transportation and Storage	1,020,136	254,381
Gross Property, Plant and Equipment	1,176,842	371,125
Accumulated depreciation	(115,397)	(96,753)
Net Property, Plant and Equipment	$1,061,445	$274,372

See Note B for more information regarding the property, plant and equipment balances acquired in the Carson Terminal Assets Acquisition and the Northwest Products System Acquisition.

NOTE F - MAJOR CUSTOMER AND CONCENTRATIONS OF CREDIT RISK

Tesoro accounted for 84% and 88% of our total revenues for the three and nine months ended September 30, 2013, respectively, and 89% and 90% of our total revenues for the three and nine months ended September 30, 2012, respectively. The revenues for each period are not comparable as no revenue was recorded by the Predecessors for transactions with Tesoro in the Terminalling, Transportation and Storage segment that were associated with the Acquisitions from Tesoro.

NOTE G - DEBT

Our total debt at September 30, 2013 and December 31, 2012 was comprised of the following (in thousands):

Debt, including current maturities:	September 30, 2013	December 31, 2012
Revolving Credit Facility	$—	$—
5.875% TLLP Senior Notes due 2020 (“Senior Notes due 2020”)	350,000	350,000
6.125% TLLP Senior Notes due 2021 (“Senior Notes due 2021”)	550,000	—
Capital lease obligations	8,808	4,032
Total Debt	908,808	354,032
Current maturities	(319)	(110)
Debt, less current maturities	$908,489	$353,922

Revolving Credit Facility. We amended the Revolving Credit Facility on both January 4, 2013 and May 22, 2013. As of September 30, 2013, our Revolving Credit Facility provided for total loan availability of $575.0 million, and we are allowed to request that the loan availability be increased up to an aggregate of $650.0 million, subject to receiving increased commitments from the lenders. The Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings are available under the Revolving Credit Facility up to the total loan availability of the facility.

We had no borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused loan availability of $574.7 million, or 99%, of the borrowing capacity as of September 30, 2013. The Revolving Credit Facility is scheduled to mature on December 31, 2017.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Revolving Credit Facility, at September 30, 2013, was subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
TLLP Revolving Credit Facility (a)	0.18%	2.25%	3.25%	1.25%	0.375%
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

Senior Notes due 2021. Effective August 1, 2013, the Partnership completed a private offering of $550.0 million aggregate principal amount of the Senior Notes due 2021.  The proceeds of this offering were used to repay the amounts outstanding under our Revolving Credit Facility, which amounts were used to fund a portion of the Carson Terminal Assets Acquisition, and to pay a portion of the fees and expenses related to the offering of the Senior Notes due 2021. The Senior Notes due 2021 have no sinking fund requirements.  We may redeem some or all of the Senior Notes due 2021, prior to October 15, 2016, at a make-whole price plus accrued and unpaid interest, if any. On or after October 15, 2016, the Senior Notes due 2021 may be redeemed at premiums equal to 104.594% through October 15, 2017; 103.063% from October 15, 2017 through October 15, 2018; 101.531% from October 15, 2018 through October 15, 2019; and at par thereafter, plus accrued and unpaid interest in all circumstances. We will have the right to redeem up to 35% of the aggregate principal amount at 106.125% percent of face value with proceeds from certain equity issuances through October 15, 2016. The Senior Notes due 2021 were subject to a registration rights agreement under which we agreed to exchange the notes for registered publicly-traded notes having substantially identical terms as the Senior Notes due 2021. The Senior Notes due 2021 also contain customary terms, events of default and covenants for an issuance of non-investment debt grade securities. The Senior Notes due 2021 are unsecured and guaranteed by all of our domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer of the Senior Notes due 2021, and are non-recourse to Tesoro, except for TLGP.

Exchange Offer. On September 12, 2013, the Partnership completed an offer to exchange its existing unregistered Senior Notes due 2020 and Senior Notes due 2021 (the “Unregistered Notes”) for an equal principal amount of 5.875% Senior Notes due 2020 and 6.125% Senior Notes due 2021 (the “Exchange Notes”), respectively, that were registered under the Securities Act of 1933, as amended. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the Unregistered Notes for which they were exchanged, except that the Exchange Notes generally are not subject to transfer restrictions. The exchange offer fulfills all of the requirements of the registration rights agreements for the Unregistered Notes.

Subsidiary Guarantors. The parent company of the Partnership has no independent assets or operations. The Partnership’s operations are conducted by its 100%-owned guarantor subsidiaries, other than Tesoro Logistics Finance Corp., an indirect 100%-owned subsidiary of the Partnership whose sole purpose is to act as co-issuer of any debt securities. The guarantees are full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture. There are no significant restrictions on the ability of the Partnership or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of the Partnership or a guarantor represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE H - COMMITMENTS AND CONTINGENCIES

Commitments

As part of the Northwest Products System Acquisition, we were assigned a grant of easement for right-of-way with the Bureau of Indian Affairs, U.S. Department of Interior, that provides us a right-of-way for transmission of petroleum products over the lands of the Fort Hall Indian Reservation. The easement is valid for, and will be amortized over, a 20-year period beginning November 14, 2013 and terminating on November 13, 2033. The total cost for this grant of easement for right-of-way is $8.5 million, of which $4.5 million had been paid by Chevron prior to closing the Northwest Products System Acquisition and is recorded in other noncurrent assets in our condensed consolidated balance sheet as of September 30, 2013. The remaining future commitment of $4.0 million assumed by TLLP is payable annually in $1.0 million installments due each November through 2016.

Indemnification

Under the Amended Omnibus Agreement and the Carson Contribution, Conveyance and Assumption Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro. Under the Amended Omnibus Agreement, with respect to assets that we acquired from Tesoro, excluding the Carson Terminal Assets, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of closing. Tesoro retained responsibility for remediation of known environmental liabilities due to the use or operation of the Carson Terminal Assets prior to the acquisition, and has indemnified the Partnership for any losses incurred by the Partnership arising out of those remediation obligations. The indemnification for unknown Pre-Closing remediation liabilities is limited to five years. Indemnification of the Carson Terminal Assets environmental liabilities is not subject to a deductible.

Under the Amended Omnibus Agreement, the aggregate annual deductible for each type of liability (unknown environmental liabilities or title matters) is $0.6 million, as of September 30, 2013, before we are entitled to indemnification in any calendar year in consideration of the initial assets and all subsequent acquisitions from Tesoro, with the exception of the Carson Terminal Assets Acquisition. In addition, with respect to the assets that we acquired from Tesoro, we have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Initial Offering, and the subsequent acquisitions, and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities. See Note C for additional information regarding the Amended Omnibus Agreement.

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

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Environmental Obligations

The Partnership is subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites.

On March 18, 2013, Chevron detected and responded to the Diesel Pipeline Release on the Northwest Products System. As a result of this release, the CAO was issued on March 22, 2013 by the Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation. In addition, on April 11, 2013, the Department of Environmental Quality, Division of Water Quality, of the State of Utah issued a Notice of Violation and Compliance Order. In accordance with the sale and purchase agreements, as amended, for a period of two years, Chevron has retained financial and operational responsibility to remediate the site of the Diesel Pipeline Release, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident. The Partnership assumed responsibility for performing additional testing and associated pipeline repairs on the pipeline pursuant to the CAO upon closing the Northwest Products System Acquisition.

In connection with the Northwest Products System Acquisition, our condensed consolidated balance sheet as of September 30, 2013 included $9.8 million related to the CAO, which is included in accrued environmental liabilities, and $4.7 million included in other noncurrent liabilities, the majority of which is unrelated to the CAO. Our environmental liabilities are based primarily on estimates using third-party assessments and available information to date. It is possible these estimates will change as additional information becomes available.

In September 2013, the Partnership responded to a High Plains System crude oil pipeline release of approximately 20,000 barrels in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The affected segment of the pipeline was temporarily shut down and the release was stopped. Repairs on the affected segment have been completed, and the pipeline was restarted following authorization from the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”), and their issuance of a Safety Order. The Partnership recognized an estimated $3.6 million of environmental liabilities associated with the Crude Oil Pipeline Release, which is included in accrued environmental liabilities in our condensed consolidated balance sheet as of September 30, 2013. The related cost is included in operating and maintenance expense in our condensed statements of combined consolidated operations for the three and nine months ended September 30, 2013. Costs to comply with the Safety Order are not expected to have a material adverse effect on our financial condition, results of operations or liquidity. PHMSA is continuing its investigation of the incident.

Other than described above, we did not have any other outstanding lawsuits, administrative proceedings or governmental investigations as of September 30, 2013.

NOTE I - EQUITY

We had 28,993,092 common public units outstanding as of September 30, 2013. Additionally, Tesoro owned 2,729,476 of our common units, 15,254,890 of our subordinated units and 958,587 of our general partner units (the 2% general partner interest) as of September 30, 2013, which together constitutes a 40% ownership interest in us.

The table below summarizes changes in the number of units outstanding from December 31, 2012 through September 30, 2013 (in units):

	Common	Subordinated	General Partner	Total
Balance at December 31, 2012	20,495,254	15,254,890	729,596	36,479,740
Equity offering (a)	9,775,000	—	199,490	9,974,490
Unit-based compensation awards (b)	6,753	—	—	6,753
Units issued for the Carson Terminal Assets Acquisition	1,445,561	—	29,501	1,475,062
Balance at September 30, 2013	31,722,568	15,254,890	958,587	47,936,045
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

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The summarized changes in the carrying amount of our equity are as follows (in thousands):

	Partnership
	Common	Subordinated	General Partner	Total
Balance at December 31, 2012	$153,037	$(144,162)	$(26,998)	$(18,123)
Allocation of net assets acquired by the unitholders	391,043	—	7,980	399,023
Equity offering, net of issuance costs	397,169	(5,268)	7,998	399,899
Quarterly distributions	(45,334)	(22,463)	(5,215)	(73,012)
Distributions to unitholders and general partner related to acquisitions	(533,120)	—	(10,880)	(544,000)
Net income attributable to partners	34,542	17,285	7,077	58,904
Other	5,258	214	188	5,660
Balance at September 30, 2013	$402,595	$(154,394)	$(19,850)	$228,351

Issuance of Additional Securities. Our partnership agreement authorizes us to issue an unlimited number of additional partnership securities for consideration, and on the terms and conditions determined by our general partner, without the approval of the unitholders. Costs associated with the issuance of securities are allocated to all unitholders’ capital accounts based on their ownership interest at the time of issuance.

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

The following table presents the allocation of the general partner’s interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to partners	$21,053	$15,578	$58,904	$40,219
General partner’s IDRs	(3,206)	(541)	(6,019)	(644)
Net income available to partners	$17,847	$15,037	$52,885	$39,575
General partner’s ownership interest	2.0%	2.0%	2.0%	2.0%
General partner’s allocated interest in net income	$357	$301	$1,058	$792
General partner’s IDRs	3,206	541	6,019	644
Total general partner’s interest in net income	$3,563	$842	$7,077	$1,436

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash distributions. Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive.

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Unit	Total Cash Distribution including general partner IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2012	$0.4725	$22,911	February 14, 2013	February 4, 2013
March 31, 2013	0.49	23,976	May 14, 2013	May 3, 2013
June 30, 2013	0.51	26,108	August 14, 2013	August 2, 2013
September 30, 2013 (c)	0.5450	29,396	November 14, 2013	November 4, 2013
_____________
(c) This distribution was declared on October 24, 2013 and will be paid on the date of distribution.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three and nine months ended September 30, 2013 and 2012 (in thousands). Our distributions are declared subsequent to quarter end; therefore, the table represents total cash distributions applicable to the period in which the distributions are earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
General partner’s distributions:
General partner’s distributions	$587	$299	$1,589	$795
General partner’s IDRs	3,206	541	6,019	644
Total general partner’s distributions	3,793	840	7,608	1,439

Limited partners’ distributions:
Common	17,289	9,185	48,303	21,363
Subordinated	8,314	6,941	23,569	18,954
Total limited partners’ distributions	25,603	16,126	71,872	40,317
Total Cash Distributions	$29,396	$16,966	$79,480	$41,756

NOTE J - EQUITY-BASED COMPENSATION

Unit-based compensation expense related to the Partnership that was included in our condensed statements of combined consolidated operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Performance phantom units	$439	$104	$1,280	$726
Service phantom units	51	47	144	137
Total Unit-Based Compensation Expense	$490	$151	$1,424	$863

Performance Phantom Unit Awards. We granted 66,000 performance phantom unit awards at a grant date fair value of $42.70 in February 2013. The estimated fair value of these awards is amortized over a three-year vesting period using the straight-line method. Total unrecognized compensation cost related to our nonvested performance phantom units totaled $2.7 million as of September 30, 2013, which is expected to be recognized over a weighted-average period of 25 months.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Service Phantom Unit Awards. We granted approximately 3,500 service phantom unit awards at a grant date fair value of $48.70 in February 2013. The estimated fair value of these awards is amortized over a one-year vesting period using the straight-line method. Total unrecognized compensation cost related to our nonvested service phantom units totaled $0.1 million as of September 30, 2013, which is expected to be recognized over a weighted-average period of 6 months.

NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash activities include interest paid, net of capitalized interest, of $13.2 million and $1.7 million for the nine months ended September 30, 2013 and 2012, respectively. Supplemental disclosure of non-cash activities is as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Assets received for deposit paid in prior period	$40,000	$—
Capital expenditures included in accounts payable	11,938	10,623
Capital lease obligations	5,026	—
Working capital requirements retained by Sponsor	—	1,743

NOTE L - SEGMENT DISCLOSURES

Our revenues are derived from two operating segments: Crude Oil Gathering and Terminalling, Transportation and Storage. The recently acquired operations of the Carson Terminal Assets and the Northwest Products System are reported in our Terminalling, Transportation and Storage segment. Our Crude Oil Gathering segment consists of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana. Our Terminalling, Transportation and Storage segment consists of:

•	the Northwest Products Pipeline;

•	a jet fuel pipeline to the Salt Lake City International Airport;

•	16 refined products and storage terminals in the western and midwestern U.S.;

•	two storage facilities in Southern California and Salt Lake City, Utah;

•	two marine terminals in California;

•	a rail-car unloading facility in Washington; and

•	other pipelines which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City and Los Angeles.

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

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital expenditures by operating segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Capital Expenditures
Crude Oil Gathering	$17,261	$4,219	$36,130	$13,168
Terminalling, Transportation and Storage	4,081	21,518	17,691	62,130
Total Capital Expenditures	$21,342	$25,737	$53,821	$75,298

Identifiable assets by operating segment were as follows (in thousands):

Identifiable Assets	September 30, 2013	December 31, 2012
Crude Oil Gathering	$124,696	$87,194
Terminalling, Transportation and Storage	992,881	205,246
Other	88,075	70,738
Total Identifiable Assets	$1,205,652	$363,178

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Crude Oil Gathering:
Affiliate	$23,332	$20,724	$65,238	$50,662
Third-party	544	123	1,274	360
Total Crude Oil Gathering	23,876	20,847	66,512	51,022
Terminalling, Transportation and Storage:
Affiliate (a)	55,626	18,517	115,714	47,390
Third-party	14,275	4,589	23,048	10,689
Total Terminalling, Transportation and Storage	69,901	23,106	138,762	58,079
Total Segment Revenues	$93,777	$43,953	$205,274	$109,101

OPERATING AND MAINTENANCE EXPENSES
Crude Oil Gathering	$16,493	$13,393	$41,848	$31,571
Terminalling, Transportation and Storage	24,511	7,148	42,880	21,112
Total Segment Operating and Maintenance Expenses	$41,004	$20,541	$84,728	$52,683

IMBALANCE SETTLEMENT LOSSES (GAINS)
Crude Oil Gathering (b)	$806	$(1,364)	$(2,118)	$(3,860)
Terminalling, Transportation and Storage	(1,965)	(1,280)	(4,041)	(3,831)
Total Segment Imbalance Settlement Gains	$(1,159)	$(2,644)	$(6,159)	$(7,691)

DEPRECIATION AND AMORTIZATION EXPENSES
Crude Oil Gathering	$1,026	$916	$3,061	$2,482
Terminalling, Transportation and Storage	12,002	2,517	20,386	6,641
Total Segment Depreciation and Amortization Expenses	$13,028	$3,433	$23,447	$9,123

GENERAL AND ADMINISTRATIVE EXPENSES
Crude Oil Gathering	$866	$1,046	$2,321	$2,364
Terminalling, Transportation and Storage	3,090	1,119	5,871	2,484
Total Segment General and Administrative Expenses	$3,956	$2,165	$8,192	$4,848

LOSS ON ASSET DISPOSALS
Crude Oil Gathering	$—	$—	$—	$—
Terminalling, Transportation and Storage	13	21	177	257
Total Segment Loss on Asset Disposals	$13	$21	$177	$257

OPERATING INCOME
Crude Oil Gathering	$4,685	$6,856	$21,400	$18,465
Terminalling, Transportation and Storage	32,250	13,581	73,489	31,416
Total Segment Operating Income	36,935	20,437	94,889	49,881
Unallocated general and administrative expenses	(3,598)	(2,086)	(12,019)	(6,710)
Interest and financing costs, net	(12,284)	(1,810)	(24,459)	(3,360)
Interest income	—	—	493	—
NET INCOME	$21,053	$16,541	$58,904	$39,811
____________

(a)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling, Transportation and Storage segment for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition.

(b) Imbalance settlement losses in the three months ended September 30, 2013 primarily relate to the Crude Oil Pipeline Release.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this report to “Tesoro Logistics LP,” “TLLP,” “the Partnership,” “we,” “us” or “our” refer to Tesoro Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless the context otherwise requires, references in this report to “Tesoro” or our “Sponsor” refer collectively to Tesoro Corporation and any of its subsidiaries, other than Tesoro Logistics LP, its subsidiaries and its general partner.
In 2013 we entered into a transaction with Tesoro and our general partner, Tesoro Logistics GP, LLC (“TLGP”), pursuant to which TLLP acquired from Tesoro six marketing and storage terminals located in Southern California and certain assets and properties related thereto (the “Carson Terminal Assets”) effective June 1, 2013 (the “Carson Terminal Assets Acquisition”). In addition, we acquired a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington (the “Northwest Products Pipeline”), a jet fuel pipeline to the Salt Lake City International Airport and the Boise and Pocatello, Idaho and Pasco, Washington refined products terminals (collectively, the “Northwest Products System”) on June 19, 2013 (the “Northwest Products System Acquisition”) from Chevron Pipe Line Company and Northwest Terminalling Company (collectively, “Chevron”).

In 2012, we entered into the following transactions with Tesoro and TLGP, pursuant to which we acquired from Tesoro: the Martinez crude oil marine terminal assets (collectively, the “Martinez Crude Oil Marine Terminal”), effective April 1, 2012 (the “Martinez Marine Terminal Acquisition”); the Long Beach marine terminal and related short-haul pipelines, including the Los Angeles short-haul pipelines (collectively, the “Long Beach Assets”), effective September 14, 2012 (the “Long Beach Assets Acquisition”); and the Anacortes rail car unloading facility assets (collectively, the “Anacortes Rail Facility”), effective November 15, 2012 (the “Anacortes Rail Facility Acquisition”). These transactions and the Carson Terminal Assets Acquisition (collectively referred to as “Acquisitions from Tesoro”) were transfers between entities under common control. Accordingly, the financial information of TLLP contained herein has been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Tesoro for the three and nine months ended September 30, 2012 with the exception of the Carson Terminal Assets since they were not operated by Tesoro prior to their acquisition by TLLP.

We refer to the historical results of the Martinez Crude Oil Marine Terminal, the Long Beach Assets and the Anacortes Rail Facility, prior to each acquisition date, collectively as our “Predecessors.” The results of the Acquisitions from Tesoro and the Northwest Products System Acquisition are included in the Terminalling, Transportation and Storage segment. Our financial results may not be comparable as our Predecessors recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See “Factors Affecting the Comparability of Our Financial Results” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on page 42 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

OVERVIEW AND BUSINESS STRATEGY

We are a fee-based, growth-oriented Delaware limited partnership formed by Tesoro to own, operate, develop and acquire logistics assets. Our logistics assets are integral to the success of Tesoro’s refining and marketing operations and are used to gather crude oil and to distribute, transport and store crude oil and refined products. Our assets are categorized into a Crude Oil Gathering segment and a Terminalling, Transportation and Storage segment. Our Crude Oil Gathering segment consists of a crude oil gathering system (the “High Plains System”) in the Bakken Shale/Williston Basin area of North Dakota and Montana (the “Bakken Region”).
Our Terminalling, Transportation and Storage segment consists of:

•	a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington (the “Northwest Products Pipeline”);

•	a jet fuel pipeline to the Salt Lake City International Airport;

•	16 refined products and storage terminals in the western and midwestern U.S.;

•	two storage facilities in Southern California and Salt Lake City, Utah;

•	two marine terminals in California;

•	a rail-car unloading facility in Washington; and

•	other pipelines which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City and Los Angeles.

As part of our strategy to make capital investments to expand our existing asset base, we purchased the Carson Terminal Assets, effective June 1, 2013, in exchange for total consideration of $640.0 million, comprised of $544.0 million in cash financed with borrowings under our amended revolving credit facility (the “Revolving Credit Facility”) and the remaining $96.0 million in partnership units. The equity was comprised of 1,445,561 common units and 29,501 general partner units. The Carson Terminal Assets were part of BP’s Southern California refining and marketing business that Tesoro acquired on June 1, 2013 and include six marketing and storage terminals located in Southern California and certain assets and properties related thereto. The Carson Terminal Assets Acquisition occurred immediately after Tesoro’s acquisition of the assets from BP.

On June 19, 2013, TLLP acquired the Northwest Products System consisting of the Northwest Products Pipeline and a jet fuel pipeline to the Salt Lake City International Airport. It also includes the Boise and Pocatello, Idaho and Pasco, Washington refined products terminals. The Northwest Products System Acquisition is consistent with our business strategy to pursue accretive acquisitions of complementary assets and provides an opportunity to provide additional fee-based logistics services to Tesoro and third parties. The Northwest Products Pipeline provides interstate service that is subject to regulation by the Federal Energy Regulatory Commission (FERC) and is subject to the same FERC-related risks as our High Plains pipeline system that are discussed on pages 29-30 of our Annual Report on Form 10-K for the year ended December 31, 2012.

The purchase price for the Northwest Products System was $354.8 million. The amount paid at closing was reduced by an advance deposit of $40.0 million that was paid at the time the asset purchase and sale agreements were executed. The Partnership financed the acquisition with proceeds from its registered public offering of common units in January 2013 (the “January Offering”).

In accordance with the amended asset sale and purchase agreements, Chevron retained financial and operational responsibility to remediate the site of the release of diesel fuel that occurred at the Northwest Products System near Willard, Utah on March 18, 2013 (the “Diesel Pipeline Release”) for a period of two years, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident.

Our financial information includes the historical results of our Predecessors (for the three and nine months ended September 30, 2012) and the results of TLLP (for all periods presented). The financial statements of our Predecessors have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. Most notably, this applies to the revenue associated with the terms of the commercial agreements as our Predecessors did not record revenues for transactions with Tesoro in the Terminalling, Transportation and Storage segment for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition.

We generate revenue by charging fees for gathering, transporting and storing crude oil and for terminalling, transporting and storing crude oil and refined products. Since we do not own any of the crude oil or refined products that we handle nor engage in the trading of crude oil or refined products, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customers’ operations. For the three and nine months ended September 30, 2013, 84% and 88% of our total revenues, respectively, were derived from Tesoro under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

Strategy and Objectives

Our primary business objectives are to maintain stable cash flows and to increase our quarterly cash distribution per unit over time. We intend to accomplish these objectives by executing the following strategies:

•	focus on opportunities to provide committed fee-based logistics services to Tesoro and third parties;

•
evaluate investment opportunities that may arise from the growth of Tesoro’s refining and marketing business or from increased third-party activity to make capital investments to expand our existing asset base;

•	pursue accretive acquisitions of complementary assets from Tesoro as well as third parties; and

•	seek to enhance the profitability of our existing assets by pursuing opportunities to add Tesoro and third-party volumes, improve operating efficiencies and increase utilization.

Since the closing of the initial public offering (the “Initial Offering”) in April 2011, we have been implementing our strategy discussed above, which has allowed us to increase our distributions per limited partner unit by 20% over the last year. Relative to these goals, in 2013, we have:

•
completed the Carson Terminal Assets Acquisition, effective June 1, 2013, which provides approximately 225,000 barrels per day (“bpd”) of terminal throughput capacity and adds approximately 6.4 million barrels of total storage capacity, including 4.5 million barrels dedicated to commercial storage capacity;

•
completed the Northwest Products System Acquisition, effective June 19, 2013, which provides approximately 65,000 bpd of terminal throughput capacity and is expected to add transportation throughput capacity of approximately 85,000 bpd and total storage capacity of 1.3 million barrels;

•	increased our terminal volumes by expanding capacity at our Stockton, Vancouver and Mandan terminals; and

•
reversed a segment of our High Plains pipeline to allow for the optimization of the pipeline’s capacity to meet shipper demand to transport crude oil from areas of increasing production to new outlets.

In the future, we intend to continue to implement this strategy and have announced plans to:

•
expand our assets on the High Plains System in support of growing third-party demand for transportation services and Tesoro’s increased demand for Bakken crude oil in the mid-continent and west coast refining systems, including:

◦	increasing utilization of our proprietary truck fleet, which should generate cost and operating efficiencies;

◦	increasing tank capacity to provide new storage services to shippers;

◦	adding other origin and destination points on the High Plains System to increase volumes; and

◦	expanding capacity on the recently reversed segment of our High Plains pipeline.

•	increase our terminalling volumes by expanding capacity and growing our third-party services at certain of our terminals;

•	optimize Tesoro volumes and grow third-party volumes at our recently acquired Carson Terminal Assets;

•	complete the construction of a waxy crude oil unloading facility in Salt Lake City; and

•
complete additional acquisitions of assets included in the integrated logistics system Tesoro acquired from BP on June 1, 2013. These assets include two marine terminals, a marine storage terminal, a products terminal, a coke handling and storage facility, and over 100 miles of pipelines. The estimated value of those assets is now expected to be in the range of $600.0 million to $700.0 million. Although Tesoro has indicated it will offer us these assets, it is not obligated to do so, and we are not obligated to purchase the assets.

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

We entered into or amended the following agreements with Tesoro in 2013:

Amended and Restated Master Terminalling Services Agreement. The Partnership entered into a master terminalling services agreement with Tesoro at the closing of the Initial Offering in April 2011. The agreement was amended and restated on both February 22, 2013 and May 3, 2013, to allow for changes to ancillary services and related costs and fees to be made by purchase orders executed among the parties and to increase the Stockton terminal minimum throughput by 8,400 barrels per day.

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

Master Terminalling and Services Agreement - Southern California. The Partnership entered into a ten-year master terminalling services agreement for Southern California (the “MTSA-Southern California”) with Tesoro at the closing of the Carson Terminal Assets Acquisition on June 1, 2013. Tesoro has the option to extend the term for up to two renewal terms of five years each. Pursuant to the MTSA-Southern California, Tesoro pays the Partnership fees for certain terminalling, storage and ancillary services at the Partnership’s Colton, Hynes, Hathaway, San Diego and Vinvale terminals, which were acquired as part of the Carson Terminal Assets Acquisition.

Carson Storage Services Agreement. The Partnership entered into a ten-year storage services agreement (the “CSSA”) with Tesoro with respect to the Carson crude oil terminal, which was acquired as part of the Carson Terminal Assets Acquisition on June 1, 2013. Tesoro has the option to extend the term for up to two renewal terms of five years each. Under the CSSA, Tesoro pays the Partnership fees for storage and handling services for crude oil, refinery feedstocks and refined products at the Carson crude oil terminal.

Second Amended and Restated Omnibus Agreement. The Partnership entered into an omnibus agreement with Tesoro at the closing of the Initial Offering. The agreement has been amended for each acquisition from Tesoro including the most recent June 1, 2013 amendment, which was entered into in connection with the Carson Terminal Assets Acquisition (the “Amended Omnibus Agreement”). In addition, the schedules to the Amended Omnibus Agreement were amended and restated (the “Amended Omnibus Schedules”), effective June 1, 2013. The Amended Omnibus Schedules include the Carson Terminal Assets, establish indemnification by Tesoro for certain matters including environmental, title and tax matters associated with the Carson Terminal Assets and increase the annual administrative fee payable by the Partnership to Tesoro under the Amended Omnibus Agreement from $2.5 million to $4.0 million.

Amended and Restated Operational Services Agreement. The Partnership entered into an operational services agreement with Tesoro at the closing of the Initial Offering, which has subsequently been amended for each acquisition from Tesoro (the “Amended Operational Services Agreement”). The schedules to the Amended Operational Services Agreement were most recently amended on June 1, 2013, in connection with the Carson Terminal Assets Acquisition, to include the Carson Terminal Assets, which increased the annual fee we pay to Tesoro for certain operational services by $1.6 million to $3.5 million.

Non-GAAP Financial Measures

Our management uses a variety of financial and operating measures to analyze operating segment performance. To supplement our financial information presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), our management uses additional measures that are known as “non-GAAP” financial measures in its evaluation of past performance and prospects for the future. These measures are significant factors in assessing our operating results and profitability and include earnings before interest, income taxes, depreciation and amortization expenses (“EBITDA”), adjusted EBITDA and distributable cash flow.

We define EBITDA as net income before depreciation and amortization expenses, net interest and financing costs and interest income. We define adjusted EBITDA as EBITDA plus costs incurred for the inspection and maintenance program associated with the Northwest Products System. We define distributable cash flow as adjusted EBITDA less maintenance capital expenditures and net interest and financing costs, plus reimbursement by Tesoro for certain maintenance capital expenditures and other reimbursements by Tesoro, non-cash unit-based compensation expense, loss on asset disposals, the change in deferred revenue and interest income. EBITDA, adjusted EBITDA and distributable cash flow are not measures prescribed by U.S. GAAP but are supplemental financial measures that are used by management and may be used by external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

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

We believe that the presentation of EBITDA and adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. The U.S. GAAP measures most directly comparable to EBITDA and adjusted EBITDA are net income and net cash from operating activities. The amounts included in the calculation of EBITDA are derived from amounts separately presented in our condensed combined consolidated financial statements. EBITDA and adjusted EBITDA should not be considered as alternatives to U.S. GAAP net income or net cash from operating activities. EBITDA and adjusted EBITDA have important limitations as analytical tools, because they exclude some, but not all, items that affect net income and net cash from operating activities.

We believe that the presentation of distributable cash flow will provide useful information to investors as it is widely accepted financial indicator used by investors to compare partnership performance, as it provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating. The U.S. GAAP measure most directly comparable to distributable cash flow is net income.

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

RESULTS OF OPERATIONS

A discussion and analysis of the factors contributing to our results of operations presented below includes the combined financial results of our Predecessors for the three and nine months ended September 30, 2012 and the consolidated financial results of TLLP for all periods presented. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Combined Overview

The following table and discussion is a summary of our results of operations for the three and nine months ended September 30, 2013 and 2012, including a reconciliation of EBITDA to net income and net cash from operating activities and adjusted EBITDA and distributable cash flow to net income (in thousands, except unit and per unit amounts). Our financial results may not be comparable as our Predecessors recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See “Factors Affecting the Comparability of Our Financial Results” in our Annual Report on Form 10-K for the year ended December 31, 2012 for further information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES		(including Predecessors)		(including Predecessors)
Crude Oil Gathering	$23,876	$20,847	$66,512	$51,022
Terminalling, Transportation and Storage (a)	69,901	23,106	138,762	58,079
Total Revenues	93,777	43,953	205,274	109,101
COSTS AND EXPENSES
Operating and maintenance expenses (b)	39,845	17,897	78,569	44,992
Depreciation and amortization expenses	13,028	3,433	23,447	9,123
General and administrative expenses	7,554	4,251	20,211	11,558
Loss on asset disposals	13	21	177	257
Total Costs and Expenses	60,440	25,602	122,404	65,930
OPERATING INCOME	33,337	18,351	82,870	43,171
Interest and financing costs, net	(12,284)	(1,810)	(24,459)	(3,360)
Interest income	—	—	493	—
NET INCOME	21,053	16,541	58,904	39,811
Loss (income) attributable to Predecessors	—	(963)	—	408
Net income attributable to partners	21,053	15,578	58,904	40,219
General partner’s interest in net income, including incentive distribution rights	(3,563)	(842)	(7,077)	(1,436)
Limited partners’ interest in net income	$17,490	$14,736	$51,827	$38,783

Net income per limited partner unit:
Common - basic	$0.37	$0.55	$1.14	$1.34
Common - diluted	$0.37	$0.54	$1.14	$1.33
Subordinated - basic and diluted	$0.37	$0.41	$1.10	$1.19

Weighted average limited partner units outstanding:
Common units - basic	31,722,523	15,553,113	30,456,062	15,424,700
Common units - diluted	31,828,764	15,663,537	30,549,230	15,513,252
Subordinated units - basic and diluted	15,254,890	15,254,890	15,254,890	15,254,890

EBITDA (c)	$46,365	$21,784	$106,317	$52,294
Adjusted EBITDA (c)	$48,266	$21,784	$108,218	$52,294
Distributable Cash Flow (c)	$33,861	$18,986	$81,787	$46,939

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reconciliation of EBITDA and Distributable Cash Flow to Net Income:		(including Predecessors)		(including Predecessors)
Net income	$21,053	$16,541	$58,904	$39,811
Depreciation and amortization expenses	13,028	3,433	23,447	9,123
Interest and financing costs, net	12,284	1,810	24,459	3,360
Interest income	—	—	(493)	—
EBITDA (c)	$46,365	$21,784	$106,317	$52,294
Inspection and maintenance costs associated with the Northwest Products System	1,901	—	1,901	—
Adjusted EBITDA (c)	$48,266	$21,784	$108,218	$52,294
Maintenance capital expenditures (d)	(3,260)	(4,171)	(9,402)	(6,925)
Interest and financing costs, net	(12,284)	(1,810)	(24,459)	(3,360)
Reimbursement for maintenance capital expenditures (d)	767	2,396	4,354	2,928
Non-cash unit-based compensation expense	490	151	1,408	863
Loss on asset disposals	13	21	177	257
Change in deferred revenue related to shortfall payments	(278)	(88)	206	179
Change in other deferred revenue	147	—	792	—
Interest income	—	—	493	—
Other reimbursements	—	703	—	703
Distributable Cash Flow (c) (e)	$33,861	$18,986	$81,787	$46,939

Reconciliation of EBITDA to Net Cash from Operating Activities:
Net cash from operating activities	$37,396	$21,810	$82,641	$53,671
Changes in assets and liabilities	(2,226)	(1,384)	2,719	(2,953)
Amortization of debt issuance costs	(586)	(280)	(1,408)	(664)
Unit-based compensation expense	(490)	(151)	(1,424)	(863)
Loss on asset disposals	(13)	(21)	(177)	(257)
Interest income	—	—	(493)	—
Interest and financing costs, net	12,284	1,810	24,459	3,360
EBITDA (c)	$46,365	$21,784	$106,317	$52,294
____________

(a)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling, Transportation and Storage segment for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition.

(b)
Operating and maintenance expenses include imbalance settlement gains of $1.2 million and $2.6 million in the three months ended September 30, 2013 and 2012, respectively, and $6.2 million and $7.7 million in the nine months ended September 30, 2013 and 2012, respectively. The decrease in imbalance settlement gains during the three and nine months ended September 30, 2013 was primarily related to the crude oil pipeline release in North Dakota.

(c)	For a definition of EBITDA, adjusted EBITDA and distributable cash flow, see “Non-GAAP Financial Measures.”

(d)	Maintenance capital expenditures include expenditures required to maintain equipment, ensure the reliability, integrity and safety of our tankage and pipelines and address environmental regulations.
(e) Certain prior year balances in the calculation of distributable cash flow have been aggregated or disaggregated in order to conform to the current year presentation.

Summary

Our net income for the three months ended September 30, 2013 (“2013 Quarter”) increased $4.6 million, or 27%, to $21.1 million from $16.5 million for the three months ended September 30, 2012 (“2012 Quarter”). The increase in net income was primarily due to an increase in revenue of $49.8 million to $93.8 million principally attributable to $35.0 million higher revenue under the new commercial agreements entered into in conjunction with the Long Beach Assets Acquisition, Anacortes Rail Facility Acquisition and Carson Terminal Assets Acquisition, $13.6 million higher revenue from the Northwest Products System Acquisition and an increase in throughput volumes in the Crude Oil Gathering segment. The increase in revenue was partially offset by:

•
an increase in operating and maintenance expenses of $21.9 million mainly related to increased labor and operating costs associated with operations at the Northwest Products System, Carson Terminal Assets and Anacortes Rail Facility and higher environmental expense and imbalance losses primarily associated with the crude oil pipeline release in North Dakota (the “Crude Oil Pipeline Release”);

•
an increase in depreciation and amortization expenses of $9.6 million primarily related to additional depreciation expense for the Carson Terminal Assets, Northwest Products System and Anacortes Rail Facility;

•
an increase in general and administrative expenses of $3.3 million, or 78%, primarily related to increased costs associated with operations at the Northwest Products System and Carson Terminal Assets, including $0.7 million of costs related to the transactions and integration of the businesses; and

•
an increase in net interest and financing costs of $10.5 million primarily related to the 5.875% Senior Notes issued in September 2012 (“Senior Notes due 2020”), the 6.125% Senior Notes due 2021 issued on August 1, 2013 (the “Senior Notes due 2021“) and borrowings on the Revolving Credit Facility to fund the Carson Terminal Assets Acquisition.

Our net income for the nine months ended September 30, 2013 (“2013 Period”) increased $19.1 million, or 48%, to $58.9 million from $39.8 million for the nine months ended September 30, 2012 (“2012 Period”). The increase in net income was primarily due to an increase in revenue of $96.2 million, or 88%, to $205.3 million principally attributable to $71.4 million in higher revenue under the new commercial agreements entered into in conjunction with the Acquisitions from Tesoro, $15.3 million higher revenue from the Northwest Products System Acquisition and an increase in throughput volumes in the Crude Oil Gathering segment. The increase in revenue was partially offset by:

•
an increase in operating and maintenance expenses of $33.6 million, or 75%, mainly related to increased labor and operating costs associated with operations at the Northwest Products System, Carson Terminal Assets and Anacortes Rail Facility, higher contract trucking expenses and higher environmental expense and imbalance losses primarily associated with the Crude Oil Pipeline Release;

•
an increase in depreciation and amortization expenses of $14.3 million primarily due to additional depreciation expense for the Carson Terminal Assets, Northwest Products System and Anacortes Rail Facility;

•
an increase in general and administrative expenses of $8.7 million, or 75%, primarily related to increased costs associated with operations at the Northwest Products System and Carson Terminal Assets, including $4.7 million of costs related to the transactions and integration of the businesses; and

•
an increase in net interest and financing costs of $21.1 million primarily related to the Senior Notes due 2020 and 2021 and borrowings on the Revolving Credit Facility to fund the Carson Terminal Assets Acquisition.

In September 2013, the Partnership responded to a High Plains System crude oil pipeline release of approximately 20,000 barrels in a rural field northeast of Tioga, North Dakota. The affected segment of the pipeline was temporarily shut down and the release was stopped. Repairs on the affected segment have been completed, and the pipeline was restarted following authorization from the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and their issuance of a Safety Order. There have been no injuries or known impacts to wildlife or material impacts to the surrounding environment as a result of this incident. Costs related to the Crude Oil Pipeline Release were $4.9 million during the three and nine months ended September 30, 2013, including environmental accruals and imbalance losses, which are recorded in operating and maintenance expense in our condensed statements of combined consolidated operations. The Safety Order requires that we continue to implement a number of actions, both in progress and planned prior to the incident, on timeframes specified in the order, and that we improve certain other aspects of our operations. Costs to comply with the Safety Order are not expected to have a material adverse effect on our financial condition, results of operations or liquidity. PHMSA is continuing its investigation of the incident.

The Partnership maintains a pollution liability insurance policy, which is subject to a $1.0 million deductible and a $25.0 million limit. We have notified the insurance carrier of this incident, and we expect to be reimbursed for environmental liabilities in excess of the deductible.

Crude Oil Gathering Segment

The following table and discussion is an explanation of our results of operations of the Crude Oil Gathering segment for the three and nine months ended September 30, 2013 and 2012 (in thousands, except barrel and per barrel amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Pipeline revenues	$10,683	$9,193	$29,172	$23,822
Trucking revenues	13,193	11,654	37,340	27,200
Total Revenues	23,876	20,847	66,512	51,022
COSTS AND EXPENSES
Operating and maintenance expenses (a)	17,299	12,029	39,730	27,711
Depreciation and amortization expenses	1,026	916	3,061	2,482
General and administrative expenses	866	1,046	2,321	2,364
Total Costs and Expenses	19,191	13,991	45,112	32,557
CRUDE OIL GATHERING SEGMENT OPERATING INCOME	$4,685	$6,856	$21,400	$18,465
VOLUMES (bpd)
Pipeline throughput (b)	90,995	69,147	84,663	62,973
Average pipeline revenue per barrel (c)	$1.28	$1.45	$1.26	$1.38
Trucking volume	47,414	42,821	44,930	34,543
Average trucking revenue per barrel (c)	$3.02	$2.96	$3.04	$2.87
_____________

(a)
Operating and maintenance expenses include imbalance settlement losses of $0.8 million and gains of $1.4 million for the three months ended September 30, 2013 and 2012, respectively, and gains of $2.1 million and $3.9 million in the nine months ended September 30, 2013 and 2012, respectively.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Volumes. Average pipeline throughput volumes increased 21,848 bpd, or 32%, in the 2013 Quarter primarily as a result of demand driven by the expansion at Tesoro’s North Dakota refinery, shipments to new destinations, and the High Plains pipeline reversal. Trucking throughput volumes increased 4,593 bpd, or 11%, as a result of growth of our trucking operations in support of Tesoro’s strategy to move Bakken crude oil to its North Dakota refinery and alternate locations.

Financial Results. Pipeline revenues increased $1.5 million, or 16%, and trucking revenues increased $1.5 million, or 13%, compared to the 2012 Quarter primarily as a result of higher pipeline throughput and trucking volumes.

Operating and maintenance expenses increased $5.3 million, or 44%, to $17.3 million in the 2013 Quarter compared to $12.0 million in the 2012 Quarter. This increase is mainly attributable to $4.9 million in costs associated with the Crude Oil Pipeline Release, including environmental accruals and imbalance losses.

Depreciation and amortization expenses increased $0.1 million, or 12%, to $1.0 million in the 2013 Quarter compared to $0.9 million in the 2012 Quarter as minor amounts of assets were placed in service since the 2012 Quarter.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Volumes. Average pipeline throughput volumes increased 21,690 bpd, or 34%, in the 2013 Period primarily as a result of demand driven by the expansion at Tesoro’s North Dakota refinery, shipments to new destinations, and the High Plains pipeline reversal. Trucking throughput volumes increased 10,387 bpd, or 30%, as a result of growth of our trucking operations in support of Tesoro’s strategy to move Bakken crude oil to its North Dakota refinery and alternate locations.

Financial Results. Pipeline and trucking revenues increased $5.4 million, or 22%, and $10.1 million, or 37%, respectively, compared to the 2012 Period primarily as a result of higher pipeline throughput and trucking volumes.

Operating and maintenance expenses increased $12.0 million, or 43%, to $39.7 million in the 2013 Period compared to $27.7 million in the 2012 Period predominantly attributable to increased costs of $5.6 million associated with trucking operations including labor costs, contract hauler expenses, vehicle lease payments and fuel expense. These increases are a result of increased throughput on the High Plains System and the growth of our trucking operations including our proprietary truck fleet. In addition, $4.9 million in costs associated with the Crude Oil Pipeline Release, including environmental accruals and imbalance losses, contributed to the increase during the 2013 Period.

Depreciation and amortization expenses increased $0.6 million, or 23%, to $3.1 million in the 2013 Period compared to $2.5 million in the 2012 Period primarily related to assets placed in-service including pump upgrades at Dunn Center, North Dakota, which was completed in conjunction with Tesoro’s expansion of its North Dakota refinery in 2012 and gathering line connections on the High Plains System.

Terminalling, Transportation and Storage Segment

The following table and discussion is an explanation of our results of operations of the Terminalling, Transportation and Storage segment, including the results of the Acquisitions from Tesoro and the Northwest Products System, for the three and nine months ended September 30, 2013 and 2012 (in thousands, except barrel and per barrel amounts). Our financial information includes the historical results of our Predecessors (for the three and nine months ended September 30, 2012) and the results of TLLP (for all periods presented). See “Factors Affecting the Comparability of Our Financial Results” in our Annual Report on Form 10-K for the year ended December 31, 2012 for further information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES (a)		(including Predecessors)		(including Predecessors)
Terminalling revenues	$51,323	$19,887	$110,745	$48,804
Pipeline transportation revenues	11,578	1,838	16,419	5,216
Storage revenues	7,000	1,381	11,598	4,059
Total Revenues	69,901	23,106	138,762	58,079
COSTS AND EXPENSES
Operating and maintenance expenses (b)	22,546	5,868	38,839	17,281
Depreciation and amortization expenses	12,002	2,517	20,386	6,641
General and administrative expenses	3,090	1,119	5,871	2,484
Loss on asset disposals	13	21	177	257
Total Costs and Expenses	37,651	9,525	65,273	26,663
TERMINALLING, TRANSPORTATION AND STORAGE SEGMENT OPERATING INCOME	$32,250	$13,581	$73,489	$31,416
VOLUMES (bpd)
Terminalling throughput	606,977	378,909	478,305	331,260
Average terminalling revenue per barrel (a) (c)	$0.92	$0.57	$0.85	$0.54
Pipeline transportation throughput	173,111	90,286	116,686	92,124
Average pipeline transportation revenue per barrel (a) (c)	$0.73	$0.22	$0.52	$0.21
Storage capacity reserved (shell capacity barrels)	2,777,000	878,000	1,729,000	878,000
Storage revenue per barrel on shell capacity (per month) (c)	$0.84	$0.52	$0.75	$0.51

____________

(a)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling, Transportation and Storage segment for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition. Volumes for all periods presented include both affiliate and third-party throughput.

(b)
Operating and maintenance expenses include imbalance settlement gains of $2.0 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively, and $4.1 million and $3.8 million in the nine months ended September 30, 2013 and 2012, respectively.

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

 Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Volumes. Terminalling throughput volumes increased 228,068 bpd, or 60%, in the 2013 Quarter compared to the 2012 Quarter primarily related to the terminals acquired in the Carson Terminal Assets Acquisition and the Northwest Products System Acquisition, additional throughput at the Anacortes Rail Facility and expanded capacity at our Stockton, Vancouver and Mandan terminals. Pipeline transportation throughput volumes increased 82,825 bpd, or 92%, in the 2013 Quarter compared to the 2012 Quarter as a result of additional volumes from the Northwest Products System. Average monthly reserved storage capacity increased 1,899,000 barrels in the 2013 Quarter compared to the 2012 Quarter as a result of the CSSA with Tesoro that went into effect at the time of the Carson Terminal Assets Acquisition.

Financial Results. Revenues increased $46.8 million, to $69.9 million in the 2013 Quarter compared to $23.1 million in the 2012 Quarter primarily as a result of the new terminalling and storage services agreements, and related increases of revenue over the 2012 Quarter that went into effect in connection with the Carson Terminal Assets Acquisition of $23.4 million, the Northwest Products System Acquisition of $13.6 million, the Anacortes Rail Facility Acquisition of $6.5 million and the Long Beach Assets Acquisition of $5.1 million. Our Predecessors did not record revenue for intercompany terminalling, storage and pipeline transportation services; therefore, there was no revenue recognized on throughput from Tesoro prior to the effective dates of the acquisitions.

Operating and maintenance expenses increased $16.6 million to $22.5 million in the 2013 Quarter from $5.9 million in the 2012 Quarter primarily as a result of operating expenses of $9.0 million, $7.2 million and $1.3 million incurred at the Carson Terminal Assets, the Northwest Products System and the Anacortes Rail Facility, respectively. Operating and maintenance expenses on the Northwest Products System include $1.9 million of costs which are part of our detailed inspection and maintenance program for the Northwest Products Pipeline.

Depreciation and amortization expenses increased $9.5 million to $12.0 million in the 2013 Quarter from $2.5 million in the 2012 Quarter primarily attributable to $4.5 million, $3.6 million and $0.8 million in depreciation expense related to the Carson Terminal Assets, Northwest Products System and Anacortes Rail Facility, respectively.

General and administrative expense increased $2.0 million to $3.1 million in the 2013 Quarter compared to $1.1 million in the 2012 Quarter due to increased allocated employee related costs associated with our recently acquired assets.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Volumes. Terminalling throughput volumes increased 147,045 bpd, or 44%, in the 2013 Period compared to the 2012 Period primarily related to the terminals acquired in the Carson Terminal Assets Acquisition and the Northwest Products System Acquisition, additional throughput at the Anacortes Rail Facility and expanded capacity at our Stockton, Vancouver and Mandan terminals. Demand in the 2013 Period was higher due to a turnaround at Tesoro’s Martinez refinery in the 2012 Period. Pipeline transportation throughputs increased 24,562 bpd, or 27%, in the 2013 Period compared to the 2012 Period as a result of additional volumes from the Northwest Products System. Average monthly reserved storage capacity increased 851,000 barrels in the 2013 Period compared to the 2012 Period as a result of the CSSA with Tesoro that went into effect at the time of the Carson Terminal Assets Acquisition.

Financial Results. Revenues increased $80.7 million to $138.8 million in the 2013 Period compared to $58.1 million in the 2012 Period primarily attributable to the new terminalling and storage services agreements, and related increases of revenue over the 2012 Period that went into effect in connection with the Carson Terminal Assets Acquisition of $30.6 million, the Long Beach Assets Acquisition of $19.2 million, the Anacortes Rail Facility Acquisition of $17.7 million, the Northwest Products System Acquisition of $15.3 million and the Martinez Marine Terminal Acquisition of $3.8 million. Our Predecessors did not record revenue for intercompany terminalling, storage and pipeline transportation services; therefore, there was no revenue recognized on throughput from Tesoro prior to the acquisitions.

Operating and maintenance expenses increased $21.5 million to $38.8 million in the 2013 Period from $17.3 million in the 2012 Period primarily as a result of operating expenses of $11.6 million, $7.6 million and $3.7 million incurred at the Carson Terminal Assets, the Northwest Products System and the Anacortes Rail Facility, respectively. Operating and maintenance expenses on the Northwest Products System include $1.9 million of costs which are part of our detailed inspection and maintenance program for the Northwest Products Pipeline.

Depreciation and amortization expenses increased $13.8 million to $20.4 million in the 2013 Period compared to $6.6 million in the 2012 Period primarily attributable to $6.1million, $4.3 million and $2.3 million in depreciation expense related to the Carson Terminal Assets, Northwest Products System and Anacortes Rail Facility, respectively.

General and administrative expenses increased $3.4 million to $5.9 million in the 2013 Period compared to $2.5 million in the 2012 Period due to increased allocated employee related costs associated with our recently acquired assets.

CAPITAL RESOURCES AND LIQUIDITY

Our primary cash requirements are for funding capital expenditures, meeting operational needs and paying distributions to our partners. The Partnership expects our ongoing sources of liquidity to include cash generated from operations, reimbursement for certain maintenance capital expenditures, borrowings under our Revolving Credit Facility and issuances of debt and additional equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements, debt servicing requirements, acquisition-related needs and funding at least the minimum quarterly cash distributions.  We intend to pay a quarterly distribution of at least $0.3375 per unit per quarter, which equates to $16.2 million per quarter, or $64.7 million per year, based on the number of common, subordinated and general partner units outstanding. We do not have a legal obligation to pay this distribution.

Under a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) in 2012, we have the ability to raise up to an additional $322.1 million for common units representing limited partner interests. Additionally, we filed a shelf registration statement with the SEC on January 7, 2013 to provide the ability to raise an unlimited amount of common units through one or more prospectus supplements.

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

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution including general partner IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2012	$0.4725	$1.89	$22,911	February 14, 2013	February 4, 2013
March 31, 2013	0.49	1.96	23,976	May 14, 2013	May 3, 2013
June 30, 2013	0.51	2.04	26,108	August 14, 2013	August 2, 2013
September 30, 2013 (a)	0.5450	2.18	29,396	November 14, 2013	November 4, 2013
____________
(a) This distribution was declared on October 24, 2013 and will be paid on the date of distribution.

Overview

Our total debt at September 30, 2013 was comprised of the following (in thousands):

Debt, including current maturities:	September 30, 2013
Revolving Credit Facility	$—
5.875% TLLP Senior Notes due 2020	350,000
6.125% TLLP Senior Notes due 2021	550,000
Capital lease obligations	8,808
Total Debt	$908,808

Revolving Credit Facility

We amended our Revolving Credit Facility on both January 4, 2013 and May 22, 2013 (the “May Amendment”). As of September 30, 2013, our Revolving Credit Facility provided for total loan availability of $575.0 million, and we are allowed to request that the loan availability be increased up to an aggregate of $650.0 million, subject to receiving increased commitments from the lenders. The Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings are available under the Revolving Credit Facility up to the total loan availability of the facility.

We had no borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused loan availability of $574.7 million, or 99%, of the borrowing capacity as of September 30, 2013. The Revolving Credit Facility is scheduled to mature on December 31, 2017.

The Revolving Credit Facility, at September 30, 2013, was subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
TLLP Revolving Credit Facility (a)	0.18%	2.25%	3.25%	1.25%	0.375%
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

The Revolving Credit Facility and our Senior Notes due 2020 and 2021 contain covenants that, among other things, limit or restrict the Partnership’s ability (as well as the ability of our subsidiaries) to engage in certain activities. The May Amendment to the Revolving Credit Facility modified the definition of Consolidated EBITDA and the calculation of the Consolidated Leverage Ratio used for our financial covenant calculations under the Revolving Credit Facility covenants. There have been no other changes in these covenants from those described in the Annual Report on 10-K for the year ended December 31, 2012. We do not believe that these limitations will restrict our ability to pay distributions. Additionally, the Revolving Credit Facility contains covenants that require TLLP to maintain certain interest coverage and leverage ratios. We submit compliance certifications to the bank quarterly, and we were in compliance with our debt covenants as of September 30, 2013.

Senior Notes due 2021

Effective August 1, 2013, the Partnership completed a private offering of $550.0 million aggregate principal amount of the Senior Notes due 2021.  The proceeds of this offering were used to repay the amounts outstanding under our Revolving Credit Facility, which amounts were used to fund a portion of the Carson Terminal Assets Acquisition, and to pay a portion of the fees and expenses related to the offering of the Senior Notes due 2021. The Senior Notes due 2021 have no sinking fund requirements.  We may redeem some or all of the Senior Notes due 2021, prior to October 15, 2016, at a make-whole price plus accrued and unpaid interest, if any. On or after October 15, 2016, the Senior Notes due 2021 may be redeemed at premiums equal to 104.594% through October 15, 2017; 103.063% from October 15, 2017 through October 15, 2018; 101.531% from October 15, 2018 through October 15, 2019; and at par thereafter, plus accrued and unpaid interest in all circumstances. We will have the right to redeem up to 35% of the aggregate principal amount at 106.125% percent of face value with proceeds from certain equity issuances through October 15, 2016. The Senior Notes due 2021 were subject to a registration rights agreement under which we agreed to exchange the notes for registered publicly-traded notes having substantially identical terms as the Senior Notes due 2021. The Senior Notes due 2021 also contain customary terms, events of default and covenants for an issuance of non-investment debt grade securities. The Senior Notes due 2021 are unsecured and guaranteed by all of our domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer of the Senior Notes due 2021, and are non-recourse to Tesoro, except for TLGP.

Exchange Offer

On September 12, 2013, the Partnership completed an offer to exchange its existing unregistered Senior Notes due 2020 and Senior Notes due 2021 (the “Unregistered Notes”) for an equal principal amount of 5.875% Senior Notes due 2020 and 6.125% Senior Notes due 2021 (the “Exchange Notes”), respectively, that were registered under the Securities Act of 1933, as amended. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the Unregistered Notes for which they were exchanged, except that the Exchange Notes generally are not subject to transfer restrictions. The exchange offer fulfills all of the requirements of the registration rights agreements for the Unregistered Notes.

Cash Flow Summary

Components of our cash flows are set forth below (in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash Flows From (Used In):
Operating Activities	$82,641	$53,671
Investing Activities	(361,311)	(63,693)
Financing Activities (a)	324,461	46,970
Increase in Cash and Cash Equivalents	$45,791	$36,948
____________
(a) Cash flows from financing activities include amounts distributed to Tesoro for the Carson Terminal Assets Acquisition in the 2013 Period and the Martinez Marine Terminal Acquisition and the Long Beach Assets Acquisition in the 2012 Period as these transactions represent distributions to our unitholders.

Operating Activities. Net cash from operating activities increased $28.9 million to $82.6 million in the 2013 Period compared to $53.7 million for the 2012 Period. The increase in net cash from operating activities was primarily attributable to higher net income as a result of our Acquisitions from Tesoro and the increase in revenue associated with the commercial agreements that went into effect on the acquisition dates and an increase in revenue as a result of the Northwest Products System Acquisition. This increase was partially offset by an increase in cash paid for interest costs during the 2013 Period as compared to the 2012 Period related to the issuance of the Senior Notes due 2020 and 2021.

Investing Activities. Net cash used in investing activities for the 2013 Period increased $297.6 million to $361.3 million compared to $63.7 million in the 2012 Period. We paid $314.8 million upon closing the Northwest Products System Acquisition in addition to the advance deposit of $40.0 million that was paid in December 2012 upon execution of the asset purchase and sale agreements. Capital expenditures in the 2013 Period decreased compared to the 2012 Period as a result of 2012 Predecessor spending on the construction of the Anacortes Rail Facility as discussed in “Capital Expenditures” below. As the Acquisitions from Tesoro were transactions between entities under common control, we recorded the cash payments for the assets as distributions which are presented in financing activities.

Financing Activities. Net cash provided by financing activities increased $277.5 million in the 2013 Period to $324.5 million compared to $47.0 million for the 2012 Period. The net cash provided by financing activities in the 2013 Period included net proceeds of $391.3 million resulting from the January Offering and $8.3 million in net proceeds from the offering of general partner units to Tesoro. In addition, we borrowed $544.0 million under our Revolving Credit Facility, which was utilized to fund the cash payment for the Carson Terminal Assets Acquisition and is treated as a cash distribution to Tesoro for accounting purposes. We received $550.0 million proceeds from the private offering of the Senior Notes due 2021 which we used to repay the amounts outstanding under our Revolving Credit Facility. We paid quarterly cash distributions totaling $73.0 million in the 2013 Period, and we paid $12.5 million in financing costs during the 2013 Period related to the January and May Amendments to the Revolving Credit Facility, the private offering of the Senior Notes due 2021 and the exchange offer completed in September 2013.

Capital Expenditures

The Partnership’s operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations as well as to maintain assets and ensure regulatory compliance. The cost estimates described below are subject to further review, analysis and permitting requirements and include estimates for capitalized interest and labor. Our capital requirements consist of maintenance and expansion capital expenditures. Maintenance capital expenditures include expenditures required to maintain equipment reliability and integrity and to address regulatory compliance. Expansion capital expenditures include expenditures to purchase or construct new assets and to expand existing facilities or services that may increase throughput capacity on our pipelines and in our terminals or increase storage capacity or other services at our storage and terminalling facilities.

Capital expenditures during the 2013 Quarter and 2012 Quarter were $21.3 million and $25.7 million, respectively. Capital spending during the 2013 Period and 2012 Period was $53.8 million and $75.3 million, respectively. Included in 2012 spending were $13.6 million and $50.9 million related to our Predecessors for the three and nine months ended September 30, 2012, respectively. The outlook for 2013 capital expenditures includes approximately $80.0 million for both maintenance and expansion capital projects, which has been adjusted from the estimate reported in our Annual Report on Form 10-K the year ended December 31, 2012 to include capital spending on the High Plains reversal project and the recently acquired assets. The outlook was decreased from the amount reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 as a result of deferred spending on our High Plains project, lower capital requirements on the recently acquired assets in the 2013 Period than we initially estimated and resource reallocation in response to the Crude Oil Pipeline Release. For the remainder of 2013, we estimate that total capital expenditures will be approximately $26.0 million for both maintenance and expansion capital projects, which includes projects to expand our crude oil gathering capabilities and terminalling capacity. We anticipate that these capital expenditures will be funded primarily with cash generated from operations and borrowings under our Revolving Credit Facility.

The following table is a summary of our capital expenditures for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expansion	$18,082	$21,566	$44,419	$68,373
Maintenance	3,260	4,171	9,402	6,925
Total Capital Expenditures	$21,342	$25,737	$53,821	$75,298

The following tables summarize our capital expenditures for the three and nine months ended September 30, 2012, disaggregated to present capital expenditures for our Predecessors and of TLLP (in thousands):

			Three Months Ended September 30, 2012 Total Tesoro Logistics LP
	Tesoro Logistics LP (Partnership) (a)	Predecessors
Expansion	$8,331	$13,235	$21,566
Maintenance	3,793	378	4,171
Total Capital Expenditures	$12,124	$13,613	$25,737

			Nine Months Ended September 30, 2012 Total Tesoro Logistics LP
	Tesoro Logistics LP (Partnership) (a)	Predecessors
Expansion	$19,479	$48,894	$68,373
Maintenance	4,907	2,018	6,925
Total Capital Expenditures	$24,386	$50,912	$75,298
_____________
(a) See “Non-GAAP Financial Measures” for information regarding the presentation of our disaggregated capital expenditures and exclusion of certain predecessor information.

Our full-year expected and 2013 quarter and period actual capital expenditures are comprised of the following project categories at September 30, 2013:

Project Category	Percent of 2013 Quarter Capital Expenditures	Percent of 2013 Period Capital Expenditures	Percent of 2013 Expected Capital Expenditures
Expansion	85%	83%	81%
Maintenance	15%	17%	19%

Maintenance capital expenditures. Maintenance capital expenditures in the 2013 Period increased $2.5 million to $9.4 million compared to $6.9 million in the 2012 Period primarily related to various projects on the High Plains System and at the Martinez Crude Oil Marine Terminal and Long Beach terminal.

We estimate that our maintenance capital expenditures for the remainder of 2013 will be approximately $5.5 million, approximately $4.0 million net of capital reimbursements from Tesoro, and will primarily be used to increase the reliability of our Terminalling, Transportation and Storage assets and Crude Oil Gathering assets.

Expansion capital expenditures. Our overall expansion capital expenditure plan in the Crude Oil Gathering segment is to grow our High Plains System through projects that facilitate expanding our existing capacity, adding origins and destinations and lowering our overall costs. Our overall expansion capital expenditure plan in the Terminalling, Transportation and Storage segment focuses on projects that increase our terminalling volumes by expanding terminalling capacity and expanding the services offered at our terminals.

Expansion capital expenditures in the 2013 Period decreased $24.0 million to $44.4 million compared to $68.4 million in the 2012 Period. Excluding 2012 Predecessor capital expenditures of $48.9 million principally attributable to the construction of the Anacortes Rail Facility, our expansion capital expenditures in the 2013 Period increased $24.9 million primarily related to the High Plains reversal project and expansion of our terminals. The capital expenditures for our Terminalling, Transportation and Storage segment in the 2013 Period were primarily to expand the terminalling capacity and services at several of our terminals. We estimate that our expansion capital expenditures for the remainder of 2013 will be approximately $20.5 million.

The following describes our expansion capital expenditures plan, which is subject to further review and analysis and includes estimates for capitalized interest and labor costs (in millions):

	Expansion Capital Expenditures 2013 Period	Expected Capital Expenditures for Remainder of 2013	Expected In-service Date
OPERATING SEGMENTS
CRUDE OIL GATHERING
High Plains reversal project (a)	$6.2	$5.5	2014
Various growth plan projects (b)	27.5	8.5	2013-2014
CRUDE OIL GATHERING SEGMENT EXPANSION PROJECTS	$33.7	$14.0

TERMINALLING, TRANSPORTATION AND STORAGE
Stockton terminal expansion (c)	$4.0	$—	Complete
Terminal expansion projects (d)	6.7	6.5	2013-2014
TERMINALLING, TRANSPORTATION AND STORAGE SEGMENT EXPANSION PROJECTS	10.7	6.5
TOTAL EXPANSION PROJECTS	$44.4	$20.5
_____________

(a)
The High Plains reversal project is expected to drive higher throughput on the pipeline by optimizing the pipeline’s capacity to meet shipper demand to transport crude oil from areas of increasing production to new destination.  The project is expected to cost approximately $35.0 million and be completed in 2014.

(b)
Includes various projects to expand our pipeline gathering system, increase our ability to deliver volumes to Tesoro's North Dakota refinery and to third-party destinations and provide storage services.

(c)
The Stockton terminal expansion added storage capacity that will allow for an increase in volume delivered through the terminal for a total investment of approximately $11.5 million. The project was completed in the second quarter of 2013.

(d)	The terminal expansion projects include approximately $13.2 million of capital in 2013 for projects to expand the throughput capacity and offer additional services at several of our terminals.

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

Future expenditures may be required to comply with the federal, state and local environmental requirements for our various sites, including our storage facilities, pipelines and refined products terminals. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our financial position, results of operations and liquidity. Tesoro indemnifies us for certain of these costs as described in the Amended Omnibus Agreement.

Environmental Liabilities.  Contamination resulting from spills of crude oil and refined products is not unusual within the petroleum refining, terminalling and pipeline industries. Historic spills along our pipelines, and in our gathering systems and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater. Site conditions, including soils and groundwater, are being evaluated at our properties where releases of hydrocarbons and other wastes have occurred. A number of our properties have known hydrocarbon or other hazardous material contamination in the soil and groundwater. See our discussion of the Amended Omnibus Agreement below for more information regarding the indemnification of certain environmental matters.

Under the Amended Omnibus Agreement and the Carson Contribution, Conveyance and Assumption Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro. Under the Amended Omnibus Agreement, with respect to assets that we acquired from Tesoro, excluding the Carson Terminal Assets, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of closing. Tesoro retained responsibility for remediation of known environmental liabilities due to the use or operation of the Carson Terminal Assets prior to the acquisition (“Pre-Closing”), and has indemnified the Partnership for any losses incurred by the Partnership arising out of those remediation obligations. The indemnification for unknown Pre-Closing remediation liabilities is limited to five years. Indemnification of the Carson Terminal Assets environmental liabilities is not subject to a deductible.

Under the Amended Omnibus Agreement, the aggregate annual deductible for each type of liability (unknown environmental liabilities or title matters) is $0.6 million, as of September 30, 2013, before we are entitled to indemnification in any calendar year in consideration of the initial assets and all subsequent acquisitions from Tesoro, with the exception of the Carson Terminal Assets Acquisition. In addition, with respect to the assets that we acquired from Tesoro, we have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Initial Offering, and the subsequent acquisitions, and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities.

The Partnership has been party to contingent loss matters, including environmental matters, arising in the ordinary course of business. The outcome of these matters cannot always be accurately predicted, but the Partnership has recognized liabilities for these matters based on estimates and applicable accounting guidelines and principles.  These liabilities were based on engineering estimates, expected timing, extent of remedial actions required by governing agencies and experience gained from similar sites for which environmental assessments or remediation have been completed. It is possible that the estimates will change and that remediation costs could be adjusted as more information becomes available.

On March 18, 2013, Chevron detected and responded to the Diesel Pipeline Release on the Northwest Products System. As a result of this release, a Corrective Action Order, (the “CAO”), was issued on March 22, 2013 by the Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation. In addition, on April 11, 2013, the Department of Environmental Quality, Division of Water Quality, of the State of Utah issued a Notice of Violation and Compliance Order. In accordance with the sale and purchase agreements, as amended, for a period of two years, Chevron has retained financial and operational responsibility to remediate the site of the Diesel Pipeline Release, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident. The Partnership assumed responsibility for performing additional testing and associated pipeline repairs on the pipeline pursuant to the CAO upon closing the Northwest Products System Acquisition.

We expect to spend approximately $15.0 million to $25.0 million over the next two years to perform a detailed inspection and maintenance program, including costs to perform repairs as a result of the inspection, which is intended to improve the integrity of the Northwest Products Pipeline. This includes the costs to comply with the CAO and also costs expected for inspections and repairs on other sections of the pipeline. We spent $4.0 million under this inspection and maintenance program in the three and nine months ended September 30, 2013. Our condensed consolidated balance sheet as of September 30, 2013, included $9.8 million in accruals related to the CAO, which is included in accrued environmental liabilities, and $4.7 million included in other noncurrent liabilities, the majority of which is unrelated to the CAO. Our environmental liabilities are based primarily on estimates using third-party assessments and available information to date. It is possible these estimates will change as additional information becomes available.

In September 2013, the Partnership responded to a High Plains System crude oil pipeline release of approximately 20,000 barrels in a rural field northeast of Tioga, North Dakota. The affected segment of the pipeline was temporarily shut down and the release was stopped. Repairs on the affected segment have been completed, and the pipeline was restarted following authorization from PHMSA and their issuance of a Safety Order. There have been no injuries or known impacts to wildlife or material impacts to the surrounding environment as a result of this incident. The Partnership recognized an estimated $3.6 million of environmental liabilities associated with the Crude Oil Pipeline Release, which is included in accrued environmental liabilities in our condensed consolidated balance sheet as of September 30, 2013. The related cost is included in operating and maintenance expense in our condensed statements of combined consolidated operations for the three and nine months ended September 30, 2013. PHMSA is continuing its investigation of the incident.

The Partnership maintains a pollution liability insurance policy, which is subject to a $1.0 million deductible and a $25.0 million limit. We have notified the insurance carrier of this incident, and we expect to be reimbursed for environmental liabilities in excess of the deductible.

Other than described above, we did not have any other outstanding lawsuits, administrative proceedings or governmental investigations as of September 30, 2013.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including information incorporated by reference) includes and references “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, expectations regarding revenues, cash flows, capital expenditures and other financial items. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations and profitability. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q, which speak only as of the date the statements were made.

Although we believe the assumptions upon which these forward-looking statements are made are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	the suspension, reduction or termination of Tesoro’s obligation under our commercial agreements and our operational services agreement;

•	changes in global economic conditions and the effects of the global economic downturn on Tesoro’s business and the business of its suppliers, customers, business partners and credit lenders;

•
changes in the expected spending related to the responsibility the Partnership assumed for performing testing and associated pipeline repairs pursuant to the Corrective Action Order in the Northwest Products System Acquisition;

•	a material decrease in Tesoro’s profitability;

•	a material decrease in the crude oil produced in the Bakken Region;

•	disruptions due to equipment interruption or failure at our facilities, Tesoro’s facilities or third-party facilities on which Tesoro’s business is dependent;

•	changes in the expected benefits and timing of our transactions relating to our acquisitions from Tesoro and third parties including Chevron;

•
changes in the expected benefits from the Carson Terminal Assets Acquisition or changes in the timing, value of assets and benefits from the anticipated offer from Tesoro Refining & Marketing Company LLC (“TRMC”) to us of the remaining portion of the integrated logistics system that TRMC acquired as part of its acquisition of the Carson refining and marketing business;

•	the risk of contract cancellation, non-renewal or failure to perform by Tesoro’s customers, and Tesoro’s inability to replace such contracts and/or customers;

•	Tesoro’s ability to remain in compliance with the terms of its outstanding indebtedness;

•	the timing and extent of changes in commodity prices and demand for Tesoro’s refined products;

•	actions of customers and competitors;

•	changes in our cash flow from operations;

•
state and federal environmental, economic, health and safety, energy and other policies and regulations, including those related to climate change and any changes therein, and any legal or regulatory investigations, delays or other factors beyond our control;

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined products;

•	earthquakes or other natural disasters affecting operations;

•	changes in capital requirements or in execution of planned capital projects;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	changes in the cost or availability of third-party vessels, pipelines and other means of delivering and transporting crude oil, feedstocks and refined products;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	weather conditions affecting our or Tesoro’s operations or the areas in which Tesoro markets its refined products;

•	seasonal variations in demand for refined products;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any accruals, which affect us or Tesoro;

•	risks related to labor relations and workplace safety;

•	changes in insurance markets impacting costs and the level and types of coverage available; and

•	political developments.

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

Interest Rate Risk

We utilize fixed-rate long-term debt obligations and other borrowings, which are subject to market risk from changes in interest rates. Changes in interest rates affect the interest expense we incur on our variable-rate debt, and the fair value of our fixed-rate debt. These changes also affect the rates used to discount liabilities, which could result in lower or higher asset retirement obligation accretion expense over time. The fair value of our fixed-rate long-term debt was estimated using quoted market prices, and the carrying value and fair value of our total debt were $908.8 million and $916.5 million, respectively, at September 30, 2013, and $354.0 million and $368.7 million, respectively, at December 31, 2012. Since the debt that we incur under our revolving credit facility bears interest at a variable rate, it exposes us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. As of September 30, 2013, we had no borrowings under our amended revolving credit facility. Any change in interest rates would affect cash flows, but not the fair value of the debt we incur under our amended revolving credit facility.

We do not currently have in place any hedges or forward contracts to reduce our exposure to interest rate risks; however, we continue to monitor the market and our exposure, and in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) is accumulated and appropriately communicated to management. We acquired the Carson terminal assets from Tesoro and Chevron Pipe Line Company’s and Northwest Terminalling Company’s northwest products system assets during June 2013 (together, the “Acquired Businesses”) as more fully described in Note B to the Condensed Combined Consolidated Financial Statements in Part I, Item I of this report. We are integrating the acquired operations, internal controls and processes, as well as extending to the Acquired Businesses our Section 404 compliance program under the Sarbanes-Oxley Act of 2002. There have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. We carried out an evaluation required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the reporting period. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although Tesoro Logistics LP (the “Partnership”) may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or statements of cash flows. We are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 6. EXHIBITS

(a)Exhibits

Exhibit Number	Description of Exhibit

2.1
Amendment to Northwest Products System - Terminal Interests Asset Sale and Purchase Agreement, dated as of March 28, 2013, by and between Tesoro Logistics Operations LLC and Northwest Terminalling Company (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on April 1, 2013, File No. 1-35143).

2.2
Amendment to Northwest Products Pipeline System Asset Sale and Purchase Agreement, dated as of March 28, 2013, by and between Tesoro Logistics Northwest Pipeline LLC and Chevron Pipe Line Company (incorporated by reference herein to Exhibit 2.2 to the Partnership’s Current Report on Form 8-K filed on April 1, 2013, File No. 1-35143).

2.3
Contribution, Conveyance and Assumption Agreement, dated as of May 17, 2013, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on May 17, 2013, File No. 1-35143).

2.4
Agreement Concerning Northwest Products System Asset Sale and Purchase Agreements among Chevron Pipe Line Company, Northwest Terminalling Company, Tesoro Logistics Northwest Pipeline LLC and Tesoro Logistics Operations LLC, dated as of May 17, 2013 (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on May 20, 2013, File No. 1-35143).

3.1
Amendment No. 4 to the Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of June 1, 2013, between Tesoro Corporation and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed on June 3, 2013, File No. 1-35143).

4.1
Indenture, dated as of August 1, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference herein to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on August 2, 2013, File No. 1-35143).

4.2
Registration Rights Agreement, dated as of August 1, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference herein to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K filed on August 2, 2013, File No. 1-35143).

10.1
Second Amended and Restated Trucking Transportation Services Agreement, dated as of March 26, 2013, among Tesoro Logistics Operations, LLC and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on April 1, 2013, File No. 1-35143).

10.2
Second Amended and Restated Master Terminalling Services Agreement, dated as of May 3, 2013, among Tesoro Refining and Marketing Company LLC, Tesoro Alaska Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, File No. 1-35143).

10.3
Amendment No. 1 to Credit Agreement, dated as of May 22, 2013, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, letter of credit issuer and lender, the other lenders party thereto, and the subsidiaries of Tesoro Logistics LP party thereto (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on May 23, 2013, File No. 1-35143).

10.4
Amendment No. 1 to the Second Amended and Restated Omnibus Agreement, dated as of June 1, 2013, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP, and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on June 3, 2013, File No. 1-35143).

Exhibit Number	Description of Exhibit
10.5
Amended and Restated Schedules to the Second Amended and Restated Omnibus Agreement, dated as of June 1, 2013, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP, and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on June 3, 2013, File No. 1-35143).

10.6
Amendment and Restatement of Schedules to the Amended and Restated Operational Services Agreement, dated as of June 1, 2013, among Tesoro Companies, Inc., Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC and Tesoro High Plains Pipeline Company LLC (incorporated by reference herein to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed on June 3, 2013, File No. 1-35143).

10.7
Master Terminalling Services Agreement - Southern California, dated as of June 1, 2013, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K filed on June 3, 2013, File No. 1-35143).

10.8
Carson Storage Services Agreement, dated as of June 1, 2013, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.5 to the Partnership’s Current Report on Form 8-K filed on June 3, 2013, File No. 1-35143).

10.9
Tesoro Logistics LP Non-Employee Director Compensation Program (incorporated by reference herein to Exhibit 10.9 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 1-35143).

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

TESORO LOGISTICS LP

		By:	Tesoro Logistics GP, LLC
Its general partner

Date:	November 12, 2013	By:	/s/ GREGORY J. GOFF
Gregory J. Goff
Chairman of the Board of Directors and Chief Executive Officer

Date:	November 12, 2013	By:	/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Director, Vice President and Chief Financial Officer