Form 10-K
period 2013-12-31
TESORO LOGISTICS LP
filed 2014-02-24
CIK 1507615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Yes ☐ No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
At June 30, 2013, the aggregate market value of common limited partner units held by non-affiliates of the registrant was approximately $1.75 billion based upon the closing price of its common units on the New York Stock Exchange Composite tape. The registrant had 39,196,247 common units, 15,254,890 subordinated units and 1,110,282 general partner units outstanding at February 18, 2014.
DOCUMENTS INCORPORATED BY REFERENCE: None

TESORO LOGISTICS LP
ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” on page 46.
As used in this Annual Report on Form 10-K, the terms “Tesoro Logistics LP,” “we,” “us” or “our” may refer to Tesoro Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole.

PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Statements in this Annual Report on Form 10-K, that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for a discussion of forward-looking statements and factors that could cause actual outcomes and results to differ materially from those projected.

GENERAL

Tesoro Logistics LP (“TLLP” or the “Partnership”) is a fee-based, growth-oriented Delaware limited partnership formed by Tesoro Corporation and its wholly owned subsidiary, Tesoro Logistics GP, LLC (“TLGP”), our general partner in December 2010 to own, operate, develop and acquire logistics assets. Unless the context otherwise requires, references in this report to “we,” “us,” “our,” or “ours” refer to Tesoro Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless the context otherwise requires, references in this report to “Tesoro” or our “Sponsor” refer collectively to Tesoro Corporation and any of its subsidiaries, other than TLLP, its subsidiaries and its general partner.

Website Access to Reports and Other Information

Our principal executive offices are located at 19100 Ridgewood Parkway, San Antonio, Texas 78259-1828, and our telephone number is (210) 626-6000. Our common units trade on the New York Stock Exchange under the symbol TLLP. We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public on the SEC’s Internet site at http://www.sec.gov and our website at http://www.tesorologistics.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may receive a copy of our Annual Report on Form 10-K, including the financial statements, free of charge by writing to Tesoro Logistics LP, Attention: Investor Relations, 19100 Ridgewood Parkway, San Antonio, Texas 78259-1828. We also post our corporate governance guidelines, code of business conduct and our Board of Directors’ Audit Committee charter on our website.

OVERVIEW

We are a fee-based, growth-oriented Delaware limited partnership formed by Tesoro to own, operate, develop and acquire logistics assets. Our logistics assets are integral to the success of Tesoro’s refining and marketing operations and are used to gather crude oil and to distribute, transport and store crude oil and refined products. Our assets are categorized into a Crude Oil Gathering segment and a Terminalling and Transportation segment.

We generate revenue by charging fees for gathering crude oil and for terminalling, transporting and storing crude oil and refined products. Since we do not own any of the crude oil or refined products that we handle nor engage in the trading of crude oil or refined products, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customers’ operations. In 2013, 87% of our revenue was derived from Tesoro primarily under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

Our Crude Oil Gathering segment consists of a crude oil gathering system (the “High Plains System”) in the Bakken Shale/Williston Basin area of North Dakota and Montana (the “Bakken Region”). Our High Plains System gathers and transports crude oil from various production locations in this area for transportation to Tesoro’s North Dakota refinery and other destinations in the Bakken Region, including export rail terminals and pipelines.

Our Terminalling and Transportation segment consists of:

•
a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a jet fuel pipeline to the Salt Lake City International Airport (the “Northwest Products Pipeline”);

•	20 crude oil and refined products terminals and storage facilities in the western and midwestern U.S.;

•	four marine terminals in California;

•	a rail-car unloading facility in Washington;

•	a petroleum coke handling and storage facility in Los Angeles; and

•	other pipelines which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City and Los Angeles.

See Notes J and N to our consolidated combined financial statements in Item 8 for additional information on our properties and operating segments.

In April 2011, we completed our initial public offering (the “Initial Offering”). The Partnership includes the assets, liabilities and results of operations of certain assets previously operated and owned by Tesoro Alaska Company, Tesoro Refining & Marketing Company LLC (“TRMC”) and Tesoro High Plains Pipeline Company LLC. Prior to completion of the Initial Offering, the assets, liabilities and results of operations of the aforementioned assets related to Tesoro Logistics LP predecessor (the “TLLP Predecessor”). Subsequent to the Initial Offering we have acquired additional assets from Tesoro, and those assets, liabilities and results of operations combined with TLLP Predecessor are collectively referred to as the “Predecessor(s).”

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

2013 Acquisitions

Los Angeles Assets Acquisitions

During 2013, we entered into two transactions with Tesoro and TLGP pursuant to which we acquired assets that were part of BP’s Southern California refining and marketing business acquired by Tesoro on June 1, 2013 (“Tesoro’s Carson Acquisition”). Immediately after Tesoro’s Carson Acquisition, we acquired six marketing terminals and storage facilities located in Southern California and certain assets and properties related thereto (the “Los Angeles Terminal Assets”) from Tesoro (the “Los Angeles Terminal Assets Acquisition”) effective June 1, 2013. We purchased the Los Angeles Terminal Assets in exchange for total consideration of $640.0 million, comprised of $544.0 million in cash and the issuance of equity to Tesoro with a combined fair value of $96.0 million.

On December 6, 2013, we purchased additional logistics assets included in Tesoro’s Carson Acquisition, including two marine terminals, a marine storage terminal, a products terminal, a petroleum coke handling and storage facility, over 100 miles of active crude oil and refined products pipeline and certain assets and properties related thereto located in Southern California (the “Los Angeles Logistics Assets”) from Tesoro (the “Los Angeles Logistics Assets Acquisition”). We purchased the Los Angeles Logistics Assets in exchange for total consideration of $650.0 million, comprised of $585.0 million in cash and the remaining $65.0 million in partnership units. The assets and operations of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets are reported in our Terminalling and Transportation segment.

Northwest Products System Acquisition

On June 19, 2013, we purchased the northwest products system (the “Northwest Products System”) from Chevron Pipe Line Company and Northwest Terminalling Company (collectively, “Chevron”) for a total purchase price of $354.8 million (the “Northwest Products System Acquisition”). The amount paid at closing was reduced by an advance deposit of $40.0 million that was paid at the time the asset purchase and sale agreements were executed in December 2012.

The Northwest Products System consists of the Northwest Products Pipeline and three refined products terminals in Boise and Pocatello, Idaho and Pasco, Washington. The common carrier pipeline receives product from five refineries and one pipeline in the Salt Lake City area and is the primary transportation option from Salt Lake City to Idaho and eastern Washington. The assets and operations of the Northwest Products System are reported in our Terminalling and Transportation segment.

Pursuant to the regulatory review process associated with the Northwest Products System Acquisition, we agreed to divest our legacy refined products terminal in Boise, Idaho (“Boise Terminal”). On December 13, 2013, we entered into an agreement with Sinclair Transportation Company to sell the Boise Terminal for $9.8 million. The sale of the Boise Terminal is expected to occur in the first quarter of 2014.

2012 Acquisitions

In 2012, we entered into the following transactions with Tesoro and TLGP, pursuant to which we acquired from Tesoro: the Martinez crude oil marine terminal assets (collectively, the “Martinez Crude Oil Marine Terminal”), effective April 1, 2012 (the “Martinez Marine Terminal Acquisition”); the Long Beach marine terminal and related short-haul pipelines, including the Los Angeles short-haul pipelines (collectively, the “Long Beach Assets”), effective September 14, 2012 (the “Long Beach Assets Acquisition”); and the Anacortes rail car unloading facility assets (collectively, the “Anacortes Rail Facility”), effective November 15, 2012 (the “Anacortes Rail Facility Acquisition”). These transactions along with the Los Angeles Terminal Assets Acquisition and the Los Angeles Logistics Assets Acquisition are collectively referred to as “Acquisitions from Tesoro.”

Organizational Structure

The following simplified diagram depicts our organizational structure as of December 31, 2013:

Assets and Operations

Our operations are organized into the Crude Oil Gathering segment and the Terminalling and Transportation segment. Revenues related to each segment accounted for the following percentages of our total revenues. The percentages disclosed below include both TLLP and Predecessors’ revenue for all periods presented. We have included information in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II to present the results of our operations for 2013 excluding the results of our Predecessors.

	Year Ended December 31,
	2013	2012	2011
Crude Oil Gathering
Pipeline	13%	21%	31%
Trucking (a)	17%	25%	21%
Terminalling and Transportation (a)
Terminalling	60%	49%	43%
Pipeline transportation	10%	5%	5%
____________

(a)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment or for trucking services in the Crude Oil Gathering segment prior to the Initial Offering or for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition.

The following provides an overview of our assets and operations in relation to the assets of Tesoro:

Crude Oil Gathering

Our High Plains System consists of crude oil pipelines and trucking operations in the Bakken Region. The following table details the average aggregate daily number of barrels of crude oil transported on our High Plains System in each of the periods indicated.

	Year Ended December 31,
	2013	2012	2011	2010	2009
				Predecessors	Predecessors
Crude oil transported through (bpd):
Pipelines (a)	85,572	66,615	57,900	50,695	52,806
Trucking	44,363	37,537	24,059	23,305	22,963
____________

(a) Also includes barrels that were gathered and then delivered into our High Plains pipeline by truck.

Pipeline Operations

We own and operate a common carrier crude oil gathering and transportation system consisting of approximately 700 miles of common carrier pipeline in North Dakota and Montana (the “High Plains Pipeline”), which gathers and transports crude oil. The Partnership transports almost all of the crude oil processed at Tesoro’s North Dakota refinery via the High Plains Pipeline.

In addition, we own a storage facility near the High Plains Pipeline’s Ramberg station in North Dakota (the “Bakken Area Storage Hub”) which provides our customers access to and from multiple pipelines and rail loading facilities in the area. During 2014, we plan to expand this storage facility. See “Capital Resources and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for further discussion of our planned expansion of this storage facility.

The following map shows the locations of the pipelines in our High Plains System, the Bakken Area Storage Hub and related connection points to third-party pipelines.

Trucking Operations

As part of our High Plains System, we own and operate a truck-based crude oil gathering operation. This operation uses a combination of proprietary and third-party trucks, all of which we dispatch and schedule. These trucks gather and transport crude oil from well sites or nearby collection points in the Bakken Region and deliver it to our High Plains Pipeline and third-party destinations. We charge per-barrel tariffs and service fees for picking up and transporting crude oil, for dispatching and scheduling proprietary and third-party trucks and for use of our field unloading tanks.

Terminalling and Transportation

We generate terminalling and transportation revenues by charging our customers fees for:

•	transferring refined products from terminals to trucks, barges and pipelines;

•	delivering crude oil and intermediate feedstocks from vessels to refineries and terminals;

•	transporting refined products for third-parties and Tesoro;

•	unloading crude oil transported by unit train to Tesoro’s Washington refinery;

•	providing ancillary services, including storage, ethanol blending and additive injection, and for barge loading or unloading fees; and

•	providing operational services for Tesoro at our petroleum coke handling and storage facility.

Our refined products terminals are supplied by Tesoro-owned and third-party pipelines, and, in some cases, by truck or barge. Our marine terminals load or unload vessels, our rail car unloading facility receives crude oil transported on unit trains that are leased by Tesoro, and our petroleum coke handling and storage facility receives petroleum coke from Tesoro’s Los Angeles refinery.

Terminalling

The tables below set forth the total average terminalling throughput for our crude oil and refined products terminals for each of the periods presented.

	Year Ended December 31,
	2013	2012	2011	2010	2009
				Predecessors	Predecessors
Throughput by counterparty (bpd):
Tesoro	584,514	270,212	236,747	202,422	214,466
Third parties	128,732	74,219	77,639	70,544	71,788
Total	713,246	344,431	314,386	272,966	286,254
Throughput by location (bpd):
Long Beach, California Marine and Storage Terminals (a)	318,607	120,270	118,260	110,058	112,285
California Terminals and Storage Facilities (b)	147,749	58,480	50,803	43,812	40,763
Martinez, California Marine Terminal	80,472	66,412	62,119	48,958	60,834
Anacortes Rail Facility	46,656	11,259	—	—	—
Idaho Terminals (c)	33,608	16,256	14,661	11,154	11,267
Utah Terminal	26,923	28,998	29,309	25,457	26,802
Washington Terminals (d)	26,181	12,579	11,139	8,432	10,089
North Dakota Terminal	18,415	15,789	13,852	9,963	9,300
Alaska Terminal	14,635	14,388	14,243	15,132	14,914
Total crude oil and refined products	713,246	344,431	314,386	272,966	286,254
____________

(a)
Includes two marine terminals that were acquired in the Los Angeles Logistics Assets Acquisition. As such, 2013 throughput includes predecessor volumes from June 1, 2013 through December 5, 2013 and TLLP volumes from December 6, 2013 through December 31, 2013.

(b)
Includes terminalling throughput from five terminals acquired in the Los Angeles Terminal Assets Acquisition and the Carson products terminal acquired in the Los Angeles Logistics Assets Acquisition. For the Carson products terminal 2013 throughput includes predecessor volumes from June 1, 2013 through December 5, 2013 and TLLP volumes from December 6, 2013 through December 31, 2013.

(c)	Includes the Boise and Pocatello terminals that were acquired in the Northwest Products System Acquisition on June 19, 2013.

(d)	Includes the Pasco terminal that was acquired in the Northwest Products System Acquisition on June 19, 2013.

The following table outlines the locations of our crude oil and refined products terminals and storage facilities and their storage capacities, supply source, mode of delivery and maximum daily available terminalling or loading capacity as of December 31, 2013.

Terminal Location	Products Handled	Total Storage Capacity (Shell barrels) (a)	Dedicated Storage (Shell Barrels) (b)	Supply Source	Mode of Delivery	Daily Available Terminalling Capacity (bpd)
Crude oil and refined products terminals:
Long Beach, California Marine Terminals and Storage Facilities	Crude Oil; Intermediate Feedstocks; Gasoline; Diesel; Jet Fuel	2,324,000	1,996,000	Pipeline; Vessel	Pipeline; Vessel	650,000
California Terminals and Storage Facilities (c)	Crude Oil; Gasoline; Jet Fuel; Diesel	7,282,000	4,846,000	Pipeline; Refinery	Truck; Pipeline	375,600
Martinez, California Marine Terminal	Crude Oil	475,700	—	Vessel	Pipeline	145,000
Anacortes Rail Facility	Crude Oil	—	—	Rail Car	Refinery	50,000
Idaho Terminals	Gasoline; Diesel; Jet Fuel	1,137,000	—	Pipeline	Truck; Pipeline	79,500
Utah Terminals	Gasoline; Diesel; Jet Fuel; Crude Oil Storage	896,000	878,000	Pipeline; Refinery	Truck; Pipeline	42,000
Washington Terminals (d)	Gasoline; Diesel	885,000	—	Pipeline; Barge	Truck; Pipeline; Barge	47,500
North Dakota Terminal	Gasoline; Diesel; Jet Fuel	—	—	Refinery	Truck	28,500
Alaska Terminal (e)	Gasoline; Diesel; Jet Fuel; Aviation Gasoline	883,000	—	Pipeline; Barge	Truck; Barge; Pipeline	63,000
Total crude oil and refined products		13,882,700	7,720,000			1,481,100
____________

(a)	Includes storage capacity for refined products and ethanol only; excludes additive storage for gasoline and diesel.

(b)	Represents dedicated portion of total storage capacity for which we charge a per barrel monthly fee based on storage capacity.

(c)	The California terminals include maximum daily available terminalling capacity of approximately 325,600 bpd by truck and 50,000 bpd by pipeline.

(d)	The Washington terminals include maximum daily available terminalling capacity of approximately 43,000 bpd by truck and 4,500 bpd by barge.
(e) The Alaska terminal includes maximum daily available terminalling capacity of approximately 30,000 bpd by truck, 23,000 bpd by barge and 10,000 bpd by pipeline.

Long Beach, California Marine Terminals and Storage Facility. The Long Beach marine terminals and storage facilities consist of four marine terminals, including one marine storage facility, that support Tesoro’s Los Angeles refinery and third parties. One of the marine terminals was acquired by the Partnership in the Long Beach Assets Acquisition in September 2012. We currently sublease the marine terminal from Tesoro pursuant to a master lease between Tesoro and the City of Long Beach which expires in 2032. The other two marine terminals and the storage facility were included in Los Angeles Logistics Assets Acquisition on December 12, 2013. One of these marine terminals, Berth 121, is capable of handling a two million barrel capacity very large crude carrier. The other marine terminal, Terminal 2, includes a two-vessel berth dock. Tesoro currently leases a portion of Terminal 2 and Berth 121 from the City of Long Beach, under leases that expire 2014 and 2023, respectively. We believe that the lease related to Terminal 2 will be renewed in 2014.

California Terminals and Storage Facilities. We own and operate nine terminals in Southern California, including two storage facilities. We also operate a refined products terminal in Stockton. We lease our Stockton terminal from the Port of Stockton under a five-year lease expiring in 2014. We may renew the lease for up to three additional five-year terms.

Martinez, California Marine Terminal. The Martinez Crude Oil Marine Terminal is located near Tesoro's Martinez refinery and consists of a single-berth dock, storage tanks and related pipelines that receive crude oil from vessels for delivery to Tesoro’s refinery and a third-party terminal. The single-berth dock and related leasehold improvements are situated on an offshore parcel of land that is currently being leased by Tesoro from the California State Lands Commission under a term lease.

Anacortes Rail Facility. The Anacortes Rail Facility in Washington includes a four-track unloading platform with two receiving and two departing tracks capable of handling a 100-car unit train and two additional short track spurs. The facility, which was placed in service in September 2012, has a permitted capacity to unload up to an average of 50,000 bpd of Bakken crude oil to Tesoro's Washington refinery. We entered into an agreement with Tesoro to lease the real property at the Anacortes Rail Facility for a term of ninety-nine years in connection with the Anacortes Rail Facility Acquisition.

Idaho Terminals. We own and operate four terminals in Idaho, including two terminals located in Boise and terminals in Pocatello and Burley. The Boise terminals include a terminal that was acquired on June 19, 2013 in the Northwest Products System Acquisition and our legacy Boise Terminal. We have entered into an agreement to sell our legacy Boise Terminal with storage capacity of 254,000 barrels and maximum daily available terminalling capacity of 22,500 bpd, which is expected to close in the first quarter of 2014. We expect to retain the majority of the throughput that presently moves through our legacy Boise Terminal at our remaining Boise terminal. Refined products received at the Idaho terminals are distributed by Tesoro and third-parties through the truck loading racks.

Utah Terminals. We own and operate a terminal adjacent to Tesoro's Utah refinery in Salt Lake City. The Salt Lake City terminal has the ability to receive refined products directly from Tesoro's Utah refinery via pipeline. Refined products received and ethanol blended into gasoline at this terminal are sold locally and regionally by Tesoro and third parties through our five-bay truck loading rack. We also own and operate a crude oil and refined products storage facility in Salt Lake City with 878,000 barrels of storage capacity. The storage tanks are connected to Tesoro's Utah refinery through our four interconnecting pipelines that run between the two facilities, but are not directly connected to our Salt Lake City terminal. The storage facility supplies crude oil to Tesoro's Utah refinery and receives refined and intermediate products from the refinery.

Washington Terminals. Our Washington terminals consist of two terminals located in Vancouver and Pasco. The Vancouver terminal is leased from the Port of Vancouver under a 10-year lease expiring in 2016, with two 10-year renewal options. We receive gasoline and distillates at this terminal from Tesoro's Washington refinery through a third-party common carrier pipeline. We also have access to a marine dock owned by the Port of Vancouver under a non-preferential berthing agreement which allows us to receive gasoline and distillates from Tesoro's Washington refinery and third-party sources through barge deliveries and to transport those refined products to the terminal on proprietary interconnecting pipelines. Refined products received at this terminal are sold locally by Tesoro and others through our two-bay truck loading rack or through barges loaded at the Port of Vancouver dock.

Our owned and operated Pasco terminal is supplied with refined products from the Northwest Products Pipeline and can receive refined products delivered by barge via the Columbia River. The refined products received by the terminal can be delivered to Spokane, Washington via the Northwest Products Pipeline or distributed via truck from its four-bay truck rack.

North Dakota Terminal. We own and operate a terminal located at Tesoro's refinery in Mandan. The terminal receives product directly from Tesoro's North Dakota refinery.

Alaska Terminal. Our Anchorage terminal is located on property at two adjacent leaseholds within the Port of Anchorage. A portion of the terminal is on land that is leased by Tesoro from the Alaska Railroad Corporation through December 31, 2016. Tesoro may renew the lease for up to two additional five-year terms. We sublease this portion of the terminal from Tesoro under the same expiration and renewal terms. The remainder of the terminal is on land that we lease from the Municipality of Anchorage through June 30, 2014. We expect that the lease will be renewed in the first half of 2014. This terminal has the ability to receive refined products from Tesoro's Alaska refinery through a state-regulated common carrier pipeline owned by Tesoro and from marine vessels through the Port of Anchorage. The terminal also has a rail rack that is leased to a third party. It can hold and unload ten rail cars and is connected to a pipeline that runs to a neighboring third-party jet fuel storage facility. Refined products received at the terminals are sold locally by Tesoro and others through two separate two-bay truck loading racks, through third-party barges loaded at a Port of Anchorage dock or through pipelines to a third-party storage facility.

Carson California Petroleum Coke Handling and Storage Facility. We operate a coke handling and storage facility adjacent to Tesoro’s Los Angeles refinery. The Partnership acquired the coke handling and storage facility from Tesoro in the Los Angeles Logistics Assets Acquisition. Tesoro has committed to throughput 2,600 metric tons per day of petroleum coke at this facility. The facility is located on land leased by the Partnership to Tesoro which lease expires in 2024 and can be renewed by Tesoro for six renewal terms of ten years each.

Transportation

We also own proprietary pipelines in Salt Lake City and Los Angeles that facilitate the transportation of crude oil and refined products between our crude oil and refined products terminals and storage facilities, Tesoro’s Utah and Los Angeles refineries, the Northwest Products System and third-party facilities. The table below sets forth the total average throughput for transportation services on our crude oil and refined products pipelines for each of the periods presented.

	Year Ended December 31,
	2013 (a)	2012	2011	2010	2009
				Predecessors	Predecessors
Transportation volumes (bpd):
Tesoro (b)	134,619	88,857	90,721	84,992	84,022
Third parties	34,668	—	—	—	—
Total	169,287	88,857	90,721	84,992	84,022
____________
(a) Includes throughput from the Northwest Products Pipeline from the June 19, 2013 acquisition date through December 31, 2013.

(b)
Carson transportation pipelines were acquired on June 1, 2013 by Tesoro in Tesoro’s Carson Acquisition; therefore, historical predecessor volumes prior to June 1, 2013 have not been presented. The pipelines were acquired by TLLP in the Los Angeles Logistics Assets Acquisition on December 6, 2013. Throughput includes TLLP volumes from December 6, 2013 through December 31, 2013. Tesoro did not separately track transportation volumes on the pipeline assets acquired in the Los Angeles Logistics Assets Acquisition; therefore, 2013 pipeline volume has not been adjusted to include the activity prior to December 6, 2013.

Commercial Agreements with Tesoro

Tesoro accounted for 87%, 91% and 89% of our total revenues in the years ended December 31, 2013, 2012 and 2011, respectively. No revenue was recorded for the Predecessors for transactions with Tesoro in the Terminalling and Transportation segment or for trucking services in the Crude Oil Gathering segment prior to the April 26, 2011 Initial Offering and the subsequent Acquisitions from Tesoro.

We have various long-term, fee-based commercial agreements with Tesoro under which we provide pipeline transportation, trucking, terminal distribution, storage services and coke handling services to Tesoro. We believe the terms and conditions under these agreements, as well as our other agreements with Tesoro described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. Each of these agreements has fees that are indexed annually for inflation, with the exception of the Second Amended and Restated Trucking Transportation Services Agreement (High Plains System), which allows for a quarterly rate adjustment based on a comparison of competitive rates. These commercial agreements with Tesoro include:

	Initiation Date	Term	Renewals	Termination Provisions
				Refinery Shutdown Notice Period (a)	Force Majeure
Transportation Services Agreement (High Plains Pipeline)	April 2011	10 years	2 x 5 years	12 months	Tesoro Logistics can declare (unilateral)
Second Amended and Restated Trucking Transportation Services Agreement (High Plains System)	April 2011	5 years	1 x 5 years
Second Amended and Restated Master Terminalling Services Agreement	April 2011	10 years	2 x 5 years
Salt Lake City Storage and Transportation Services Agreement	April 2011	10 years	2 x 5 years
Amorco Terminal Use and Throughput Agreement (Martinez Marine)	April 2012	10 years	2 x 5 years
Anacortes Track Use and Throughput Agreement	November 2012	10 years	2 x 5 years	N/A
Carson Storage Services Agreement	June 2013	10 years	2 x 5 years
Amended and Restated Master Terminalling Services Agreement - Southern California	June 2013	10 years	2 x 5 years
Long Beach Storage Services Agreement	December 2013	10 years	2 x 5 years
Transportation Services Agreement (SoCal Pipelines)	December 2013	10 years	2 x 5 years
Carson Coke Handling Services Agreement	December 2013	10 years	2 x 5 years
Amended and Restated Long Beach Berth Access Use and Throughput Agreement (b)	December 2013	10 years	2 x 5 years
Long Beach Berth Throughput Agreement (b)	December 2013	10 years	2 x 5 years
Long Beach Pipeline Throughput Agreement	December 2013	10 years	2 x 5 years
____________
(a) Fixed minimum volumes remain in effect during routine turnarounds.

(b)	Agreement gives Tesoro the option to renew for two five-year terms, or Tesoro may modify the term of the agreements to a twenty-year term by providing notice in accordance with each agreement.

Other Agreements with Tesoro

In addition to the commercial agreements described above, we also have the following agreements with Tesoro:

Second Amended and Restated Omnibus Agreement

The Partnership entered into an omnibus agreement with Tesoro at the closing of the Initial Offering. The agreement has been amended for each of the Acquisitions from Tesoro and was most recently amended on December 6, 2013 in connection with the Los Angeles Logistics Assets Acquisition (the “Amended Omnibus Agreement”). In addition, the schedules to the Amended Omnibus Agreement were amended and restated (the “Amended Omnibus Schedules”), effective December 6, 2013, increasing the annual administrative fee payable by the Partnership to Tesoro under the Amended Omnibus Agreement from $2.5 million as of December 31, 2012 to $5.5 million as of December 31, 2013 for the provision of various general and administrative services, including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, certain insurance coverage, administration and other corporate services. In addition, the Partnership reimburses Tesoro for all other direct or allocated costs and expenses incurred by Tesoro or its affiliates on its behalf.

Under the Amended Omnibus Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro, with the exception of the Los Angeles Terminal Assets Acquisition and Los Angeles Logistics Assets Acquisition, which are covered by the Carson Assets Indemnity Agreement. See Note J to our combined consolidated financial statements in Item 8 for further discussion of the indemnification under the Amended Omnibus Agreement.

Carson Assets Indemnity Agreement

The Partnership entered into the Carson Assets Indemnity Agreement with Tesoro at the closing of the Los Angeles Logistics Assets Acquisition effective December 6, 2013. The Carson Assets Indemnity Agreement establishes indemnification by Tesoro for certain matters including known and unknown environmental liabilities arising out of the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the respective acquisition dates.

Amended and Restated Operational Services Agreement

The Partnership entered into an operational services agreement with Tesoro at the closing of the Initial Offering, which has subsequently been amended for each acquisition from Tesoro (the “Amended Operational Services Agreement”). The schedules to the Amended Operational Services Agreement (the “Amended Operational Services Schedules”) were most recently amended on December 6, 2013, in connection with the Los Angeles Logistics Assets Acquisition. Under the Amended Operational Services Agreement and the Amended Operational Services Schedules, the Partnership and Tesoro reimburse each other with a fee for the provision of certain operational services related to the assets the Partnership has acquired from Tesoro. The total annual fee to the Partnership under the Amended Operational Services Schedules is $1.7 million as of December 31, 2013.

PROPERTIES

Our principal properties are described above in “Assets and Operations” under the captions “Crude Oil Gathering” and “Terminalling and Transportation.” We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. We are the lessee or sub-lessee under a number of cancellable and non-cancellable operating leases for certain properties including land, terminals, right-of-way permits and other operating facilities used in the gathering of crude oil and the terminalling, transporting and storing of crude oil and refined products. See “Contractual Obligations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note J to our combined consolidated financial statements in Item 8 for additional information on future commitments related to our properties.

Under the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement, Tesoro, through certain of its subsidiaries, indemnifies us for certain environmental liabilities and title and tax matters associated with the ownership or operation of our assets and arising at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro.

COMPETITION

Crude Oil Gathering

Although Tesoro Logistics competes for third party shipments of crude oil on our High Plains System, our contractual relationship with Tesoro under our Transportation Services Agreement (High Plains Pipeline System) (the “High Plains Pipeline Transportation Services Agreement”) and our connection to Tesoro’s North Dakota refinery mitigates the amount we are required to compete with other pipelines for Tesoro’s crude oil supply requirements and provides a strong competitive position for the Partnership in the Bakken Region.

Our High Plains System competes with a number of transportation companies for gathering and transporting crude oil produced in the Bakken Region. We may also compete for opportunities to build gathering lines from producers or other pipeline companies. Other companies have existing pipelines that are available to ship crude oil and continue to (or have announced their intent to) expand their pipeline systems in the Bakken Region. We also compete with third-party carriers that deliver crude oil by truck.

Terminalling and Transportation

Our competition primarily comes from independent terminal and pipeline companies, integrated petroleum companies, refining and marketing companies and distribution companies with marketing and trading arms. Competition in particular geographic areas is affected primarily by the volumes of refined products produced by refineries located in those areas, the availability of refined products and the cost of transportation to those areas from refineries located in other areas.

We may compete with third-party terminals for volumes in excess of minimum volume commitments under our commercial agreements with Tesoro and third-party customers as other terminals and pipelines may be able to supply Tesoro’s refineries or end-user markets on a more competitive basis, due to terminal location, price, versatility and services provided. If Tesoro’s customers reduced their purchases of refined products from Tesoro due to the increased availability of less expensive product from other suppliers or for other reasons, Tesoro may only receive or deliver the minimum volumes through our terminals (or pay the shortfall payment if it does not deliver the minimum volumes), which would cause a decrease in our revenues.

PIPELINE, TERMINAL AND RAIL SAFETY

Pipeline Safety

Our pipelines, gathering systems and terminal operations are subject to increasingly strict safety laws and regulations. The transportation and storage of refined products and crude oil involve a risk that hazardous liquids may be released into the environment, potentially causing harm to the public or the environment. The U.S. Department of Transportation, through the Pipeline and Hazardous Materials Safety Administration and state agencies, enforce safety regulations with respect to the design, construction, operation, maintenance, inspection and management of our pipeline and storage facilities. These regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and the correction of anomalies. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans, including extensive spill response training for pipeline personnel.

We inspect our pipelines to determine their condition and use the inspection information to evaluate appropriate preventative maintenance activities to ensure line integrity and safety. Our inspections include the use of internal line inspection tools that provide information on the physical condition of our pipelines.

Terminal Safety

Our operations are subject to regulations under the U.S. Occupational Safety Health Administration and comparable state and local regulations. Our terminal facilities are operated in a manner consistent with industry safe practices and standards. The tanks designed for crude oil and refined product storage at our terminals are equipped with appropriate controls that minimize emissions and promote safety. Our terminal facilities have response plans, spill prevention and control plans, and other programs to respond to emergencies.

Rail Safety

Our rail operations are limited to unloading rail cars at our facilities. Generally, rail operations are subject to federal, state and local regulations. We believe all of our rail car unloading operations comply with all applicable regulations and meet or exceed current industry standards and practices.

RATE AND OTHER REGULATIONS

General Interstate Regulation

Our High Plains Pipeline and Northwest Products Pipeline are common carriers subject to regulation by various federal, state and local agencies. The FERC regulates interstate transportation on our High Plains Pipeline and Northwest Products Pipeline under the Interstate Commerce Act (“ICA”), the Energy Policy Act of 1992 (the “EPAct”) and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including interstate pipelines that transport crude oil and refined products (collectively referred to as “Petroleum Pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. A successful rate challenge could result in Petroleum Pipelines paying refunds for the period that the rate was in effect and/or reparations for up to two years prior to the filing of a complaint. There are no pending challenges or complaints regarding our tariffs.

Certain interstate Petroleum Pipeline rates in effect at the inception of the EPAct are deemed to be just and reasonable under the ICA. These rates are referred to as grandfathered rates. Our rates for interstate transportation service on the High Plains Pipeline and Northwest Products Pipeline are grandfathered. The FERC allows for an annual rate change under its indexing methodology, which applies to transportation on our High Plains Pipeline and Northwest Products Pipeline.

Intrastate Regulation

The intrastate operations of our High Plains Pipeline in North Dakota are subject to regulation by the North Dakota Public Service Commission (“NDPSC”). Applicable state law requires that:

•	pipelines operate as common carriers;

•	access to transportation services and pipeline rates be non-discriminatory;

•	transported crude oil volumes must be apportioned without unreasonable discrimination if more crude oil is offered for transportation than can be transported immediately; and

•	pipeline rates are just and reasonable.

Pipelines

We operate the High Plains Pipeline and the Northwest Products Pipeline as common carriers pursuant to tariffs filed with the FERC, and the NDPSC for the High Plains Pipeline. However, we have received waivers from the FERC allowing us to operate certain gathering pipeline segments as private operations. The High Plains Pipeline offers tariffs from various locations in Montana and North Dakota to a variety of destinations. While Tesoro has historically been the shipper of the majority of the volumes transported on the High Plains Pipeline, we anticipate that third-party movements may increase on this system as additional origins and destinations are added. The Northwest Products Pipeline extends from Salt Lake City, Utah to Spokane, Washington and offers tariffs from various locations to a variety of destinations, which serves both third-party customers and Tesoro.

The FERC and state regulatory agencies generally have not investigated rates on their own initiative when those rates have not been the subject of a protest or a complaint by a shipper. Tesoro has agreed not to contest our tariff rates for the term of our commercial agreements. However, our pipelines are common carrier pipelines, and we may be required to accept new shippers who wish to transport through our system. Additionally, we may be required to convert our private pipeline operation segments to common carrier operations. The FERC or the NDPSC could investigate our rates at any time. If an interstate rate for service on the High Plains Pipeline or Northwest Products Pipeline were investigated, we would defend that rate as grandfathered under the EPAct. A person challenging a grandfathered rate must establish a substantial change since the enactment of the EPAct, in either the economic circumstances or the nature of the service that formed the basis for the rate. If our rates were investigated, the inquiry could result in a comparison of our rates to those charged by others or to an investigation of our costs.

ENVIRONMENTAL REGULATIONS

General

Our operation of pipelines, terminals, and associated facilities in connection with the storage and transportation of crude oil and refined products is subject to extensive and frequently-changing federal, state and local laws, regulations, permits and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. Compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. These requirements may also significantly affect Tesoro’s refinery operations and may have an indirect effect on our business, financial condition and results of operations. However, we do not expect such effects will have a material impact on our financial position, results of operations or liquidity.

Under the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro. Note J to our combined consolidated financial statements in Item 8 for additional information regarding the Amended Omnibus Agreement and Carson Assets Indemnity Agreement.

Air Emissions and Climate Change Regulations

Our operations are subject to the Clean Air Act and comparable state and local statutes. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. If regulations become more stringent, additional emission control technologies may be required to be installed at our facilities. Any such future obligations could require us to incur significant additional capital or operating costs.

The Environmental Protection Agency (“EPA”) has undertaken significant regulatory initiatives under authority of the Clean Air Act’s New Source Review/Prevention of Significant Deterioration program (“NSR/PSD”) in an effort to further reduce emissions of volatile organic compounds, nitrogen oxides, sulfur dioxide, and particulate matter. These regulatory initiatives have been targeted at industries with large manufacturing facilities that are significant sources of emissions, such as refining, paper and pulp, and electric power generating industries. The basic premise of these initiatives is the EPA’s assertion that many of these industrial establishments have modified or expanded their operations over time without complying with NSR/PSD regulations adopted by the EPA that require permits and new emission controls in connection with any significant facility modifications or expansions that can result in emissions increases above certain thresholds. As part of this ongoing NSR/PSD regulatory initiative, the EPA has entered into, or is negotiating, consent decrees with several refiners, including Tesoro that may, in part, require the refiners to make significant capital expenditures to install emissions control equipment at selected facilities. However, we do not expect any additional requirements will have a material impact on our financial position, results of operations or liquidity.

The U.S. Congress passed the Energy Independence and Security Act that created a second Renewable Fuels Standard (“RFS2”) in December 2007. This standard, based on current legislation, requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to increase in 2014 to 18.2 billion gallons and to 36.0 billion gallons by 2022. However, the EPA has proposed to reduce the total renewable fuel and advanced biofuel requirement to 15.2 billion gallons for 2014. The requirements could reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business, although it could increase demand for our ethanol and biodiesel fuel blending services at our truck loading racks. In 2013, we installed biodiesel fuel blending capabilities at some of our facilities.

Currently, various legislative and regulatory measures to address greenhouse gas emissions are in various phases of discussion or implementation. These include actions to develop national, state or regional programs, each of which could require reductions in our greenhouse gas emissions or those of Tesoro.

Hazardous Substances and Waste Regulations

To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater, and surface water, and include measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and comparable state laws, impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site.

Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a hazardous substance and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites. Costs for these remedial actions, if any, as well as any related claims are all covered by indemnities from Tesoro to the extent the release occurred or existed before the close of the Initial Offering and subsequent Acquisitions from Tesoro. Neither the Partnership nor Tesoro are currently engaged in any CERCLA related claims.

We also generate solid wastes, including hazardous wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes, including wastes generated from the transportation and storage of crude oil and refined products. We are not currently required to comply with a substantial portion of the RCRA requirements because the majority of our facilities operate as small quantity generators of hazardous wastes by the EPA and state regulations. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as hazardous wastes. Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any changes in the regulations could increase our capital or operating costs.

We currently own and lease properties where crude oil, refined petroleum hydrocarbons and fuel additives, such as methyl tertiary butyl ether and ethanol have been handled for many years by previous owners. At some facilities, hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed or released wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including impacted groundwater), or to perform remedial operations to prevent future contamination to the extent we are not indemnified for such matters.

Water Pollution Regulations

Our operations can result in the discharge of pollutants, including chemical components of crude oil and refined products. Many of our facilities operate near environmentally sensitive waters, where tanker, pipeline and other petroleum product transportation operations are regulated by federal, state and local agencies and monitored by environmental interest groups. The transportation and storage of crude oil and refined products over and adjacent to water involves risk and subjects us to the provisions in some cases of the Oil Pollution Act of 1990 (“OPA 90”) and in all cases to related state requirements. These requirements can subject owners of covered facilities to strict, joint, and potentially unlimited liability for removal costs and other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill into navigable waters, substantial liabilities could be imposed upon us. States in which we operate have also enacted similar, or in some cases, more stringent laws.

Regulations under the Water Pollution Control Act of 1972 (the “Clean Water Act”), OPA 90 and state laws also impose additional regulatory burdens on our operations. Spill prevention control and countermeasure requirements of federal laws and state laws require containment to mitigate or prevent contamination of waters in the event of a crude oil or refined products overflow, rupture, or leak from above-ground pipelines and storage tanks. The Clean Water Act requires us to maintain spill prevention control and countermeasure plans at our facilities with above-ground storage tanks and pipelines. In addition, OPA 90 requires that most oil transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. We maintain such plans, and where required have submitted plans and received federal and state approvals necessary to comply with OPA 90, the Clean Water Act and related regulations. Our crude oil and refined product spill prevention plans and procedures are frequently reviewed and modified to prevent crude oil and refined product releases and to minimize potential impacts should a release occur. At our facilities adjacent to water, Federally Certified Oil Spill Response Organizations (“OSROs”) are available to respond to a spill on water from above ground storage tanks or pipelines. We have contracts in place to ensure support from the respective OSROs for spills in both open and inland waters.

The OSROs are capable of responding to a spill on water equal to the greatest volume of the largest above ground storage tank at our facilities. Those volumes range from 5,000 barrels to 125,000 barrels. The OSROs are rated and certified by the United States Coast Guard and are required to annually demonstrate their response capability to the United States Coast Guard and state agencies. The OSROs rated and certified to respond to open water spills (which include those OSROs with which we contract at our marine terminals) must demonstrate the capability to recover up to 50,000 barrels of oil per day and store up to 100,000 barrels of recovered oil at any given time. The OSROs rated and certified to respond to inland spills must demonstrate the capability to recover from 1,875 to 7,500 barrels of oil per day and store from 3,750 to 15,000 barrels of recovered oil at any given time.

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

The Clean Water Act also imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters. In certain locations, we contract with third parties for wastewater disposal. Our remaining facilities may have portions of their wastewater reclaimed by Tesoro’s nearby refineries. In the event regulatory requirements change, or interpretations of current requirements change, and our facilities are required to undertake different wastewater management arrangements, we could incur substantial additional costs. The Clean Water Act and RCRA can both impose substantial potential liability for the violation of permits or permitting requirements and for the costs of removal, remediation, and damages resulting from such discharges. In addition, states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater.

EMPLOYEES

All of the employees that conduct our business are employed by our general partner and its affiliates, and we believe that our general partner and its affiliates have a satisfactory relationship with those employees. TLGP had approximately 470 employees performing services for our operations as of December 31, 2013, approximately 104 of whom are covered by collective bargaining agreements that expire in the first half of 2015.

WORKING CAPITAL

We fund our business operations through a combination of available cash and equivalents and cash flows generated from operations. In addition, our revolving line of credit is available and we may issue additional debt or equity securities for additional working capital or capital expenditures. For additional information regarding working capital see “Capital Resources and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

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

RISKS RELATED TO OUR BUSINESS

Tesoro is the source of a substantial majority of our revenues. If Tesoro is unable to satisfy its obligations under our commercial agreements for any reason or significantly reduces the volumes we are hired to transport or store, our revenues would decline and our financial condition, results of operations, cash flows and ability to make distributions to our unitholders would be adversely affected.

Tesoro is our primary customer and accounted for 87% of our total revenues for the year ended December 31, 2013. We expect to continue to derive the substantial majority of our revenues from Tesoro for the foreseeable future, making us subject to the risk of nonpayment or nonperformance by Tesoro under our commercial agreements. Any event, whether in our areas of operation or otherwise, that materially and adversely affects Tesoro’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Tesoro, some of which are related to the following:

•	the risk of contract cancellation, non-renewal or failure to perform by Tesoro’s customers;

•	disruptions due to equipment interruption or failure at Tesoro’s facilities or at third-party facilities on which Tesoro’s business is dependent;

•	the timing and extent of changes in commodity prices and demand for Tesoro’s refined products, and the availability and costs of crude oil and other refinery feedstocks;

•	Tesoro’s ability to remain in compliance with the terms of its outstanding indebtedness;

•	changes in the cost or availability of third-party pipelines, terminals and other means of delivering and transporting crude oil, feedstocks and refined products;

•	state and federal environmental, economic, health and safety, energy and other policies and regulations and any changes in those policies and regulations;

•	environmental incidents and violations and related remediation costs, fines and other liabilities; and

•	changes in crude oil and refined product inventory levels and carrying costs.

Our operations and Tesoro’s refining operations are subject to many risks and operational hazards, some of which may result in business interruptions and shutdowns of our or Tesoro’s facilities and damages for which we may not be fully covered by insurance. If a significant accident or event occurs that results in business interruption or shutdown for which we are not adequately insured, our operations and financial results could be adversely affected.

Our operations are subject to all of the risks and operational hazards inherent in transporting and storing crude oil and refined products, including:

•	damages to pipelines and facilities, related equipment and surrounding properties caused by earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism;

•	mechanical or structural failures on our pipelines, at our facilities or at third-party facilities on which our operations are dependent, including Tesoro’s facilities;

•	curtailments of operations relative to severe seasonal weather;

•	damage to pipelines from construction, farm and utility equipment;

•	damage to third-party property or persons, including injury or death, and

•	other hazards.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, as well as business interruptions or shutdowns of our facilities. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. In addition, Tesoro’s refining operations, on which our operations are substantially dependent, are subject to similar operational hazards and risks inherent in refining crude oil.

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

Our operation of crude oil and refined products pipelines, terminals and storage facilities is inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum or other hazardous substances. For example, in September 2013, we responded to the Crude Oil Pipeline Release of approximately 20,000 barrels in a rural field northeast of Tioga, North Dakota. Other spills, discharges and inadvertent releases may have previously occurred or occur in the future; such releases may have been or be in connection with Tesoro’s refineries, our pipelines, our terminals and facilities, or any other facility to which we send or have sent wastes or by-products for treatment or disposal. In any such incident, we could be liable for costs and penalties associated with the remediation of such facilities under federal, state and local environmental laws or the common law. We may also be liable for personal injury or property damage claims from third parties alleging contamination from spills or releases from our facilities or operations.

With respect to assets that we acquired from Tesoro, our indemnification for certain environmental liabilities under the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement with Tesoro is generally limited to liabilities identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of purchase. Even if we are insured or indemnified against environmental risks, we may be responsible for costs or penalties to the extent our insurers or indemnitors do not fulfill their obligations to us. The payment of such costs or penalties could be significant and have a material adverse effect on our business, financial condition and results of operations.

A material decrease in the crude oil produced in the Bakken Region could materially reduce the volume of crude oil gathered and transported by our High Plains System and a material decrease in the crude oil produced, or made available to Tesoro, in the U.S. mid-continent and southern Canada or changes in regulation of transporting crude oil by rail could materially reduce the volume of crude oil received at our Anacortes Rail Facility.

The volume of crude oil that we gather and transport on our High Plains System in excess of Tesoro’s committed volumes depends on the volume of refined products produced at Tesoro’s North Dakota refinery and third-party business that we are able to develop. These depend, in part, on the availability of attractively-priced, high-quality crude oil produced in the Bakken Region. Adverse developments in the Bakken Region could have a significantly greater impact on our financial condition, results of operations and cash flows than those of our competitors because of our lack of geographic diversity and substantial reliance on Tesoro as a customer. Accordingly, in addition to general industry risks related to gathering and transporting crude oil, we may be disproportionately exposed to risks in the area, including:

•	the volatility and uncertainty of regional pricing differentials;

•	the availability of drilling rigs for producers;

•	weather-related curtailment of operations by producers and disruptions to truck gathering operations;

•
the nature and extent of governmental regulation and taxation, including regulations related to the exploration, production and transportation of shale oil, including hydraulic fracturing and natural gas flaring and rail transportation;

•	the development of third-party crude oil gathering systems that could impact the price and availability of crude oil in the area; and

•	the anticipated future prices of crude oil and of refined products in surrounding markets.

If as a result of any of these or other factors, the volume of crude oil available in the Bakken Region is materially reduced for a prolonged period of time, the volume of crude oil gathered and transported by our High Plains System and the related fees for such transportation services, could be materially reduced.

Similarly, the volume of crude oil that we receive at our Anacortes Rail Facility depends, in part, on the availability of crude oil produced in U.S. mid-continent and southern Canada, including the Bakken Region. The development of competing facilities in the Pacific Northwest, the anticipated future prices of crude oil and refined products in markets served by Tesoro’s Anacortes refinery and other risks related to the gathering and transporting of crude oil could also impact the volume of crude oil available to Tesoro. The decrease in the availability of these crude oils could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Regulatory and other requirements concerning the transportation of crude oil, particularly crude oil from the Bakken Region, may decrease the amount of crude transported by rail, thereby reducing throughput at our Anacortes Rail Facility.

In the last year, there have been several incidents involving rail cars carrying crude oil from the Bakken Region. Although none of these incidents involved Tesoro rail cars, the outcome of investigations, including the implementation of new rail car standards, railroad operating practices and other regulatory requirements, could impact Tesoro’s operations. Federal regulators have expressed a concern that Bakken crude oil may be more volatile than many other North American crude oil. Due to concerns about the increased movement of crude oil, particularly Bakken crude, through highly populated areas, the rail industry has announced new railroad operating practices for transportation of crude oil. These voluntary changes are designed to avoid derailments by reducing speeds in or rerouting trains around high population areas. These operating practices as well as potential new regulations on tank car standards and shipper classification could increase time required to move crude oil from production areas to our Anacortes Rail Facility, increase the cost of rail transportation and decrease the efficiency of Tesoro’s shipments of crude oil by rail. These could materially reduce the crude oil delivered by Tesoro to our Anacortes Rail Facility and adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

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

Transportation and storage of crude oil and refined products over or under water or proximate to navigable or environmentally sensitive bodies of water occurs at many of our facilities. Such activity involves inherent risks and subjects us to the provisions of OPA 90 or similar state environmental laws. To meet the requirements of these laws, we have contracts with Tesoro, who contracts with third parties to provide coverage in the areas in which we transport or store crude oil and refined products; however, these companies may not be able to adequately contain a worst case discharge, being a spill of up to 125,000 barrels of crude oil from an above ground storage tank adjacent to water, and we cannot ensure that all of their services would be available for our or Tesoro’s use at any given time. There are many factors that could inhibit the availability of these service providers, including weather conditions, governmental regulations and other global events that they may be required to respond to by state or federal ruling. In these and other cases, we may be subject to liability in connection with the discharge of crude oil or refined products into navigable waters.

Our business activities are subject to increasingly strict federal, state, and local laws and regulations that require our pipelines, terminals and storage facilities to comply with various environmental, health and safety requirements regarding the design, installation, testing, construction, and operational management of our facilities. We could incur potentially significant additional expenses if any of our assets were found to be non-compliant. Additional proposals and proceedings that impact the crude oil and refined products industry are regularly considered by Congress, as well as by state legislatures and federal and state regulatory commissions and agencies and courts. Any future environmental, health and safety requirements or changed interpretations of existing requirements may impose more stringent requirements on our assets and operations, which may require us to incur potentially material expenditures to ensure continued compliance. The violation of such requirements could subject us to the possibility of higher administrative, civil or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of injunctions that may limit our operations, subject us to additional operational constraints or prevent or delay construction of additional facilities or equipment. Any of the foregoing could have a material adverse effect on our business, financial condition, or results of operations.

A material decrease in our customers’ refining margins could materially reduce the volumes of crude oil or refined products that we handle, which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

The volume of crude oil and refined products that we distribute and store at our terminals and transport on our pipelines depends substantially on Tesoro’s and other customers’ refining margins. Refining margins are dependent both upon the price of crude oil or other refinery feedstocks and the price of refined products. These prices are impacted by numerous factors beyond our control or the control of Tesoro and other third party customers. Such factors include refined product margins and the global supply and demand for crude oil, gasoline and other refined products.

If the demand for refined products decreases significantly, or if there were a material increase in the price of crude oil supplies without an increase in the value of the products produced by refineries, which caused Tesoro or our other customers to reduce production of refined products at their refineries, there would likely be a reduction in the volumes of crude oil and refined products we handle. Any such reduction could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

We may not be able to significantly increase our third-party revenue due to competition and other factors, which could limit our ability to continue our growth and may extend our dependence on Tesoro.

Our ability to increase our non-Tesoro third-party revenue is subject to numerous factors beyond our control, including competition from other logistics providers, and the extent to which we have available capacity when potential customers require it.

For example, our High Plains System may be unable to compete effectively with existing and future third-party crude oil gathering systems and trucking operations in the Williston Basin. Our ability to obtain third-party customers on our High Plains System is also dependent on our ability to make further inlet connections from and outlet connections to third-party facilities and pipelines.
Our Northwest Products Pipeline may be unable to compete effectively with existing and future third-party refined products pipelines in the Western U.S. Our storage and terminalling operations may also face competition; in particular, as the Bakken Region continues to develop, newly developed or future refined products terminals owned by our competitors may limit our ability to utilize capacity that we construct at our new Bakken area storage hub.

We can provide no assurance that we will be able to attract material third-party service opportunities. Our efforts to attract new unaffiliated customers may be adversely affected by our relationship with Tesoro, our desire to provide services pursuant to fee-based contracts and Tesoro’s operational requirements with respect to our assets. Our potential customers may prefer to obtain services under other forms of contractual arrangements under which we could be required to assume direct commodity exposure.

If we are unable to complete acquisitions on economically acceptable terms or within anticipated timeframes from Tesoro or third parties, our future growth will be limited, and any acquisitions we make may reduce, rather than increase, our cash flows and ability to make distributions to unitholders.

A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in distributable cash flow. The acquisition component of our growth strategy is based, in large part, on our expectation of ongoing divestitures of gathering, transportation and storage assets by industry participants, including Tesoro. If we are unable to make acquisitions from Tesoro or third parties because (1) there is a material decrease in divestitures of gathering, transportation and storage assets, (2) we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, (3) we are unable to obtain financing for these acquisitions on economically acceptable terms, (4) we are unsuccessful in our bid against competing potential purchasers, or (5) for any other reason, our ability to grow our operations and increase cash distributions to our unitholders will be limited. Even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in distributable cash flow as a result of incorrect assumptions in our evaluation of such acquisitions or unforeseen consequences or other external events beyond our control. Additionally, regulatory agencies could require us to divest certain of our assets in order to consummate future acquisitions. We may not be able to consummate any of our expected acquisitions within our desired timeframes or at all. Furthermore, if we consummate any future acquisitions, our capitalization and results of operations may change significantly and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

We may be unsuccessful in integrating the operations of the assets we have acquired or may acquire in the future, or in realizing all or any part of the anticipated benefits of any such acquisitions.

From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. For example, during 2013, we acquired the Los Angeles Terminal Assets, the Northwest Products System and the Los Angeles Logistics Assets. The acquisition component of our growth strategy depends on the successful integration of acquisitions. We face numerous risks and challenges to successful integration of acquired businesses, including the following:

•	the potential for unexpected costs, delays and challenges that may arise in integrating acquisitions into our existing business;

•	limitations on our ability to realize the expected cost savings and synergies from an acquisition;

•	challenges related to integrating acquired operations that have management teams and company cultures that differ from our own;

•	challenges related to the integration of businesses that operate in new geographic areas, including difficulties in identifying and gaining access to customers in new markets;

•	difficulties of managing operations outside of our existing core business, which may require development of additional skills and competencies; and

•
discovery of previously unknown liabilities following an acquisition associated with the acquired business or assets for which we cannot receive reimbursement under applicable indemnification provisions.

Our expansion of existing assets and construction of new assets may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks which could adversely affect our operations and financial condition.

In order to optimize our existing asset base, we continue to evaluate opportunities for organic expansion projects and the construction of additional assets, such as our High Plains Pipeline reversal project and the construction of our Bakken area storage hub. The construction of a new pipeline or terminal or the expansion of an existing pipeline or terminal involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. Construction is also impacted by the availability of specialized contractors and laborers and the price and demand for materials. If we undertake these projects, they may not be completed on schedule, at the budgeted cost or at all. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects and we may be unable to negotiate acceptable interconnection agreements with third-party pipelines to provide destinations for increased throughput. Even if we receive such commitments or make such interconnections, we may not realize an increase in revenue for an extended period of time. We may also construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize, resulting in less than anticipated throughput and a failure to achieve our expected investment return, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.

Our right of first offer to acquire certain of Tesoro’s existing assets is subject to risks and uncertainty, and ultimately we may not acquire any of those assets. In addition, we may not be able to acquire other assets that Tesoro has said it may offer to us in the future for acquisition.

Our Amended Omnibus Agreement provides us with a right of first offer on certain of Tesoro’s existing logistics assets for a period of ten years after the closing of our initial public offering. The consummation and timing of any future acquisitions of these assets will depend upon, among other things, Tesoro’s willingness to offer these assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer, and Tesoro is under no obligation to accept any offer that we may choose to make. In addition, certain of the assets covered by our right of first offer may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise our right of first offer if and when any assets are offered for sale, and our decision will not be subject to unitholder approval. In addition, our right of first offer may be terminated by Tesoro at any time after it no longer controls our general partner.

In addition to the assets with respect to which we have a right of first offer, Tesoro has sold to us additional logistics assets that it developed or acquired from third parties, such as the Anacortes Rail Facility, the Los Angeles Terminal Assets and the Los Angeles Logistics Assets. Recently, Tesoro has identified additional logistics projects as potential opportunities for acquisition by us after they are developed, including a joint venture to develop a rail-to-marine terminal in Vancouver, Washington, and crude oil pipeline projects in Utah and Alaska’s Cook Inlet. However, we cannot provide assurance of Tesoro’s continued willingness to offer these assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets or our ability to obtain financing on acceptable terms.

Our distributions may fluctuate and we may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders.

The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things, the following:

•	the volume of crude oil and refined products that we handle;

•	the tariff rates with respect to volumes we transport on our pipelines (including whether such tariffs are for long-haul or short-haul segments);

•	the terminalling, trucking and storage fees with respect to non-pipeline volumes we handle;

•	the mix of gathering, transportation and storage services we provide; and

•	prevailing economic conditions.

In addition, the actual amount of cash we have available for distribution will also depend on other factors, some of which are beyond our control, including:

•
the amount of our operating expenses and general and administrative expenses, including reimbursements to Tesoro with respect to those expenses and payment of an annual corporate services fee to Tesoro;

•	the amount of our capital expenditures;

•	the volatility in capital markets at the time of new debt or equity issuances;

•	the timing of distributions on new unit issuances relating to acquisitions;

•	the cost of acquisitions, if any;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in our revolving credit facility and other debt service requirements;

•	an uninsured catastrophic loss;

•	the amount of cash reserves established by our general partner; and

•	other business risks impacting our cash levels.

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

Our commercial agreements and Amended Operational Services Agreement with Tesoro include provisions that permit Tesoro to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. These events include a material breach of the agreement by us and certain force majeure events that would prevent us from performing required services under the commercial agreements. Except for the agreements relating to our Anacortes Rail Facility, the Los Angeles Terminal Assets and the Los Angeles Logistics Assets, these events also include the possibility that Tesoro may decide to permanently or indefinitely suspend refining operations at one or more of its refineries. Tesoro has the discretion to make such decisions notwithstanding the fact that they may significantly and adversely affect us.

In the event of a force majeure event under the commercial agreements, Tesoro’s and our obligations under these agreements will be proportionately reduced or suspended to the extent that we are unable to perform. As defined in our commercial agreements and in the operational service agreement, force majeure events include any acts or occurrences that prevent services from being performed under the applicable agreement, such as:

•	acts of God, fires, floods or storms;

•	compliance with orders of courts or any governmental authority;

•	explosions, wars, terrorist acts, riots, strikes, lockouts or other industrial disturbances;

•	accidental disruption of service;

•	breakdown of machinery, storage tanks or pipelines and inability to obtain or unavoidable delay in obtaining material or equipment; and

•	similar events or circumstances, so long as such events or circumstances are beyond our reasonable control and could not have been prevented by our due diligence.

Any of these events could result in our no longer being required to transport or distribute Tesoro’s minimum throughput commitments on our pipelines or terminals, respectively, and in Tesoro no longer being required to pay the full amount of fees that would have been associated with its minimum throughput commitments. These actions could result in a reduction or suspension of Tesoro’s obligations under one or more of our commercial agreements, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

Climate change legislation or regulation reducing emissions of greenhouse gases could require us to incur significant costs or could result in a decrease in demand for crude oil and refined products, which could adversely affect our business.

Currently, various legislative and regulatory measures to address reporting or reduction of greenhouse gas emissions are in various phases of discussion or implementation. Requiring reductions in greenhouse gas emissions could cause us to incur substantial costs to (1) operate and maintain our facilities, (2) install new emission controls at our facilities and (3) administer and manage any greenhouse gas emissions programs, including the acquisition or maintenance of emission credits or allowances. These requirements may also adversely affect the refinery operations of Tesoro and our other customers, leading to an indirect adverse effect on our business, financial condition and results of our operations.

In California, Assembly Bill 32 (“AB 32”), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard (“LCFS”) to achieve emission reduction targets, requiring a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. Litigation and appeals related to the constitutionality and enforceability of AB 32 continue and we cannot predict the ultimate outcome. In addition, the implementation and implications of AB 32 will take many years to realize.

Requiring a reduction in greenhouse gas emissions and the increased use of renewable fuels could decrease demand for refined products, which could have an indirect, but material, adverse effect on our business, financial condition and results of operations. For example, the EPA has promulgated rules establishing greenhouse gas emission standards for new-model passenger cars, light-duty trucks and medium duty passenger vehicles. These requirements could have an indirect adverse effect on our business due to reduced demand for crude oil and refined products.

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

Funds available for our operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt. Furthermore, the provisions of our revolving credit facility and senior notes, and any other debt we incur, may restrict our ability to obtain future financing and our ability to expand business activities or pursue attractive business opportunities. They may also restrict our flexibility in planning for, and reacting to, changes in business conditions. Our revolving credit facility contains covenants that require us to maintain certain interest coverage and leverage ratios. Our revolving credit facility and senior notes also contain covenants that, among other things, limit or restrict our ability (as well as the ability of our subsidiaries) to:

•	make certain cash distributions;

•	incur certain indebtedness

•	incur certain liens;

•	make certain investments;

•	dispose of assets in excess of certain amounts;

•	engage in certain mergers or consolidations and transfers of assets; and

•	enter into certain transactions with affiliates.

If our operating results are not sufficient to service any future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, investments or capital expenditures, selling assets or issuing equity. We may not be able to complete any of these actions on satisfactory terms or at all. Furthermore, a failure to comply with the provisions of our revolving credit facility could result in an event of default, which could enable our lenders to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under any other debt instruments we may have could be triggered, and our assets may be insufficient to repay such debt in full. As a result, the holders of our units could experience a partial or total loss of their investment.

Tesoro’s indebtedness and credit ratings could adversely affect our business, credit rating, ability to obtain credit in the future and ability to make cash distributions to unitholders.

Tesoro must devote a portion of its cash flows from operating activities to service its indebtedness, and therefore cash flows may not be available for use in pursuing its growth strategy. Furthermore, in the event that Tesoro were to default under certain of its debt obligations, there is a risk that Tesoro’s creditors would attempt to assert claims against our assets during the litigation of their claims against Tesoro. The defense of any such claims could be costly and could materially impact our financial condition, even absent any adverse determination. In the event these claims were successful, our ability to meet our obligations to our creditors, make distributions and finance our operations could be materially adversely affected.

Both Tesoro’s long-term credit ratings and our long-term credit ratings are currently below investment grade. Credit rating agencies considered, and are likely to continue considering, Tesoro’s debt ratings when assigning ours because of Tesoro’s ownership interest in us, the significant commercial relationships between Tesoro and us, and our reliance on Tesoro for substantially all of our revenues. If one or more credit rating agencies were to downgrade the outstanding indebtedness of Tesoro, we could experience an increase in our borrowing costs or difficulty accessing the capital markets. Such a development could adversely affect our ability to grow our business and to make cash distributions to our unitholders.

Increases in interest rates could adversely impact our unit price, our ability to issue equity or incur debt for acquisitions or other purposes, and our ability to make cash distributions at our intended levels.

Interest rates may increase in the future. As a result, interest rates on our debt could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price will be impacted by our cash distributions and the implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may impact the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue equity or incur debt for acquisitions or other purposes and to make cash distributions at our intended levels.

We rely upon certain critical information systems for the operation of our business, and the failure of any critical information system, including a cyber-security breach, may result in harm to our business.

We are heavily dependent on technology infrastructure and rely upon certain critical information systems for the effective operation of our business. These information systems include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our pipelines and terminals. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks and other events to the extent that these information systems are under our or Tesoro’s control. Tesoro has implemented measures, such as virus protection software, intrusion detection systems and emergency recovery processes to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our results of operations. Finally, federal legislation relating to cyber-security threats could impose additional requirements on our operations.

Variances in the mix of rates applied to our gathering, transportation and storage services could impact the stability of our revenues and distributions to unitholders. The routing of such throughput volumes and reduction in the capacity of, or the allocations to, Tesoro and our other customers in interconnecting, third-party pipelines could cause a reduction of volumes transported on our pipelines and could impact the stability of our revenues.

The rates and fees charged on our pipeline systems for transportation services will vary depending on the origin point on the system from which the barrels are transported and the destination points on the respective pipeline systems. For example, we charge Tesoro and other customers on our pipeline systems for short-haul tariffs and long-haul tariffs, committed and uncommitted rates and regulated and non-regulated rates. Accordingly, revenues generated on our pipeline systems are subject to risks relative to the mix of rates applied to the volumes shipped by Tesoro and our other customers and could be materially reduced by changes to the routing of volumes shipped by our customers. Similarly, the rates that we charge for the terminalling services, including for the provision of ancillary services such as ethanol blending and additive injection, vary depending on both the service type and the terminal at which such services are provided. Variances in the mix of rates applied under our other transportation and storage services could also impact the stability of our revenues and the stability of our distributions to unitholders.

At times, Tesoro and some of our third-party customers are dependent upon connections to third-party pipelines to receive and deliver crude oil and refined transport products for transportation on our pipelines. Any reduction of capacities of these interconnecting pipelines due to proration, testing, line repair, reduced operating pressures or other causes could result in reduced volumes of crude oil or refined products moved through our assets. Any significant reduction in volumes would adversely affect our revenues and cash flow and our ability to make distributions to our unitholders.

If Tesoro or other customers satisfies only their minimum obligations under our commercial agreements, or if we are unable to renew or extend, the various commercial agreements we have, our business, financial condition, results of operations, and ability to make distributions to our unitholders could be adversely impacted.

Our commercial agreements require Tesoro and certain third party customers to provide us with minimum throughput volumes at our terminals and on certain pipelines, but they are not obligated to use our services with respect to volumes of crude oil or refined products in excess of the minimum volume commitments. Nothing prohibits Tesoro or other customers from utilizing third-party terminals to handle volumes of refined products above the minimum committed volumes. At certain of our locations, third-party terminals may be able to offer terminalling services at more competitive rates or on a more reliable basis. In addition, the initial terms of Tesoro’s obligations under those agreements range from five to ten years. If Tesoro or other customers fail to use our facilities and services after expiration of those agreements and we are unable to generate additional revenues from third parties, our ability to make cash distributions to unitholders will be reduced.

Pipeline rate regulation, changes to pipeline rate-making rules, or a successful challenge to the pipeline rates we charge may reduce our revenues and the amount of cash we generate.

The FERC regulates the tariff rates for interstate movements and state regulatory authorities regulate the tariff rates for intrastate movements on our pipeline systems. The regulatory agencies that regulate our systems periodically implement new rules, regulations and terms and conditions of services subject to their jurisdiction. New initiatives or orders may adversely affect the rates charged for our services.

The FERC’s primary rate-making methodology is currently price-indexing; if the methodology changes, the new methodology could result in tariffs that generate lower revenues and cash flow. The indexing method allows a pipeline to increase its rates based on a percentage change in the producer price index for finished goods and is not based on pipeline-specific costs. If the index falls, we will be required to reduce our rates that are based on the FERC's price indexing methodology if they exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs. The FERC's rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs. Any of the foregoing could adversely affect our revenues and cash flow.

If a party with an economic interest were to file either a protest of our proposal for increased rates or a complaint against our existing tariff rates, or the FERC were to initiate an investigation of our existing rates, then our rates could be subject to detailed review. Tesoro has agreed not to challenge, or to cause others to challenge or assist others in challenging, our High Plains Pipeline tariff rates in effect during the terms of our High Plains Pipeline Transportation Services Agreement. This agreement does not prevent other current or future shippers from challenging our tariff rates. If our proposed rate increases were found to be in excess of levels justified by our cost of service, the FERC could order us to reduce our rates. If our existing rates were found to be in excess of our cost of services, we could be ordered to reduce our rates prospectively and refund the excess we collected for as far back as two years prior to the date of the filing of the complaint challenging the rates. If any challenge to rates on our High Plains Pipeline tariffs were successful, Tesoro’s minimum volume commitment under our High Plains Pipeline Transportation Services Agreement could be invalidated, and the intrastate volumes shipped on our High Plains Pipeline would be at the lower uncommitted tariff rate. In addition, a state commission could investigate our intrastate rates or our terms and conditions of service on its own initiative or at the urging of a shipper or other interested party. If a state commission found that our rates exceeded levels justified by our cost of service, the state commission could order us to reduce our rates and could require the payment of refunds to shippers. Any such reductions may result in lower revenues and cash flows if additional volumes and / or capacity are unavailable to offset such rate reductions, adversely affecting our financial position, cash flows, and results of operations.

We cannot guarantee that the jurisdictional status of transportation on our pipelines and related facilities will remain unchanged. Should circumstances change, then current non-FERC jurisdictional transportation could be found to be FERC-jurisdictional. In that case, the FERC’s ratemaking methodologies may limit our ability to set rates based on our actual costs, delay the use of rates that reflect increased costs, and subject us to potentially burdensome and expensive operational, reporting and other requirements. In addition, the provisions of our High Plains Pipeline Transportation Services Agreement regarding our agreement to provide, and Tesoro’s agreement to purchase, certain crude oil volume losses could be viewed as a preference to Tesoro and could result in negation of that provision and possible penalties.

We do not yet operate a central control room for our pipeline systems.

We have undertaken projects to install our own central control room for our High Plains Pipeline and other pipelines, to transition the operation of the control center for the Northwest Products System from Chevron to the Partnership and to hire and train personnel to operate the control rooms by mid-2014. Until the control rooms are operational, the control room management functions for the pipelines in our High Plains Pipeline and the Northwest Products System will continue to be performed under a control center services agreement and a transitional services agreement with third-party operators. Under our control room contracts, we are liable for any losses resulting from actions of the third-party control room operations, unless such losses resulted from the gross negligence or willful misconduct of the operators. If disputes arise over the operation of either of the control rooms, or if our operators fail to provide the services contracted under the agreement, our business, results of operation, and financial condition could be adversely affected.

We do not own all of the land on which our pipelines and terminals are located, which could result in disruptions to our operations.

We do not own all of the land on which our pipelines and terminals are located, but obtain the rights to construct and operate our pipelines and terminals on land owned by third parties and governmental agencies for a specific period of time. Therefore, we are subject to the possibility of more burdensome terms and increased costs to retain necessary land use if our leases and rights-of-way lapse or terminate or it is determined that we do not have valid leases or rights-of-way. Our loss of these rights, including loss through our inability to renew leases or right-of-way contracts on satisfactory terms or at all, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

RISKS RELATING TO OUR PARTNERSHIP STRUCTURE

Tesoro owns our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner has limited fiduciary duties and it and its affiliates, including Tesoro, may have conflicts of interest with us and they may favor their own interests to the detriment of us and our common unitholders.

As of February 18, 2014, Tesoro and its affiliates own an approximate 36% interest in us, including a 2% general partner interest, and controls our general partner. Although our general partner has a fiduciary duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in the manner that is beneficial to its owner, Tesoro. Conflicts of interest may arise between Tesoro and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including Tesoro, over the interests of our common unitholders. These conflicts include the following situations:

•
Neither our partnership agreement nor any other agreement requires Tesoro to pursue a business strategy that favors us or utilizes our assets, which could involve decisions by Tesoro to increase or decrease refinery production, connect our pipeline systems to third-party delivery points, shut down or reconfigure a refinery, or pursue and grow particular markets. Tesoro’s directors and officers have a fiduciary duty to make these decisions in the best interests of the stockholders of Tesoro;

•
Tesoro, as our primary customer, may have an economic incentive to cause us to not seek higher tariff rates, trucking fees or terminalling fees, even if such higher rates or fees would reflect rates and fees that could be obtained in arm’s-length, third-party transactions;

•	Tesoro may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;

•
Our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limiting its liability and restricting the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

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

•	Our general partner has limited and may continue to limit its liability regarding our contractual and other obligations;

•	Our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 75% of the common units;

•	Our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including our commercial agreements with Tesoro;

•	Our general partner decides whether to retain separate counsel, accountants, or others to perform services for us; and

•
Our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner, which we refer to as our conflicts committee, or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers, directors and owners. Other than as provided in our Amended Omnibus Agreement with Tesoro, any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.

Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions. Our general partner’s discretion in establishing cash reserves may also reduce the amount of cash available for distribution to unitholders.

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. Therefore, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.

The partnership agreement also requires our general partner to deduct from operating surplus cash reserves that it determines are necessary to fund our future operating expenditures. In addition, the partnership agreement permits the general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash available for distribution to unitholders.

Our partnership agreement limits our general partner’s fiduciary duties to holders of our common units and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of duty.

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

Cost reimbursements and fees due our general partner and its affiliates for services provided are substantial and will reduce our cash available for distribution to unitholders.

Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Amended Omnibus Agreement or our Amended Operational Services Agreement, our general partner determines the amount of these expenses. Under the terms of the Amended Omnibus Agreement, we are required to pay Tesoro an annual corporate services fee, currently $5.5 million, for the provision of various centralized corporate services. Under the terms of our Amended Operational Services Agreement, we pay Tesoro a net annual service fee, currently $1.7 million, for services performed by Tesoro’s field-level employees at the majority of the facilities included in the Acquisitions from Tesoro. We reimburse Tesoro for any direct costs actually incurred by Tesoro in providing other operational services with respect to our other assets and operations. Our general partner and its affiliates may also provide us other services for which we will be charged fees as determined by our general partner. Payments to our general partner and its affiliates are substantial and will reduce the amount of available cash for distribution to unitholders.

Unitholders have very limited voting rights and, even if they are dissatisfied, they cannot remove our general partner without its consent.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. The board of directors of our general partner is chosen by the members of our general partner. Tesoro Corporation is currently the sole member of our general partner. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The vote of the holders of at least 66 2/3% of all outstanding common units and subordinated units voting together as a single class is required to remove our general partner. Our general partner and its affiliates currently own approximately 36% of our outstanding common and subordinated units, and as a result, our public unitholders cannot remove our general partner without its consent. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees, and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.

Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

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

Additionally, our general partner may transfer its incentive distribution rights to a third party at any time without the consent of our unitholders. If our general partner transfers its incentive distribution rights to a third party but retains its general partner interest, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of its incentive distribution rights. Such a transfer could reduce the likelihood of Tesoro accepting offers made by us relating to assets subject to the right of first offer contained in our Amended Omnibus Agreement, as Tesoro would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.

We may issue additional units without unitholder approval, which would dilute unitholder interests.

At any time, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. Further, neither our partnership agreement nor our revolving credit facility prohibits the issuance of equity securities that may effectively rank senior to our common units. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

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

As of February 18, 2014, Tesoro holds 3,855,824 common units and 15,254,890 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period (which is currently expected to end during 2014). Additionally, we have agreed to provide Tesoro with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Affiliates of our general partner, including Tesoro, may compete with us.

While our relationship with Tesoro is a significant attribute, Tesoro and its affiliates are not restricted from competing with us, except under certain circumstances. Under our Amended Omnibus Agreement, Tesoro and its affiliates do not engage in, whether by acquisition or otherwise, the business of owning or operating crude oil or refined products pipelines, terminals or storage facilities in the U.S. that are not within, directly connected to, substantially dedicated to, or otherwise an integral part of, any refinery owned, acquired or constructed by Tesoro. This restriction, however, does not apply to:

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

Unitholders’ liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some jurisdictions. The unitholder could be liable for our obligations as if he were a general partner if a court or government agency were to determine that:

•	we were conducting business in a state but had not complied with that particular state’s partnership statute; or

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

Our general partner, or a transferee who receives our general partner’s incentive distribution rights, has the right, at any time when there are no subordinated units outstanding and it has received distributions on its incentive distribution rights at the highest level to which it is entitled (48.0%, in addition to distributions paid on its 2.0% general partner interest) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

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

The New York Stock Exchange (“NYSE”) does not require a publicly traded limited partnership like us to comply with certain of its corporate governance requirements.

Because we are a publicly traded limited partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

TAX RISKS TO COMMON UNITHOLDERS

Our tax treatment depends on our status as a partnership for federal and state income tax purposes. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, or if we were subjected to a material amount of additional entity-level taxation by individual states, then our cash available for distribution to our unitholders would be substantially reduced.

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

Our unitholders’ share of our income will be taxable to them for federal income tax purposes even if they do not receive any cash distributions from us.

Because a unitholder will be treated as a partner to whom we will allocate taxable income, which could be different in amount than the cash we distribute, a unitholder’s allocable share of our taxable income will be taxable to it, which may require the payment of federal income taxes and, in some cases, state and local income taxes, on its share of our taxable income even if it receives no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take and such positions may not ultimately be sustained. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If a unitholder sells common units, he will recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and his tax basis in those common units. Because distributions in excess of his allocable share of our net taxable income decrease his tax basis in his common units, the amount, if any, of such prior excess distributions with respect to the common units he sells will, in effect, become taxable income to him if he sells such common units at a price greater than his tax basis in those common units, even if the price he receives is less than his original cost. Furthermore, a substantial portion of the amount realized on any sale of common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, if the partnership has nonrecourse liabilities, the amount realized includes a unitholder’s share of our nonrecourse liabilities. In that case, if he sells his common units, he may incur a tax liability in excess of the amount of cash he receives from the sale.

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

Because we cannot match transferors and transferees of common units and because of other reasons, we adopt depreciation and amortization positions that may not conform to all aspects of existing U.S. Treasury Regulations (“Treasury Regulations”). A successful IRS challenge to those positions could adversely affect the amount of tax benefits available. It could also affect the timing of these tax benefits or the amount of taxable income from the sale of common units and could have a negative impact on the value of our common units.

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

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It could also affect the amount of taxable gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We initially expect to conduct business in Alaska, California, Colorado, Idaho, Montana, North Dakota, Texas, Utah and Washington. Many of these states currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is the unitholder’s responsibility to file all federal, state and local tax returns.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 3. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or statements of cash flows. We are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

UNIT PRICE AND CASH DISTRIBUTIONS

Our common units began trading on the NYSE under the symbol TLLP in April 2011. Prior to that time, there was no public market for our stock. There were seven holders of record of our 35,340,423 outstanding common units held by the public, including common units held in street name as of February 18, 2014. Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement. In addition, as of February 18, 2014, Tesoro Corporation and its affiliates (“Tesoro”) owned 3,855,824 of our common units, 15,254,890 of our subordinated units and 1,110,282 of our general partner units (the 2% general partner interest), which together constitutes a 36.4% ownership interest in us.

The following table sets forth the range of the daily high and low trading prices per common unit and cash distributions to common unitholders during 2013 and 2012.

	Trading Prices per		Quarterly Cash Distribution per Unit (a)	Distribution Date	Record Date
	Common Unit
Quarter Ended	High	Low
December 31, 2013	$59.24	$47.40	$0.5650	February 13, 2014	February 3, 2014
September 30, 2013	63.71	50.52	0.5450	November 14, 2013	November 4, 2013
June 30, 2013	71.92	50.61	0.5100	August 14, 2013	August 2, 2013
March 31, 2013	56.63	41.26	0.4900	May 14, 2013	May 3, 2013
December 31, 2012	46.69	41.30	0.4725	February 14, 2013	February 4, 2013
September 30, 2012	47.24	33.68	0.4550	November 14, 2012	November 2, 2012
June 30, 2012	36.55	29.25	0.4100	August 14, 2012	August 3, 2012
March 31, 2012	37.33	31.22	0.3775	May 14, 2012	May 4, 2012
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

Definition of Available Cash

Available cash is defined in our partnership agreement, which is an exhibit to this Annual Report on Form 10-K. Available cash generally means, for any quarter, all cash on hand at the end of the quarter less the amount of cash reserves established by our general partner at the date of determination of available cash for the quarter plus, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter. Working capital borrowings are generally borrowings that are made under a credit facility, commercial paper facility or similar financing arrangement, and in all cases are used solely for working capital purposes or to pay distributions to partners and with the intent of the borrower to repay such borrowings within 12 months from sources other than additional working capital borrowings.

Intent to Distribute the Minimum Quarterly Distribution

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

General Partner Interest and Incentive Distribution Rights

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

Percentage Allocations of Available Cash

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

Definition of Subordination Period

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

•
the adjusted operating surplus (as defined in our partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units on a fully diluted weighted average basis during those periods plus the corresponding distributions on our general partner’s 2.0% interest; and

•	there are no arrearages in payment of the minimum quarterly distribution on our common units.

In addition to the tests outlined above, the subordination period will end only in the event that our conflicts committee (see “Conflicts Committee” in Item 10), or the board of directors of our general partner based on the recommendation of our conflicts committee, reasonably expects to satisfy the tests set forth under the first and second bullet points above for the succeeding four-quarter period without treating as earned any curtailment fees or shortfall payments that would be paid by Tesoro under our existing commercial agreements upon the suspension or reduction of operations by Tesoro (or similar fees under future contracts) expected to be received during such period.

Early Termination of Subordination Period

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

Expiration of the Subordination Period

When the subordination period ends, which is currently expected to occur during 2014, each outstanding subordinated unit will convert into one common unit and will thereafter participate pro rata with the other common units in distributions of available cash. In addition, if the unitholders remove our general partner other than for cause and no units held by our general partner and its affiliates are voted in favor of such removal:

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

UNREGISTERED SALE OF EQUITY SECURITIES

As described elsewhere in this Annual Report on Form 10-K and in the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2013, the Partnership issued equity to Tesoro Logistics GP, LLC, our general partner, as part of the consideration for the acquisition of the Los Angeles logistics assets on December 6, 2013.

PURCHASES OF EQUITY SECURITIES

Our general partner may acquire units to satisfy tax withholding obligations in connection with the vesting of units issued to certain employees. There were no such units acquired during the three-month period and year ended December 31, 2013.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data as of and for each of the five years in the period ended December 31, 2013, which is derived from the combined financial results of Tesoro Logistics LP predecessor (the “TLLP Predecessor”), our predecessor for accounting purposes, for periods presented through April 25, 2011, and the consolidated financial results of Tesoro Logistics LP (“TLLP”) for the period beginning April 26, 2011, the date TLLP commenced operations. The TLLP Predecessor includes the financial results of the initial assets acquired from Tesoro Corporation and its subsidiaries (“Tesoro”) during the initial public offering (the “Initial Offering”) through April 25, 2011. All financial results have also been adjusted for subsequent transactions with predecessors as noted below.

In 2013 and 2012, we entered into various transactions with Tesoro and our general partner, Tesoro Logistics GP, LLC (“TLGP”), pursuant to which TLLP acquired from Tesoro the following:

•
two marine terminals, a marine storage terminal, a products terminal, a petroleum coke handling and storage facility, over 100 miles of active crude oil and refined products pipeline and certain assets and properties related thereto located in Southern California (the “Los Angeles Logistics Assets”) effective December 6, 2013 (the “Los Angeles Logistics Assets Acquisition”);

•
six marketing terminals and storage facilities located in Southern California and certain assets and properties related thereto (the “Los Angeles Terminal Assets”) effective June 1, 2013 (the “Los Angeles Terminal Assets Acquisition”);

•	the Anacortes rail car unloading facility assets (collectively, the “Anacortes Rail Facility”) effective November 15, 2012 (the “Anacortes Rail Facility Acquisition”);

•
the Long Beach marine terminal and related short-haul pipelines, including the Los Angeles short-haul pipelines (collectively, the “Long Beach Assets”) effective September 14, 2012 (the “Long Beach Assets Acquisition”); and

•	the Martinez crude oil marine terminal assets (collectively, the “Martinez Crude Oil Marine Terminal”) effective April 1, 2012 (the “Martinez Marine Terminal Acquisition”).

These transactions are collectively referred to as “Acquisitions from Tesoro.”

The Acquisitions from Tesoro were transfers between entities under common control. Accordingly, the financial information of TLLP Predecessor and TLLP contained herein has been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition for all periods presented; provided however that the Los Angeles Terminal Assets are not included in historical results prior to the effective date of their acquisition since they were not operated by Tesoro prior to their acquisition by TLLP. We refer to the TLLP Predecessor and, prior to each acquisition date, the Acquisitions from Tesoro collectively as our “Predecessors.”

Our Predecessors generally recognized only the costs and did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment or for trucking services in the Crude Oil Gathering segment prior to the Initial Offering and the subsequent acquisitions. Accordingly, the revenues in our Predecessors’ historical combined financial statements relate only to amounts received from third parties for these services and amounts received from affiliates with respect to transportation regulated by the Federal Energy Regulatory Commission and the North Dakota Public Service Commission on our High Plains system. Affiliate revenues have been recorded for all of our assets in the Crude Oil Gathering segment and the Terminalling and Transportation segment subsequent to the commencement of the commercial agreements with Tesoro upon completion of the Initial Offering and subsequent acquisitions. As a result, the information included in the following tables is not comparable on a year-over-year basis. See “Factors Affecting the Comparability of Our Financial Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 on page 52 for further information.

The following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our combined consolidated financial statements in Item 8.

	Year Ended December 31,
	2013 (a)	2012 (a)	2011 (a)	2010	2009
				Predecessors	Predecessors
	(Dollars in thousands, except units and per unit amounts)
Statement of Operations Data:
Total Revenues (b)	$305,476	$156,839	$87,337	$29,057	$28,538
Net Income (Loss)	$41,637	$55,507	$18,499	$(34,001)	$(30,991)
Loss attributable to Predecessors	38,017	1,284	16,069	34,001	30,991
Net income attributable to partners	$79,654	$56,791	$34,568	$—	$—
General partner’s interest in net income, including incentive distribution rights	$12,153	$2,674	$692	$—	$—
Common unitholders’ interest in net income	$45,559	$28,238	$16,938	$—	$—
Subordinated unitholders’ interest in net income	$21,942	$25,879	$16,938	$—	$—
Net income per limited partner unit:
Common - basic	$1.48	$1.90	$1.11
Common - diluted	$1.47	$1.89	$1.11
Subordinated - basic and diluted	$1.35	$1.47	$1.11
Weighted average limited partner units outstanding:
Common units - basic	31,545,935	16,614,668	15,254,890
Common units - diluted	31,618,434	16,708,950	15,282,366
Subordinated units - basic and diluted	15,254,890	15,254,890	15,254,890
Cash distribution per unit	$2.1100	$1.7150	$0.9573
Balance Sheet Data (at period end):
Total Assets	$1,502,312	$363,178	$233,809	$192,621	$198,784
Debt	1,164,020	353,922	50,000	—	—
Cash Flows From (Used In):
Operating activities	$98,367	$77,505	$26,505	$(22,039)	$(19,668)
Investing activities	(386,560)	(124,947)	(15,021)	(4,789)	(13,954)
Financing activities	292,106	48,406	6,842	26,828	33,622
Increase in cash and cash equivalents	$3,913	$964	$18,326	$—	$—
Capital Expenditures:
Expansion	$62,884	$80,633	$10,418	$367	$5,922
Maintenance (c)	15,725	10,719	8,268	4,167	4,431
Total Capital Expenditures	$78,609	$91,352	$18,686	$4,534	$10,353
____________

(a)	Includes the historical results related to the Partnership and Predecessors for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2011.
(b) Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment or for trucking services in the Crude Oil Gathering segment for the TLLP Predecessor prior to the Initial Offering on April 26, 2011 or for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition.
(c) Maintenance capital expenditures include expenditures required to maintain equipment, ensure the reliability, integrity and safety of our tankage and pipelines and address environmental regulations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this report to “Tesoro Logistics LP,” “TLLP,” “the Partnership,” “we,” “us,” or “our” refer to Tesoro Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless the context otherwise requires, references in this report to “Tesoro” or our “Sponsor” refer collectively to Tesoro Corporation and any of its subsidiaries, other than Tesoro Logistics LP, its subsidiaries and its general partner.
The information presented in this Form 10-K contains the audited combined financial results of TLLP Predecessor, our predecessor for accounting purposes, for periods presented through April 25, 2011. The TLLP Predecessor includes the financial results of the initial assets (“Initial Assets”) acquired from Tesoro during the Initial Offering. The audited combined consolidated financial results for the years ended December 31, 2013, 2012 and 2011 also include the results of operations for TLLP for the period beginning April 26, 2011, the date TLLP commenced operations. The financial results have also been adjusted to include predecessor activity related to the Acquisitions from Tesoro. See further discussion in Item 6. Selected Financial Information.
The Acquisitions from Tesoro were transfers between entities under common control. Accordingly, the financial information of TLLP Predecessor and TLLP contained herein has been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition for all periods presented; provided however that the Los Angeles Terminal Assets are not included in historical results prior to the effective date of their acquisition since they were not operated by Tesoro prior to their acquisition by TLLP. We refer to the TLLP Predecessor and, prior to each acquisition date, the Acquisitions from Tesoro collectively as our “Predecessors.”

In addition, we acquired a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a jet fuel pipeline to the Salt Lake City International Airport (the “Northwest Products Pipeline”) and three refined products terminals in Boise and Pocatello, Idaho and Pasco, Washington (collectively, the “Northwest Products System”) on June 19, 2013 (the “Northwest Products System Acquisition”) from Chevron Pipe Line Company and Northwest Terminalling Company (collectively, “Chevron”).

Our Predecessors generally recognized only the costs and did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment or for trucking services in the Crude Oil Gathering segment prior to the Initial Offering and the subsequent acquisitions. Accordingly, the revenues in our Predecessors’ historical combined financial statements relate only to amounts received from third parties for these services and amounts received from affiliates with respect to transportation regulated by the Federal Energy Regulatory Commission and the North Dakota Public Service Commission on our High Plains system. Affiliate revenues have been recorded for all of our assets in the Crude Oil Gathering segment and the Terminalling and Transportation segment subsequent to the commencement of the commercial agreements with Tesoro upon completion of the Initial Offering and subsequent acquisitions. See “Factors Affecting the Comparability of Our Financial Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 on page 52 for further information. See “Overview and Business Strategy” for further information regarding the acquisitions. The results of the Acquisitions from Tesoro and the Northwest Products System Acquisition are included in the Terminalling and Transportation segment.

The following information concerning our results of operations and financial condition should be read in conjunction with Business and Properties in Items 1 and 2 and our combined consolidated financial statements in Item 8.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including information incorporated by reference) includes and references “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, expectations regarding revenues, cash flows, capital expenditures, and other financial items. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, and profitability. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K, which speak only as of the date the statements were made.

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	the suspension, reduction or termination of Tesoro’s obligation under our commercial agreements and our operational services agreement;

•	changes in global economic conditions and the effects of a global economic downturn on Tesoro’s business and the business of its suppliers, customers, business partners and credit lenders;

•
changes in the expected spending related to the responsibility the Partnership assumed for performing testing and associated pipeline repairs pursuant to the Corrective Action Order in the Northwest Products System Acquisition;

•	a material decrease in Tesoro’s profitability;

•	a material decrease in the crude oil produced in the Bakken Shale/Williston Basin area of North Dakota and Montana (the “Bakken Region”);

•	disruptions due to equipment interruption or failure at our facilities, Tesoro’s facilities or third-party facilities on which Tesoro’s business is dependent;

•
changes in the expected benefits of our transactions relating to our Acquisitions from Tesoro and third parties including the Los Angeles Terminal Assets Acquisition, Northwest Products System Acquisition and the Los Angeles Logistics Assets Acquisition;

•	the risk of contract cancellation, non-renewal or failure to perform by Tesoro’s customers and Tesoro’s inability to replace such contracts and/or customers;

•	Tesoro’s ability to remain in compliance with the terms of its outstanding indebtedness;

•	the timing and extent of changes in commodity prices and demand for Tesoro’s refined products;

•	actions of customers and competitors;

•	changes in our cash flow from operations;

•
state and federal environmental, economic, health and safety, energy and other policies and regulations, including those related to climate change and any changes therein and any legal or regulatory investigations, delays or other factors beyond our control;

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined products;

•	earthquakes or other natural disasters affecting operations;

•	changes in capital requirements or in execution of planned capital projects;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	changes in the cost or availability of third-party vessels, pipelines and other means of delivering and transporting crude oil, feedstocks and refined products;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	weather conditions affecting our or Tesoro’s operations or the areas in which Tesoro markets its refined products;

•	seasonal variations in demand for refined products;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any accruals, which affect us or Tesoro;

•	risks related to labor relations and workplace safety;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the coverage and ability to recover claims under our insurance policies; and

•	political developments.

Many of these factors are described in greater detail in “Competition” in Items 1 and 2 Business and Properties on page 13 and Risk Factors in Item 1A on page 19. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Annual Report on Form 10-K.

OVERVIEW AND BUSINESS STRATEGY

We are a fee-based, growth-oriented Delaware limited partnership formed by Tesoro to own, operate, develop and acquire logistics assets. Our logistics assets are integral to the success of Tesoro’s refining and marketing operations and are used to gather crude oil and to distribute, transport and store crude oil and refined products. Our assets are categorized into a Crude Oil Gathering segment and a Terminalling and Transportation segment.

We generate revenue by charging fees for gathering crude oil and for terminalling, transporting and storing crude oil and refined products. Since we do not own any of the crude oil or refined products that we handle nor engage in the trading of crude oil or refined products, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customers’ operations. In 2013, 87% of our revenue was derived from Tesoro primarily under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

Our Crude Oil Gathering segment consists of a crude oil gathering system (the “High Plains System”) in the Bakken Region. Our High Plains System gathers and transports crude oil from various production locations in this area for transportation to Tesoro’s North Dakota refinery and other destinations in the Bakken Region, including export rail terminals and pipelines.

Our Terminalling and Transportation segment consists of:

•
the Northwest Products Pipeline, which includes a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a jet fuel pipeline to the Salt Lake City International Airport;

•	20 crude oil and refined products terminals and storage facilities in the western and midwestern U.S.;

•	four marine terminals in California;

•	a rail-car unloading facility in Washington;

•	a petroleum coke handling and storage facility in Los Angeles; and

•	other pipelines which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City and Los Angeles.

2013 Developments

As part of our strategy to make capital investments that expand our existing asset base, we purchased the Los Angeles Terminal Assets, effective June 1, 2013, in exchange for total consideration of $640.0 million, comprised of $544.0 million in cash financed with borrowings under our amended revolving credit facility (the “Revolving Credit Facility”) and the remaining $96.0 million in partnership units. We subsequently completed a private debt offering to pay the borrowings under the Revolving Credit Facility as discussed in “Capital Resources and Liquidity - Debt Overview.”

On December 6, 2013, we purchased the Los Angeles Logistics Assets in exchange for total consideration of $650.0 million, comprised of $585.0 million in cash financed with proceeds from the public offering of common units on November 22, 2013 (the “November 2013 Equity Offering”) and borrowings under our Revolving Credit Facility and the remaining $65.0 million in partnership units. We subsequently completed a private debt offering to pay the borrowings under the Revolving Credit Facility as discussed in “Capital Resources and Liquidity - Debt Overview.”

The Los Angeles Terminal Assets and the Los Angeles Logistics Assets were both part of BP’s Southern California refining and marketing business that Tesoro acquired on June 1, 2013 and include seven marketing terminals and storage facilities, two marine terminals, a marine storage facility, a petroleum coke handling and storage facility, over 100 miles of crude oil and refined products pipeline connecting the logistics assets to the Tesoro Los Angeles refinery located in Southern California and certain assets and properties related thereto.

On June 19, 2013, we acquired the Northwest Products System consisting of the Northwest Products Pipeline and three refined products terminals in Boise and Pocatello, Idaho and Pasco, Washington. The Northwest Products System Acquisition is consistent with our business strategy to pursue accretive acquisitions of complementary assets that provide an opportunity for the Partnership to provide additional fee-based logistics services to Tesoro and third parties. The Northwest Products Pipeline provides interstate service that is subject to regulation by the Federal Energy Regulatory Commission (“FERC”) and is subject to the same FERC-related risks as our High Plains Pipeline that are discussed on pages 27-28 of Item 1A Risk Factors.

The purchase price for the Northwest Products System was $354.8 million. The amount paid at closing was reduced by an advance deposit of $40.0 million that was paid at the time the asset purchase and sale agreements were executed in December 2012. The Partnership financed the acquisition with proceeds from its registered public offering of common units on January 14, 2013 (the “January 2013 Equity Offering”). In accordance with the amended asset sale and purchase agreements, Chevron retained financial and operational responsibility to remediate the site of the release of diesel fuel that occurred at the Northwest Products System near Willard, Utah on March 18, 2013 (the “Diesel Pipeline Release”) for a period of two years, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident.

In September 2013, the Partnership responded to a High Plains System crude oil pipeline release of approximately 20,000 barrels in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The affected segment of the pipeline was temporarily shut down and the release was stopped. Repairs on the affected segment have been completed, and the pipeline was restarted on November 1, 2013 following authorization from the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”), and their issuance of a Safety Order.

The Partnership recognized $15.0 million of estimated environmental liabilities associated with the Crude Oil Pipeline Release for the year ended December 31, 2013, with approximately $4 million related to the initial response and an estimated $11 million for accelerated remediation activities that will be conducted during the next few years to restore the site to agricultural use. The related cost was substantially offset by $14.0 million in probable insurance recoveries.

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

Since the closing of the Initial Offering in April 2011, we have been implementing our strategy and goals discussed above, allowing us to steadily increase our cash flow available to be distributed to unitholders (“Distributable Cash Flow”) and increase our distributions by 20% over the last year. Relative to these goals, in 2013, we have:

•
completed the Los Angeles Terminal Assets Acquisition, effective June 1, 2013, which provides approximately 225,000 barrels per day (“bpd”) of terminal throughput capacity and adds approximately 6.4 million barrels of total storage capacity, including 4.8 million barrels of dedicated commercial storage;

•
completed the Northwest Products System Acquisition, effective June 19, 2013, which provides approximately 65,000 bpd of terminal throughput capacity and is expected to add transportation throughput capacity of approximately 85,000 bpd and total storage capacity of 1.3 million barrels;

•
completed the Los Angeles Logistics Assets Acquisition, effective December 6, 2013, which provides approximately 450,000 barrels per day (“bpd”) of marine terminal throughput capacity, 25,000 bpd of refined products terminal throughput capacity, 550,000 bpd of pipeline throughput capacity, 2.0 million barrels of dedicated crude oil and refined products storage capacity and 2,600 metric tons per day of petroleum coke throughput capacity;

•	increased our terminal volumes by expanding capacity at our Stockton, Vancouver and Mandan terminals; and

•
reversed a segment of our common carrier pipeline in the Bakken Region (“High Plains Pipeline”) to allow for the optimization of the pipeline’s capacity to meet shipper demand to transport crude oil from areas of increasing production to new outlets.

In the future, we intend to continue to implement this strategy and have announced plans to:

•
expand our assets on the High Plains System in support of growing third-party demand for transportation services and Tesoro’s increased demand for Bakken crude oil in the mid-continent and west coast refining systems, including:

◦	increasing utilization of our proprietary truck fleet, which should generate cost and operating efficiencies;

◦	increasing tank capacity at our Bakken area storage hub to provide new storage services to shippers;

◦	expanding capacity on the recently reversed segment of our High Plains Pipeline; and

◦	adding other origin and destination points on the High Plains System to increase volumes.

•	increase our terminalling volumes by expanding capacity and growing our third-party services at certain of our terminals;

•	optimize Tesoro volumes and grow third-party volumes at our recently acquired Los Angeles Terminal and Logistics Assets; and

•	complete the construction of a waxy crude oil unloading facility in Salt Lake City.

Agreements with Tesoro

The Partnership has various long-term, fee-based commercial agreements with Tesoro under which we provide various pipeline transportation, trucking, terminal distribution, storage and petroleum-coke handling services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products. For a description of each agreement see “Commercial Agreements with Tesoro” and “Other Agreements with Tesoro” in Items 1 and 2 Business and Properties.

How We Evaluate Our Operations

Our management uses a variety of financial and operating measures to analyze operating segment performance. These measures are significant factors in assessing our operating results and profitability and include: (1) volumes (including pipeline throughput, crude oil trucking throughput and crude oil and refined products terminal throughput), (2) operating and maintenance expenses and (3) certain non-GAAP financial measures including earnings before interest, income taxes, depreciation and amortization expenses (“EBITDA”), adjusted EBITDA and Distributable Cash Flow.

Volumes

The amount of revenue we generate primarily depends on the volumes of crude oil and refined products that we handle with our pipeline, trucking and terminalling assets. These volumes are affected by the supply of, and demand for, crude oil and refined products in the markets served directly or indirectly by our assets. Although Tesoro has committed to minimum volumes under the commercial agreements described above, our results of operations will be impacted by our ability to:

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

Additionally, increased throughput may depend on Tesoro transferring volumes that it currently distributes through competing terminals to our terminals, including certain terminals located in Washington and California.

Operating and Maintenance Expenses

We manage our operating and maintenance expenses in tandem with meeting our environmental and safety requirements and objectives and maintaining the integrity of our assets. Our operating expenses are comprised primarily of labor expenses, repairs and other maintenance costs, lease costs and utility costs. With the exception of contract labor for trucking and additive costs at our terminals, which vary based on throughput volume, our expenses generally remain stable across broad ranges of throughput volumes, but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of those expenses. We seek to manage our maintenance expenditures on our pipelines and terminals by scheduling maintenance throughout the year, when possible, to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flows.

Our operating and maintenance expenses are also affected by the imbalance gain and loss provisions in our commercial agreements with Tesoro. Under our Transportation Services Agreement (High Plains Pipeline System) (the “High Plains Pipeline Transportation Services Agreement”), we retain 0.20% of the crude oil shipped on the High Plains Pipeline, and we bear any crude oil volume losses in excess of that amount. Under our Second Amended and Restated Master Terminalling Services Agreement, we retain 0.25% of the refined products we handle at certain of our terminals for Tesoro, and we bear any refined product volume losses in excess of that amount. The value of any crude oil or refined product imbalance settlements resulting from these contractual provisions is determined by using the monthly average market price for the applicable commodity, less a specified discount. The Partnership measures volume losses annually for the terminals and pipelines in the Northwest Products System. We retain 0.25% of the refined products we handle at our terminals on the Northwest Products System, and we bear any refined product volume losses in excess of that amount. The value of any refined product losses is determined by using the annual average market price for the applicable commodity. Any settlements under contractual provisions where we bear any crude oil or refined product volume losses in excess of amounts contractually specified reduce our operating and maintenance expenses in the period in which they are realized, to the extent they are within the loss allowance, and increase our operating and maintenance expenses in such period to the extent they exceed the loss allowance. For all of our other terminals, and under our other commercial agreements with Tesoro, we have no obligation to measure volume losses and have no liability for physical losses.

Non-GAAP Financial Measures

We define EBITDA as net income before depreciation and amortization expenses, net interest and financing costs and interest income. We define adjusted EBITDA as EBITDA plus expenses incurred for the inspection and maintenance program associated with the Northwest Products System. We define Distributable Cash Flow as adjusted EBITDA less maintenance capital expenditures and net interest and financing costs, plus reimbursement by Tesoro for certain maintenance capital expenditures, non-cash unit-based compensation expense, loss on asset disposals and impairments, the change in deferred revenue and interest income. EBITDA, adjusted EBITDA and Distributable Cash Flow are not measures prescribed by accounting principles generally accepted in the United States of America (“U.S. GAAP”) but are supplemental financial measures that are used by management and may be used by external users of our combined consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

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

We believe that the presentation of EBITDA and adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. The U.S. GAAP measures most directly comparable to EBITDA and adjusted EBITDA are net income and net cash from operating activities. The amounts included in the calculation of EBITDA are derived from amounts separately presented in our combined consolidated financial statements. EBITDA and adjusted EBITDA should not be considered as an alternative to U.S. GAAP net income or net cash from operating activities. EBITDA and adjusted EBITDA have important limitations as analytical tool, because they exclude some, but not all, items that affect net income and net cash from operating activities.

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

We also include the results of our operations and capital expenditures excluding the results of our Predecessors. We believe that the presentation of our results of operations and capital expenditures excluding results of our Predecessors will provide useful information to investors in assessing our financial condition and results of operations. We believe investors want to analyze operations of our business under our current commercial agreements with Tesoro.

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

Factors Affecting the Comparability of Our Financial Results

The Partnership’s future results of operations may not be comparable to the Predecessor’s historical results of operations for the reasons described below:

Revenues

There are differences in the way our Predecessors recorded revenues and the way the Partnership records revenues after completion of the Initial Offering and the subsequent Acquisitions from Tesoro. Our assets, with the exception of the assets acquired in the Northwest Products System Acquisition and the Los Angeles Terminal Assets Acquisition, have historically been a part of the integrated operations of Tesoro, and our Predecessors generally recognized only the costs and did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment or for trucking services in the Crude Oil Gathering segment prior to the Initial Offering and the subsequent Acquisitions from Tesoro. Accordingly, the revenues in our Predecessors’ historical combined financial statements relate only to amounts received from third parties for these services and amounts received from Tesoro with respect to transportation regulated by the FERC and the North Dakota Public Service Commission (“NDPSC”) on our High Plains Pipeline.

The Partnership’s revenues are generated by existing third-party contracts and from commercial agreements we entered into with Tesoro at the closing of the Initial Offering, and subsequent to the Initial Offering, under which Tesoro pays us fees for gathering crude oil and distributing, transporting and storing crude oil and refined products. The commercial agreements with Tesoro are described in “Commercial Agreements with Tesoro” in Items 1 and 2 Business and Properties.

General and Administrative Expenses

Our Predecessors’ general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services, such as treasury, accounting and legal services. These expenses were charged, or allocated, to our Predecessors based on the nature of the expenses.

Tesoro charges the Partnership a combination of direct charges for the management and operation of our logistics assets and a fixed annual fee for general corporate services, such as treasury, accounting and legal services. We also incur additional incremental general and administrative expenses as a result of being a separate publicly-traded partnership.

Financing

There are differences in the way the Partnership finances operations as compared to the way our Predecessors financed their operations. Historically, our Predecessors’ operations were financed as part of Tesoro’s integrated operations and our Predecessors did not record any separate costs associated with financing its operations. Additionally, our Predecessors largely relied on internally generated cash flows and capital contributions from Tesoro to satisfy its capital expenditure requirements. The Partnership expects ongoing sources of liquidity to include cash generated from operations, reimbursement for certain maintenance and expansion capital expenditures, borrowings under the Revolving Credit Facility and issuances of debt and additional equity securities.

RESULTS OF OPERATIONS

A discussion and analysis of the factors contributing to our results of operations presented below includes the combined consolidated financial results of TLLP. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Combined Overview

The following table and discussion is a summary of our results of operations for the years ended December 31, 2013, 2012 and 2011, including a reconciliation of EBITDA to net income and net cash from operating activities and adjusted EBITDA and Distributable Cash Flow to net income (in thousands, except unit and per unit amounts). Our financial information includes the historical results of our Predecessors (for all periods presented) and the results of TLLP beginning April 26, 2011, the date TLLP commenced operations. Our financial results may not be comparable as our Predecessors financed operations and recorded revenues and general and administrative expenses differently than the Partnership as discussed on page 52 in “Factors Affecting the Comparability of Our Financial Results.”

	Year Ended December 31,
	2013 (a)	2012 (a)	2011 (a)
REVENUES (b)
Crude Oil Gathering	$89,767	$72,432	$44,959
Terminalling and Transportation	215,709	84,407	42,378
Total Revenues	305,476	156,839	87,337
COSTS AND EXPENSES
Operating and maintenance expenses (c)	150,071	63,083	47,149
General and administrative expenses	31,260	15,713	8,776
Depreciation and amortization expenses	43,251	13,057	11,277
Loss on asset disposals and impairments	177	535	26
Total Costs and Expenses	224,759	92,388	67,228
OPERATING INCOME	80,717	64,451	20,109
Interest and financing costs, net	(39,582)	(8,992)	(1,610)
Interest income	502	48	—
NET INCOME	41,637	55,507	18,499
Loss attributable to Predecessors	38,017	1,284	16,069
Net income attributable to partners	79,654	56,791	34,568
General partner’s interest in net income, including incentive distribution rights	(12,153)	(2,674)	(692)
Limited partners’ interest in net income	$67,501	$54,117	$33,876

Net income per limited partner unit:
Common - basic	$1.48	$1.90	$1.11
Common - diluted	$1.47	$1.89	$1.11
Subordinated - basic and diluted	$1.35	$1.47	$1.11

Weighted average limited partner units outstanding:
Common units - basic	31,545,935	16,614,668	15,254,890
Common units - diluted	31,618,434	16,708,950	15,282,366
Subordinated units - basic and diluted	15,254,890	15,254,890	15,254,890
_____________

(a)
Includes the historical results related to the Partnership and Predecessors for the years ended December 31, 2013, 2012 and 2011. See the presentation of disaggregated results of operations of our Predecessors and the Partnership for 2013 on pages 55 and 56 below.

(b)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment or for trucking services in the Crude Oil Gathering segment for the TLLP Predecessor prior to the Initial Offering or for assets acquired in the 2013 and 2012 Acquisitions from Tesoro prior to the effective date of each acquisition.

(c)	Operating and maintenance expenses include imbalance settlement gains of $7.6 million, $9.7 million and $7.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

	Year Ended December 31,
	2013 (a)	2012 (a)	2011 (a)
EBITDA (d)	$123,968	$77,508	$31,386
Adjusted EBITDA (d)	$128,983	$77,508	$31,386
Distributable Cash Flow (d)	$83,087	$66,049	$22,021

Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Income:
Net income	$41,637	$55,507	$18,499
Depreciation and amortization expenses	43,251	13,057	11,277
Interest and financing costs, net	39,582	8,992	1,610
Interest income	(502)	(48)	—
EBITDA (d)	123,968	77,508	31,386
Inspection and maintenance expenses associated with the Northwest Products System	5,015	—	—
Adjusted EBITDA (d)	128,983	77,508	31,386
Interest and financing costs, net	(39,582)	(8,992)	(1,610)
Maintenance capital expenditures (e)	(15,725)	(10,719)	(8,268)
Reimbursement for maintenance capital expenditures (e)	4,975	6,169	8
Non-cash unit-based compensation expense	1,915	1,191	479
Change in other deferred revenue	1,082	—	—
Change in deferred revenue related to shortfall payments	760	309	—
Interest income	502	48	—
Loss on asset disposals and impairments	177	535	26
Distributable Cash Flow (d)	$83,087	$66,049	$22,021

Reconciliation of EBITDA to Net Cash from Operating Activities:
Net cash from operating activities	$98,367	$77,505	$26,505
Interest and financing costs, net	39,582	8,992	1,610
Changes in assets and liabilities	(9,260)	(6,068)	4,196
Amortization of debt issuance costs	(2,111)	(1,147)	(420)
Unit-based compensation expense	(1,931)	(1,191)	(479)
Interest income	(502)	(48)	—
Loss on asset disposals and impairments	(177)	(535)	(26)
EBITDA (d)	$123,968	$77,508	$31,386

_____________

(d)
See “How We Evaluate Our Operations - Non-GAAP Financial Measures” for a definition of EBITDA, adjusted EBITDA and distributable cash flow and for information regarding the disaggregated presentation of our results of operations to exclude our Predecessors.

(e)	Maintenance capital expenditures include expenditures required to maintain equipment, ensure the reliability, integrity and safety of our tankage and pipelines and address environmental regulations.
See page 53 for additional footnotes to this table.

The following is a summary of our results of operations for the year ended December 31, 2013, disaggregated to present the results of operations of our Predecessors for the Los Angeles Logistics Assets Acquisition, and of TLLP (in thousands):

	Tesoro Logistics LP (Partnership) (d)	Predecessors	Total Tesoro Logistics LP
REVENUES (b)
Crude Oil Gathering	$89,767	$—	$89,767
Terminalling and Transportation	214,286	1,423	215,709
Total Revenues	304,053	1,423	305,476
COSTS AND EXPENSES
Operating and maintenance (c)	118,241	31,830	150,071
General and administrative expenses	29,507	1,753	31,260
Depreciation and amortization expenses	37,394	5,857	43,251
Loss on asset disposals and impairments	177	—	177
Total Costs and Expenses	185,319	39,440	224,759
OPERATING INCOME (LOSS)	118,734	(38,017)	80,717
Interest and financing costs, net	(39,582)	—	(39,582)
Interest income	502	—	502
NET INCOME (LOSS)	79,654	(38,017)	41,637
Loss attributable to Predecessors	—	38,017	38,017
Net income attributable to partners	$79,654	$—	$79,654
_____________
See page 53 and 54 for the footnotes to this table.

	Tesoro Logistics LP (Partnership) (d)	Predecessors	Total Tesoro Logistics LP
Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Income (Loss):
Net income (loss)	$79,654	$(38,017)	$41,637
Depreciation and amortization expenses	37,394	5,857	43,251
Interest and financing costs, net	39,582	—	39,582
Interest income	(502)	—	(502)
EBITDA (d)	156,128	(32,160)	123,968
Inspection and maintenance expenses associated with the Northwest Products System	5,015	—	5,015
Adjusted EBITDA (d)	161,143	(32,160)	128,983
Interest and financing costs, net	(39,582)	—	(39,582)
Maintenance capital expenditures (e)	(13,735)	(1,990)	(15,725)
Reimbursement for maintenance capital expenditures (e)	4,975	—	4,975
Non-cash unit-based compensation expense	1,900	15	1,915
Change in other deferred revenue	1,082	—	1,082
Change in deferred revenue related to shortfall payments	760	—	760
Interest income	502	—	502
Loss on asset disposals and impairments	177	—	177
Distributable Cash Flow (d)	$117,222	$(34,135)	$83,087

Reconciliation of EBITDA to Net Cash from (used in) Operating Activities:
Net cash from (used in) operating activities	$115,436	$(17,069)	$98,367
Interest and financing costs, net	39,582	—	39,582
Changes in assets and liabilities	5,816	(15,076)	(9,260)
Amortization of debt issuance costs	(2,111)	—	(2,111)
Unit-based compensation expense	(1,916)	(15)	(1,931)
Interest income	(502)	—	(502)
Loss on asset disposals and impairments	(177)	—	(177)
EBITDA (d)	$156,128	$(32,160)	$123,968
_____________
See page 54 for the footnotes to this table.

Summary

Our net income for 2013 decreased $13.9 million or 25% to $41.6 million from $55.5 million for 2012. The 2013 results included a net loss of $38.0 million related to the Predecessors for the Los Angeles Logistics Assets that was not included in 2012 as the Los Angeles Logistics Assets were acquired by Tesoro on June 1, 2013. Our Predecessors did not record revenue for transactions with Tesoro for the Los Angeles Logistics Assets prior to the effective date of the Los Angeles Logistics Assets Acquisition. Net income attributable to the partners increased by $22.9 million from 2012. The increase in revenue, including Predecessor revenue, was primarily related to:

•
an increase of $128.5 million in revenues related to the 2013 and 2012 Acquisitions from Tesoro and the Northwest Products System Acquisition, which includes $1.4 million of revenue related to 2013 Predecessor activity; and

•	higher throughput in our Crude Oil Gathering segment, which resulted in an increase in revenues of $17.4 million during 2013.

The increase in revenue during 2013 was offset by the following:

•
an increase in operating and maintenance expenses of $87.0 million, which includes $31.8 million of expenses related to 2013 Predecessor activity. The remaining increase primarily related to increased labor and operating costs associated with operations at the assets associated with the 2013 acquisitions, a full year of operations at the Anacortes Rail Facility in 2013, which was placed in service in September 2012, and higher costs in our Crude Oil Gathering segment resulting primarily from higher throughput;

•
an increase in general and administrative expenses of $15.5 million, which includes $1.8 million of 2013 Predecessor expense. The remaining increase is primarily a result of higher costs, including costs to acquire and integrate the acquired assets from the 2013 acquisitions and a full year of operations at the Anacortes Rail Facility. Transaction costs and exchange registration costs of $6.4 million and $0.2 million, respectively, for 2013 are included in unallocated general and administrative expenses;

•	an increase of $30.2 million in depreciation expense primarily related to the assets acquired in 2013; and

•
an increase in net interest and financing costs of $30.6 million primarily related to the additional debt issued in conjunction with the Northwest Products System Acquisition and the 2012 and 2013 Acquisitions from Tesoro.

Our net income for 2012 increased $37.0 million to $55.5 million from our net income of $18.5 million for the year ended December 31, 2011. The increase in net income was principally related to an increase in revenues of $69.5 million, primarily attributable to the effect of the new commercial agreements with Tesoro effective as of and subsequent to the Initial Offering, including an increase of $17.9 million for the 2012 Acquisitions from Tesoro. The increase in revenue was partially offset by:

•
an increase in operating and maintenance expenses of $15.9 million mainly related to increased expenses in our Crude Oil Gathering segment of $16.1 million, including increased contract trucking expenses related to higher trucking volumes;

•
an increase in general and administrative expenses of $6.9 million as a result of increased cost allocations related to additional resources utilized for management and growth of our assets, a full year of expense under the Second Amended and Restated Omnibus Agreement (the “Amended Omnibus Agreement”). In addition, transaction costs of $2.8 million associated with the 2012 Acquisitions from Tesoro and the acquisition of the Northwest Products System are included in unallocated general and administrative expenses; and

•
an increase in net interest and financing costs of $7.4 million as a result of interest on the TLLP senior notes issued in September 2012 and higher average borrowings under our Revolving Credit Facility during 2012 as compared to 2011.

Crude Oil Gathering Segment

The following table and discussion is an explanation of our results of operations of the Crude Oil Gathering segment for the years ended December 31, 2013, 2012 and 2011 (in thousands, except barrel and per barrel amounts). Our financial information for the Crude Oil Gathering segment includes the results of TLLP beginning April 26, 2011, the date TLLP commenced operations.

	Year Ended December 31,
	2013	2012	2011
REVENUES
Pipeline revenues	$39,637	$33,012	$26,839
Trucking revenues (a)	50,130	39,420	18,120
Total Revenues	89,767	72,432	44,959
COSTS AND EXPENSES
Operating and maintenance expenses (b)	49,333	39,774	23,721
General and administrative expenses	3,010	2,875	1,304
Depreciation and amortization expenses	4,085	3,383	3,141
Gain on asset disposals	—	—	(10)
Total Costs and Expenses	56,428	46,032	28,156
CRUDE OIL GATHERING SEGMENT OPERATING INCOME	$33,339	$26,400	$16,803
VOLUMES (bpd)
Pipeline throughput (c)	85,572	66,615	57,900
Average pipeline revenue per barrel (a) (d)	$1.27	$1.35	$1.27
Trucking	44,363	37,537	24,059
Average trucking revenue per barrel (a) (d)	$3.10	$2.87	$2.06
____________
(a) Our Predecessors did not record revenue for trucking services with Tesoro in the Crude Oil Gathering segment for the TLLP Predecessor prior to the Initial Offering in April 2011. Volumes for all periods presented include both affiliate and third-party throughput.
(b) Operating and maintenance expenses include imbalance settlement gains of $2.1 million, $4.7 million and $4.0 million in the years ended December 31, 2013, 2012 and 2011, respectively.

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

2013 Compared to 2012

Volumes. Average pipeline throughput volumes increased 18,957 bpd, or 28% in 2013, primarily as a result of demand driven by the expansion at Tesoro’s North Dakota refinery, shipments to new destinations and the High Plains Pipeline reversal project. Trucking throughput volumes increased 6,826 bpd, or 18%, primarily as a result of growth in volumes of Bakken crude sourced that require transportation via truck from wells that are not connected to the High Plains Pipeline.

Financial Results. Pipeline and trucking revenues increased $17.4 million, or 24%, to $89.8 million in 2013 compared to $72.4 million in 2012 primarily as a result of higher pipeline throughput and trucking volumes. In addition, FERC pipeline rates increased and trucking rates increased in 2013. The trucking rates increased in accordance with the Second Amended and Restated Trucking Transportation Services Agreement (High Plains System) (the “Amended High Plains Trucking Transportation Services Agreement”).

Operating and maintenance expenses increased $9.5 million, or 24%, to $49.3 million in 2013 compared to $39.8 million in 2012. The increase includes $4.9 million in higher costs associated with trucking operations and $4.7 million in higher costs associated with pipeline operations. The increases in trucking operation costs resulted from higher volumes of crude hauled on our proprietary truck fleet and third party carriers. The increases in pipeline operation costs are primarily due to approximately $2.3 million in costs including environmental accruals and volume losses, net of probable insurance recoveries associated with the release of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”), $0.9 million in higher expense associated with additional operational employees and employee related expenses as a result of increased throughput and a decrease in imbalance settlement gains of $1.3 million.

Depreciation and amortization expense increased $0.7 million, or 21%, to $4.1 million in 2013 compared to $3.4 million in 2012 primarily related to the depreciation expense on assets placed in service, including pump upgrades on our High Plains Pipeline which were completed in conjunction with Tesoro’s 2012 expansion of its North Dakota refinery.

2012 Compared to 2011

Volumes. Average pipeline and trucking volumes increased 8,715 bpd, or 15%, and 13,478 bpd, or 56%, respectively, in 2012 compared to 2011 as a result of demand driven by higher throughput volumes in 2012 at Tesoro’s North Dakota refinery. In addition, pipeline volumes increased from the addition of new connections with non-affiliate carriers in 2012.

Financial Results. Revenues increased $27.4 million, or 61%, to $72.4 million in 2012 compared to $45.0 million in 2011. Trucking revenues increased $21.3 million from 2011 to 2012 primarily as a result of higher volumes combined with the trucking transportation services agreement with Tesoro that went into effect at the closing of the Initial Offering. The TLLP Predecessor recognized only the costs and did not record revenue associated with trucking services provided to Tesoro. Accordingly, the revenues in the Crude Oil Gathering segment through the date of the Initial Offering relate only to amounts received from Tesoro and third parties with respect to transportation regulated by the FERC and the NDPSC on our High Plains System. In addition, pipeline revenues increased $6.1 million in 2012 primarily related to an increase in pipeline volumes and higher committed rates that went into effect under a pipeline transportation services agreement executed at the time of the Initial Offering.

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

General and administrative expenses increased $1.6 million to $2.9 million in 2012 compared to $1.3 million in 2011 as a result of increased expenses for certain allocated employee related costs. The TLLP Predecessor general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services. Although Tesoro charged the Partnership a similar combination of direct charges in 2012, the amounts allocated increased as a result of additional operational administrative resources utilized for management and growth of our assets.

Depreciation and amortization expenses increased $0.2 million, or 8%, to $3.4 million in 2012 compared to 2011 as a result of expenses associated with assets placed in service, including expansion projects and a third-party pipeline connection project, during 2012.

Terminalling and Transportation Segment

The following table and discussion is an explanation of our results of operations of the Terminalling and Transportation segment, including the results of the Acquisitions from Tesoro and the Northwest Products System Acquisition for the years ended December 31, 2013 and 2012 (in thousands, except barrel and per barrel amounts). Our financial information includes the historical results of our Predecessors (for all periods presented) and the results of TLLP beginning April 26, 2011, the date TLLP commenced operations. See “Factors Affecting the Comparability of Our Financial Results” on page 52 for further information.

	Year Ended December 31,
	2013	2012	2011
REVENUES (a)
Terminalling revenues (b)	$184,806	$77,335	$37,705
Pipeline transportation revenues	30,903	7,072	4,673
Total Revenues	215,709	84,407	42,378
COSTS AND EXPENSES
Operating and maintenance expenses (c)	100,738	23,309	23,428
General and administrative expenses	10,833	3,131	2,352
Depreciation and amortization expenses	39,166	9,674	8,136
Loss on asset disposals and impairments	177	535	36
Total Costs and Expenses	150,914	36,649	33,952
TERMINALLING AND TRANSPORTATION SEGMENT OPERATING INCOME	$64,795	$47,758	$8,426
VOLUMES (bpd)
Terminalling throughput	713,246	344,431	314,386
Average terminalling revenue per barrel (b) (d)	$0.71	$0.61	$0.33
Pipeline transportation throughput (a)	169,287	88,857	90,721
Average pipeline transportation revenue per barrel (d)	$0.50	$0.22	$0.14
____________

(a)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment for the TLLP Predecessor prior to the Initial Offering in April 2011 or for assets acquired in the 2013 and 2012 Acquisitions from Tesoro prior to the effective date of each acquisition. Volumes for all periods presented include both affiliate and third-party throughput, with the exception of transportation volumes on the pipeline assets acquired in the Los Angeles Logistics Assets Acquisition which were not separately tracked by Tesoro prior to the acquisition date. Therefore, 2013 pipeline volume and revenue per barrel information has not been adjusted to include the activity prior to December 6, 2013.

(b)
The Partnership adjusted the disclosure of terminalling revenues to include amounts previously reported as storage revenues. Prior year balances for terminalling revenues and average terminalling revenue per barrel have been adjusted to conform to current presentation.

(c)	Operating and maintenance expenses include imbalance settlement gains of $5.4 million, $5.0 million and $3.2 million in the years ended December 31, 2013, 2012 and 2011, respectively.

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

The following table is a summary of our Terminalling and Transportation segment for the year ended December 31, 2013, disaggregated to present the results of operations of our Predecessors for the Los Angeles Logistics Assets Acquisition and of TLLP (in thousands, except barrel and per barrel amounts):

	Tesoro Logistics LP (Partnership) (e)	Predecessors	Total Tesoro Logistics LP
REVENUES (a)
Terminalling revenues (b)	$183,383	$1,423	$184,806
Pipeline transportation revenues	30,903	—	30,903
Total Revenues	214,286	1,423	215,709
COSTS AND EXPENSES
Operating and maintenance expenses (c)	68,908	31,830	100,738
General and administrative expenses	9,080	1,753	10,833
Depreciation and amortization expenses	33,309	5,857	39,166
Loss on asset disposals and impairments	177	—	177
Total Costs and Expenses	111,474	39,440	150,914
TERMINALLING AND TRANSPORTATION SEGMENT OPERATING INCOME (LOSS)	$102,812	$(38,017)	$64,795
VOLUMES (bpd)
Terminalling throughput	518,226	195,020	713,246
Average terminalling revenue per barrel (b) (d)	$0.97	N/A	$0.71
Pipeline transportation throughput (a)	169,287	—	169,287
Average pipeline transportation revenue per barrel (d)	$0.50	N/A	$0.50
____________
(e) See “How We Evaluate Our Operations - Non-GAAP Financial Measures” for information regarding the presentation of our disaggregated results of operations.
See page 60 for additional footnotes to this table.

2013 Compared to 2012

Volumes. Terminalling throughput volumes increased 368,815 bpd in 2013 compared to 2012 primarily related to the terminals acquired in the Los Angeles Terminal Assets Acquisition, the Northwest Products System Acquisition and the Los Angeles Logistics Asset Acquisition, a full year of operations at the Anacortes Rail Facility and expanded capacity at our Stockton, Mandan and Vancouver terminals. In addition, volume in 2013 was higher at our Martinez marine terminal compared to 2012 due to a turnaround at Tesoro’s refinery in 2012. Pipeline transportation throughput volumes increased 80,430 bpd, or 91%, in 2013 compared to 2012 as a result of additional volumes from the Northwest Products System and the pipeline assets acquired in the Los Angeles Logistics Assets Acquisition.

Financial Results. Revenues increased $131.3 million to $215.7 million in 2013 compared to $84.4 million in 2012 primarily due to the commercial agreements with Tesoro that went into effect with each of the Acquisitions from Tesoro. The 2013 and 2012 Acquisitions from Tesoro, including related Predecessor revenues, accounted for approximately $63.9 million and $36.1 million, respectively of the increase in revenues in 2013 over 2012. In addition, the Northwest Products System assets contributed $28.5 million in revenues in 2013. Our Predecessors did not record revenue for intercompany terminalling and pipeline transportation services; therefore, there was no revenue recognized on volume throughput by Tesoro prior to the Initial Offering or the subsequent Acquisitions from Tesoro. Accordingly, our Predecessors’ revenues relate only to amounts received from third parties for these services.

Operating and maintenance expenses increased $77.4 million to $100.7 million in 2013 compared to $23.3 million in 2012. The 2013 and 2012 Acquisitions from Tesoro, including Predecessor costs in 2013 and 2012, accounted for approximately $56.6 million and $3.7 million, respectively of the increase in costs in 2013 over 2012. The Northwest Products System contributed $16.1 million to the increase in costs, including $5.0 million of costs which are part of our detailed inspection and maintenance program for the Northwest Products System.

General and administrative expenses increased $7.7 million to $10.8 million in 2013 compared to $3.1 million in 2012 primarily as a result of increased overhead costs associated with our recently acquired assets.

Depreciation and amortization expenses increased $29.5 million to $39.2 million in 2013 compared to $9.7 million in 2012 primarily as a result of the 2013 and 2012 Acquisitions from Tesoro and the Northwest Products System Acquisition.

2012 Compared to 2011

Volumes. Terminalling throughput volumes increased 30,045 bpd, or 10%, in 2012 compared to 2011 as a result of the completion of the Anacortes Rail Facility in September 2012 and higher demand at our refined products terminals and the Long Beach marine terminal included in the Long Beach Assets Acquisition. In addition, utilization increased at our Wilmington terminal related to the movement of Tesoro’s volumes from third-party assets to our assets. Pipeline transportation throughput volumes decreased 1,864 bpd, or 2%, in 2012 compared to 2011 as a result of lower throughput in 2012 related to Tesoro’s refinery turnaround activities.

Financial Results. Revenues increased $42.0 million to $84.4 million in 2012 compared to $42.4 million in 2011 primarily due to the commercial agreements with Tesoro that went into effect at the time of the Initial Offering. In addition, the new terminalling agreements that went into effect in connection with the 2012 Acquisitions from Tesoro accounted for approximately $17.9 million of the increase in revenues over 2011. Our Predecessors did not record revenue for intercompany terminalling and pipeline transportation services, therefore there was no revenue recognized on volumes throughput by Tesoro prior to the Initial Offering or the subsequent Acquisitions from Tesoro. Accordingly, our Predecessors’ revenues relate only to amounts received from third parties for these services.

Operating and maintenance expenses decreased $0.1 million to $23.3 million in 2012 compared to 2011 primarily as a result of an increase of $1.8 million in imbalance settlement gains attributable to the terminalling services agreement with Tesoro that went into effect at the time of the Initial Offering and a decrease in environmental and other operational expenses of $1.3 million. These contributors were offset by $1.5 million associated with operations at the Anacortes Rail Facility and a $1.4 million increase in the cost of purchased additives that had not previously been allocated to the Predecessors but are an operating expense for the Partnership subsequent to the Initial Offering. The injection of these additives is considered an ancillary service provided by our terminals as outlined in our commercial agreements.

General and administrative expenses increased $0.7 million, or 33%, to $3.1 million in 2012 compared to $2.4 million in 2011 as a result of increased expenses for certain allocated employee related costs. Our Predecessors’ general and administrative expenses included direct charges for the management and operation of our logistics assets and certain expenses allocated by Tesoro for general corporate services. Although Tesoro charged the Partnership a similar combination of direct charges in 2012, the amounts allocated increased as a result of additional operational administrative resources utilized for the management and growth of our assets.

Depreciation and amortization expense increased $1.6 million, or 19%, to $9.7 million in 2012 compared to $8.1 million in 2011 as a result of expenses associated with assets placed in service related to various projects during 2012, including the Anacortes Rail Facility.

The loss on asset disposals and impairments increased to $0.5 million in 2012 as a result of losses recognized related to the retirement of certain assets at our Martinez Crude Oil Marine Terminal.

CAPITAL RESOURCES AND LIQUIDITY

Our primary cash requirements relate to funding capital expenditures, meeting operational needs and paying distributions to our unitholders. We expect our ongoing sources of liquidity to include cash generated from operations, reimbursement for certain maintenance and expansion capital expenditures, borrowings under the Revolving Credit Facility and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements, acquisition-related requirements and debt servicing requirements and allow us to fund at least the minimum quarterly cash distributions.

Equity Overview

Our partnership agreement authorizes us to issue an unlimited number of additional partnership securities on the terms and conditions determined by our general partner without the approval of the unitholders. Costs associated with the issuance of securities are allocated to all unitholders’ capital accounts based on their ownership interest at the time of issuance.

Under a shelf registration statement filed with the Securities and Exchange Commission on January 7, 2013, we have the ability to raise an unlimited amount of common units through one or more prospectus supplements. In addition, we currently have the ability to raise up to an additional $322.1 million for common units representing limited partner interests under our 2012 shelf registration statement.

On November 22, 2013, we closed the November 2013 Equity Offering of 6,300,000 common units representing limited partner interests, at a public offering price of $51.05 per unit. We initially used the net proceeds of $309.9 million to make short-term liquid investments and then used the net proceeds to fund a portion of the Los Angeles Logistics Assets Acquisition.

On January 14, 2013, we closed the January 2013 Equity Offering of 9,775,000 common units representing limited partner interests, at a public offering price of $41.70 per unit. We initially used the net proceeds of $391.6 million, including the proceeds from the exercise of the underwriters’ over-allotment option, to make short-term liquid investments and then applied a significant portion of the proceeds to fund the Northwest Products System Acquisition. In addition, as a result of the January 2013 Equity Offering, TLGP contributed $8.3 million in exchange for 199,490 general partner units to maintain a 2% general partnership interest.

On October 5, 2012, we closed a registered public offering of 4,255,000 common units representing limited partner interests, at a public offering price of $41.80 per unit. We used a significant portion of the net proceeds of $170.5 million, including the proceeds from the exercise of the underwriters’ over-allotment option, for the Anacortes Rail Facility Acquisition.

The table below summarizes the quarterly distributions paid related to our financial results (including incentive distribution rights):

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution (in thousands)	Date of Distribution
December 31, 2013	$0.5650	$2.26	$36,265	February 13, 2014
September 30, 2013	0.5450	2.18	29,396	November 14, 2013
June 30, 2013	0.5100	2.04	26,108	August 14, 2013
March 31, 2013	0.4900	1.96	23,976	May 14, 2013
December 31, 2012	0.4725	1.89	22,911	February 14, 2013
September 30, 2012	0.4550	1.82	16,966	November 14, 2012
June 30, 2012	0.4100	1.64	12,960	August 14, 2012
March 31, 2012	0.3775	1.51	11,832	May 14, 2012
December 31, 2011	0.3625	1.45	11,286	February 13, 2012
September 30, 2011	0.3500	1.40	10,896	November 14, 2011
June 30, 2011 (a)	0.2448	0.98	7,621	August 12, 2011
____________
(a) The quarterly cash distribution for the three months ended June 30, 2011 was calculated as the minimum quarterly cash distribution of $0.3375 per unit, or $1.35 per unit on an annualized basis, prorated for the period beginning April 26, 2011, the date TLLP commenced operations.

We intend to pay a quarterly distribution of at least $0.3375 per unit per quarter, which equates to $18.7 million per quarter, or $74.8 million per year, based on the number of common, subordinated and general partner units outstanding as of December 31, 2013. We do not have a legal obligation to pay this distribution.

Debt Overview

Our total debt at December 31, 2013, was comprised of the following (in thousands):

Debt, including current maturities:	December 31, 2013
Revolving Credit Facility	$—
5.875% Senior Notes due 2020 (b)	605,598
6.125% Senior Notes due 2021	550,000
Capital lease obligations	8,745
Total Debt	1,164,343
Less: Current maturities	(323)
Debt, less current maturities	$1,164,020
____________

(b)	Includes an unamortized premium of $5.6 million.

Revolving Credit Facility

As of December 31, 2013, our Revolving Credit Facility provided for total loan availability of $575.0 million, and we are allowed to request that the loan availability be increased up to an aggregate of $650.0 million, subject to receiving increased commitments from the lenders. Our Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings are available under the Revolving Credit Facility up to the total loan availability of the facility. We had no borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused loan availability of $574.7 million or 99% of the borrowing capacity as of December 31, 2013. The Revolving Credit Facility is scheduled to mature on December 31, 2017.

As of December 31, 2013, our Revolving Credit Facility was subject to the following:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Revolving Credit Facility (c)	0.17%	2.50%	3.25%	1.50%	0.50%
____________
(c) We have the option to elect if the borrowings will bear interest at either, a base rate plus the base rate margin or a Eurodollar rate, for the applicable period, plus the Eurodollar margin at the time of the borrowing. The applicable margin varies based upon a certain leverage ratio, as defined by the Revolving Credit Facility. We also incur commitment fees for the unused portion of the Revolving Credit Facility at an annual rate. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate.

Senior Notes due 2020

Effective December 17, 2013, we completed a private offering of $250.0 million aggregate principal amount of the 5.875% Senior Notes due 2020 (the “December 2013 Debt Offering”) pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The December 2013 Debt Offering was issued under the Indenture governing the $350.0 million of our 5.875% Senior Notes due 2020 issued on September 14, 2012 (the “September 2012 Debt Offering”) and has the same terms as the September 2012 Debt Offering (together with the December 2013 Debt Offering, the “Senior Notes due 2020”). The December 2013 Debt Offering was issued at 102.25% of face value for an effective rate of 5.334%. The proceeds of the December 2013 Debt Offering were used (i) to repay the amounts outstanding under our Revolving Credit Facility, which were used to fund a portion of the Los Angeles Logistics Assets Acquisition, (ii) to pay for the fees and expenses related to the December 2013 Debt Offering and (iii) for general partnership purposes.

The Senior Notes due 2020 have no sinking fund requirements. We may redeem some or all of the Senior Notes due 2020, prior to October 1, 2016, at a make-whole price plus accrued and unpaid interest. On or after October 1, 2016, the Senior Notes may be redeemed at premiums equal to 2.938% through October 1, 2017; 1.469% from October 1, 2017 through October 1, 2018; and at par thereafter, plus accrued and unpaid interest in all circumstances. We will have the right to redeem up to 35% of the aggregate principal amount at 105.875% of face value with proceeds from certain equity issuances through October 1, 2015. The Senior Notes due 2020 are unsecured and guaranteed by all of our domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

Senior Notes due 2021

Effective August 1, 2013, we completed a private offering of $550.0 million aggregate principal amount of the 6.125% Senior Notes due 2021. The proceeds of this offering were used to repay the amounts outstanding under our Revolving Credit Facility, which were used to fund a significant portion of the Los Angeles Terminal Assets Acquisition, and to pay a portion of the fees and expenses related to the offering of the Senior Notes due 2021.

The Senior Notes due 2021 have no sinking fund requirements. We may redeem some or all of the Senior Notes due 2021, prior to October 15, 2016, at a make-whole price plus accrued and unpaid interest, if any. On or after October 15, 2016, the Senior Notes due 2021 may be redeemed at premiums equal to 4.594% through October 15, 2017; 3.063% from October 15, 2017 through October 15, 2018; 1.531% from October 15, 2018 through October 15, 2019; and at par thereafter, plus accrued and unpaid interest in all circumstances. We will have the right to redeem up to 35% of the aggregate principal amount at 106.125% of face value with proceeds from certain equity issuances through October 15, 2016. The Senior Notes due 2021 are unsecured and guaranteed by all of our domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

Registration Rights Agreement and Exchange Offer

On September 12, 2013, we completed an offer to exchange $350 million of our unregistered Senior Notes due 2020 from the September 2012 Debt Offering and our Senior Notes due 2021 (the “Unregistered Notes”) for an equal principal amount of 5.875% Senior Notes due 2020 and 6.125% Senior Notes due 2021 (the “Exchange Notes”), respectively, that were registered under the Securities Act of 1933, as amended. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the Unregistered Notes for which they were exchanged, except that the Exchange Notes generally are not subject to transfer restrictions. The exchange offer fulfills all of the requirements of the registration rights agreements for such Unregistered Notes.

The $250.0 million aggregate principal amount of our 5.875% Senior Notes due 2020 that we issued in the December 2013 Debt Offering are subject to registration rights agreements whereby we have agreed to exchange the notes for registered publicly-traded notes having substantially identical terms as the unregistered notes.

Covenants

The Revolving Credit Facility and Senior Notes due 2020 and Senior Notes due 2021 contain covenants that may, among other things, limit or restrict our ability (as well as the ability of our subsidiaries) to:

•	incur additional indebtedness and incur liens on assets to secure certain debt;

•	pay and make certain restricted payments;

•	make distributions from our subsidiaries;

•	dispose of assets in excess of an annual threshold amount;

•	in the case of the Revolving Credit Facility, make certain amendments, modifications or supplements to organization documents and material contracts;

•	in the case of the Revolving Credit Facility, engage in certain business activities;

•	engage in certain mergers or consolidations and transfers of assets; and

•	enter into non-arm’s-length transactions with affiliates.

We do not believe that these limitations will restrict our ability to pay distributions. Additionally, the Revolving Credit Facility contains covenants that require us to maintain certain interest coverage and leverage ratios. We submit compliance certifications to the bank quarterly, and we were in compliance with our debt covenants as of and for the year ended December 31, 2013.

Cash Flow Summary

Components of our cash flows are set forth below (in thousands):

	Year Ended December 31,
	2013 (a)	2012 (a)	2011 (a)
Cash Flows From (Used In):
Operating Activities	$98,367	$77,505	$26,505
Investing Activities	(386,560)	(124,947)	(15,021)
Financing Activities	292,106	48,406	6,842
Increase in Cash and Cash Equivalents	$3,913	$964	$18,326
______________

(a)	Includes the historical results related to the Partnership and Predecessors for the years ended December 31, 2013, 2012 and 2011.

Operating Activities

Net cash from operating activities increased $20.9 million to $98.4 million in 2013 from $77.5 million in 2012. The increase in net cash from operating activities was primarily attributable to higher revenues and operating income as a result of our Acquisitions from Tesoro, primarily from the increase in revenues associated with the commercial agreements that went into effect on the acquisition dates, and an increase in revenues and operating income as a result of the Northwest Products System Acquisition. This increase was partially offset by an increase in cash paid for interest costs during 2013 compared to 2012 related to the issuance of the Senior Notes due 2020 and Senior Notes due 2021.

Net cash from operating activities increased $51.0 million to $77.5 million in 2012 from $26.5 million in 2011. The increase in net cash from operating activities was related to higher revenues and net income as a result of our commercial agreements with Tesoro executed in conjunction with the Initial Offering and 2012 Acquisitions from Tesoro.

Investing Activities

Net cash used in investing activities increased $261.7 million to $386.6 million in 2013 compared to $124.9 million in 2012. We paid $314.8 million upon closing the Northwest Products System Acquisition in 2013 compared to the advance deposit of $40.0 million that was paid in December 2012 upon execution of the asset purchase and sale agreements. Capital expenditures in 2013 decreased by $18.4 million compared to 2012 as a result of 2012 Predecessor spending on the construction of the Anacortes Rail Facility, which was partially offset by higher spending by the Partnership in 2013 as discussed in “Capital Expenditures” below. As the Acquisitions from Tesoro were transactions between entities under common control, we recorded the $1.1 billion in cash payments for the 2013 Acquisitions from Tesoro as distributions which are presented in financing activities.

Net cash used in investing activities increased $109.9 million to $124.9 million in 2012 compared to $15.0 million in 2011 related to higher capital expenditures in 2012 including various maintenance and expansion capital projects. Cash used in investing activities for 2012 included an advance payment of $40.0 million to secure the acquisition of the Northwest Products System. As the Acquisitions from Tesoro were transactions between entities under common control, we recorded the $418.5 million in cash payments for the assets as distributions in financing activities.

Financing Activities

Net cash provided by financing activities increased $243.7 million to $292.1 million in 2013 from $48.4 million in 2012. The net cash provided by financing activities in 2013 included the net proceeds of $391.6 million and $309.9 million resulting from the January 2013 Equity Offering and November 2013 Equity Offering, respectively, and $8.3 million in net proceeds from the offering of general partner units to Tesoro. The cash payments for the 2013 Acquisitions from Tesoro of $1.1 billion were treated as cash distributions to Tesoro for accounting purposes. We borrowed amounts under our Revolving Credit Facility to fund cash portions of the 2013 Acquisitions from Tesoro, which we subsequently refinanced with proceeds from the private offering of the Senior Notes due 2021 in August 2013 and the December 2013 Debt Offering. We paid quarterly cash distributions totaling $102.4 million in 2013, and we paid $16.3 million in financing costs during 2013 related to the January and May Amendments to the Revolving Credit Facility, the December 2013 Debt Offering, the private offering of the Senior Notes due 2021 and the exchange offer completed in September 2013.

Net cash from financing activities increased $41.6 million to $48.4 million in 2012 from $6.8 million in 2011. As discussed above, net cash provided by financing activities in 2012 includes $418.5 million in uses of cash related to the Acquisitions from Tesoro. The 2012 acquisitions were funded with $350.0 million in proceeds from the September 2012 Debt Offering, $170.7 million in net proceeds from the October 2012 public offering of common units and $68.0 million borrowed under our Revolving Credit Facility. In addition, we used a portion of the remaining proceeds of the September 2012 Debt Offering to repay the outstanding balance of $118.0 million on our Revolving Credit Facility. We paid quarterly cash distributions totaling $53.0 million in 2012, and we paid $8.8 million in financing costs during 2012.

Historically, the Predecessors’ sources of liquidity included cash generated from operations and funding from Tesoro. Cash receipts were deposited in Tesoro’s bank accounts and all cash disbursements were made from those accounts. The Sponsor contribution of $19.7 million, $52.5 million and $19.7 million included in cash from financing activities in 2013, 2012 and 2011, respectively, funded the cash portion of the net loss for the Predecessors.

Capital Expenditures

The Partnership’s operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations and to maintain assets, ensuring regulatory compliance. The cost estimates described below are subject to further review, analysis and permitting requirements and include estimates for capitalized interest and labor. Maintenance capital expenditures include expenditures required to maintain equipment reliability and integrity and to address regulatory compliance. Expansion capital expenditures include expenditures to purchase or construct new assets and to expand existing facilities or services that may increase throughput capacity on our pipelines and in our terminals or increase storage capacity and other services at our storage and terminalling facilities.

We estimate that our total capital expenditures for 2014 will be $160.0 million, or $125.0 million net of reimbursements from entities including Tesoro, with whom we contract to provide services. We anticipate that our capital expenditures will be funded primarily with cash generated from operations, reimbursements for certain maintenance and expansion capital expenditures and issuances of additional debt and equity securities, as needed. The following table summarizes our capital expenditures for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Expansion	$62,884	$80,633	$10,418
Maintenance	15,725	10,719	8,268
Total Capital Expenditures (a)	$78,609	$91,352	$18,686
_____________

(a)	Includes capital spending related to our Predecessors of $2.7 million, $53.5 million and $8.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table summarizes our capital expenditures for the years ended December 31, 2013 and 2012, disaggregated to present the results of operations of our Predecessors and of TLLP (in thousands):

	Tesoro Logistics LP (Partnership) (b)	Predecessors	Total Tesoro Logistics LP
2013
Expansion	$62,223	$661	$62,884
Maintenance	13,735	1,990	15,725
Total Capital Expenditures	$75,958	$2,651	$78,609

2012
Expansion	$29,152	$51,481	$80,633
Maintenance	8,701	2,018	10,719
Total Capital Expenditures	$37,853	$53,499	$91,352
_____________
(b) See “How We Evaluate Our Operations - Non-GAAP Financial Measures” for information regarding the presentation of our disaggregated results of operations and exclusion of certain predecessor information.

Expansion capital expenditures

Expansion capital spending in 2013 decreased $17.7 million to $62.9 million compared to $80.6 million in 2012. Excluding the net decrease in Predecessor capital expenditures of $50.8 million principally attributable to the construction of the Anacortes Rail Facility in 2012, our expansion capital expenditures in 2013 increased $33.1 million primarily related to the High Plains Pipeline reversal project and expansion of our terminals. The 2013 expansion capital spending for our Terminalling and Transportation segment included expenditures for the expansion of throughput capacity and services at our Stockton, Vancouver and Mandan terminals. A total of $1.1 million expended for projects at our Martinez Crude Oil Marine Terminal and in our recently acquired Los Angeles pipeline assets were reimbursed by Tesoro.

We estimate that our expansion capital expenditures for 2014 will be $115.0 million, or $100.0 million net of reimbursements, with approximately $70.0 million planned for our Crude Oil Gathering segment and $45.0 million, or $30.0 million net of reimbursements, planned for our Terminalling and Transportation segment. Major projects for the Crude Oil Gathering segment include the following:

•
The construction of the Bakken area storage hub (“BASH”) in 2014 and 2015 with total expected spend of $20.0 million. The BASH is a storage facility with an expected initial capacity of 1.0 million barrels, 0.4 million barrels of which are currently in progress.

•
High Plains Pipeline reversal project which is expected to increase throughput on the High Plains Pipeline by over 50 percent. The project commenced in 2013 and has an expected completion in 2014. Approximately $10.0 million was expended on this project in 2013 and $25.0 million is expected to be expended in 2014.

Major projects for the Terminalling and Transportation segment include the following:

•	Southern California distribution system construction and optimization project, with 2014 expected spend of $20.0 million. This project is expected to increase throughput and expand ancillary services.

Maintenance capital expenditures

Maintenance capital spending in 2013 increased $5.0 million, or 47%, to $15.7 million compared to $10.7 million in 2012. Maintenance capital spending, excluding the capital spending of our Predecessors, was $13.7 million in 2013 primarily for improving reliability on the High Plains System and regulatory projects at the Martinez Crude Oil Marine Terminal and Long Beach marine terminal. Maintenance capital spending by our Predecessors in 2013 of $2.0 million primarily included maintenance projects at the marine terminals and storage facilities acquired with the Los Angeles Logistics Assets. A total of $5.0 million primarily expended for projects at the Martinez Crude Oil Marine Terminal and Long Beach marine terminal was reimbursed to us by Tesoro in 2013.

We estimate that our maintenance capital expenditures for 2014 will be $45.0 million, or $25.0 million, net of reimbursements, and will primarily be used to increase the reliability and integrity of our assets.

Contractual Obligations

We have numerous contractual commitments for purchases associated with the operation of our assets, our debt service and our operating and capital leases (see Notes I and J to our combined consolidated financial statements in Item 8). We also have minimum contractual spending requirements for certain capital projects. A summary of our contractual obligations as of December 31, 2013, is as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt obligations (a)	$68,937	$68,937	$68,937	$68,937	$68,937	$1,305,732	$1,650,417
Capital lease obligations (b)	884	853	890	896	969	9,175	13,667
Operating lease obligations (c)	5,790	5,213	5,084	4,321	3,104	34,066	57,578
Other purchase obligations (d)	12,087	8,631	7,228	7,228	7,228	4,027	46,429
Capital expenditure obligations (e)	30,783	—	—	—	—	—	30,783
Total Contractual Obligations	$118,481	$83,634	$82,139	$81,382	$80,238	$1,353,000	$1,798,874
_______________

(a)	Includes maturities of principle and interest payments. Amounts and timing may be different from our estimated commitments due to potential voluntary debt prepayments and borrowings.

(b)	Capital lease obligations include amounts classified as interest.

(c)
Minimum operating lease payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year primarily related to our truck vehicle leases and, to a lesser extent, leases for terminals, pump stations and property leases.

(d)
Purchase obligations include enforceable and legally binding service agreement commitments that meet any of the following criteria: (1) they are non-cancellable, (2) we would incur a penalty if the agreement was canceled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If we can unilaterally terminate the agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the termination fee or the amount that would be paid over the notice period. Contracts that can be unilaterally terminated without a penalty are not included. Future purchase obligations primarily include the Amended Omnibus Agreement and the Amended Operational Services Agreement. Our Amended Omnibus Agreement remains in effect between the Partnership and Tesoro until a change in control of the Partnership. As we are unable to estimate the termination of the contract, we have included the fees for each of the five years following December 31, 2013 for disclosure purposes.

(e)	Minimum contractual spending requirements for certain capital projects.

We also have other noncurrent liabilities pertaining to our environmental liabilities and immaterial amounts of asset retirement obligations. With the exception of amounts classified as current, there is uncertainty as to the timing of future cash flows related to these obligations. As such, we have excluded these future cash flows from the table above. See additional information on environmental liabilities and asset retirement obligations in Note J and Note A, respectively, to our combined consolidated financial statements in Item 8.

Off Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements, other than our leasing arrangements described in Note J to our combined consolidated financial statements in Item 8, that would result in off-balance sheet liabilities.

Environmental and Other Matters

Environmental Regulation

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

Future expenditures may be required to comply with the federal, state and local environmental requirements for our various sites, including our storage facility, pipelines and refined products terminals. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our financial position, results of operations and liquidity. Tesoro indemnifies us for certain of these costs as described in the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement. Additional information regarding environmental regulations can be found in Items 1 and 2 Business and Properties.

Environmental Liabilities

Contamination resulting from spills of crude oil and refined products is not unusual within the petroleum refining, terminalling or pipeline industries. Historic spills along our pipelines, gathering systems and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater. Site conditions, including soils and groundwater, are being evaluated at our properties where releases of hydrocarbons and other wastes have occurred. A number of our properties have known hydrocarbon or other hazardous material contamination in the soil and groundwater. See below for our discussion of the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement for more information regarding the indemnification of certain environmental matters provided to us by Tesoro and discussion of certain environmental obligations that were retained by Chevron in conjunction with the Northwest Products System Acquisition.

Tesoro has been party to various litigation and contingent loss matters, including environmental matters, arising in the ordinary course of business. The outcome of these matters cannot always be accurately predicted, but our Predecessors have historically recognized liabilities for these matters based on estimates and applicable accounting guidelines and principles. These liabilities were based on engineering estimates, expected timing, extent of remedial actions required by governing agencies and experience gained from similar sites for which environmental assessments or remediation have been completed. It is possible that the estimates will change and that remediation costs could be adjusted as more information becomes available.

Tioga, North Dakota Crude Oil Pipeline Release. In September 2013, the Partnership responded to the Crude Oil Pipeline Release of approximately 20,000 barrels in a rural field northeast of Tioga, North Dakota. The affected segment of the pipeline was temporarily shut down and the release was stopped. Repairs on the affected segment have been completed, and the pipeline was restarted on November 1, 2013 following authorization from PHMSA, and their issuance of a Safety Order.

The Partnership recognized $15.0 million of estimated environmental liabilities associated with the Crude Oil Pipeline Release for the year ended December 31, 2013, with approximately $4 million related to the initial response and an estimated $11 million for accelerated remediation activities that will be conducted during the next few years to restore the site to agricultural use. The related cost and $14.0 million in offsetting probable insurance recoveries are included in operating and maintenance expense in our combined consolidated statement of operations for the year ended December 31, 2013. The probable insurance recoveries were recorded as an other receivable at December 31, 2013 pursuant to a pollution liability insurance policy, which is subject to a $1.0 million deductible and a $25.0 million loss limit. As of February 18, 2014, we have received insurance proceeds of $1.5 million as reimbursement of costs incurred. Costs to comply with the Safety Order are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Chevron Diesel Pipeline Release. On March 18, 2013, Chevron detected and responded to the Diesel Pipeline Release that occurred near Willard, Utah on the Northwest Products System. As a result of this release, a Corrective Action Order (the “CAO”) was issued on March 22, 2013 by PHMSA. In addition, on April 11, 2013, the Department of Environmental Quality, Division of Water Quality, of the State of Utah issued a Notice of Violation and Compliance Order. In accordance with the sale and purchase agreements, as amended, Chevron has retained financial and operational responsibility to remediate the site of the Diesel Pipeline Release through mid-2015, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident.

In exchange for a reduction of the purchase price from $400.0 million to $354.8 million, the Partnership assumed responsibility for performing additional testing and associated pipeline repairs on the pipeline pursuant to the CAO upon closing the Northwest Products System Acquisition. In connection with the Northwest Products System Acquisition, our consolidated balance sheet as of December 31, 2013 included $8.0 million in accruals related to the CAO, which are included in accrued environmental liabilities, and $4.7 million in accruals unrelated to the Diesel Pipeline Release, which are included in other noncurrent liabilities. Our environmental liabilities are based primarily on estimates using internal and third-party assessments and available information to date. It is possible these estimates will change as additional information becomes available.

We expect to spend approximately $15.0 million to $25.0 million through mid-2015 to perform a detailed inspection and maintenance program, including costs to perform repairs as a result of the inspection, which is intended to improve the integrity of the Northwest Products Pipeline. This includes the costs to comply with the CAO and also costs expected for inspections and repairs on other sections of the pipeline. We spent $8.9 million under this inspection and maintenance program during the year ended December 31, 2013.

Tesoro Indemnification. Under the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro.

Under the Amended Omnibus Agreement, with respect to assets that we acquired from Tesoro, excluding the Los Angeles Terminal Assets and the Los Angeles Logistics Assets, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of closing. Under the Amended Omnibus Agreement, the aggregate annual deductible for each type of liability (unknown environmental liabilities or title matters) is $0.6 million, as of December 31, 2013, before we are entitled to indemnification in any calendar year in consideration of the Initial Assets and all subsequent Acquisitions from Tesoro, with the exception of the Los Angeles Terminal Assets Acquisition and the Los Angeles Logistics Assets Acquisition. In addition, with respect to the assets that we acquired from Tesoro, we have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Initial Offering, and the subsequent Acquisitions from Tesoro, and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities.

Under the Carson Assets Indemnity Agreement, Tesoro retained responsibility for remediation of known environmental liabilities due to the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the acquisition dates, and has indemnified the Partnership for any losses incurred by the Partnership arising out of those remediation obligations. The indemnification for unknown pre-closing remediation liabilities is limited to five years. However, with respect to Terminal 2 at the Long Beach marine terminal, which was included in the Los Angeles Logistics Assets Acquisition, the indemnification for unknown pre-closing remediation liabilities is limited to ten years. Indemnification of the Los Angeles Terminal Assets’ and the Los Angeles Logistics Assets’ environmental liabilities are not subject to a deductible.

Other than described above, we did not have any other material outstanding lawsuits, administrative proceedings or governmental investigations as of December 31, 2013.

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

Property, Plant and Equipment

We calculate depreciation expense using the straight-line method based on estimated useful lives and salvage values of long-lived assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as maintenance levels, economic conditions impacting the demand for these assets and regulatory or environmental requirements could cause us to change our estimates, thus impacting the future calculation of depreciation expense.

We review property, plant and equipment and other long-lived assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Factors that indicate potential impairment include: a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset and a significant change in the asset’s physical condition or use. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. If this occurs, an impairment loss is recognized equal to the amount by which the asset’s net book value exceeds its fair market value.

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

Imbalances

We experience volume gains and losses, which we sometimes refer to as imbalances, within our pipelines, terminals and storage facilities due to pressure and temperature changes, evaporation and variances in meter readings and in other measurement methods. The value of any crude oil or refined product imbalance gain or loss is determined by reference to the monthly average market reference price for the applicable commodity, less a specified discount. Any imbalances under contractual provisions where we bear any crude oil or refined product volume losses in excess of amounts contractually specified reduce our operating and maintenance expenses in the period in which they are realized, to the extent they are lower than the loss allowance, and increase our operating and maintenance expenses in such period to the extent they exceed the loss allowance.

Environmental Liabilities

At December 31, 2013 our total environmental liabilities included in other current liabilities and other noncurrent liabilities were $24.4 million. We record environmental liabilities when environmental assessments and/or proposed environmental remedies are probable and can be reasonably estimated. Usually, the timing of our accruals coincides with assessing the liability and then completing a feasibility study or committing to a formal plan of action. When we complete our analysis or when we commit to a plan of action, we accrue a liability based on the minimum range of the expected costs, unless we consider another amount more likely. We base our cost estimates on the extent of remedial actions required by applicable governing agencies, experience gained from similar environmental projects and the amounts to be paid by other responsible parties.
Accruals for our environmental liabilities require judgment due to the uncertainties related to the magnitude of the liability and timing of the remediation effort. Our environmental liability estimates are subject to change due to potential changes in environmental laws, regulations or interpretations, additional information related to the extent and nature of the liability, and potential improvements in remediation technologies. We do not discount our estimated liabilities to present value.
As of December 31, 2013, we carry a pollution liability insurance policy, which is subject to a $1.0 million deductible and a $25.0 million loss limit. We record insurance recoveries during the year when recovery is probable and can be reasonably estimated.
Revenue Recognition

The Partnership has several streams of revenue. Revenues are recognized as products are shipped through our pipelines and terminals. Billings to affiliated customers for obligations under their quarterly minimum revenue commitments (shortfall payments) are recorded as deferred revenue as they have the right to receive future services for these billings. Revenue is recognized at the earlier of:

•	the customer receiving the future services provided by these billings;

•	the expiration of the period in which the customer is contractually allowed to receive the services (typically three months); or

•	the determination that future services will not be required.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not own the refined products or crude oil that are shipped through our pipelines, distributed through our terminals, or held in our storage facilities, and because all of our commercial agreements with Tesoro, other than our High Plains Pipeline Transportation Services Agreement and our Second Amended and Restated Master Terminalling Services Agreement, require Tesoro to bear the risk of any volume loss relating to the services we provide, we have minimal direct exposure to risks associated with fluctuating commodity prices. For all of our other terminals, and under our other commercial agreements with Tesoro, we have no obligation to measure volume losses and have no liability for physical losses. In addition, our commercial agreements with Tesoro are indexed for inflation and contain fuel surcharge provisions that are designed to substantially mitigate our exposure to increases in diesel fuel prices and the cost of other supplies used in our business. We do not intend to hedge our exposure to commodity risk related to imbalance gains and losses or to diesel fuel or other supply costs.

Interest Rate Risk

Our use of debt directly exposes us to interest rate risk. Variable-rate debt, such as borrowings under our Revolving Credit Facility, exposes us to short-term changes in market rates that impact our interest expense. Fixed rate debt, such as our Senior Notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to rates higher than the current market. The fair value of our debt was estimated primarily using quoted market prices. The carrying value and fair value of our debt were both approximately $1.2 billion at December 31, 2013 and were $354.0 million and $368.7 million, respectively, at December 31, 2012. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. As of December 31, 2013, we had no borrowings under our revolving credit facility. Any change in interest rates would affect cash flows, but not the fair value of the debt we incur under our revolving credit facility.

We currently do not use interest rate swaps to manage our exposure to interest rate risk; however, we continue to monitor the market and our exposure, and in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Tesoro Logistics GP, LLC and
Unitholders of Tesoro Logistics LP

We have audited the accompanying consolidated balance sheets of Tesoro Logistics LP as of December 31, 2013 and 2012, and the related combined consolidated statements of operations, partners’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tesoro Logistics LP at December 31, 2013 and 2012, and the combined consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tesoro Logistics LP’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework), and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
February 24, 2014

TESORO LOGISTICS LP
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per unit amounts)
REVENUES
Affiliate	$265,057	$142,667	$77,443
Third-party	40,419	14,172	9,894
Total Revenues	305,476	156,839	87,337
COSTS AND EXPENSES
Operating and maintenance expenses	157,622	72,769	54,302
Imbalance settlement gains	(7,551)	(9,686)	(7,153)
General and administrative expenses	31,260	15,713	8,776
Depreciation and amortization expenses	43,251	13,057	11,277
Loss on asset disposals and impairments	177	535	26
Total Costs and Expenses	224,759	92,388	67,228
OPERATING INCOME	80,717	64,451	20,109
Interest and financing costs, net	(39,582)	(8,992)	(1,610)
Interest income	502	48	—
NET INCOME	41,637	55,507	18,499
Loss attributable to Predecessors	38,017	1,284	16,069
Net income attributable to partners	79,654	56,791	34,568
General partner’s interest in net income, including incentive distribution rights	(12,153)	(2,674)	(692)
Limited partners’ interest in net income	$67,501	$54,117	$33,876

Net income per limited partner unit:
Common - basic	$1.48	$1.90	$1.11
Common - diluted	$1.47	$1.89	$1.11
Subordinated - basic and diluted	$1.35	$1.47	$1.11

Weighted average limited partner units outstanding:
Common units - basic	31,545,935	16,614,668	15,254,890
Common units - diluted	31,618,434	16,708,950	15,282,366
Subordinated units - basic and diluted	15,254,890	15,254,890	15,254,890

Cash distributions per unit	$2.1100	$1.7150	$0.9573

See accompanying notes to combined consolidated financial statements.

TESORO LOGISTICS LP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,203	$19,290
Receivables, net
Trade	9,125	343
Affiliate	42,369	17,660
Other	14,000	—
Current assets held for sale	4,903	—
Prepayments and other	2,110	1,130
Total Current Assets	95,710	38,423
NET PROPERTY, PLANT AND EQUIPMENT	1,368,301	274,372
DEPOSITS	87	40,041
GOODWILL	8,738	—
OTHER NONCURRENT ASSETS	29,476	10,342
Total Assets	$1,502,312	$363,178

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable
Trade	$21,412	$9,005
Affiliate	13,851	7,089
Deferred revenue - affiliate	2,346	2,027
Accrued interest and financing costs	22,895	6,116
Accrued environmental liabilities	19,741	—
Other current liabilities	6,863	3,095
Total Current Liabilities	87,108	27,332
OTHER NONCURRENT LIABILITIES	5,832	47
DEBT	1,164,020	353,922
COMMITMENTS AND CONTINGENCIES (Note J)
EQUITY (DEFICIT)
Common unitholders: 39,148,916 units issued and outstanding (20,495,254 in 2012)	459,261	153,037
Subordinated unitholders: 15,254,890 units issued and outstanding (15,254,890 in 2012)	(161,311)	(144,162)
General partner: 1,110,282 units issued and outstanding (729,596 in 2012)	(52,598)	(26,998)
Total Equity (Deficit)	245,352	(18,123)
Total Liabilities and Equity (Deficit)	$1,502,312	$363,178

See accompanying notes to combined consolidated financial statements.

TESORO LOGISTICS LP
COMBINED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

		Partnership
	Equity of Predecessors	Common	Subordinated	General Partner	Total
	(Dollars in thousands)
Balance at December 31, 2010	$179,772	$—	$—	$—	$179,772
Sponsor contributions of equity to the Predecessors	19,690	—	—	—	19,690
Loss attributable to Predecessors	(16,069)	—	—	—	(16,069)
Net liabilities not assumed by Tesoro Logistics LP	4,389	—	—	—	4,389
Allocation of net assets acquired by the unitholders	(134,479)	10,654	72,083	51,742	—
Equity offering, net of issuance costs	—	301,300	(12,651)	(517)	288,132
Distributions to unitholders and general partner related to assets acquired in the initial public offering	—	(69,927)	(213,353)	(50,000)	(333,280)
Quarterly distributions to unitholders and general partner	—	(9,073)	(9,073)	(371)	(18,517)
Net income attributable to partners	—	16,938	16,938	692	34,568
Other	4,399	538	3,008	42	7,987
Balance at December 31, 2011	$57,702	$250,430	$(143,048)	$1,588	$166,672
Sponsor contributions of equity to the Predecessors	52,457	—	—	—	52,457
Loss attributable to Predecessors	(1,284)	—	—	—	(1,284)
Net liabilities not assumed by Tesoro Logistics LP	2,174	—	—	—	2,174
Allocation of net assets acquired by the unitholders	(111,068)	98,130	—	12,938	—
Equity offering, net of issuance costs	—	173,736	(3,114)	(130)	170,492
Distributions to unitholders and general partner related to acquisitions (a)	—	(375,881)	—	(42,619)	(418,500)
Quarterly distributions to unitholders and general partner	—	(26,902)	(24,484)	(1,665)	(53,051)
Net income attributable to partners	—	28,238	25,879	2,674	56,791
Other	19	5,286	605	216	6,126
Balance at December 31, 2012	$—	$153,037	$(144,162)	$(26,998)	$(18,123)
Sponsor contributions of equity to the Predecessors	19,720	—	—	—	19,720
Sponsor contributions of assets acquired to the Predecessors	701,474	—	—	—	701,474
Loss attributable to Predecessors	(38,017)	—	—	—	(38,017)
Net liabilities not assumed by Tesoro Logistics LP	15,076	—	—	—	15,076
Allocation of net assets acquired by the unitholders	(698,268)	654,769	—	43,499	—
Equity offerings, net of issuance costs	—	710,568	(8,565)	7,791	709,794
Quarterly distributions to unitholders and general partner	—	(62,622)	(30,777)	(9,008)	(102,407)
Distributions to unitholders and general partner related to acquisitions (a)	—	(1,048,684)	—	(80,316)	(1,129,000)
Net income attributable to partners	—	45,559	21,942	12,153	79,654
Other	15	6,634	251	281	7,181
Balance at December 31, 2013	$—	$459,261	$(161,311)	$(52,598)	$245,352
_____________

(a)
Distributions to unitholders and general partner include $1,129.0 million and $418.5 million in cash payments for acquisitions from Tesoro during 2013 and 2012, respectively. As an entity under common control with Tesoro, we record the assets that we acquire from Tesoro in our consolidated balance sheets at Tesoro’s historical book value instead of fair value, and any excess of cash paid over the historical book value of the assets acquired from Tesoro is recorded within equity. As a result of this accounting treatment, these transactions resulted in decreases of $430.7 million and $307.4 million in our equity balance during 2013 and 2012, respectively.

See accompanying notes to combined consolidated financial statements.

TESORO LOGISTICS LP
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$41,637	$55,507	$18,499
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization expenses	43,251	13,057	11,277
Amortization of debt issuance costs	2,111	1,147	420
Unit-based compensation expense	1,931	1,191	479
Loss on asset disposals and impairments	177	535	26
Changes in current assets and liabilities:
Receivables - third party	(9,435)	(208)	(2,136)
Receivables - affiliate	(24,462)	(8,253)	(6,453)
Receivables - other	(14,000)	—	—
Prepayments and other current assets	(1,819)	(375)	(914)
Accounts payable - trade	10,031	1,235	1,461
Accounts payable - affiliate	6,748	4,277	2,848
Deferred revenue - affiliate	319	252	1,775
Other current liabilities	30,003	7,674	1,564
Changes in other noncurrent assets and liabilities	11,875	1,466	(2,341)
Net cash from operating activities	98,367	77,505	26,505
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(72,161)	(90,610)	(15,021)
Acquisitions	(314,757)	(40,000)	—
Capital expenditure reimbursements	358	5,648	—
Proceeds from sale of assets	—	15	—
Net cash used in investing activities	(386,560)	(124,947)	(15,021)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from debt offering	805,625	350,000	—
Proceeds from issuance of common units, net of issuance costs	701,268	170,725	288,132
Proceeds from issuance of general partner units	8,319	—	—
Distributions related to acquisitions	(1,129,000)	(418,500)	(333,280)
Quarterly distributions to unitholders	(93,399)	(51,386)	(18,146)
Quarterly distributions to general partner	(9,008)	(1,665)	(371)
Repayments under revolving credit agreement	(794,000)	(118,000)	—
Borrowings under revolving credit agreement	794,000	68,000	50,000
Payments on capital lease	(288)	(10)	—
Sponsor contributions of equity to the Predecessors	19,720	52,457	19,690
Financing costs	(16,277)	(8,828)	(1,852)
Capital contributions by affiliate	5,146	5,613	2,669
Net cash from financing activities	292,106	48,406	6,842
INCREASE IN CASH AND CASH EQUIVALENTS	3,913	964	18,326
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,290	18,326	—
CASH AND CASH EQUIVALENTS, END OF YEAR	$23,203	$19,290	$18,326

See accompanying notes to combined consolidated financial statements.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

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

TLLP is a Delaware limited partnership formed in December 2010 by Tesoro Corporation and its wholly owned subsidiary, TLGP, our general partner. In April 2011, we completed our initial public offering (the “Initial Offering”) of 14,950,000 common units representing limited partner interests.

We are a fee-based, growth-oriented Delaware limited partnership formed by Tesoro to own, operate, develop and acquire logistics assets. Our logistics assets are integral to the success of Tesoro’s refining and marketing operations and are used to gather crude oil and to distribute, transport and store crude oil and refined products. Our assets are categorized into a Crude Oil Gathering segment and a Terminalling and Transportation segment.

We generate revenue by charging fees for gathering crude oil and for terminalling, transporting and storing crude oil and refined products. Since we do not own any of the crude oil or refined products that we handle nor engage in the trading of crude oil or refined products, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customers’ operations. In 2013, 87% of our revenue was derived from Tesoro primarily under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

Our Crude Oil Gathering segment consists of a crude oil gathering system (the “High Plains System”) in the Bakken Shale/Williston Basin area of North Dakota and Montana (the “Bakken Region”). Our High Plains System gathers and transports crude oil from various production locations in this area for transportation to Tesoro’s North Dakota refinery and other destinations in the Bakken Region, including export rail terminals and pipelines.

Our Terminalling and Transportation segment consists of:

•
a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a jet fuel pipeline to the Salt Lake City International Airport (the “Northwest Products Pipeline”);

•	20 crude oil and refined products terminals and storage facilities in the western and midwestern U.S.;

•	four marine terminals in California;

•	a rail-car unloading facility in Washington;

•	a petroleum coke handling and storage facility in Los Angeles; and

•	other pipelines which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City and Los Angeles.

Principles of Combination and Consolidation and Basis of Presentation

The financial statements presented in this Annual Report on Form 10-K contain the audited combined financial results of Tesoro Logistics LP predecessor (the “TLLP Predecessor”), our predecessor for accounting purposes, for periods presented through April 25, 2011, and the consolidated financial results of TLLP for the period beginning April 26, 2011, the date TLLP commenced operations. The TLLP Predecessor includes the financial results of the initial assets (“Initial Assets”) acquired from Tesoro during the Initial Offering through April 25, 2011. The consolidated balance sheet as of December 31, 2013 presents solely the consolidated financial position of the Partnership.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

In 2013 and 2012, we entered into various transactions with Tesoro and our general partner, Tesoro Logistics GP, LLC (“TLGP”), pursuant to which TLLP acquired from Tesoro the following:

•
two marine terminals, a marine storage terminal, a products terminal, a petroleum coke handling and storage facility, over 100 miles of active crude oil and refined products pipeline and certain assets and properties related thereto located in Southern California (the “Los Angeles Logistics Assets”) effective December 6, 2013 (the “Los Angeles Logistics Assets Acquisition”);

•
six marketing terminals and storage facilities located in Southern California and certain assets and properties related thereto (the “Los Angeles Terminal Assets”) effective June 1, 2013 (the “Los Angeles Terminal Assets Acquisition”);

•	the Anacortes rail car unloading facility assets (collectively, the “Anacortes Rail Facility”) effective November 15, 2012 (the “Anacortes Rail Facility Acquisition”);

•
the Long Beach marine terminal and related short-haul pipelines, including the Los Angeles short-haul pipelines (collectively, the “Long Beach Assets”) effective September 14, 2012 (the “Long Beach Assets Acquisition”); and

•	the Martinez crude oil marine terminal assets (collectively, the “Martinez Crude Oil Marine Terminal”) effective April 1, 2012 (the “Martinez Marine Terminal Acquisition”).

These transactions are collectively referred to as “Acquisitions from Tesoro.”

The Acquisitions from Tesoro were transfers between entities under common control. As an entity under common control with Tesoro, we record the assets that we acquire from Tesoro on our consolidated balance sheet at Tesoro’s historical basis instead of fair value. Transfers of businesses between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior periods are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the TLLP Predecessor and TLLP have been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition. There was no financial statement impact related to the Anacortes Rail Facility prior to 2012 as the costs of construction were recorded in 2012. Also there was no financial statement impact related to the Los Angeles Terminal Assets since they were not operated by Tesoro prior to their acquisition by TLLP. We refer to the TLLP Predecessor, and, prior to each acquisition date, the Acquisitions from Tesoro collectively as our “Predecessors.” See Note B for additional information regarding the 2013 acquisitions.

The accompanying financial statements and related notes present the combined financial position, results of operations, cash flows and equity of our Predecessors at historical cost. The financial statements of our Predecessors have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment or for trucking services in the Crude Oil Gathering segment for the TLLP Predecessor prior to the Initial Offering or for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition. All intercompany accounts and transactions have been eliminated.

We have evaluated subsequent events through the filing of this Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our financial statements.

Use of Estimates

We prepare our combined consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses reported and presented as of and for the periods ended. We review our estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

Reclassifications

Certain prior year balances have been reclassified in order to conform to the current year presentation.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

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

Receivables

The majority of the accounts receivable are due from Tesoro. Credit for non-affiliated customers is extended based on an evaluation of each customer’s financial condition and in certain circumstances, collateral, such as letters of credit or guarantees, is required. Our allowance for doubtful accounts is based on various factors including current sales amounts, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. The Partnership had $0.1 million and no allowance for doubtful accounts as of December 31, 2013 and 2012, respectively.

Financial Instruments

Financial instruments including cash and cash equivalents, receivables, accounts payable and accrued liabilities are recorded at their carrying value. We believe the carrying value of these financial instruments approximates fair value. Our fair value assessment incorporates a variety of considerations, including:

•	the short term duration of the instruments (less than one percent of our trade payables and two percent of our third-party receivables have been outstanding for greater than 90 days); and

•	the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of our debt were both approximately $1.2 billion at December 31, 2013 and $354.0 million and $368.7 million, respectively, at December 31, 2012.

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. We capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect construction costs include general engineering, taxes and the cost of funds used during construction. Costs, including complete asset replacements and enhancements or upgrades that increase the original efficiency, productivity or capacity of property, plant and equipment, are also capitalized. The costs of repairs, minor replacements and maintenance projects that do not increase the original efficiency, productivity or capacity of property, plant and equipment are expensed as incurred. We capitalize interest as part of the cost of major projects during the construction period. These costs are recorded as a reduction to interest and financing costs.

We compute depreciation of property, plant and equipment using the straight-line method, based on the estimated useful life (one to 30 years) and salvage value of each asset. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as maintenance levels, economic conditions impacting the demand for these assets and regulatory or environmental requirements could cause us to change our estimates, thus impacting the future calculation of depreciation. We depreciate leasehold improvements and property acquired under capital leases over the lesser of the lease term or the economic life of the asset.

Impairment of Long-Lived Assets

We review property, plant and equipment and other long-lived assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. If this occurs, an impairment loss is recognized for the difference between the fair value and net book value. Factors that indicate potential impairment include: a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset and a significant change in the asset’s physical condition or use. No impairments of long-lived assets were recorded during the years included in these financial statements.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the amount the purchase price exceeds the fair value of net assets acquired in a business combination. We do not amortize goodwill. We are required, however, to review goodwill for impairment annually or more frequently if events or changes in business circumstances indicate the book value of the assets may not be recoverable. In such circumstances, we record the impairment in loss on asset disposals and impairments in our combined consolidated statement of operations. We review the carrying value of goodwill for impairment as of November 1st of each year, or sooner if events or changes in circumstances indicate the carrying amount of a reporting unit may exceed fair value.

We perform a qualitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. If we determine it is more likely than not that the fair value of goodwill is less than its carrying amount, then a second step is performed to quantify the amount of goodwill impairment. If impairment is indicated, a goodwill impairment charge would be recorded to write the goodwill down to its implied fair value. In 2013, based on the qualitative analysis performed, we determined that no further impairment testing was necessary.

Goodwill of $8.7 million was recorded in conjunction with the acquisition of the Northwest Products Pipeline and the Boise and Pocatello, Idaho and Pasco, Washington refined products terminals (collectively, the “Northwest Products System”) on June 19, 2013 (the “Northwest Products System Acquisition”) from Chevron Pipe Line Company and Northwest Terminalling Company (collectively, “Chevron”) and is included in our terminalling and transportation segment. There were no further changes in carrying amount of goodwill in 2013. See Note B for additional information regarding goodwill associated with the Northwest Products System Acquisition.

Asset Retirement Obligations

An asset retirement obligation (“ARO”) is an estimated liability for the cost to retire a tangible asset. We record AROs at fair value in the period in which we have a legal obligation to incur this liability and can make a reasonable estimate of the fair value of the liability. Cost projections are based on engineering estimates, expected timing, probability of occurrence, experience gained from similar sites for which comparable projects have been completed and other closure costs using our credit-adjusted risk free rate. These estimates will be re-evaluated and adjusted as necessary as more information becomes available. When the liability is initially recorded, the cost is capitalized by increasing the book value of the related long-lived tangible asset. The liability is accreted through operating expenses to its estimated settlement value and the related capitalized cost is depreciated over the asset’s useful life. Settlement dates are estimated by considering our past practice, industry practice, management’s intent and estimated economic lives.

Estimates of the fair value for certain AROs may not be made as settlement dates (or range of dates) associated with these assets are not estimable because we intend to operate and maintain our assets as long as supply and demand for petroleum products exists. AROs primarily include regulatory or contractual obligations for the expected future demolition or removal of assets and related hazardous materials, if applicable, located at our leased facilities including the demolition or removal of tanks, pipelines or other equipment. AROs included in our consolidated balance sheets at December 31, 2013 and December 31, 2012 were immaterial.

Other Assets

We defer debt issuance costs related to our credit agreements and senior notes and amortize the costs over the terms of each instrument using the effective interest method. Amortization of deferred issuance costs, which is included in interest and financing costs, was $2.1 million and $1.1 million in the years ended December 31, 2013 and 2012, respectively. We reassess the carrying value of debt issuance costs when modifications are made to the related debt instruments.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Environmental matters

We capitalize environmental expenditures that extend the life or increase the capacity of facilities as well as expenditures that prevent environmental contamination. We expense costs that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. Cost estimates are based on the expected timing and the extent of remedial actions required by governing agencies, experience gained from similar sites for which environmental assessments or remediation have been completed, and the amount of our anticipated liability considering the proportional liability and financial abilities of other responsible parties. Generally, the timing of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. Estimated liabilities are not discounted to present value, and environmental expenses are recorded primarily in operating expenses.

As of December 31, 2013, we carry a pollution liability insurance policy, which is subject to a $1.0 million deductible and a $25.0 million loss limit. We record insurance recoveries during the year when recovery is probable and can be reasonably estimated.

Legal liabilities

In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters for which the likelihood of loss may be possible but the amount of loss is not currently estimable. We did not have any material outstanding lawsuits, administrative proceedings or governmental investigations as of December 31, 2013 or 2012.

Revenue Recognition

The Partnership generates revenue by charging fees for gathering crude oil and for terminalling, transporting and storing crude oil and refined products. Revenues are recognized as crude oil and refined products are shipped through, delivered by or stored in our pipelines, terminals and storage facility assets and transported by trucking operations. All revenues are based on regulated tariff rates or contractual rates.

The only historic revenues reflected in the financial statements of our Predecessor are amounts received from third-party use of our pipelines and terminals, and amounts received from Tesoro with respect to transportation regulated by the Federal Energy Regulatory Commission (“FERC”) and the North Dakota Public Service Commission (“NDPSC”) on our High Plains System. Our High Plains System includes our truck-based crude oil gathering operation and our common carrier pipeline and related storage assets. Tesoro was not charged fees for services rendered with respect to any trucking, terminalling, storage or pipeline transportation services, except as described above, prior to the Initial Offering or the Acquisitions from Tesoro, as the respective assets were operated as a component of Tesoro’s petroleum refining and marketing businesses.

Billings to affiliated customers for obligations under their quarterly minimum revenue commitments (shortfall payments) are recorded as deferred revenue as they have the right to receive future services for these billings. The balance of deferred revenue-affiliate in our consolidated balance sheets includes $0.7 million and $0.3 million at December 31, 2013 and 2012, respectively, related to shortfall billings to Tesoro and the remaining amount represents advanced billings. The revenue is recognized at the earlier of:

•	the customer receiving the future services provided by these billings;

•	the expiration of the period in which the customer is contractually allowed to receive the services (typically three months); or

•	the determination that future services will not be required.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Imbalances

We experience volume gains and losses, which we sometimes refer to as imbalances, within our pipelines, terminals and storage facilities due to pressure and temperature changes, evaporation and variances in meter readings and in other measurement methods. Under our Transportation Services Agreement (High Plains Pipeline System), we retain 0.20% of the crude oil shipped on our common carrier pipeline in North Dakota and Montana (the “High Plains Pipeline”), and we bear any crude oil volume losses in excess of that amount. Under the provisions of our Second Amended and Restated Master Terminalling Services Agreement, we retain 0.25% of the refined products we handle at our Anchorage, legacy Boise, Burley, Stockton and Vancouver terminals for Tesoro, and we bear any refined product volume losses in excess of that amount. The value of any crude oil or refined product imbalance settlements are determined by reference to the monthly average market reference price for the applicable commodity, less a specified discount. The Partnership measures volume losses annually for the terminals and pipelines in the Northwest Products System. We retain 0.25% of the refined products we handle at our terminals on the Northwest Products System, and we bear any refined product volume losses in excess of that amount. Any settlements under contractual provisions where we bear any crude oil or refined product volume losses in excess of amounts contractually specified reduce our operating and maintenance expenses in the period in which they are realized, to the extent they are within the loss allowance, and increase our operating and maintenance expenses in such period to the extent they exceed the loss allowance. For all of our other terminals, and under our other commercial agreements with Tesoro, we have no obligation to measure volume losses and have no liability for physical losses.

Unit-based Compensation

Our general partner provides unit-based compensation to officers and non-employee directors for the Partnership, which includes service and performance phantom unit awards. The fair value of our service phantom unit awards on the date of grant is equal to the market price of our common units. We estimate the grant date fair value of performance phantom unit awards using a Monte Carlo simulation at the inception of the award. We amortize the fair value over the vesting period using the straight-line method. The phantom unit awards are settled in TLLP common units. Expenses related to unit-based compensation are included in general and administrative expenses in our combined consolidated statements of operations.

Net Income per Limited Partner Unit

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

Income Taxes

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

U.S. GAAP requires management to evaluate uncertain tax positions taken by the Partnership. The financial statement effects of a tax position are recognized when the position is more likely than not, based on the technical merits, to be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Partnership and has concluded that there are no uncertain positions taken or expected to be taken. The Partnership is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - ACQUISITIONS

2013 Acquisitions from Tesoro

Effective June 1, 2013, we purchased the Los Angeles Terminal Assets in exchange for total consideration of $640.0 million, comprised of $544.0 million in cash, financed with borrowings under the Partnership’s revolving credit facility, and the issuance of equity to Tesoro with a combined fair value of $96.0 million. The equity was comprised of 1,445,561 common units and 29,501 general partner units. On December 6, 2013, we purchased the Los Angeles Logistics Assets in exchange for total consideration of $650.0 million, comprised of $585.0 million in cash, financed with proceeds from the public offering of common units on November 22, 2013 (the “November 2013 Equity Offering”) and borrowings on our Revolving Credit Facility with the remaining $65.0 million in partnership units issued to Tesoro. These acquisitions are part of our strategy to make capital investments to expand our existing asset base. The Los Angeles Terminal Assets and the Los Angeles Logistics Assets were part of BP’s Southern California refining and marketing business that Tesoro acquired on June 1, 2013 (“Tesoro’s Carson Acquisition”). The Los Angeles Terminal Assets Acquisition occurred immediately after Tesoro’s Carson Acquisition.

One of the marine terminals and a portion of another terminal included in the Los Angeles Logistics Assets Acquisition are currently being leased by Tesoro from the City of Long Beach. Effective December 6, 2013 the Partnership entered into sublease rights agreements and operating agreements with Tesoro (“Operating Agreements”) governing the Partnership’s operations of these assets on behalf of Tesoro effective on the acquisition date until the later of the date that: (i) Tesoro obtains certain necessary approvals and consents required to sublease the assets to the Partnership; (ii) expiration of the lease with the City of Long Beach and execution of a lease between the Partnership and the Long Beach; or (iii) expiration of the lease with the City of Long Beach and renewal by Tesoro at which time Tesoro and the Partnership have agreed to negotiate for new operating agreements with similar terms.

During the term of the Operating Agreements or the sublease rights agreements, TLLP can rescind the contribution of the terminals under certain circumstances as described in Amendment No. 1 to the Contribution, Conveyance and Assumption Agreement for the 2013 Acquisitions from Tesoro, including, but not limited to (i) the termination or expiration of the lease with the City of Long Beach or (ii) the failure to obtain a sublease for the terminals within five years of the acquisition date.

A portion of the marine terminal lease described above has been classified as a capital lease by Tesoro. The related assets and capital lease obligation did not transfer to the Partnership on the acquisition date and will transfer to the Partnership upon execution of the sublease. Any difference between the value of the assets and the sublease on the execution date of the sublease will be recorded as an adjustment to equity.

Financial Information

Tesoro retained responsibility for remediation of known environmental liabilities due to the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the acquisition (“Pre-Closing”) and has indemnified the Partnership for any losses incurred by the Partnership arising out of those remediation obligations. The indemnification for unknown Pre-Closing remediation liabilities is limited to five years. However, with respect to Terminal 2 at the Long Beach marine terminal, which was included in the Los Angeles Logistics Assets Acquisition, the indemnification for unknown pre-Closing remediation liabilities is limited to ten years.

The property, plant and equipment acquired in the Los Angeles Terminal Assets Acquisition and the Los Angeles Logistics Assets Acquisition were recorded by TLLP at Tesoro’s historical cost, which is equal to their fair value on June 1, 2013, the date of acquisition by Tesoro, based on Tesoro’s preliminary assessment of the fair value of the assets acquired and liabilities assumed, pending the completion of an independent valuation. The Los Angeles Logistics Assets were adjusted for activity from June 1, 2013 through December 5, 2013. The Los Angeles Terminal Assets and the Los Angeles Logistics Assets were not considered stand-alone businesses in Tesoro’s valuation process, which resulted in a lower allocated fair value for these assets by Tesoro. Any subsequent adjustments as a result of the completion of the independent valuation by Tesoro will be reflected as adjustments to the equity of the Partnership.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The following was recorded as of the dates of the Los Angeles Terminal Assets Acquisition and the Los Angeles Logistics Assets Acquisition (in thousands):

	Los Angeles Terminal Assets	Los Angeles Logistics Assets
Prepayments and other	$208	$—
Property, plant and equipment	400,000	299,245
Capital lease obligation	(1,185)	—
Preliminary fair value	$399,023	$299,245

Tesoro retained the working capital as of the acquisition date of the Los Angeles Logistics Assets; therefore, there were no working capital amounts recorded on the Partnership’s consolidated balance sheet as of December 6, 2013.

We have not provided disclosure of pro forma revenues and earnings as if the 2013 Acquisitions from Tesoro had been operating prior to June 1, 2013 as part of our operations during all periods presented in these financial statements. BP managed and operated the Los Angeles Terminal Assets and the Los Angeles Logistics Assets as part of its refining operations, and historical U.S. GAAP financial information specific to the these assets is not available. As a result, preparing pro forma information was determined to be impracticable.

Commercial Agreements in Connection with 2013 Acquisitions from Tesoro

We entered into commercial agreements with Tesoro in connection with the 2013 Acquisitions from Tesoro under which Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products. See Note C for additional information regarding commercial agreements and amendments to other agreements with related parties in connection with these acquisitions.

Northwest Products System Acquisition

On June 19, 2013, we purchased the Northwest Products System for a total purchase price of $354.8 million. The amount paid at closing was reduced by an advance deposit of $40.0 million that was paid at the time the asset purchase and sale agreements were executed in December 2012. The Partnership financed the acquisition with proceeds from its registered public offering of common units on January 14, 2013 (the “January 2013 Equity Offering”). The Northwest Products System consists of the Northwest Products Pipeline and three refined products terminals in Boise and Pocatello, Idaho and Pasco, Washington. The acquisition is consistent with our business strategy to pursue accretive acquisitions of complementary assets that provide an opportunity for the Partnership to provide additional fee-based logistics services to Tesoro and third parties.

In accordance with the amended asset sale and purchase agreements, Chevron retained financial and operational responsibility to remediate the site of the release of diesel fuel that occurred at the Northwest Products System near Willard, Utah on March 18, 2013 (the “Diesel Pipeline Release”) for a period of two years, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident. The Partnership assumed responsibility for performing additional testing and associated pipeline repairs on the pipeline pursuant to a Corrective Action Order (the “CAO”) that was issued on March 22, 2013 by the Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation (“PHMSA”) upon closing the Northwest Products System Acquisition. See Note J for additional information regarding the environmental liabilities associated with the Northwest Products System Acquisition.

Pursuant to the regulatory review process associated with the Northwest Products System Acquisition, we agreed to divest our legacy refined products terminal in Boise, Idaho (“Boise Terminal”). On December 13, 2013, we entered into an agreement with Sinclair Transportation Company to sell the Boise Terminal for $9.8 million. We have classified the carrying value of the Boise Terminal as assets held-for-sale in other current assets in our consolidated balance sheet as of December 31, 2013.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Commercial Agreements

All third-party terminal agreements and any contracts between Chevron and other Chevron affiliates were assigned to TLLP for the Northwest Products System. The refined products pipeline and the jet fuel pipeline are common carrier pipelines regulated by the FERC.

Financial Information

We accounted for the Northwest Products System Acquisition using the acquisition method of accounting, which requires, among other things, that assets acquired at their fair values and liabilities assumed be recognized on the balance sheet as of the acquisition date. Our consolidated balance sheet as of December 31, 2013 reflects the purchase price allocations based on an assessment of the fair value of the assets acquired and liabilities assumed, pending additional review of environmental liabilities assumed. The table below presents the preliminary acquisition date purchase price allocation (in thousands):

Prepayments and other	$53
Property, plant and equipment	358,362
Goodwill	8,738
Other noncurrent assets	4,500
Accrued environmental liabilities	(11,900)
Other current liabilities	(296)
Other noncurrent liabilities	(4,700)
Total purchase price	$354,757

The Partnership initially recognized an estimated $16.6 million of environmental liabilities assumed in connection with the Northwest Products System Acquisition, of which $11.9 million was related to the CAO. Remaining environmental liabilities related to the CAO were $8.0 million as of December 31, 2013 and were included in accrued environmental liabilities in our consolidated balance sheet. The other $4.7 million of environmental liabilities assumed in connection with the Northwest Products System Acquisition is included in other noncurrent liabilities in our consolidated balance sheet. See Note J for further information regarding environmental liabilities related to the Northwest Products System.

The following unaudited pro forma condensed combined consolidated results of operations for the years ended December 31, 2013, 2012 and 2011 are presented as if the Northwest Products System Acquisition had been completed on January 1, 2011. The information below reflects certain nonrecurring adjustments to remove the costs incurred by Chevron for environmental remediation costs prior to the acquisition date. As discussed above, Chevron retained financial and operational responsibility for these costs.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per unit amounts)
Revenues	$327,215	$206,648	$131,340
Net income	46,477	66,516	23,379
Net income attributable to partners	84,494	67,800	39,448

Net income per limited partner unit:
Common - basic	$1.56	$1.59	$0.96
Common - diluted	$1.56	$1.58	$0.96
Subordinated - basic and diluted	$1.46	$1.49	$0.96

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Post-Acquisition Financial Information

The following amounts associated with the 2013 Acquisitions from Tesoro and the Northwest Products System Acquisition, subsequent to each respective acquisition date, are included in the combined consolidated statements of operations of TLLP (in thousands):

Year Ended December 31, 2013
2013 Acquisitions from Tesoro:
Total revenues	$62,446
Net income attributable to partners	23,798
Costs associated with the acquisition (a)	2,879
Northwest Products System:
Total revenues	$28,465
Net income attributable to partners	2,033
Costs associated with the acquisition (a)	3,544
____________

(a)	Costs associated with the acquisitions are included in the general and administrative expenses of TLLP in our combined consolidated statements of operations.

The following table presents our results of operations disaggregated to present results relating to the Partnership and the Predecessors for the Los Angeles Logistics Assets Acquisition from June 1, 2013 through December 6, 2013 and the total amounts included in our combined consolidated financial statements for year ended December 31, 2013.

Combined Consolidated Statement of Operations for the Year Ended December 31, 2013

	Tesoro Logistics LP (Partnership)	Predecessors	Total Tesoro Logistics LP
REVENUES	(Dollars in thousands)
Affiliate	$265,057	$—	$265,057
Third-party	38,996	1,423	40,419
Total Revenues	304,053	1,423	305,476
COSTS AND EXPENSES
Operating and maintenance expenses	125,792	31,830	157,622
Imbalance settlement gains	(7,551)	—	(7,551)
General and administrative expenses	29,507	1,753	31,260
Depreciation and amortization expenses	37,394	5,857	43,251
Loss on asset disposals and impairments	177	—	177
Total Costs and Expenses	185,319	39,440	224,759
OPERATING INCOME (LOSS)	118,734	(38,017)	80,717
Interest and financing costs, net	(39,582)	—	(39,582)
Interest income	502	—	502
NET INCOME (LOSS)	79,654	(38,017)	41,637
Loss attributable to Predecessors	—	38,017	38,017
Net income attributable to partners	$79,654	$—	$79,654

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present our unaudited results of operations disaggregated to present results relating to the Partnership and the Predecessors for the Los Angeles Logistics Assets Acquisition from June 1, 2013 through December 6, 2013 and the total amounts included in our combined consolidated financial statements each of the three month periods ending December 31, 2013, September 30, 2013 and June 30, 2013.

Combined Consolidated Statement of Operations for the Three Months Ended December 31, 2013
(Unaudited)

	Tesoro Logistics LP (Partnership)	Predecessors	Total Tesoro Logistics LP
	(Dollars in thousands)
REVENUES
Affiliate	$84,105	$—	$84,105
Third-party	14,674	502	15,176
Total Revenues	98,779	502	99,281
COSTS AND EXPENSES
Operating and maintenance expenses	41,064	11,119	52,183
Imbalance settlement gains	(1,392)	—	(1,392)
General and administrative expenses	9,296	767	10,063
Depreciation and amortization expenses	13,947	1,952	15,899
Total Costs and Expenses	62,915	13,838	76,753
OPERATING INCOME (LOSS)	35,864	(13,336)	22,528
Interest and financing costs, net	(15,123)	—	(15,123)
Interest income	9	—	9
NET INCOME (LOSS)	20,750	(13,336)	7,414
Loss attributable to Predecessors	—	13,336	13,336
Net income attributable to partners	$20,750	$—	$20,750

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Combined Consolidated Statement of Operations for the Three Months Ended September 30, 2013
(Unaudited)

	Tesoro Logistics LP (Partnership)	Predecessors	Total Tesoro Logistics LP
	(Dollars in thousands)
REVENUES
Affiliate	$78,958	$—	$78,958
Third-party	14,819	691	15,510
Total Revenues	93,777	691	94,468
COSTS AND EXPENSES
Operating and maintenance expenses	41,004	16,057	57,061
Imbalance settlement gains	(1,159)	—	(1,159)
General and administrative expenses	7,554	739	8,293
Depreciation and amortization expenses	13,028	2,929	15,957
Loss on asset disposals and impairments	13	—	13
Total Costs and Expenses	60,440	19,725	80,165
OPERATING INCOME (LOSS)	33,337	(19,034)	14,303
Interest and financing costs, net	(12,284)	—	(12,284)
Interest income	—	—	—
NET INCOME (LOSS)	21,053	(19,034)	2,019
Loss attributable to Predecessors	—	19,034	19,034
Net income attributable to partners	$21,053	$—	$21,053

Combined Consolidated Statement of Operations for the Three Months Ended June 30, 2013
(Unaudited)

	Tesoro Logistics LP (Partnership)	Predecessors	Total Tesoro Logistics LP
	(Dollars in thousands)
REVENUES
Affiliate	$54,102	$—	$54,102
Third-party	5,773	230	6,003
Total Revenues	59,875	230	60,105
COSTS AND EXPENSES
Operating and maintenance expenses	24,235	4,654	28,889
Imbalance settlement gains	(2,576)	—	(2,576)
General and administrative expenses	6,604	247	6,851
Depreciation and amortization expenses	6,338	976	7,314
Total Costs and Expenses	34,601	5,877	40,478
OPERATING INCOME (LOSS)	25,274	(5,647)	19,627
Interest and financing costs, net	(6,571)	—	(6,571)
Interest income	470	—	470
NET INCOME (LOSS)	19,173	(5,647)	13,526
Loss attributable to Predecessors	—	5,647	5,647
Net income attributable to partners	$19,173	$—	$19,173

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - RELATED-PARTY TRANSACTIONS

Commercial Agreements

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

We believe the terms and conditions under these agreements, as well as our other agreements with Tesoro described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. Each of these agreements has fees that are indexed annually for inflation, with the exception of the Second Amended and Restated Trucking Transportation Services Agreement (High Plains System), which allows for a quarterly rate adjustment based on a comparison of competitive rates. These commercial agreements with Tesoro include:

	Initiation Date	Term	Renewals	Termination Provisions
				Refinery Shutdown Notice Period (a)	Force Majeure
Transportation Services Agreement (High Plains Pipeline System)	April 2011	10 years	2 x 5 years	12 months	TLLP can declare (unilateral)
Second Amended and Restated Trucking Transportation Services Agreement (High Plains System)	April 2011	5 years	1 x 5 years
Second Amended and Restated Master Terminalling Services Agreement	April 2011	10 years	2 x 5 years
Salt Lake City Storage and Transportation Services Agreement	April 2011	10 years	2 x 5 years
Amorco Terminal Use and Throughput Agreement (Martinez Marine)	April 2012	10 years	2 x 5 years
Anacortes Track Use and Throughput Agreement	November 2012	10 years	2 x 5 years	N/A
Carson Storage Services Agreement	June 2013	10 years	2 x 5 years
Amended and Restated Master Terminalling Services Agreement - Southern California	June 2013	10 years	2 x 5 years
Long Beach Storage Services Agreement	December 2013	10 years	2 x 5 years
Transportation Services Agreement (SoCal Pipelines)	December 2013	10 years	2 x 5 years
Carson Coke Handling Services Agreement	December 2013	10 years	2 x 5 years
Amended and Restated Long Beach Berth Access Use and Throughput Agreement (b)	December 2013	10 years	2 x 5 years
Long Beach Berth Throughput Agreement (b)	December 2013	10 years	2 x 5 years
Long Beach Pipeline Throughput Agreement	December 2013	10 years	2 x 5 years
____________

(a)	Fixed minimum volumes remain in effect during routine turnarounds.

(b)	Agreement gives Tesoro the option to renew for two five-year terms, or Tesoro may modify the term of the agreements to a twenty-year term by providing notice in accordance with each agreement.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Second Amended and Restated Omnibus Agreement

The Partnership entered into an omnibus agreement with Tesoro at the closing of the Initial Offering. The agreement has been amended for each of the Acquisitions from Tesoro and was most recently amended on December 6, 2013 in connection with the Los Angeles Logistics Assets Acquisition (the “Amended Omnibus Agreement”). In addition, the schedules to the Amended Omnibus Agreement were amended and restated (the “Amended Omnibus Schedules”), effective December 6, 2013, increasing the annual administrative fee payable by the Partnership to Tesoro under the Amended Omnibus Agreement from $2.5 million as of December 31, 2012 to $5.5 million as of December 31, 2013 for the provision of various general and administrative services, including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, certain insurance coverage, administration and other corporate services. In addition, the Partnership reimburses Tesoro for all other direct or allocated costs and expenses incurred by Tesoro or its affiliates on its behalf.

Under the Amended Omnibus Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro, with the exception of the Los Angeles Terminal Assets Acquisition and Los Angeles Logistics Assets Acquisition, which are covered by the Carson Assets Indemnity Agreement. With respect to assets that we acquired from Tesoro, excluding the Los Angeles Terminal Assets and the Los Angeles Logistics Assets, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of closing. Under the Amended Omnibus Agreement, the aggregate annual deductible for each type of liability (unknown environmental liabilities or title matters) is $0.6 million, as of December 31, 2013, before we are entitled to indemnification in any calendar year in consideration of the Initial Assets and all subsequent Acquisitions from Tesoro, with the exception of the Los Angeles Terminal Assets Acquisition and the Los Angeles Logistics Assets Acquisition. In addition, with respect to the assets that we acquired from Tesoro, we have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Initial Offering, and the subsequent Acquisitions from Tesoro, and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities. See Note J for additional information regarding the Amended Omnibus Agreement.

Carson Assets Indemnity Agreement

The Partnership entered into the Carson Assets Indemnity Agreement with Tesoro at the closing of the Los Angeles Logistics Assets Acquisition effective December 6, 2013. The Carson Assets Indemnity Agreement establishes indemnification by Tesoro for certain matters including known and unknown environmental liabilities arising out of the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the respective acquisition dates.

Under the Carson Assets Indemnity Agreement, Tesoro retained responsibility for remediation of known environmental liabilities due to the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the respective acquisition dates, and has indemnified the Partnership for any losses incurred by the Partnership arising out of those remediation obligations. The indemnification for unknown pre-Closing remediation liabilities is limited to five years. However, with respect to Terminal 2 at the Long Beach marine terminal, which was included in the Los Angeles Logistics Assets Acquisition, the indemnification for unknown pre-closing remediation liabilities is limited to ten years. Indemnification of the Los Angeles Terminal Assets’ and the Los Angeles Logistics Assets’ environmental liabilities is not subject to a deductible. See Note J for additional information regarding the Carson Assets Indemnity Agreement.

Amended and Restated Operational Services Agreement

The Partnership entered into an operational services agreement with Tesoro at the closing of the Initial Offering, which has subsequently been amended for each acquisition from Tesoro (the “Amended Operational Services Agreement”). The schedules to the Amended Operational Services Agreement (the “Amended Operational Services Schedules”) were most recently amended on December 6, 2013, in connection with the Los Angeles Logistics Assets Acquisition. Under the Amended Operational Services Agreement and the Amended Operational Services Schedules, the Partnership and Tesoro reimburse each other with a fee for the provision of certain operational services related to the assets the Partnership has acquired from Tesoro. The total net annual fee to the Partnership under the Amended Operational Services Schedules is $1.7 million as of December 31, 2013.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Other TLLP Affiliate Transactions

Receivables from affiliates as of December 31, 2013, include $0.3 million related to third-party amounts invoiced by Tesoro on behalf of TLLP pursuant to the provisions of the Long Beach terminal and Berth 121 operating agreements with Tesoro.

Predecessors’ Affiliate Transactions

Related-party transactions of our Predecessors were settled through equity.

Summary of Transactions

A summary of revenue and expense transactions with Tesoro, including expenses directly charged and allocated to our Predecessors, are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues	$265,057	$142,667	$77,443
Operating and maintenance expenses (a)	58,748	15,397	26,735
General and administrative expenses	19,358	12,624	8,165
____________
(a) Operating and maintenance expenses include imbalance settlement gains of $7.6 million, $9.7 million and $7.2 million in the years ended December 31, 2013, 2012 and 2011, respectively. It also includes operating lease expenses of $0.5 million, $0.4 million and $0.2 million in the years ended December 31, 2013, 2012 and 2011, respectively, related to our subleases from Tesoro of our Anchorage terminal and Martinez Crude Oil Marine Terminal.

In accordance with our partnership agreement, our common, subordinated and general partner interests are entitled to receive quarterly distributions of available cash. We paid quarterly cash distributions to Tesoro, including IDRs, totaling $43.9 million, $27.1 million and $9.6 million in 2013, 2012 and 2011, respectively. On January 22, 2014, we declared a quarterly cash distribution of $0.5650 per unit based on the results of the fourth quarter of 2013, of which $16.3 million was paid to Tesoro on February 13, 2014.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - NET INCOME PER UNIT

The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Year Ended December 31,
	2013	2012	2011
Net income attributable to partners	$79,654	$56,791	$34,568
General partner’s distributions (including IDRs) (a)	(13,096)	(2,839)	(597)
Limited partners’ distributions on common units	(70,461)	(35,666)	(14,603)
Limited partner’s distributions on subordinated units	(32,188)	(26,162)	(14,603)
Distributions less than (greater than) earnings	$(36,091)	$(7,876)	$4,765

General partner’s earnings:
Distributions (including IDRs) (a)	$13,096	$2,839	$597
Allocation of distributions less than (greater than) earnings	(719)	(155)	95
Total general partner’s earnings	$12,377	$2,684	$692

Limited partners’ earnings on common units:
Distributions	$70,461	$35,666	$14,603
Allocation of distributions less than (greater than) earnings	(23,842)	(4,025)	2,335
Total limited partners’ earnings on common units	$46,619	$31,641	$16,938

Limited partner’s earnings on subordinated units:
Distributions	$32,188	$26,162	$14,603
Allocation of distributions less than (greater than) earnings	(11,530)	(3,696)	2,335
Total limited partner’s earnings on subordinated units	$20,658	$22,466	$16,938

Weighted average limited partner units outstanding:
Common units - basic	31,545,935	16,614,668	15,254,890
Common unit equivalents	72,499	94,282	27,476
Common units - diluted	31,618,434	16,708,950	15,282,366

Subordinated units - basic and diluted	15,254,890	15,254,890	15,254,890

Net income per limited partner unit (b):
Common - basic	$1.48	$1.90	$1.11
Common - diluted	$1.47	$1.89	$1.11
Subordinated - basic and diluted	$1.35	$1.47	$1.11
____________

(a)
General partner’s distributions (including IDRs) consist of the 2% general partner interest and IDRs, which entitle the general partner to receive increasing percentages, up to 50%, of quarterly distributions in excess of $0.388125 per unit per quarter. See Note K for further discussion related to IDRs.

(b)
We base our calculation of net income per unit, including the allocation of distributions greater than earnings, on the weighted-average number of common and subordinated limited partner units outstanding during the period. Therefore, as a result of the equity offerings in October 2012, January 2013 and November 2013 and the common units issued to Tesoro in the Los Angeles Terminal Assets Acquisition and the Los Angeles Logistics Assets Acquisition, net income per common and subordinated limited partner units will not agree during the years ended December 31, 2013 and 2012. See Note K for additional information regarding the equity offerings.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in thousands):

	December 31, 2013	December 31, 2012
Crude Oil Gathering	$172,114	$116,744
Terminalling and Transportation	1,330,150	254,381
Other	1,237	—
Property, Plant and Equipment	1,503,501	371,125
Accumulated depreciation	(135,200)	(96,753)
Net Property, Plant and Equipment	$1,368,301	$274,372

Capitalized interest totaled $2.3 million, $1.3 million and $0.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. Depreciation expense totaled $43.2 million, $13.1 million and $11.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE F - OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in thousands):

	December 31, 2013	December 31, 2012
Taxes other than income taxes	$3,071	$1,417
Utilities	2,455	618
Current maturities of long term debt	323	110
Other	1,014	950
Total Other Current Liabilities	$6,863	$3,095

NOTE G - BENEFIT PLANS

Employees supporting our operations participate in the benefit plans and the employee thrift plan of Tesoro. Tesoro allocates expense to the Partnership for costs associated with the benefit plans based on the salaries of Tesoro’s employees that provide services to the Partnership as a percentage of total Tesoro salaries. The Predecessors were allocated expenses for costs associated with the benefit plans primarily based on the percentage of the Predecessors’ allocated salaries compared to Tesoro’s total salaries. Our portion of our Sponsor’s employee benefit plan expenses was $7.8 million, $2.9 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. These employee benefit plan expenses and the related payroll costs are included in operating and maintenance expenses and general and administrative expenses in our combined consolidated statements of operations and include amounts allocated to the Predecessors.

NOTE H - MAJOR CUSTOMER AND CONCENTRATIONS OF CREDIT RISK

Tesoro accounted for 87%, 91% and 89% of our total revenues in the years ended December 31, 2013, 2012 and 2011, respectively. No revenue was recorded for the Predecessors for transactions with Tesoro in the Terminalling and Transportation segment or for trucking services in the Crude Oil Gathering segment prior to the Initial Offering and the Acquisitions from Tesoro.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - DEBT

Our total debt at December 31, 2013 and 2012 was comprised of the following (in thousands):

Debt, including current maturities:	December 31, 2013	December 31, 2012
Revolving Credit Facility	$—	$—
5.875% Senior Notes due 2020 (a)	605,598	350,000
6.125% Senior Notes due 2021	550,000	—
Capital lease obligations	8,745	4,032
Total Debt	1,164,343	354,032
Current maturities	(323)	(110)
Debt, less current maturities	$1,164,020	$353,922
____________

(a)	Includes an unamortized premium of $5.6 million in 2013.

The aggregate maturities of our debt, including the principal payments of our capital lease obligations, for each of the five years following December 31, 2013 are: $0.3 million in 2014, $0.3 million in 2015, $0.4 million in 2016, $0.4 million in 2017 and $0.5 million in 2018.

Revolving Credit Facility

As of December 31, 2013, our Revolving Credit Facility provided for total loan availability of $575.0 million, and we are allowed to request that the loan availability be increased up to an aggregate of $650.0 million, subject to receiving increased commitments from the lenders. Our Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. Borrowings are available under the Revolving Credit Facility up to the total loan availability of the facility. We had no borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused loan availability of $574.7 million or 99% of the borrowing capacity as of December 31, 2013. The Revolving Credit Facility is scheduled to mature on December 31, 2017.

As of December 31, 2013, our Revolving Credit Facility was subject to the following:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Revolving Credit Facility (b)	0.17%	2.50%	3.25%	1.50%	0.50%
____________
(b) We have the option to elect if the borrowings will bear interest at either, a base rate plus the base rate margin or a Eurodollar rate, for the applicable period, plus the Eurodollar margin at the time of the borrowing. The applicable margin varies based upon a certain leverage ratio, as defined by the Revolving Credit Facility. We also incur commitment fees for the unused portion of the Revolving Credit Facility at an annual rate. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate.

Senior Notes due 2020

Effective December 17, 2013, we completed a private offering of $250.0 million aggregate principal amount of the 5.875% Senior Notes due 2020 (the “December 2013 Debt Offering”) pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The December 2013 Debt Offering was issued under the Indenture governing the $350.0 million of our 5.875% Senior Notes due 2020 issued on September 14, 2012 (the “September 2012 Debt Offering”) and has the same terms as the September 2012 Debt Offering (together with the December 2013 Debt Offering, the “Senior Notes due 2020”). The December 2013 Debt Offering was issued at 102.25% of face value for an effective rate of 5.334%. The proceeds of the December 2013 Debt Offering were used (i) to repay the amounts outstanding under our Revolving Credit Facility, which were used to fund a portion of the Los Angeles Logistics Assets Acquisition, (ii) to pay for the fees and expenses related to the December 2013 Debt Offering and (iii) for general partnership purposes.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The Senior Notes due 2020 have no sinking fund requirements. We may redeem some or all of the Senior Notes due 2020, prior to October 1, 2016, at a make-whole price plus accrued and unpaid interest. On or after October 1, 2016, the Senior Notes may be redeemed at premiums equal to 2.938% through October 1, 2017; 1.469% from October 1, 2017 through October 1, 2018; and at par thereafter, plus accrued and unpaid interest in all circumstances. We will have the right to redeem up to 35% of the aggregate principal amount at 105.875% of face value with proceeds from certain equity issuances through October 1, 2015. The Senior Notes due 2020 are unsecured and guaranteed by all of our domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

Senior Notes due 2021

Effective August 1, 2013, we completed a private offering of $550.0 million aggregate principal amount of the 6.125% Senior Notes due 2021. The proceeds of this offering were used to repay the amounts outstanding under our Revolving Credit Facility, which were used to fund a significant portion of the Los Angeles Terminal Assets Acquisition, and to pay a portion of the fees and expenses related to the offering of the Senior Notes due 2021.

The Senior Notes due 2021 have no sinking fund requirements. We may redeem some or all of the Senior Notes due 2021, prior to October 15, 2016, at a make-whole price plus accrued and unpaid interest, if any. On or after October 15, 2016, the Senior Notes due 2021 may be redeemed at premiums equal to 4.594% through October 15, 2017; 3.063% from October 15, 2017 through October 15, 2018; 1.531% from October 15, 2018 through October 15, 2019; and at par thereafter, plus accrued and unpaid interest in all circumstances. We will have the right to redeem up to 35% of the aggregate principal amount at 106.125% of face value with proceeds from certain equity issuances through October 15, 2016. The Senior Notes due 2021 are unsecured and guaranteed by all of our domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

Registration Rights Agreement and Exchange Offer

On September 12, 2013, we completed an offer to exchange $350 million of our unregistered Senior Notes due 2020 from the September 2012 Debt Offering and our Senior Notes due 2021 (the “Unregistered Notes”) for an equal principal amount of 5.875% Senior Notes due 2020 and 6.125% Senior Notes due 2021 (the “Exchange Notes”), respectively, that were registered under the Securities Act of 1933, as amended. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the Unregistered Notes for which they were exchanged, except that the Exchange Notes generally are not subject to transfer restrictions. The exchange offer fulfills all of the requirements of the registration rights agreements for such Unregistered Notes.

The $250.0 million aggregate principal amount of our 5.875% Senior Notes due 2020 that we issued in the December 2013 Debt Offering are subject to registration rights agreements whereby we have agreed to exchange the notes for registered publicly-traded notes having substantially identical terms as the unregistered notes.

Subsidiary Guarantors

The parent company of the Partnership has no independent assets or operations. The Partnership’s operations are conducted by its wholly-owned guarantor subsidiaries, other than Tesoro Logistics Finance Corp., an indirect wholly-owned subsidiary of the Partnership whose sole purpose is to act as co-issuer of any debt securities. The guarantees are full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture. There are no significant restrictions on the ability of the Partnership or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of the Partnership or a guarantor represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease Obligations

Our capital lease obligations relate to two leases of facilities used for trucking operations in North Dakota with initial terms of 15 years, with five-year renewal options and a right of way with an initial term of 31 years. The total cost of assets under capital leases was $9.1 million with accumulated amortization of $0.5 million at December 31, 2013. We include amortization of the cost of assets under capital leases in depreciation and amortization expenses in our combined consolidated statements of operations.

Future minimum annual lease payments, including interest, as of December 31, 2013 for the capital lease were (in thousands):

2014	$884
2015	853
2016	890
2017	896
2018	969
Thereafter	9,175
Total minimum lease payments	13,667
Less amount representing interest	(4,922)
Capital lease obligations	$8,745

NOTE J - COMMITMENTS AND CONTINGENCIES

Commitments

Future minimum annual payments applicable to all non-cancellable operating leases and purchase obligations as of December 31, 2013 are as follows (in thousands):

	Payments Due by Period
	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$5,790	$5,213	$5,084	$4,321	$3,104	$34,066	$57,578
Purchase obligations	12,087	8,631	7,228	7,228	7,228	4,027	46,429
Total	$17,877	$13,844	$12,312	$11,549	$10,332	$38,093	$104,007

Operating Leases

We have various cancellable and non-cancellable operating leases related to land, trucks, terminals, right-of-way permits and other operating facilities. In general, these leases have remaining primary terms up to 20 years and typically contain multiple renewal options. Total lease expense for all operating leases, including leases with a term of one month or less, was $6.4 million, $3.7 million and $3.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. See Note I for information related to our capital leases.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Purchase Obligations

Our purchase obligations include enforceable and legally binding service agreement commitments that meet any of the following criteria: (1) they are non-cancellable, (2) we would incur a penalty if the agreement was canceled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If we can unilaterally terminate the agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the termination fee or the amount that would be paid over the notice period. Contracts that can be unilaterally terminated without a penalty are not included. Future purchase obligations primarily include the Amended Omnibus Agreement and the Amended Operational Services Agreement. Our Amended Omnibus Agreement remains in effect between the Partnership and Tesoro until a change in control of the Partnership. As we are unable to estimate the termination of the contract, we have included the fees for each of the five years following December 31, 2013 for disclosure purposes.

Total expense under these service agreements was $55.8 million, $28.3 million and $15.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition to these purchase commitments, we also have minimum contractual capital spending commitments for approximately $30.8 million in 2014.

Indemnification

Under the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro.

Under the Amended Omnibus Agreement, with respect to assets that we acquired from Tesoro, excluding the Los Angeles Terminal Assets and the Los Angeles Logistics Assets, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of closing. Under the Amended Omnibus Agreement, the aggregate annual deductible for each type of liability (unknown environmental liabilities or title matters) is $0.6 million, as of December 31, 2013, before we are entitled to indemnification in any calendar year in consideration of the Initial Assets and all subsequent Acquisitions from Tesoro, with the exception of the Los Angeles Terminal Assets Acquisition and the Los Angeles Logistics Assets Acquisition. In addition, with respect to the assets that we acquired from Tesoro, we have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Initial Offering, and the subsequent Acquisitions from Tesoro, and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities.

Under the Carson Assets Indemnity Agreement, Tesoro retained responsibility for remediation of known environmental liabilities due to the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the acquisition dates, and has indemnified the Partnership for any losses incurred by the Partnership arising out of those remediation obligations. The indemnification for unknown pre-closing remediation liabilities is limited to five years. However, with respect to Terminal 2 at the Long Beach marine terminal, which was included in the Los Angeles Logistics Assets Acquisition, the indemnification for unknown pre-closing remediation liabilities is limited to ten years. Indemnification of the Los Angeles Terminal Assets’ and the Los Angeles Logistics Assets’ environmental liabilities are not subject to a deductible.

Contingencies

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but TLLP will accrue liabilities for these matters if the amount is probable and can be reasonably estimated. Contingencies arising after the closing of the Initial Offering from conditions existing before the Initial Offering, and the subsequent Acquisitions from Tesoro that have been identified after the closing of each transaction, will be recorded in accordance with the indemnification terms set forth in the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement. Any contingencies arising from events after the Initial Offering, and the subsequent Acquisitions from Tesoro, will be the responsibility of TLLP.

Environmental Liabilities

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Our environmental liabilities are estimates using internal and third-party assessments and available information to date. It is possible these estimates will change as additional information becomes available. Changes in our environmental liabilities for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Balance at beginning of year	$—	$3,932
Additions	15,546	—
Liabilities assumed in the Northwest Products System Acquisition	16,600	—
Expenditures	(7,706)	—
Liabilities not assumed by Tesoro Logistics LP	—	(3,932)
Balance at end of year	$24,440	$—

Tioga, North Dakota Crude Oil Pipeline Release

In September 2013, the Partnership responded to the Crude Oil Pipeline Release of approximately 20,000 barrels in a rural field northeast of Tioga, North Dakota. The affected segment of the pipeline was temporarily shut down and the release was stopped. Repairs on the affected segment have been completed, and the pipeline was restarted on November 1, 2013 following authorization from PHMSA, and their issuance of a Safety Order.

The Partnership recognized $15.0 million of estimated environmental liabilities associated with the Crude Oil Pipeline Release for the year ended December 31, 2013, with approximately $4 million related to the initial response and an estimated $11 million for remediation activities that will be conducted during the next few years. The related cost and $14.0 million in offsetting probable insurance recoveries are included in operating and maintenance expense in our combined consolidated statement of operations for the year ended December 31, 2013. The probable insurance recoveries were recorded as an other receivable at December 31, 2013 pursuant to a pollution liability insurance policy, which is subject to a $1.0 million deductible and a $25.0 million loss limit. As of February 18, 2014, we have received insurance proceeds of $1.5 million as reimbursement of costs incurred. Costs to comply with the Safety Order are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Chevron Diesel Pipeline Release

On March 18, 2013, Chevron detected and responded to the Diesel Pipeline Release that occurred near Willard, Utah on the Northwest Products System. As a result of this release, a CAO was issued on March 22, 2013 by PHMSA. In addition, on April 11, 2013, the Department of Environmental Quality, Division of Water Quality, of the State of Utah issued a Notice of Violation and Compliance Order. In accordance with the sale and purchase agreements, as amended, Chevron has retained financial and operational responsibility to remediate the site of the Diesel Pipeline Release through mid-2015, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident.

The Partnership assumed responsibility for performing additional testing and associated pipeline repairs on the pipeline pursuant to the CAO upon closing the Northwest Products System Acquisition. In connection with the Northwest Products System Acquisition, our consolidated balance sheet as of December 31, 2013 included $8.0 million in accruals related to the CAO, which are included in accrued environmental liabilities, and $4.7 million in accruals unrelated to the Diesel Pipeline Release, which are included in other noncurrent liabilities.

Our Predecessors recorded environmental liabilities when environmental assessments and/or remedial efforts were probable and could be reasonably estimated. Environmental liabilities of $3.9 million associated with the Martinez Crude Oil Marine Terminal and the Long Beach Assets were retained by Tesoro at the closing of the Martinez Marine Terminal Acquisition and the Long Beach Assets Acquisition, respectively.

Other than described above, we did not have any other material outstanding lawsuits, administrative proceedings or governmental investigations as of December 31, 2013.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - EQUITY

We had 35,293,092 common public units outstanding as of December 31, 2013. Additionally, Tesoro owned 3,855,824 of our common units, 15,254,890 of our subordinated units and 1,110,282 of our general partner units (the 2% general partner interest) as of December 31, 2013, which together constitutes a 36.4% ownership interest in us.

The table below summarizes the changes in the number of units outstanding through December 31, 2013 (in units). There were no units outstanding prior to our Initial Offering in April 2011.

	Common	Subordinated	General Partner	Total
Units issued in initial public offering in April 2011	15,254,890	15,254,890	622,649	31,132,429
Balance at December 31, 2011	15,254,890	15,254,890	622,649	31,132,429
Units issued in the Martinez Marine Terminal Acquisition	206,362	—	4,212	210,574
Units issued in the Long Beach Assets Acquisition	462,825	—	9,446	472,271
Units issued in the Anacortes Rail Facility Acquisition	309,838	—	93,289	403,127
Issuance of units in October 2012 equity offering (a)	4,255,000	—	—	4,255,000
Unit-based compensation awards (b)	6,339	—	—	6,339
Balance at December 31, 2012	20,495,254	15,254,890	729,596	36,479,740
Issuance of units in January 2013 equity offering (c)	9,775,000	—	199,490	9,974,490
Units issued for the LA Terminal Assets Acquisition	1,445,561	—	29,501	1,475,062
Issuance of units in November 2013 equity offering (d)	6,300,000	—	—	6,300,000
Units issued for the LA Logistics Assets Acquisition	1,126,348	—	151,695	1,278,043
Unit-based compensation awards (b)	6,753	—	—	6,753
Balance at December 31, 2013	39,148,916	15,254,890	1,110,282	55,514,088
____________

(a)
On October 5, 2012, we closed a registered public offering of 4,255,000 common units representing limited partner interests, at a public offering price of $41.80 per unit. We used a significant portion of the net proceeds of $170.5 million, including the proceeds from the exercise of the underwriters’ over-allotment option, for the Anacortes Rail Facility Acquisition.

(b)	Unit-based compensation awards are presented net of 1,306 and 654 units withheld for taxes as of December 31, 2013 and 2012, respectively.

(c)
On January 14, 2013, we closed the January 2013 Equity Offering of 9,775,000 common units representing limited partner interests, at a public offering price of $41.70 per unit. We initially used the net proceeds of $391.6 million, including the proceeds from the exercise of the underwriters’ over-allotment option, to make short-term liquid investments and then applied a significant portion of the proceeds to fund the Northwest Products System Acquisition. In addition, as a result of the January 2013 Equity Offering, TLGP contributed $8.3 million in exchange for 199,490 general partner units to maintain a 2% general partnership interest.

(d)
On November 22, 2013, we closed the November 2013 Equity Offering of 6,300,000 common units representing limited partner interests, at a public offering price of $51.05 per unit. We initially used the net proceeds of $309.9 million to make short-term liquid investments and then used the net proceeds to fund a portion of the Los Angeles Logistics Assets Acquisition.

Issuance of Additional Securities

Our partnership agreement authorizes us to issue an unlimited number of additional partnership securities for the consideration and on the terms and conditions determined by our general partner without the approval of the unitholders. Costs associated with the issuance of securities are allocated to all unitholders’ capital accounts based on their ownership interest at the time of issuance.

Allocations of Net Income

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

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allocation of the general partner’s interest in net income (in thousands, except percentage of ownership interest):

	Year Ended December 31,
	2013	2012	2011
Net income attributable to partners	$79,654	$56,791	$34,568
General partner’s IDRs	(10,782)	(1,586)	—
Net income available to partners	$68,872	$55,205	$34,568
General partner’s ownership interest	2.0%	2.0%	2.0%
General partner’s allocated interest in net income	$1,371	$1,088	$692
General partner’s IDRs	10,782	1,586	—
Total general partner’s interest in net income	$12,153	$2,674	$692

Incentive Distribution Rights

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

Cash distributions

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. In accordance with our partnership agreement, on January 22, 2014, we declared a quarterly cash distribution, based on the results of the fourth quarter of 2013, totaling $36.3 million, or $0.5650 per limited partner unit. This distribution was paid on February 13, 2014 to unitholders of record on February 3, 2014.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The allocation of total quarterly cash distributions to general and limited partners is as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands). Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions are earned.

	Year Ended December 31,
	2013	2012	2011
General partner’s distributions:
General partner’s distributions	$2,314	$1,253	$597
General partner’s IDRs	10,782	1,586	—
Total general partner’s distributions	$13,096	$2,839	$597

Limited partners’ distributions:
Common	$70,461	$35,666	$14,603
Subordinated	32,188	26,162	14,603
Total limited partners’ distributions	102,649	61,828	29,206
Total Cash Distributions	$115,745	$64,667	$29,803

NOTE L - EQUITY-BASED COMPENSATION

The Tesoro Logistics LP 2011 Long-Term Incentive Plan (the “LTIP”) was adopted by the Tesoro Logistics GP, LLC Board of Directors in connection with the closing of the Initial Offering in April 2011 and provides for awards of options, restricted units, phantom units, distribution equivalent rights, substitute awards, unit appreciation rights and unit awards to be available for employees, consultants and directors of the general partner and any of their affiliates who perform services for the Partnership. The Partnership had 460,134 units available for future grants under the LTIP at December 31, 2013, assuming a 200% payout of performance phantom unit awards. When the awards granted under the LTIP vest we issue new TLLP common units.

Unit-based compensation expense related to the Partnership that was included in our combined consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Performance phantom units	$1,720	$961	$333
Service phantom units	196	230	146
Total Unit-Based Compensation Expense	$1,916	$1,191	$479

Performance Phantom Unit Awards

Our general partner granted performance phantom unit awards to certain officers in February 2013. These performance phantom unit awards represent the right to receive a TLLP common unit at the end of the approximate three-year performance period depending on the Partnership’s achievement of pre-established performance measures. The value of the award ultimately paid will be based on our relative total unitholder return against the performance peer group over the performance period. The performance phantom unit awards can range from 0% to 200% of the number of original units granted. Our estimated payout was 88% based on results through December 31, 2013. The fair value of each performance phantom unit award is estimated at the grant date using a Monte Carlo simulation model. The weighted-average grant date fair value per share of performance phantom unit awards granted during the years ended December 31, 2013, 2012 and 2011 was $42.70, $39.19 and $32.99, respectively. The estimated fair value is amortized over a vesting period, generally three years, using the straight-line method. Total unrecognized compensation cost related to our nonvested performance phantom units totaled $2.3 million as of December 31, 2013, which is expected to be recognized over a weighted-average period of 1.7 years.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

A summary of our performance phantom unit award activity for the year ended December 31, 2013, is set forth below:

	Number of Performance Phantom Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2013	72,800	$36.06
Granted	66,000	42.70
Vested	(34,963)	32.99
Forfeited	(3,837)	36.22
Nonvested at December 31, 2013	100,000	41.51

Expected volatilities are based on the historical volatility of peer companies over approximately the last three years, and factors in TLLP volatility from the date of the Initial Offering, which is indicative of the performance period for the awards. There is no expected dividend yield assumed as dividends or distributions are incorporated into the unit price movements of the peer group. The risk-free rate for periods within the performance period is based on the U.S. Treasury yield curve in effect at the time of grant. A summary of weighted average assumptions as of the grant date is presented below:

	2013	2012	2011
Expected volatility	23%	30%	41%
Expected forfeiture rate	—%	—%	—%
Risk-free interest rate	0.37%	0.34%	0.79%
Unit price on date of grant	$46.08	$33.38	$23.11

Service Phantom Unit Awards

During the year ended December 31, 2013, our general partner issued service phantom unit awards with tandem distribution equivalent rights (“DER”) to certain directors under the LTIP. The fair value of each phantom unit and tandem DER on the grant date is equal to the market price of our common unit on that date. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Non-employee director awards vest at the end of a one-year service period and employee awards granted in 2011 vest ratably over a three-year service period. The weighted-average grant date fair value per share of service phantom unit awards granted during the years ended December 31, 2013, 2012 and 2011 was $49.07, $36.41 and $23.24, respectively. The total fair value of service phantom units vested was $0.4 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively. No service phantom units vested in the year ended December 31, 2011. The fair value of nonvested service phantom units outstanding as of December 31, 2013 totaled $0.3 million.

A summary of our service phantom unit award activity for the year ended December 31, 2013 is set forth below:

	Number of Service Phantom Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2013	9,293	$29.33
Granted	3,654	49.07
Vested	(8,059)	30.28
Nonvested at December 31, 2013	4,888	42.51

Sponsor’s Stock-based Compensation

Certain Tesoro employees supporting the Predecessors’ operations were historically granted long-term incentive compensation awards under Tesoro’s stock-based compensation programs, which primarily consist of stock options, restricted common stock and stock appreciation rights. The Predecessors were allocated expenses for stock-based compensation costs. These costs are included in the Predecessors’ general and administrative expenses in our combined consolidated statements of operations. The Predecessors had no allocated expense for the year ended December 31, 2013 and allocated expense of $0.1 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively. The Partnership has not been allocated these stock-based compensation costs as they are included with the services provided under the Amended Omnibus Agreement.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash activities include interest paid, net of capitalized interest, of $23.3 million, $1.7 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Supplemental disclosure of non-cash activities is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Sponsor contributions of assets acquired to the Predecessors	$701,474	$—	$—
Assets received for deposit paid in prior period	40,000	—	—
Capital expenditures included in accounts payable at period end	11,473	5,025	4,283
Capital lease obligation recorded	5,026	4,032	—
Predecessors’ net liabilities not assumed by Tesoro Logistics LP	15,076	2,174	4,389
Transfer of property, plant and equipment (to) from Sponsor, net of accumulated depreciation	—	(1,017)	4,399
Receivable from affiliate for capital expenditures	643	359	3,069

NOTE N - SEGMENT DISCLOSURES

Our revenues are derived from two operating segments: Crude Oil Gathering and Terminalling and Transportation. Our Crude Oil Gathering segment consists of a crude oil gathering system in the Bakken Region. Our Terminalling and Transportation segment consists of:

•
the Northwest Products Pipeline, which includes a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a jet fuel pipeline to the Salt Lake City International Airport;

•	20 crude oil and refined products terminals and storage facilities in the western and midwestern U.S.;

•	four marine terminals in California;

•	a rail-car unloading facility in Washington;

•	a petroleum coke handling and storage facility in Los Angeles; and

•	other pipelines which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City and Los Angeles.

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

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Segment information is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
REVENUES
Crude Oil Gathering:
Affiliate (a)	$87,668	$71,934	$44,570
Third-party	2,099	498	389
Total Crude Oil Gathering	89,767	72,432	44,959
Terminalling and Transportation:
Affiliate (a)	177,389	70,733	32,873
Third-party	38,320	13,674	9,505
Total Terminalling and Transportation	215,709	84,407	42,378
Total Segment Revenues	$305,476	$156,839	$87,337

OPERATING AND MAINTENANCE EXPENSES
Crude Oil Gathering	$51,478	$44,477	$27,691
Terminalling and Transportation	106,144	28,292	26,611
Total Segment Operating and Maintenance Expenses	$157,622	$72,769	$54,302

IMBALANCE SETTLEMENT GAINS
Crude Oil Gathering	$(2,145)	$(4,703)	$(3,970)
Terminalling and Transportation	(5,406)	(4,983)	(3,183)
Total Segment Imbalance Settlement Gains	$(7,551)	$(9,686)	$(7,153)

GENERAL AND ADMINISTRATIVE EXPENSES
Crude Oil Gathering	$3,010	$2,875	$1,304
Terminalling and Transportation	10,833	3,131	2,352
Total Segment General and Administrative Expenses	$13,843	$6,006	$3,656

DEPRECIATION AND AMORTIZATION EXPENSES
Crude Oil Gathering	$4,085	$3,383	$3,141
Terminalling and Transportation	39,166	9,674	8,136
Total Segment Depreciation and Amortization Expenses	$43,251	$13,057	$11,277

(GAIN) LOSS ON ASSET DISPOSALS AND IMPAIRMENTS
Crude Oil Gathering	$—	$—	$(10)
Terminalling and Transportation	177	535	36
Total Segment Loss on Asset Disposals and Impairments	$177	$535	$26

OPERATING INCOME
Crude Oil Gathering	$33,339	$26,400	$16,803
Terminalling and Transportation	64,795	47,758	8,426
Total Segment Operating Income	98,134	74,158	25,229
Unallocated general and administrative expenses	(17,417)	(9,707)	(5,120)
Interest and financing costs, net	(39,582)	(8,992)	(1,610)
Interest income	502	48	—
NET INCOME	$41,637	$55,507	$18,499
____________

(a) Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment or for trucking services in the Crude Oil Gathering segment for the TLLP Predecessor prior to the Initial Offering or for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition. Our FERC and NDPSC regulated pipelines were our sole source of predecessor affiliate revenues in the Crude Oil Gathering segment.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Capital expenditures by operating segment were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Capital Expenditures
Crude Oil Gathering	$51,538	$17,014	$5,546
Terminalling and Transportation	27,071	74,338	13,140
Total Capital Expenditures	$78,609	$91,352	$18,686

Total identifiable assets by operating segment were as follows (in thousands):

	December 31,
	2013	2012	2011
Identifiable Assets
Crude Oil Gathering	$154,583	$87,194	$72,795
Terminalling and Transportation	1,298,073	205,246	140,323
Other	49,656	70,738	20,691
Total Identifiable Assets	$1,502,312	$363,178	$233,809

NOTE O - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters
	First	Second	Third	Fourth	Total Year
2013	(Dollars in thousands, except per unit amounts)
Total Revenues	$51,622	$60,105	$94,468	$99,281	$305,476
Operating and Maintenance Expenses	19,489	28,889	57,061	52,183	157,622
Operating Income	24,259	19,627	14,303	22,528	80,717
Net Income	18,678	13,526	2,019	7,414	41,637
Limited partners’ interest in net income	17,142	17,195	17,490	15,674	67,501
Net Income per limited partner unit (a):
Common - basic	0.40	0.38	0.37	0.33	1.48
Common - diluted	0.40	0.38	0.37	0.33	1.47
Subordinated - basic and diluted	0.37	0.36	0.37	0.26	1.35
2012
Total Revenues	$28,263	$36,885	$43,953	$47,738	$156,839
Operating and Maintenance Expenses	15,576	16,566	20,541	20,086	72,769
Operating Income	8,555	16,265	18,351	21,280	64,451
Net Income	8,044	15,226	16,541	15,696	55,507
Limited partners’ interest in net income	11,326	12,721	14,736	15,334	54,117
Net Income per limited partner unit (a):
Common - basic	0.37	0.41	0.55	0.53	1.90
Common - diluted	0.37	0.41	0.54	0.53	1.89
Subordinated - basic and diluted	0.37	0.41	0.41	0.30	1.47
____________
(a) The sum of four quarters may not equal annual results due to rounding or the quarterly number of shares outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the year. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Exchange Act is accumulated and communicated to management as appropriate.

During the quarter ended December 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

We, as management of Tesoro Logistics LP and its subsidiaries (the “Partnership”), are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Partnership’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992 framework). Based on such assessment, we conclude that as of December 31, 2013, the Partnership’s internal control over financial reporting is effective.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Partnership’s combined consolidated financial statements, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting, included herein.

ITEM 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Tesoro Logistics GP, LLC and
Unitholders of Tesoro Logistics LP

We have audited Tesoro Logistics LP’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Tesoro Logistics LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Tesoro Logistics LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tesoro Logistics LP as of December 31, 2013 and 2012, and the related combined consolidated statements of operations, partners’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas

February 24, 2014

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Tesoro Logistics GP, LLC (“TLGP”), our general partner, is a wholly-owned subsidiary of Tesoro Corporation (“Tesoro”). Our general partner manages our operations and activities on our behalf through its officers and directors. References in this Part III to the “Board,” “directors,” or “officers” refer to the Board, directors and officers of our general partner.

Director Experience and Qualifications

We believe that the Board, as a whole, should possess a combination of skills, professional experience, and diversity of backgrounds and perspectives necessary to oversee our business and bring different experiences and perspectives to the Board. In addition, there are certain attributes that every director should possess, which are described below. Accordingly, Tesoro Corporation and the Board consider the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and our current and future needs.

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

•	Knowledge of the energy industry, particularly logistics operations, which is relevant to understanding our business and strategy.

•	Operations experience, as it gives directors a practical understanding of developing, implementing and assessing our business strategy and operating plan.

•	Legal experience, which is relevant to oversight of our legal and compliance matters.

•	Risk management experience, which is relevant to the Board’s oversight of our risk assessment and risk management programs.

•
Financial/accounting experience, particularly knowledge of finance and financial reporting processes, which is relevant to understanding and evaluating our capital structure and overseeing the preparation of our financial statements, and internal controls over financial reporting.

•	Government/regulatory experience, which is relevant to us as we operate in a heavily regulated industry that is directly affected by governmental requirements.

•	Strategic planning experience, which is relevant to the Board’s review of our strategies and monitoring their implementation and results.

•	Talent management experience, which is valuable in helping us attract, motivate and retain top candidates for management positions.

•	Public company board service, as directors who have served on other public company boards have experience overseeing and providing insight and guidance to management.

The specific qualifications and experience of the individual directors are set forth below.

Directors and Executive Officers of Tesoro Logistics GP, LLC (our General Partner)

Our common unitholders do not nominate candidates for, or vote for the election of, the directors of the general partner. The general partner is a limited liability company, and its directors are elected by its sole member, which is Tesoro Corporation. The directors of our general partner hold office for a term of one year or their earlier death, resignation or removal, or until their successors are duly elected and qualified. The executive officers of the general partner are elected by the Board and hold office until their successors are duly elected and qualified or until their death, resignation or removal. The following table shows information for the current directors and executive officers of the general partner.

Name	Age	Position with the General Partner
Gregory J. Goff	57	Chairman of the Board of Directors and Chief Executive Officer
Phillip M. Anderson	48	President and Director
Raymond J. Bromark	68	Director
James H. Lamanna	60	Director
Thomas C. O’Connor	58	Director
Charles S. Parrish	56	Vice President, General Counsel, Secretary and Director
G. Scott Spendlove	50	Vice President, Chief Financial Officer and Director
Arlen O. Glenewinkel, Jr.	57	Vice President and Controller
Rick D. Weyen	55	Vice President, Operations

Gregory J. Goff.  Gregory J. Goff was appointed Chief Executive Officer and Chairman of the Board of Directors of our general partner in December 2010. Mr. Goff has also served as Chief Executive Officer and President of Tesoro since May 2010. While he devotes the majority of his time to his roles at Tesoro, Mr. Goff also spends time directly managing our business and affairs. Prior to joining Tesoro, Mr. Goff served as Senior Vice President, Commercial for ConocoPhillips Corporation, an international, integrated energy company, from 2008 to 2010. Mr. Goff also held various other positions at ConocoPhillips from 1981 to 2008, including Managing Director and CEO of Conoco JET Nordic from 1998 to 2000; Chairman and Managing Director of Conoco Limited, a UK-based refining and marketing affiliate, from 2000 to 2002; President of ConocoPhillips European and Asia Pacific downstream operations from 2002 to 2004; President of ConocoPhillips U.S. Lower 48 and Latin America exploration and production business from 2004 to 2006; and President of ConocoPhillips specialty businesses and business development from 2006 to 2008. Mr. Goff serves as a director of the American Fuel and Petrochemical Manufacturers trade association and on the National Advisory Board of the University of Utah Business School. Previously, Mr. Goff served on the board of Chevron Phillips Chemical Company and was a member of the upstream and downstream committees of the American Petroleum Institute. In addition, Mr. Goff has public company experience from his prior service on the board of directors of DCP Midstream GP, LLC. Mr. Goff received a bachelor’s degree in science and master’s degree in business administration from the University of Utah.

We believe Mr. Goff brings to the Board a deep understanding of and unique perspective on our business, operations and market environment, as well as that of Tesoro. Mr. Goff also brings to the Board leadership, industry, strategic planning and operations experience.

Current Public Company Directorships: Polyone Corporation and Tesoro Corporation (Tesoro and its subsidiaries collectively own approximately 36% of our partnership interests)

Former Public Company Directorships: DCP Midstream GP, LLC (from 2008 until 2010)

Phillip M. Anderson.  Phillip M. Anderson was appointed President and a member of the Board of Directors of our general partner in December 2010. Mr. Anderson served as Vice President, Strategy for Tesoro from April 2010 until December 2010. Prior to that, he served Tesoro as Vice President, Financial Optimization & Analytics beginning in June 2008 and Vice President, Treasurer beginning in June 2007. Mr. Anderson joined Tesoro in December 1998 as Senior Financial Analyst and worked in a variety of strategic and financial roles. Mr. Anderson worked extensively on Tesoro’s acquisitions and divestitures from 1999 through 2010, including valuation, negotiating, analysis, diligence and financing activities. Mr. Anderson began his career in 1991 at Ford Motor Company and worked in a variety of financial roles at that company. Mr. Anderson received a bachelor’s degree in economics from the University of Texas at Austin and received a master’s degree in business administration with a concentration in finance from Southern Methodist University.

We believe that Mr. Anderson’s extensive energy industry background, particularly his expertise in corporate strategy and business development, brings important experience and skills to the Board.

Raymond J. Bromark. Raymond J. Bromark was elected as a member of the Board of Directors of our general partner in March 2011. Mr. Bromark is a retired Partner of PricewaterhouseCoopers LLP (“PwC”), an international accounting and consulting firm. He joined PwC in 1967 and became a Partner in 1980. He was Partner and Head of the Professional, Technical, Risk and Quality Group of PwC from 2000 to 2006, a Global Audit Partner from 1994 to 2000 and Deputy Vice Chairman, Auditing and Business Advisory Services from 1990 to 1994. In addition, he served as a consultant to PwC from 2006 to 2007. In previous years, Mr. Bromark has participated as a member of the Advisory Board of the University of Delaware’s Weinberg Center for Corporate Governance. Mr. Bromark was PwC’s representative on the Executive Committee of the American Institute of Certified Public Accountants’ (“AICPA”) Center for Public Company Audit Firms. He has also been a member of the Financial Accounting Standards Board Advisory Council, the Public Company Accounting Oversight Board’s Standing Advisory Group, the AICPA’s Special Committee on Financial Reporting, the AICPA’s Securities and Exchange Commission (“SEC”) Practice Section Executive Committee and the AICPA’s Ethics Executive Committee. Mr. Bromark earned a bachelor’s of science degree in business management from Quincy University.

We believe that Mr. Bromark’s extensive experience in accounting, auditing, financial reporting, compliance and regulatory matters; deep understanding of financial controls and familiarity with large public company audit clients; and extensive experience in leadership positions at PwC bring important and necessary skills to the Board.

Current Public Company Directorships: CA, Inc. and YRC Worldwide Inc.

Former Public Company Directorships: Word Color Press, Inc. (from 2009 to 2010)

James H. Lamanna. James H. Lamanna was elected as a member of the Board of Directors of our general partner in March 2012. Since January 2011, Mr. Lamanna has served as President of Timeless Triumph LLC, a consulting firm providing advice to companies in the oil and gas industry regarding business plans; health, safety, security and environmental performance; operational efficiency; and plant reliability. From 2003 to 2010, Mr. Lamanna held a variety of roles with BP p.l.c., a multinational oil and gas company, and its subsidiaries. During that time, he was President of BP Pipelines (North America) Inc. from April 2003 through August 2006, Senior Vice President of BP’s U.S. Pipelines and Logistics operations from September 2006 through August 2009 and Vice President of Special Projects for BP’s U.S. Refining and Marketing operations from September 2009 through December 2010. Mr. Lamanna earned a bachelor’s of science degree in chemical engineering from the University of Virginia.

We believe that Mr. Lamanna’s extensive background in both the energy and logistics industries, particularly the leadership skills he developed while serving in several executive positions, brings important leadership and strategic experience to the Board.

Thomas C. O’Connor. Thomas C. O’Connor was elected as a member of the Board of Directors of our general partner in May 2011. From November 2007 through December 2012, Mr. O’Connor served as Chairman of the Board of Directors and CEO of DCP Midstream, LLC, one of the nation’s largest natural gas gatherers, processors, and marketers in the United States; he continued to serve as Chairman of the Board until March 2013. From November 2007 through September 2012, he also served as President of DCP Midstream, LLC. In September 2008, he assumed additional responsibility as Chairman of the Board of DCP Midstream GP, LLC, the general partner of DCP Midstream Partners, LP, a publicly held master limited partnership, which position he held until December 2013. Prior to joining DCP Midstream, LLC, Mr. O’Connor had over 21 years of experience in the energy industry with Duke Energy, Corp. a gas and electricity services provider. From 1987 to 2007, Mr. O’Connor held a variety of roles with Duke Energy in the company’s natural gas pipeline, electric and commercial business units. After serving in a number of leadership positions with Duke Energy, he was named President and Chief Executive Officer of Duke Energy Gas Transmission in 2002 and he was named Group Vice President of corporate strategy at Duke Energy in 2005. In 2006 he became Group Executive and Chief Operating Officer of U.S. Franchised Electric and Gas and later in 2006 was named Group Executive and President of Commercial Businesses at Duke Energy. Mr. O’Connor earned a bachelor’s of science degree in biology, cum laude, and a master of science degree in environmental studies from the University of Massachusetts at Lowell. He also completed the Harvard Business School Advanced Management Program.

We believe that Mr. O’Connor’s extensive background in both the energy and logistics industries, particularly the leadership skills he developed while serving in several executive positions, brings important leadership and strategic experience to the Board.

Current Public Company Directorships: Keyera Corp. and QEP Resources Inc.

Former Public Company Directorships: DCP Midstream GP, LLC (from September 2008 until December 2013)

Charles S. Parrish.  Charles S. Parrish was appointed Vice President, General Counsel, Secretary and a member of the Board of Directors of our general partner in December 2010. Mr. Parrish has also served as Executive Vice President, General Counsel and Secretary for Tesoro since April 2009. While Mr. Parrish devotes the majority of his time to his roles at Tesoro, he also spends time devoted to our business and affairs. Prior to his current role with Tesoro, he served as Senior Vice President, General Counsel and Secretary beginning in May 2006, and Vice President, General Counsel and Secretary beginning in March 2005. Mr. Parrish leads Tesoro’s legal department, contract administration function and government affairs group, as well as the business ethics and compliance office. Mr. Parrish joined Tesoro in 1994 and has since served in numerous roles in the legal department. He works closely with Tesoro’s finance and financial reporting teams on all matters related to Tesoro’s capital structure and SEC reporting. In addition, Mr. Parrish provides counsel to Tesoro’s management and board of directors on corporate governance issues. Before joining Tesoro, he worked in private practice with law firms in Houston and San Antonio, primarily representing commercial lenders in loan transactions, workouts and real estate matters. Mr. Parrish received a bachelor’s degree in history from the University of Virginia and a juris doctor from the University of Houston Law School. He is a member of the State Bar of Texas and the American Bar Association.

We believe that Mr. Parrish’s extensive energy industry background, particularly his expertise in corporate securities and governance matters, brings important experience and skills to the Board.

G. Scott Spendlove.  G. Scott Spendlove was appointed Vice President, Chief Financial Officer and a member of the Board of Directors of our general partner in December 2010. Mr. Spendlove has also served as Senior Vice President, Chief Financial Officer for Tesoro Corporation since May 2010. From May 2010 until February 2011, he also served as Tesoro’s Treasurer. While Mr. Spendlove devotes the majority of his time to his roles at Tesoro, he also spends time devoted to our business and affairs. Prior to his current role with Tesoro, he served as Tesoro’s Senior Vice President, Risk Management beginning in June 2008, Vice President, Asset Enhancement and Planning beginning in December 2006, Vice President and Controller beginning in March 2006, Vice President, Finance and Treasurer beginning in May 2003 and has held positions in strategic planning and operations. Prior to joining Tesoro in 2002, he served as Vice President, Corporate Planning and Investor Relations for Ultramar Diamond Shamrock Corporation (“UDS”). He also served as Director, Investor Relations, of UDS and held various positions in accounting, finance, forecasting and planning at both UDS and Unocal Corporation. Mr. Spendlove received a bachelor’s degree in accounting from Brigham Young University and a master’s degree in business administration from California State University-Fresno.

We believe that Mr. Spendlove’s extensive energy industry background, particularly his expertise in financial reporting, strategic planning and oversight experience, brings important experience and skills to the Board.

Arlen O. Glenewinkel, Jr. Arlen O. Glenewinkel, Jr. was named Vice President and Controller of our general partner in April 2012. Mr. Glenewinkel has also served as Vice President and Controller for Tesoro Corporation since December 2006.

Rick D. Weyen. Rick D. Weyen was appointed Vice President, Operations of our general partner in September 2012. Mr. Weyen previously served as Tesoro’s Vice President, Regional Development for Mid-Continent and Renewable Energy from April 2011 through August 2012, Vice President of Alternative Fuels, from April 2010 to April 2011, Vice President of Development for North America from June 2008 to April 2010, and Vice President of Capital Management from June 2007 to June 2008. Mr. Weyen joined Tesoro when it acquired its Salt Lake City refinery in 2001 and served in various roles from September 2001 to June 2007, including President of Tesoro’s Mountain Region, Vice President of Wholesale Marketing, and Vice President of Operations Strategy.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our general partner’s directors and executive officers, as well as holders of more than 10% of our voting stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock or other equity securities. Based on a review of those forms provided to us and any written representations, we believe that during the year ended December 31, 2013, our directors, executive officers and holders of more than 10% of our voting stock filed the required reports on a timely basis under Section 16(a).

Board Leadership Structure

Mr. Goff, our general partner’s Chief Executive Officer, serves as Chairman of the Board. The Board believes that he is the director most familiar with TLLP’s business and industry, and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. Independent directors and management have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside the Partnership and industry, while the Chief Executive Officer brings TLLP-specific experience and expertise. Due to the nature of our business, the impact of Tesoro’s strategy upon TLLP’s strategy and the continued business relationships between Tesoro and TLLP, the Board believes that the combined role of Chairman of the Board and Chief Executive Officer promotes strategy development and execution and facilitates information flow between management and the Board. In addition, our Corporate Governance Guidelines specify that the Chairman of the Audit Committee shall serve as the lead independent director (the “Lead Director”). At each quarterly meeting of the Board, all of our non-management directors meet in an executive session without management participation. Mr. Bromark, who currently serves as the Lead Director, presides at these executive sessions.

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

Committees of the Board of Directors

The Board has an Audit Committee and a Conflicts Committee, each of which has a written committee charter. The Board has determined that all of the members of the Audit and Conflicts Committees of the Board meet the independence requirements of the New York Stock Exchange (“NYSE”) and the SEC, as applicable. Because we are a limited partnership, we are not required to have a compensation committee or a nominating/corporate governance committee.

Audit Committee

The Audit Committee assists the Board in fulfilling its responsibility to us and our unitholders relating to its oversight of management and its auditors concerning:

•	corporate accounting and financial reporting practices;

•	the quality and integrity of our financial statements;

•	the independent auditor’s qualifications, independence, and performance;

•	the performance of our internal audit function; and

•	our systems of disclosure controls and procedures and internal controls over financial reporting.

The Audit Committee is composed of Messrs. Bromark, Lamanna and O’Connor, each of whom the Board has determined is financially literate. The Board also has determined that each of Messrs. Bromark and O’Connor qualifies as an “audit committee financial expert,” as defined by SEC rules. No member of the Audit Committee serves on the audit committees of more than three public companies, including us. Mr. Bromark acts as Chair of the Audit Committee.

Audit Committee Report

The Audit Committee represents and assists the Board in fulfilling its responsibilities for general oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of our internal audit function and independent audit firm, and risk assessment and risk management.

The Audit Committee manages our relationship with our independent auditors (which report directly to the Audit Committee). The Audit Committee has the authority to obtain advice and assistance from outside legal, accounting or other advisors as the Audit Committee deems appropriate and receives appropriate funding, as determined by the Audit Committee, from us for such advice and assistance.

Our management is primarily responsible for our internal control and financial reporting processes. Our independent auditors, Ernst & Young LLP (“EY”), are responsible for performing an independent audit of our combined consolidated financial statements and an audit of our internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) and generally accepted auditing standards and issuing their reports thereon. The Audit Committee monitors our financial reporting process and reports to the Board on its findings.

In this context, the Audit Committee hereby reports as follows:

(1)	The Audit Committee has reviewed and discussed the audited financial statements with management.

(2)	The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by applicable PCAOB standards.

(3)
The Audit Committee has received the written disclosures and the letter from the independent auditors required by the PCAOB regarding the independent auditors’ communications with the Audit Committee concerning independence and has discussed with the independent auditors their independence.

(4)
Based on the review and discussions referred to in paragraphs (1) through (3) above, the Audit Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2013, for filing with the SEC.

The undersigned members of the Audit Committee have submitted this Report to the Board of Directors as of February 24, 2014.

Raymond J. Bromark, Chairman
James H. Lamanna
Thomas C. O’Connor

Conflicts Committee

Our partnership agreement contains provisions that modify and limit our general partner’s fiduciary duties to our unitholders. Our partnership agreement also restricts the remedies available to unitholders for actions taken by our general partner that, without those limitations, might constitute breaches of its fiduciary duty. Whenever a conflict arises between our general partner or its affiliates, on the one hand, and us and our limited partners, on the other hand, our general partner will resolve that conflict. Our general partner may, but is not required to, seek the approval of such resolution from our conflicts committee. The conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence and experience standards established by the NYSE to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee will be conclusively deemed to be approved by all of our partners and not a breach by our general partner of any duties it may owe us or any other partners. Each of Messrs. Bromark, Lamanna and O’Connor serves on the Conflicts Committee, and Mr. O’Connor acts as Chair of the Conflicts Committee.

Compensation Decisions

We do not have a compensation committee. Our corporate governance guidelines provide that the Chairman of the Board and the independent directors are collectively responsible for:

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

Code of Conduct and Corporate Governance Guidelines

We have adopted a Code of Business Conduct and Ethics for Senior Financial Executives that is specifically applicable to the CEO, the CFO, the Controller and persons performing similar functions. In addition, we have a Code of Business Conduct that applies to all of our directors, officers and employees. We have also adopted Corporate Governance Guidelines that, along with the charters of our Board committees, provide the framework for our governance processes. Our Code of Business Conduct and Ethics for Senior Financial Executives, Code of Business Conduct, Corporate Governance Guidelines and Audit Committee charter are available on our website at www.tesorologistics.com under the heading “Corporate Governance.” We will post on our website any amendments to, or waivers from, either of our Codes requiring disclosure under applicable rules.

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

c/o Chairman of the Audit Committee
Tesoro Logistics GP, LLC
19100 Ridgewood Parkway
San Antonio, Texas 78259

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Our Directors

The officers or employees of either our general partner or Tesoro who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of either our general partner or Tesoro receive compensation as “non-employee directors.”

Our general partner has adopted a director compensation program under which our general partner’s non-employee directors are compensated for their service as directors. Each non-employee director receives a compensation package consisting of the annual retainer described below, an additional retainer for service as the chair of a standing committee and meeting attendance fees of $1,500 per meeting (for attendance in person or by telephone). This additional retainer for service as the chair of a standing committee was previously $10,000, but increased to $15,000 effective October 1, 2013. For the first three quarters of 2013, the annual retainer of $105,000 was payable $50,000 in cash and $55,000 in an award of service phantom units. Effective October 1, 2013, the annual retainer was increased to $121,000, payable $58,000 in cash and $63,000 in an award of service phantom units. The pro-rata increase in cash was reflected in a quarterly payment during the last quarter of the year. In October 2013, non-employee directors received additional service phantom unit awards, pro-rated for the remainder of the year, to reflect the increased equity portion of the annual retainer. In addition to the compensation described above, we reimburse our non-employee directors for travel and lodging expenses that they incur in connection with attending meetings of the board of directors or its committees.

Service phantom units granted to non-employee directors under the annual compensation package, or upon first election to the board of directors under our long-term incentive plan, vest one year from the date of grant. Cash distribution equivalent rights accrue with respect to such equity-based awards and are distributed at the time such awards vest. The number of units granted is determined by dividing the equity portion of the annual retainer by the average closing price of our common units on the NYSE over a ten business-day period ending on the third business day prior to the grant date and rounding any resulting fractional units to the nearest whole unit. Service phantom units are granted annually to directors in conjunction with the Board’s approval of our Annual Report on Form 10-K, and any new non-employee director receives a pro-rata award of service phantom units when commencing his or her services as a board member. Messrs. Bromark, Lamanna and O’Connor each received 1,173 phantom units in conjunction with the Board’s approval of our Annual Report on Form 10-K in February 2013. In October 2013, the Board granted each of the non-employee directors an additional 45 service phantom units to compensate them for the pro-rata portion of the additional $8,000 equity portion of the retainer for the remainder of the calendar year.

2013 Director Compensation Table

The table below describes the compensation paid to each of our non-employee directors for 2013. Information regarding compensation paid to our management directors is included in Compensation Discussion and Analysis and the Summary Compensation Table.

Name	Fees Earned or Paid in Cash (a)	Fair Value of Service Phantom Unit Awards (b) (c)	All Other Compensation	Total
Raymond J. Bromark	$112,750	$59,764	$—	$172,514
James H. Lamanna	98,500	59,764	—	158,264
Thomas C. O’Connor	112,750	59,764	—	172,514
____________

(a)
The amounts shown in this column include the portion of the annual retainer earned in 2013, any individual retainers for serving as the chair of a committee and the Board and committee meeting fees paid in 2013.

(b)
The amounts shown in this column represent the aggregate grant date fair value of the directors’ portion of the annual retainer paid in service phantom units computed in accordance with accounting principles generally accepted in the United States of America.

(c)
The table below reflects the total service phantom units outstanding as of the end of the 2013 fiscal year for each non-employee director. No options or other equity-based awards have been granted to the non-employee directors.

Name	Service Phantom Units Outstanding
Raymond J. Bromark	1,218
James H. Lamanna	1,218
Thomas C. O’Connor	1,218

Compensation Discussion and Analysis

We do not directly employ any of the persons responsible for managing our business. All of our general partner’s executive officers and other personnel necessary for our business to function are employed and compensated by our general partner or Tesoro, in each case subject to the terms of the Second Amended and Restated Omnibus Agreement (the “Amended Omnibus Agreement”) described below.

Named Executive Officers

This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner’s executive compensation programs and the key executive compensation decisions that were made for 2013. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned by and awarded to our named executive officers (“NEOs”), as reflected in the compensation tables that follow the CD&A. Our NEOs for 2013 were as follows:

•	Gregory J. Goff, Chief Executive Officer and Chairman of the Board;

•	Phillip M. Anderson, President and Director;

•	G. Scott Spendlove, Vice President and Chief Financial Officer;

•	Daniel R. Romasko, former Vice President and Chief Operating Officer;

•	Charles S. Parrish, Vice President, General Counsel and Secretary; and

•	Rick D. Weyen, Vice President, Operations.

Mr. Romasko resigned his positions with Tesoro and our general partner effective January 24, 2014, but is still considered an NEO for purposes of this Annual Report.

Overview - Compensation Decisions and Allocation of Compensation Expenses

Messrs. Goff, Spendlove and Parrish (and until his resignation effective January 24, 2014, Mr. Romasko) are also named executive officers of Tesoro. Therefore, responsibility and authority for compensation-related decisions is determined as follows:

•
Executive officers employed by our general partner (Mr. Anderson and Mr. Weyen) - decisions related to compensation of executive officers of our general partner that are employed by our general partner reside with the board of directors of our general partner but will be based in large part on the recommendation of the compensation committee of the board of directors of Tesoro. Because many of the directors of our general partner are also officers of our general partner or Tesoro, the board of directors of our general partner has delegated these compensation decisions to the Chairman of the Board and the independent directors.

•
Executive officers employed by Tesoro (Messrs. Goff, Spendlove, Romasko and Parrish) - decisions related to compensation of executive officers of our general partner that are employed by Tesoro reside with the compensation committee of the board of directors of Tesoro. Any determination with respect to awards made under the Tesoro Logistics LP 2011 Long-Term Incentive Plan (the “LTIP”) to executive officers and other employees of Tesoro are delegated to the Chairman of the Board and the independent directors of our general partner; however, such awards may only be made following the recommendation of the compensation committee of the board of directors of Tesoro. Any other compensation decisions for these individuals are not subject to any approvals by the board of directors of our general partner or any committees thereof.

Messrs. Goff, Spendlove and Parrish generally devote less than a majority of their total business time to our general partner and us, as did Mr. Romasko prior to his resignation. Mr. Anderson is the only NEO whose time and compensation (other than certain long-term incentive grants made directly from Tesoro Corporation) is allocated 100% to our general partner. Mr. Weyen’s time and compensation (other than certain long-term incentive grants made directly from Tesoro) was allocated approximately 70% to our general partner and 30% to Tesoro and its other affiliates.

Under the terms of the Amended Omnibus Agreement, we currently pay an annual administrative fee to Tesoro of $5.5 million for the provision of general and administrative services for our benefit. Additionally, we reimburse Tesoro and its subsidiaries, including our general partner, for expenses incurred on our behalf, including 100% of Mr. Anderson’s compensation expense and 70% of Mr. Weyen’s compensation expense (in each case, other than certain long-term incentive grants made directly from Tesoro), which is allocated to us pursuant to Tesoro’s allocation methodology. The general and administrative services covered by the annual administrative fee of the Amended Omnibus Agreement include, without limitation, information technology services; legal services; health, safety and environmental services; human resources services; executive management services of Tesoro employees who devote less than 50% of their business time to the business and affairs of TLLP; financial and administrative services (including treasury and accounting); and insurance coverage under Tesoro insurance policies. None of the services covered by the administrative fee are assigned any particular value individually. Although certain NEOs provide services to both Tesoro and TLLP, no portion of the administrative fee is specifically allocated to services provided by the NEOs to TLLP; rather, the administrative fee covers services provided to TLLP by Tesoro and, except as described above with respect to Messrs. Anderson and Weyen, there is no reimbursement by TLLP for the cost of such services. Tesoro has the ultimate decision-making authority with respect to the total compensation of Messrs. Goff, Spendlove, Romasko and Parrish.

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

Compensation Philosophy

Compensation of our NEOs who are employed by our general partner is structured in a manner similar to how Tesoro compensates its executive officers. The following discussion reflects such executive compensation philosophy and pay practices as they relate to how officers who are employed by our general partner are compensated. The elements of compensation discussed below, and any decisions with respect to future changes to the levels of such compensation, are subject to the discretion of the compensation committee of Tesoro’s board of directors, or, with respect to executive officers employed by our general partner, our general partner’s Chairman of the Board and independent directors. References to our compensation philosophy, program and the like, refer to the compensation philosophy of our general partner or Tesoro, as applicable.

Our compensation philosophy is to offer competitive compensation and benefit programs that will attract and retain the talented executives and employees who are critical to executing TLLP’s strategic priorities and exemplifying our core values.

Our executive compensation programs are comprised of a mix of fixed and variable cash and equity-based pay with a significant portion of actual total compensation dependent on meeting financial and operational objectives.

Our executive compensation programs are designed around the following concepts:

•	rewarding leaders for superior execution and delivery of outstanding business results and driving a performance-oriented culture;

•	promoting and sustaining exceptional performance over time to generate long-term growth in unitholder value; and

•	leading in accordance with our guiding principles, which are core values, exceptional people, shared purpose, powerful collaboration and superior execution.

Our approach also allows us to reward our executives for delivering value to unitholders while reducing or eliminating overall compensation levels if we do not achieve our goals or consistently underperform our peers.

Compensation Consultants

Our general partner does not have a compensation committee, and its Board of Directors has not hired its own compensation consultant. BDO USA, LLP was engaged to provide compensation consulting services and market data to the compensation department and executive management of Tesoro and our general partner, which may have been used by the Board to make compensation decisions.

Comparative Analysis

In October 2012, a market study was presented to the Chairman of the Board and independent directors of our general partner in contemplation of compensation decisions with respect to 2013. A similar market study was presented to the Chairman of the Board and independent directors of our general partner in October 2013 in contemplation of compensation decisions with respect to 2014.

The compensation peer group used for general pay comparison purposes was initially developed near the time of our April 2011 initial public offering. However, a number of acquisitions, consolidations and spin-offs occurred among peer companies, resulting in the following changes in the compensation peer group:

•	Copano Energy, LLC was removed from the compensation peer group following its acquisition by Kinder Morgan Energy Partners, L.P.

•	MPLX, L.P. was added to the compensation peer group following its formation in October 2012 due to its similarity in size and operations to TLLP.

The resulting members of our compensation peer group are shown below. The group includes 15 master limited partnerships with a median market capitalization (as of October 1, 2013) of approximately $3.15 billion and ranging from approximately $1.1 billion to approximately $10.3 billion. Our market capitalization as of such date was approximately $2.8 billion. Because the number of master limited partnerships in the energy industry is relatively small, only a portion of the peer companies are involved in the liquid petroleum products business and only a portion of them are sponsored master limited partnerships (as opposed to stand-alone MLPs) with a parent company like Tesoro. Peer data is supplemented with total compensation information extracted from a general industry survey. The members of our general partner’s compensation peer group for fiscal 2013 are included in the table below. For purposes of the performance phantom units granted in February 2013, we used a separate performance peer group, as discussed in more detail below under the heading “Long-Term Incentives.”

•	Atlas Pipeline Partners, L.P.	•	MPLX, L.P.
•	Buckeye Partners, L.P.	•	NuStar Energy L.P.
•	Crosstex Energy, L.P.	•	PVR Partners, L.P.
•	DCP Midstream Partners, LP	•	Spectra Energy Partners, LP
•	Eagle Rock Energy Partners, L.P.	•	Sunoco Logistics Partners L.P.
•	Genesis Energy, L.P.	•	Targa Resources Partners LP
•	Holly Energy Partners, L.P.	•	Western Gas Partners, LP
•	Markwest Energy Partners, L.P.

Elements of Executive Compensation

Our executive compensation programs are designed to reflect the philosophy and objectives described above. The elements of our executive pay are presented in the table below and discussed in more detail in the following paragraphs.

Component	Type of Payment/Benefit	Purpose
Base Salary	Fixed cash payments with each executive eligible for annual increase.	Designed to be competitive with those of comparable companies.
Annual Cash Incentives	Performance-based annual cash payment.	Pay for performance. Targeted corporate, business unit and individual goals.
Long-term Incentives	Service phantom units and performance phantom units.	Designed to align executive compensation with our unitholders’ interests, rewarding excellent performance as reflected in our unit price.
Retirement Benefits	Pension, 401(k) plan, post-retirement medical program.	Designed to be competitive with those of comparable companies.
Health and Welfare Benefits	Fixed compensation component, generally available to all employees.	Designed to be competitive with those of comparable companies.

We review each executive’s total compensation for alignment with our compensation peer group and our compensation philosophy. However, we do not determine the appropriate level for each component of total compensation based exclusively on comparative analysis against our compensation peer group. We consider other factors, which may include internal pay equity and consistency and the executive’s job responsibilities, management experience, individual contributions, number of years in his or her position and recent compensation adjustments, as well as other relevant considerations (with no particular weighting assigned to any of these factors).

Tesoro and our general partner generally target direct compensation (base salaries, annual cash incentives and long-term incentives) at the 50th percentile of the compensation peer group because they believe it is a fair and competitive starting point to attract and retain critical executive talent. Our emphasis on variable or at risk components of incentive pay results in actual compensation ranging above or below the median based on the achievement of the objectives established in our annual and long-term incentive plans and changes in the value of our units. Retirement and health and welfare benefits provided to our NEOs are designed to be consistent in value and, to a lesser degree, aligned with benefits offered by companies with whom Tesoro or our general partner competes for talent. We believe that each compensation component should be considered separately and that payments or awards derived from one component should not negate or reduce payments or awards derived from other components. Our strategy also includes ongoing evaluation and adaptation, as necessary, of our compensation programs to ensure continued alignment between company performance and pay.

Base Salaries.  Base salaries for our NEOs who are employed by the general partner are structured in accordance with Tesoro’s overall compensation program and pay practices and reviewed by our general partner’s Chairman of the Board and independent directors each year. Mr. Anderson’s salary was set at $312,890 in February 2012. As part of the Chairman and independent directors’ annual review of compensation in February 2013, Mr. Anderson’s salary was increased to $329,160 to reflect the additional experience that Mr. Anderson had developed in his current role and to bring his base salary to a more competitive level based on the market study data. In February 2014, his salary was further increased to $350,000 for similar reasons. Mr. Weyen’s salary was set at $280,633 when he assumed his current position effective August 31, 2012. His salary was increased to $291,016 in February 2013, as part of the Chairman and independent directors’ annual review of compensation and further increased to $298,900 in February 2014.

Annual Performance Incentives.  Tesoro and our general partner believe that annual cash based incentives promote management’s efforts to drive the achievement of annual performance goals and objectives, which in turn help create additional unitholder value. In February 2013, the compensation committee of Tesoro’s board of directors approved the terms of the 2013 Incentive Compensation Program (the “ICP” or the “Program”) for Tesoro’s named executive officers and other employees. Due to the relationship between us, our general partner and Tesoro, each of Messrs. Anderson and Weyen is eligible to participate in Tesoro’s ICP. However, their continued participation and level of participation in such programs is subject to the approval of the Chairman of the Board and independent directors of our general partner.

Tesoro’s ICP structure uses a mix of objectives designed to focus management on key areas of performance. The design of Tesoro’s ICP allows for cascading corporate goals down the Tesoro organization from corporate through business units (such as TLLP) to individuals (such as Messrs. Anderson and Weyen). Bonus targets were set as a percentage of salary consistent with similar positions within the Tesoro organization. Potential payouts were based on pre-established performance levels for two equally weighted components (Tesoro’s corporate performance and the executive’s business unit performance) measured against target with the range of outcomes between 0% to 200%, with a 50% payout for threshold performance and a 100% payout for target performance. Tesoro’s performance results and the results of the individual business units may be adjusted to take into account unbudgeted business decisions, unusual or non-recurring items, and other factors, as approved by Tesoro’s compensation committee and our CEO and independent directors, to determine the total amount, if any, available under the 2013 ICP. They also have discretion to adjust individual awards based on their assessment of an individual executive’s performance relative to successful achievement of goals, business plan execution, and other leadership attributes (no particular weighting was assigned to any measure).
For 2013, the NEO target bonus amounts, as a percentage of base salary earnings for the year, are shown in the table in the section entitled “Overall Performance and Payouts”. These amounts reflect an increase from 2012 in the target bonus amounts for Messrs. Anderson and Weyen from 55% to 60% and from 45% to 50%, respectively, to maintain relative market competitiveness.

Component 1 - Tesoro’s Corporate Performance

The first component of the ICP was Tesoro’s corporate performance, including the earnings before net interest and financing costs, interest income and depreciation and amortization expenses (“EBITDA”), cost management, and safety and environmental measures described below (ranked in order of weighting).

•
EBITDA was the most heavily weighted metric of this component and is measured on a margin neutral rather than a reported basis by excluding fluctuations in commodity prices over which management has little influence. Targets for this component are based on Tesoro’s annual business plan.

•
Controllable cost management is the second most heavily weighted metric of the Tesoro corporate component. Targets are based on Tesoro’s annual business plan. This metric is measured as total cash costs excluding annual incentive compensation program, stock-based compensation expense, non-controllable expenses for post-retirement employee benefits (pension, medical, life insurance) and insurance (property, casualty and liability), spill prevention costs and environmental accruals and benefits. It includes allocations of refining maintenance and labor to capital projects. Refining energy variable costs and internally produced fuel consumption are market adjusted to budget-assumed prices.

•
Personal safety, process safety and environmental safety are the final items in Tesoro’s 2013 performance metrics. Because Tesoro believes in continuous improvement, each of the safety metrics are measured by improvement compared to the prior year or a period.

Corporate Goals	Weighting	% Achieved
Margin-neutral EBITDA of $1.828 billion	50%	74%
Personal Safety improvement of 25% (measured by improvement in # of incidents)	5	—
Process Safety Management improvement of 47% (measured by improvement in # of incidents)	5	133%
18 or fewer Environmental Incidents	5	—
Management of costs to no more than $1.983 billion	35	112%
Overall Tesoro Corporate Performance Achieved		83%

Calculation and Adjustment of Tesoro Corporate Performance

Tesoro’s compensation committee has the discretion to adjust the EBITDA and cost management components for special items. For 2013, the most significant items for which the Committee exercised this discretion were related to items such as offsets for legal and insurance settlements received by Tesoro, unplanned turnaround impacts, and unbudgeted regulatory costs. Despite achieving above target performance on environmental incidents, Tesoro’s compensation committee chose to apply negative discretion to this performance metric in recognition of our September 2013 oil spill incident in Tioga, North Dakota, resulting in below threshold payout.

Component 2 - Business Unit Results

The second ICP component was more specifically tailored to the performance of the individual’s business unit. Tesoro’s business unit goals are directly aligned with corporate objectives and are measured using common criteria to promote consistency throughout the Tesoro organization. Business unit criteria include safety and environmental, cost management, improvements in EBITDA and business improvement and value creation initiatives. Like the overall structure of the ICP, the business unit targets were set at stretch levels that were challenging, but attainable, and would generate significant value for our unitholders. For Mr. Anderson, this component was tied to the performance of TLLP. For Mr. Weyen, his business unit results were tied to the performance of Tesoro logistical assets (including TLLP, as well as logistical assets for which TLLP may have a right of first offer) and the performance of Tesoro’s newly acquired Carson operations. The TLLP 2013 performance metrics and results applicable to the ICP are summarized below. Business unit targets for the performance of Tesoro’s other logistical assets (which are applicable to a portion of Mr. Weyen’s ICP) are not disclosed because such disclosure would cause competitive harm to Tesoro and the Partnership.

TLLP Goals	Weighting	Result / Performance
EBITDA of $158.6 million for 2013 base business plus the Northwest Products System (following the date of acquisition)	25%	$134.8 million (below target)
Value Creation -- identification of strategic assets for acquisition in 2014 that add third party revenue and generate at least $50 million of EBITDA each year	25%	$25 million (below target)
Identify accretive organic growth of $100 million that can be delivered by 2015	25%	$140 million (above target)
Controllable Costs of $2.487	15%	$2.6 million (above target)
OSHA combined recordable rate of zero	10%	0.39 (below target)
Overall TLLP Performance Achieved		65%

Individual Performance Adjustments

The Chairman of the Board and independent directors of our general partner have the discretion to adjust the payout on individual awards granted to Messrs. Anderson and Weyen upward or downward based on their assessment of quantitative and qualitative measures relating to our performance relative to our peers, market expectations or broader indices, progress in attaining strategic goals, business unit performance and leadership attributes, with no particular weighting assigned to any measure. In recognition of successfully delivering three significant asset purchases, significant efforts to expand and strengthen our commercial employee group to capture business development opportunities and other contributions to the Partnership during 2013, the Chairman and independent directors of our general partner recommended a 15% upward adjustment to Mr. Anderson’s target ICP award. The Chairman and independent directors of our general partner approved a 20% downward adjustment to Mr. Weyen’s target ICP award as a result of not fully meeting performance expectations.

Overall Performance and Payouts

By design, the 2013 ICP excluded the impacts of significant transactions that Tesoro and the Partnership undertook in 2013 (Tesoro’s acquisition of Southern California assets, our acquisition of the Northwest Products System assets and Tesoro’s divestiture of its Hawaii operations). As a result of the transformational impact that these transactions had on Tesoro’s business and the effort required to successfully integrate and divest these assets, Tesoro’s compensation committee approved an additional 13 percentage point increase to the 2013 ICP performance. The table below provides the specific bonus targets, level of achievement (including the adjustments described above), individual performance adjustment and annual bonus payment for Messrs. Anderson and Weyen:

Name	Bonus Eligible Earnings	Target Bonus	Overall Performance Achieved	Calculated Bonus Payout	Individual Performance Adjustments (Increase/ Decrease)	Total Bonus Payout
Phillip M. Anderson	$326,657	60%	87%	$170,515	15%	$199,914
Rick D. Weyen	289,419	50%	95%	137,474	(20)%	108,532

Grant of Long-Term Incentives.  We believe that our NEOs should have an ongoing stake in our success and their interests should be aligned with those of our unitholders. Accordingly, we believe that our NEOs should have a considerable portion of their total compensation provided in the form of equity-based incentives.

Our general partner has adopted the LTIP primarily for the benefit of eligible officers, employees and directors of our general partner and its affiliates, including Tesoro, who perform services for us. Awards are generally made on an annual basis to reward service or performance by our general partner’s outside directors and its executive officers and key employees. However, awards under the LTIP for executive officers of our general partner that are employed by Tesoro must first be recommended by the compensation committee of the board of directors of Tesoro.

Following a recommendation made by the compensation committee of the board of directors of Tesoro, in February 2013, the Chairman and independent directors of our general partner granted awards under the LTIP to our NEOs. Each of our NEOs received a grant of performance phantom units that will vest based on the achievement of relative total unitholder return over a performance period from January 1, 2013 through December 31, 2015, as compared to a performance peer group of companies. The peer companies currently include Buckeye Partners, L.P., Enbridge Energy Partners L.P., Genesis Energy, L.P., Global Partners LP, Holly Energy Partners, L.P., Magellan Midstream Partners, L.P., Martin Midstream Partners L.P., MPLX, L.P., NuStar Energy L.P., Targa Resources Partners LP and TransMontaigne Partners L.P. These companies were selected based on our view that key stakeholders compare our business results and relative performance with these companies. The payout will range from none of the units vesting to vesting of 200% of the units as shown below.

Relative Total Unitholder Return	Payout as a % of Target
90th percentile and above	200%
75th percentile	150%
50th percentile	100%
30th percentile	50%
Below 30th percentile	—

The number of units granted was based on Tesoro’s compensation structure in which executive officers and key employees receive a target value of long-term incentive awards. For Messrs. Anderson and Weyen, this value was awarded 50% in our performance phantom units and 50% in Tesoro performance equity awards. The compensation expense for the Tesoro performance equity awards granted to Messrs. Anderson and Weyen is not allocated to us. For Messrs. Goff, Spendlove, Romasko and Parrish, 20% of their 2013 long-term incentive value was recommended by the Tesoro compensation committee and awarded by the Board of our general partner. The Tesoro compensation committee and our general partner believe that these allocations are appropriate given each executive’s responsibilities. The performance phantom units granted to our NEOs in 2013 received tandem distribution equivalent rights to receive an amount equal to all or a portion of the cash distributions made on units during the period such phantom units remain outstanding.

Payout of Long-Term Incentives.
The first performance phantom units granted to executives in May 2011 represented the right to receive common units at the end of the April 20, 2011 through December 31, 2013 performance period depending upon TLLP’s achievement of relative total unitholder return against a defined performance peer group. Such units were paid in February 2014 based on performance at maximum payout amounts. These payouts are reported in “Executive Compensation - Compensation Tables and Narratives -- Option Exercises and Stock Vested in 2013.

Executive Benefits.  In order to promote consistency with Tesoro’s overall competitive practices and our compensation philosophy and to adopt a best practice compensation design, our executive officers are generally not entitled to any perquisites.

Retirement Plans.  Tesoro maintains non-contributory qualified and non-qualified retirement plans that cover officers and other eligible employees of Tesoro. Our NEOs and other eligible employees of our general partner, as well as employees of Tesoro who provide services to us, are eligible to participate in Tesoro’s retirement plans in accordance with their terms.

Management Stability Agreements and Other Severance Benefits. Tesoro has management stability agreements with Messrs. Anderson and Weyen in order to ensure continued stability, continuity and productivity among members of its management team. These management stability agreements contain change-in-control provisions, as described in more detail below, which Tesoro provides to help it to attract and retain talented individuals for these important positions. In addition, each of these named executive officers participates in the severance policy maintained for Tesoro’s employees, as described in more detail below. We will be required to reimburse Tesoro for any amounts provided to Messrs. Anderson and Weyen under their management stability agreements in proportion to the percentage of their total compensation allocated to us.

In the event of a change-in-control of Tesoro Corporation and Messrs. Anderson’s or Weyen’s termination of employment without cause or with good reason, as defined in their management stability agreements, Messrs. Anderson or Weyen, as the case may be, will receive a cash payment equal to two times the sum of his base salary (as then in effect) plus target annual bonus, as well as, a pro-rated bonus for the year of termination if termination occurs during the fourth quarter of a calendar year. They will also receive continued coverage and benefits comparable to Tesoro’s group health and welfare benefits for a period of two years following termination. In addition, they will receive two years of additional service credit under the current non-qualified supplemental pension plan applicable to them at the date of termination.

In addition to the terms set forth in their management stability agreements, Messrs. Anderson and Weyen are eligible to receive severance benefits in the event of certain involuntary terminations of employment in accordance with Tesoro’s employee severance policy, which is calculated based on the employee years of service and base salary but limited to one year of base pay.

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

Equity Grant/Trading Policies

Our general partner has not formally adopted an equity award governance policy, but generally follows the policy adopted by Tesoro’s compensation committee under which all long-term equity incentives are granted. The policy prohibits the issuance of unit options or unit appreciation awards at a price less than the closing sale price of our common units on the date of grant. Tesoro generally grants equity awards in late January or early February of each year. Tesoro and our general partner have chosen this time because it is a time each calendar year at which our results of operations from the previous year are available to the compensation committee of Tesoro and the Chairman and independent directors of our general partner’s Board. Tesoro and our general partner do not purposely accelerate or delay the public release of material information or otherwise time equity grants in coordination with the public release of material information, in consideration of a pending equity grant in order to allow the grantee to benefit from a more favorable stock price.

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

Clawback Policy

In January 2012, the Board of our general partner adopted a compensation recoupment, or clawback, policy that provides that in the event of a material restatement of TLLP’s financial results due to misconduct, our general partner’s independent directors will review all annual incentive payments and long-term incentive compensation awards that were made to any individual then serving as a vice president or above of our general partner or as a company controller or other officer of our general partner with substantial responsibility for accounting matters (including the vice presidents and above, each an “officer”) on the basis of having met or exceeded specific performance targets in grants or awards made after January 19, 2012, which occur during the 24-month period prior to restatement. If such compensation would have been lower had it been calculated based on such restated results, the independent directors will, to the extent permitted by governing law, seek to recoup for our benefit such compensation to any of the officers described above whose misconduct caused or significantly contributed to the material restatement, as determined by the independent directors. Notwithstanding the foregoing, with respect to any officer who serves as an executive officer of Tesoro Corporation, thereby requiring that such officer’s awards under the LTIP be granted only following a recommendation made by the board of directors or compensation committee of Tesoro, the independent directors will only seek such recoupment of benefits after consultation with the board of directors or compensation committee of Tesoro.

Compensation Committee Report

The Chairman of the Board and independent directors of our general partner (the “Committee”) have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The undersigned members of the Committee have submitted this Report to the Board of Directors as of February 24, 2014.

Gregory J. Goff
Raymond J. Bromark
James H. Lamanna
Thomas C. O’Connor

2013 Summary Compensation Table

The following table sets forth information regarding the compensation of our NEOs.

Name and Principal Position	Year	Salary (a)	Unit Awards (b)	Non-Equity Incentive Plan Compensation (c)	Change in Pension Value and Non-qualified Compensation Earnings (d)	All Other Compensation (e)	Total
Gregory J. Goff Chief Executive Officer and Chairman of the Board	2013	$ (f)	$1,665,300	$ (f)	$ (f)	$ (f)	$1,665,300
	2012	(f)	705,420	(f)	(f)	(f)	705,420
	2011	(f)	626,810	(f)	(f)	(f)	626,810
Phillip M. Anderson President and Director	2013	327,408	213,500	199,914	106,760	13,066	860,648
	2012	309,608	195,950	276,583	286,004	9,256	1,077,401
	2011	195,829	247,158	230,873	145,127	4,107	823,094
G. Scott Spendlove Vice President and Chief Financial Officer	2013	(f)	256,200	(f)	(f)	(f)	256,200
	2012	(f)	117,570	(f)	(f)	(f)	117,570
	2011	(f)	131,960	(f)	(f)	(f)	131,960
Daniel R. Romasko Former Vice President and Chief Operating Officer (g)	2013	(f)	341,600	(f)	(f)	(f)	341,600
	2012	(f)	156,760	(f)	(f)	(f)	156,760
Charles S. Parrish Vice President, General Counsel and Secretary	2013	(f)	213,500	(f)	(f)	(f)	213,500
	2012	(f)	117,570	(f)	(f)	(f)	117,570
	2011	(f)	131,960	(f)	(f)	(f)	131,960
Rick D. Weyen Vice President, Logistics	2013	202,929	128,100	75,972	127,026	12,763	546,790
	2012	64,222	__	30,736	53,005	2,987	150,950
____________

(a)
The amounts shown in this column reflect the base salary expense that was allocated to us by Tesoro. For Mr. Anderson, this includes 100% of his base salary expense from the date of our initial public offering in April 2011 through December 31, 2013. For Mr. Weyen, this includes 70% of his base salary expense from September 1, 2012 through December 31, 2013.

(b)
The amounts shown in this column for 2013 reflect the aggregate grant date fair value of performance phantom units granted during the fiscal year, calculated in accordance with U.S. generally accepted accounting principles. The grant date fair value of performance phantom units (calculated using target payouts) is as follows for grants awarded in 2013: Mr. Goff - $1,665,300; Mr. Anderson - $213,500; Mr. Spendlove - $256,200; Mr. Romasko - $341,600; Mr. Parrish - $213,500; and Mr. Weyen - $128,100. The aggregate grant date fair value of such performance phantom units at the highest level of performance, resulting in 200% payout, would be as follows: Mr. Goff - $3,330,600; Mr. Anderson - $427,000; Mr. Spendlove - $512,400; Mr. Romasko - $683,200; Mr. Parrish - $427,000; and Mr. Weyen - $256,200. For Messrs. Goff, Spendlove, Romasko and Parrish, this amount represents 20% of their 2013 long-term incentive value as recommended by the Tesoro compensation committee and awarded by the Board of our general partner; this amount was increased from 10% of their total long-term incentive compensation in 2011 and 2012. This column does not include grants of performance share awards or market stock units to the executive officers by Tesoro, which are not allocated to us. As a result of his resignation effective January 24, 2014, Mr. Romasko forfeited all unvested equity awards, including this performance phantom unit award.

(c)
The amounts shown in this column reflect the compensation expense allocated to us by Tesoro with respect to awards under Tesoro’s ICP. The Partnership’s portion of such expense is 100% for Mr. Anderson. For 2013, the Partnership’s portion of such expense is 70% for Mr. Weyen; for 2012, the Partnership’s portion of such expense is 23.3% for Mr. Weyen (reflecting the 70% of Mr. Weyen’s compensation that we are responsible for and the fact that Mr. Weyen was only employed by TLLP for four months of 2012).

(d)
The amount shown in this column reflects the change in pension value during the fiscal year. The amount shown in the column for Mr. Anderson is 100%. The amount shown in the column for Mr. Weyen in 2013 is 70%. The amount shown for Mr. Weyen in 2012 reflects 23.3% (reflecting the 70% of Mr. Weyen’s compensation that we were responsible for and the fact that Mr. Weyen was only employed by TLLP for four months of 2012) of the change in his pension value during the fiscal year, although pension expense was allocated to us by Tesoro on an estimated aggregate basis for all TLGP employees and was not allocated on an individual basis.

(e)
The amounts shown in this column reflect the matching dollar-for-dollar contributions up to 6% of eligible earnings that Tesoro provides for all employees who participate in the Tesoro Thrift Plan. In addition, Tesoro provides a profit-sharing contribution to the Thrift Plan.  This discretionary contribution, calculated as a percentage of employee’s base pay based on a pre-determined target for the calendar year, can range from 0% to 4% based on actual performance.  The Partnership’s portion of Tesoro Thrift Plan Company Contributions is 100% for Mr. Anderson. For Mr. Weyen, the Partnership’s portion of Tesoro Thrift Plan Company Contributions is 70% for 2013 and 23.3% for 2012 (reflecting the 70% of Mr. Weyen’s compensation that we were responsible for and the fact that Mr. Weyen was only employed by TLLP for four months of 2012). No NEO received perquisites and other personal benefits with respect to 2013 with an aggregate value greater than $10,000 and no NEO received any other item of compensation with respect to 2013 required to be disclosed in this column with a value of $10,000 or more.

(f)
As noted above, no compensation has been reported for Messrs. Goff, Spendlove, Romasko and Parrish because, other than grants of performance phantom units, none of their compensation is allocated to us. The $5.5 million annual administrative fee under the Amended Omnibus Agreement covers a variety of services provided to TLLP by Tesoro and no portion is specifically allocated to services provided by these individuals to TLLP.

(g)	Mr. Romasko resigned from his position effective January 24, 2014.

Grants of Plan-Based Awards in 2013

The following table sets forth information regarding the grants of annual cash incentive compensation and phantom units to our NEOs.

Name	Award Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts Under Equity Incentive Plan Awards (b)			All Other Unit Awards: Number of Units	Grant date fair value of unit awards (c)
			Threshold	Target	Maxi-mum	Threshold	Target	Maxi- mum
Gregory J. Goff	Phantom Units	2/8/2013	$—	$—	$—	19,500	39,000	78,000	—	$1,665,300
Phillip M. Anderson	Annual Incentive	n/a	97,997	195,994	391,988	—	—	—	—	—
	Phantom Units	2/8/2013	—	—	—	2,500	5,000	10,000	—	213,500
G. Scott Spendlove	Phantom Units	2/8/2013	—	—	—	3,000	6,000	12,000	—	256,200
Daniel R. Romasko (d)	Phantom Units	2/8/2013	—	—	—	4,000	8,000	16,000	—	341,600
Charles S. Parrish	Phantom Units	2/8/2013	—	—	—	2,500	5,000	10,000	—	213,500
Rick D. Weyen	Annual Incentive	n/a	50,649	101,296	202,593	—	—	—	—	—
	Phantom Units	2/8/2013	—	—	—	1,500	3,000	6,000	—	128,100
____________

(a)
These columns show the range of awards under the ICP for which we would be allocated responsibility, which is described in the section “Annual Performance Incentives” in the Compensation Discussion and Analysis. The “threshold” column represents the minimum payout for the performance metrics under the ICP assuming that the minimum level of performance is attained. The “target” column represents the amount payable if the performance metrics are reached. The “maximum” column represents the maximum payout for the performance metrics under the ICP assuming that the maximum level of performance is attained. The general partnership’s portion of Tesoro’s 2013 ICP reflected is 100% for Mr. Anderson and 70% for Mr. Weyen. We are not responsible for any portion of the other NEOs’ 2013 ICP.

(b)
The amounts shown in these columns represent the number of performance phantom units granted during 2013 under the LTIP as described in the section “Long-Term Incentives” in the CD&A. This performance phantom unit award is contingent on our achievement of relative total unitholder return at the end of the performance period from January 1, 2013 through December 31, 2015. Actual payouts will vary based on relative total unitholder return from none of the units vesting to a threshold vesting of 50% of the units to a maximum vesting of 200% of the units.

(c)	The amounts shown in this column represent the grant date fair value of the awards computed in accordance with financial accounting standards.

(d)	As a result of his resignation effective January 24, 2014, Mr. Romasko forfeited all unvested equity awards, including this performance phantom unit award.

Outstanding Equity Awards at 2013 Fiscal Year End

The following table sets forth the outstanding equity awards of our NEOs at the end of 2013. There have been no issuances of options to purchase our units.

	Equity Awards
Name	Grant Date	Number of Units That Have Not Vested (a)	Market Value of Units That Have Not Vested (b)	Equity Incentive Plan Awards: Number of Unearned Units, Units or Other Rights That Have Not Vested (c)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Units, Units or Other Rights That Have Not Vested (c)
Gregory J. Goff	2/8/2013	—	$—	39,000	(d)	$2,101,515	(d)
	2/7/2012	—	—	36,000	(e)	2,001,600	(e)
Phillip M. Anderson	2/8/2013			5,000	(d)	269,425	(d)
	2/7/2012	—	—	10,000	(e)	556,000	(e)
	5/16/2011	1,234	69,792	—		—
G. Scott Spendlove	2/8/2013			6,000	(d)	323,310	(d)
	2/7/2012	—	—	6,000	(e)	333,600	(e)
Daniel R. Romasko (f)	2/8/2013			8,000	(d)	431,080	(d)
	2/7/2012	—	—	8,000	(e)	444,800	(e)
Charles S. Parrish	2/8/2013			5,000	(d)	269,425	(d)
	2/7/2012	—	—	6,000	(e)	333,600	(e)
Rick D. Weyen	2/8/2013			3,000	(d)	161,655	(d)
____________

(a)	The service phantom units vest one-third each year for three years from the date of grant with the remaining units vesting on May 16, 2014.

(b)
The market value also includes any outstanding distribution equivalent rights that will be paid to the executive at time of vesting of such award. The closing price of our common units on December 31, 2013 of $52.34, as reported on the NYSE, was used to calculate the market value of the unvested unit awards. The amount of outstanding distribution equivalent rights included with the market value for Mr. Anderson’s award is $5,204.

(c)
These awards represent performance phantom units, which provide the right to receive a number of common units at the end of the performance period depending upon our achievement of relative total unitholder return against a defined performance peer group. The closing price of our common units on December 31, 2013 of $52.34, as reported on the NYSE, was used to calculate the market value of the unvested unit awards.

(d)
This award’s performance period is from January 1, 2013 through December 31, 2015 and will vest at the end of the performance period, subject to performance. The number of units that have not vested and payout values shown assume a payout at target, and the payout value also includes any outstanding distribution equivalent rights that will be paid to the executive once both the award has vested and the payout results have been certified by our general partner’s Board of Directors. This award’s payout will be based on actual performance at the end of the performance period. The amount of outstanding distribution equivalent rights included with the payout value for the executives are as follows:

Name	Accrued Distribution Equivalent Rights
Gregory J. Goff	$60,255
Phillip M. Anderson	7,725
G. Scott Spendlove	9,270
Daniel R. Romasko	12,360
Charles S. Parrish	7,725

(e)
This award’s performance period is from January 1, 2012 through December 31, 2014 and will vest at the end of the performance period, subject to performance. The number of units that have not vested and payout values shown assume a payout at maximum, which is 200% of target, and the payout value also includes any outstanding distribution equivalent rights that will be paid to the executive once both the award has vested and the payout results have been certified by our general partner’s Board of Directors. This award’s payout will be based on actual performance at the end of the performance period. The amount of outstanding distribution equivalent rights included with the payout value for the executives are as follows:

Name	Accrued Distribution Equivalent Rights
Gregory J. Goff	$117,360
Phillip M. Anderson	32,600
G. Scott Spendlove	19,560
Daniel R. Romasko	26,080
Charles S. Parrish	19,560

(f)
Mr. Romasko resigned his employment with Tesoro effective January 24, 2014. As a result, he forfeited all unvested equity awards and tandem distribution equivalent rights that are reflected in the table above.

Option Exercises and Stock Vested in 2013

The following table reflects the aggregate value realized by the NEOs for phantom units that vested in 2013. We have not granted any options to purchase our units.

	Unit Awards
Name	Number of Units Acquired on Vesting (a)	Value Realized on Vesting (b)
Gregory J. Goff	38,000	$2,233,157
Phillip M. Anderson	11,033	657,041
G. Scott Spendlove	8,000	470,138
Daniel R. Romasko	—	—
Charles S. Parrish	8,000	470,138
Rick D. Weyen	—	—
____________

(a)
Reflects the vesting of one-third of the service phantom units granted to Mr. Anderson in May 2011 along with the payout of the performance phantom units that were granted in May 2011 for Messrs. Goff, Anderson, Spendlove and Parrish.

(b)
The value realized for the service phantom units was calculated using the closing price of our common units on May 16, 2013, the vesting date, multiplied by the number of units that vested. This amount also includes the value of tandem distribution equivalent rights to receive an amount equal to all or a portion of the cash distributions made on the vested units during the vesting period. Of the amounts realized, the amounts paid in distribution equivalent rights to Mr. Anderson upon vesting were $3,899. The value realized on the payout of the performance phantom units was calculated based on the number of units granted multiplied by the performance payout factor approved by our general partner’s Board of Directors on January 22, 2014 and then multiplied by the closing price of the common units on that date. Of the amounts realized for the performance phantom units payout, the amounts paid in distribution equivalent rights to the NEOs were: Mr. Goff, $160,257; Mr. Anderson, $41,330; Mr. Spendlove, $33,738; and Mr. Parrish, $33,738.

Pension Benefits in 2013

The estimated pension benefits provided under the Tesoro Corporation Retirement Plan (the “Retirement Plan”) and the Restoration Retirement Plan for our NEOs are set forth below.

Name	Plan Name	Years of Credited Service (a)	Present Value of Accumulated Benefit (b)	Payments during last fiscal year
Gregory J. Goff	— (c)	— (c)	$ — (c)	$ — (c)
Phillip M. Anderson	Tesoro Corporation Retirement Plan	12	369,324	—
	Restoration Retirement Plan	12	448,788	—
G. Scott Spendlove	— (c)	— (c)	— (c)	— (c)
Daniel R. Romasko	— (c)	— (c)	— (c)	— (c)
Charles S. Parrish	— (c)	— (c)	— (c)	— (c)
Rick D. Weyen	Tesoro Corporation Retirement Plan	30	540,959	—
	Restoration Retirement Plan	30	932,480	—
____________

(a)
Due to a freeze of credited service as of December 31, 2010, credited service values are less than actual service values (Actual service values:  Mr. Anderson, 15 years and Mr. Weyen, 33 years (including prior service with a company that was subsequently acquired by Tesoro).  Credited service is used to calculate the Final Average Pay portion of the Retirement Plan benefit. The Cash Balance portion of the retirement benefit that went into effect on January 1, 2011 does not utilize credited service.

(b)
The present values of the accumulated plan benefits are equal to the value of the retirement benefits at the earliest unreduced age for each plan using the assumptions used as of December 31, 2013 for financial reporting purposes.  These assumptions include a discount rate of 4.96%, a cash balance interest crediting rate of 3.96%, the use of the RP 2000 Combined Mortality Table and for the Retirement Plan, that each employee will elect a lump sum payment at retirement using an interest rate of 4.96% and the 2014 PPA Unisex Mortality Table. The Partnership reimburses Tesoro for the pension expense that is allocated to us for employees of our general partner. During 2013, the portion of each NEO’s pension expense was allocated to us based on their service to us as follows: 100% for Mr. Anderson and 70% for Mr. Weyen. However, the amounts reflected in the above table represent the full present value of the accumulated benefit for Mr. Weyen.

(c)
No portion of the compensation expense for retirement benefits to Messrs. Goff, Spendlove, Romasko and Parrish is allocated to us. The $5.5 million annual administrative fee under the Amended Omnibus Agreement covers a variety of services provided to TLLP by Tesoro and no portion is specifically allocated to services provided by these individuals to TLLP.

Tesoro Corporation Retirement Plan

Our general partner’s employees are eligible to participate in the Retirement Plan, a tax-qualified pension plan. The monthly retirement benefit is made up of two components: a Final Average Pay (“FAP”) benefit for service through December 31, 2010 and a Cash Balance account based benefit for service after December 31, 2010. The final benefit payable under the Retirement Plan is equal to the value of the sum of both the FAP and the Cash Balance components on the participant’s benefit commencement date.

Under the FAP component, the benefit formula is equal to 1.1% of final average compensation for each year of service through December 31, 2010 plus 0.5% of average compensation in excess of the Social Security Covered Compensation limit for each year of service through December 31, 2010 up to 35 years. Final average compensation is the monthly average of compensation over the consecutive 36-month period in the last 120 months preceding retirement that produces the highest average. Compensation includes base pay plus bonus but is limited to the maximum compensation and benefit limits allowable for qualified plans under the Internal Revenue Code. Certain employees who were part of a prior acquisition may be eligible for special provisions, which generally provide for a FAP benefit based on the greater of (1) the FAP formula using total combined service with us and the prior employer, reduced by the amount earned under the prior employer’s pension plan, and (2) the current FAP formula using only service since becoming our employee.

Under the Cash Balance component, for service after 2010, participants earn quarterly pay and interest credits, which are allocated to a hypothetical account balance. Pay credits are determined based on a percentage of eligible pay at the end of each quarter ranging from 4.5% to 8.5% of pay based on a participant’s age at the end of each quarter. Interest is credited quarterly on account balances based on the yields of 10-Year Treasury Bonds as of December 31, 2012. Effective January 1, 2013, the interest credited quarterly on account balances is based on a minimum of 3% or the 10-Year Treasury Bonds or the 30-Year Treasury Bonds, whichever is higher.

The Retirement Plan benefit is generally payable at the normal retirement date, which is defined as the first day of the month following the attainment of age 65 and at least three years of service. However, a participant may elect to receive their benefit prior to the Retirement Plan’s normal retirement date. If a participant qualifies for early retirement (age 50 with service plus age greater than or equal to 80, which is referred to as 80-point early retirement, or age 55 with 5 years of service, which is referred to as regular early retirement), the FAP benefit component will be reduced by a subsidized early retirement factor prior to age 65. Under the 80-point early retirement definition, the FAP benefit component may be paid at age 60 without reduction or earlier than age 60 with a reduction of 5% per year for each year the age at retirement is less than 60. Under the regular early retirement definition, the FAP benefit component may be paid at age 62 without reduction or earlier than age 62 with a reduction of approximately 7.14% per year for each year prior to age 62. If an employee does not qualify for early retirement upon separation from service, they will be eligible for an actuarially equivalent FAP benefit based on their age at the date the benefit is paid without an early retirement subsidy. The Cash Balance benefit component for service after 2010 is always based on the actual balance of the cash balance account as of the payment date and is not subject to any reduction for payment prior to normal retirement.

As of the end of fiscal 2013, Mr. Weyen was eligible for early retirement, with a subsidized early retirement FAP benefit. Mr. Anderson is eligible to receive a payment under the Retirement Plan, but without an early retirement subsidy for the FAP portion of the benefit. Messrs. Anderson and Weyen are both eligible to receive the full value of their Cash Balance benefit.

The Retirement Plan benefit is generally payable in the form of a lifetime monthly annuity payment. At the employee’s election, a reduced benefit may be paid that continues a portion of the reduced payment over the lifetime of a beneficiary, if the beneficiary outlives the employee. In lieu of monthly payments, the employee may elect a lump sum form of payment.

Tesoro Corporation Restoration Retirement Plan

Both Messrs. Anderson and Weyen are eligible to receive a supplemental pension benefit under the Tesoro Corporation Restoration Retirement Plan (the “Restoration Retirement Plan”), a non-qualified pension plan. The purpose of the Restoration Retirement Plan is to restore the benefit, which is not provided under the qualified Retirement Plan due to compensation and benefit limitations imposed under the Internal Revenue Code.

The Restoration Retirement Plan provides a benefit equal to the difference between the actual qualified Retirement Plan benefit paid to the participant and the benefit that would have otherwise been paid to the participant under the Retirement Plan, without regard to the limitations of Section 401(a) (17) and Section 415 of the Internal Revenue Code.

Upon termination, if the present value of the Restoration Retirement Plan benefit is less than $100,000, the automatic form of payment is a lump sum. If the present value of the Restoration Retirement Plan benefit is greater than or equal to $100,000, the automatic form of payment is a lifetime annuity or any annuity form of payment available under the Retirement Plan, as elected by the participant.

The Restoration Retirement Plan provides for certain death and disability benefits in the same manner as provided in the qualified Retirement Plan. Generally, the death benefit provides an equivalent FAP benefit and full Cash Balance account value as of the date of death. The disability benefit provides continued benefit accruals during the period of disability up to age 65. As of December 31, 2013, the present value of these death and disability benefits were as follows: Mr. Anderson -- $234,286 for death and $514,160 for disability; Mr. Weyen -- $911,592 for death and $610,801 for disability. The Partnership would reimburse Tesoro for any such expense that was allocated to us during each NEO’s service to the Partnership as follows: 100% for Mr. Anderson and 70% for Mr. Weyen.

Nonqualified Deferred Compensation in 2013

The following table sets forth information regarding the contributions to and year-end balances under Tesoro Corporation Executive Deferred Compensation Plan for the NEOs in 2013. Pursuant to the terms of the Amended Omnibus Agreement, a portion of the expense related to this plan is allocated to us by Tesoro. The allocated expense, if any, for each of Messrs. Anderson and Weyen is included in the All Other Compensation column of the Summary Compensation Table. The value of an employee’s balance shown below may be tied significantly to contributions made prior to the time such employee began providing services to the Partnership and is not reflective of the expenses allocated to us. We are not allocated any portion of the expense for Messrs. Goff, Spendlove, Romasko and Parrish.

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year (a)	Aggregate Withdrawals/Distributions	Aggregate Balance at Last Fiscal Year-End
Gregory J. Goff	$—	$—	$—	$—	$—
Phillip M. Anderson	—	—	—	—	—
G. Scott Spendlove	—	—	—	—	—
Daniel R. Romasko	—	—	—	—	—
Charles S. Parrish	—	—	—	—	—
Rick D. Weyen	—	—	8,169	—	47,098
____________

(a)
The amounts shown reflect the change in the market value pertaining to the investment funds in which the NEOs have chosen to invest their contributions and the company’s contribution under the Tesoro Corporation Executive Deferred Compensation Plan.

Tesoro Corporation Executive Deferred Compensation Plan

Our NEOs are eligible to participate in the Tesoro Corporation Executive Deferred Compensation Plan (“EDCP”). The purpose of the EDCP is to provide executives and key management personnel the opportunity to make additional pre-tax deferrals capped under our qualified 401(k) plan (the “Thrift Plan”), due to salary and deferral limitations imposed under the Internal Revenue Code and as an additional resource for tax planning.

Participants may elect to defer up to 50% of their base salary and/or up to 100% of their annual bonus compensation after FICA tax deductions. Tesoro will match the participant’s base salary contributions dollar-for-dollar up to 4% of eligible earnings above the IRS salary limitation (i.e., $255,000 for 2013). A participant will vest in our matching contributions upon the completion of three years of service. Participants who are eligible for supplemental retirement benefits under the Executive Security Plan (“ESP”) are eligible to defer compensation under the EDCP, but are not eligible for the matching provisions of the EDCP. The EDCP also permits Tesoro to make discretionary contributions to participants’ accounts from time to time in amounts and on terms as Tesoro may determine. No such additional discretionary contributions have been made on behalf of any of our NEO’s accounts to date.

Participants are able to direct investment selections for their own accounts and may change the investment allocation at any time, subject to certain restrictions. The investment selection generally includes mutual funds available through the Thrift Plan.

As imposed by Section 409A of the Code, a participant must wait six months, except in the event of a death, before receiving a distribution of their benefit from the EDCP. Distributions at retirement or termination will be in accordance with the distribution election made by the participant at the time of his or her deferral election. Participants may select distributions in the form of a lump sum or installments (no more frequently than monthly) over a period of two to fifteen years. If a participant does not designate a distribution direction at the time of deferral, the default distribution is a lump sum payment on the seventh month following retirement or termination. For vested deferral account balances less than $100,000 at the time of termination, distribution will be in the form of a lump sum, paid in cash, regardless of the participant’s distribution selection.

2013 Potential Payments Upon Termination or Change-in-Control

The following tables reflect the estimated amount of compensation for each of the NEOs upon certain termination events. Such compensation is in addition to the pension benefits for Messrs. Anderson and Weyen, including certain termination-related pension benefits, described under the heading “Pension Benefits in 2013.” The amounts shown below assume that the applicable termination occurred as of December 31, 2013 and are based on the agreements and arrangements in place on such date. The actual payments an executive would be entitled to may only be determined based upon the actual occurrence and circumstances surrounding the termination. The compensation and benefits (excluding their equity awards granted by the Partnership) for Messrs. Goff, Spendlove and Parrish would be paid (and, prior to his resignation, the compensation and benefits to Mr. Romasko would have been paid) by Tesoro and not the Partnership under these termination scenarios. Below are the assumptions used in determining the estimated payments upon various termination scenarios.

Payments Made Upon Any Termination Scenario. Messrs. Anderson and Weyen are entitled to the following upon any termination scenario:

•
Accrued Benefits. Messrs. Anderson and Weyen would be entitled to the following accrued benefits: any accrued but unpaid base salary to the date of termination; any accrued but unpaid expenses; any unused vacation pay; any unpaid bonuses for a prior period to which they are entitled per the incentive compensation program; and any other benefits to which they are entitled. The Partnership’s portion of these benefits will be 100% for Mr. Anderson and 70% for Mr. Weyen.

Payments Made Upon Involuntary Termination Without Cause. Pursuant to their award agreement, in the event of an NEO’s termination due to involuntary termination without cause, the NEOs will receive:

•
Equity Vesting. For all NEOs other than Mr. Romasko, as they worked a minimum of 12 months during the performance period, they would receive a pro-rated payout of their performance phantom units based on actual performance at the end of the performance period along with the accumulated distribution equivalent rights. Mr. Romasko was entitled to similar benefits prior to his resignation from Tesoro. For Mr. Anderson, his service phantom units would fully vest and be paid with the accumulated distribution equivalent rights.

Potential Payments Upon a Termination Without Cause

Compensation Components	Mr. Goff	Mr. Anderson	Mr. Spendlove	Mr. Romasko	Mr. Parrish	Mr. Weyen
Value of Accelerated Equity (a)	$887,376	$246,494	$147,896	$ (b)	$147,896	$—
____________

(a)
Since the NEOs worked a minimum of twelve months during the performance period, they will receive a pro-rated payout of their performance phantom units at the end of the performance period and will be paid the accumulated distribution equivalent rights on those units. For Mr. Anderson, his service phantom units will fully vest and he will be paid the accumulated distribution equivalent rights on those units as of December 31, 2013.

(b)
Mr. Romasko forfeited any rights to termination or change-in-control benefits upon his resignation from Tesoro effective January 24, 2014. If Mr. Romasko had been terminated without cause as of December 31, 2013, he would have been entitled to a pro-rated payout of his performance phantom units at the end of the performance period and accumulated distribution equivalent rights on those units, with a total value of $197,195.

Payments Made Upon Termination in Connection With a Change-in-Control. Pursuant to their management stability agreements (in regards to all benefits except equity awards) and the award agreements (in regards to the equity awards) for Messrs. Anderson and Weyen, in the event of a termination by Tesoro without cause or by the NEO with good reason within two years (six month period for service phantom units and immediately for performance phantom units) following a change-in-control of Tesoro Corporation (which would result in a change-in-control of our general partner and the Partnership), Messrs. Anderson and Weyen and the other NEOs will receive benefits as follows:

•
Severance. Messrs. Anderson and Weyen will receive a multiple of two times of their base salary and target annual bonus as well as a pro-rated bonus for the year of termination. The Partnership’s portion of the severance, as reflected in the table, is 100% for Mr. Anderson and 70% for Mr. Weyen. These benefits would not be payable in the case of a change-in-control of the Partnership that did not also constitute a change-in-control of Tesoro Corporation.

•
Equity Vesting. Each NEO other than Mr. Romasko will vest in their performance phantom units at target and will be paid the accumulated distribution equivalent rights accumulated on those units. Mr. Romasko was entitled to similar benefits prior to his resignation from Tesoro. For Mr. Anderson, his service phantom units will fully vest and will be paid the accumulated distribution equivalent rights.

•
Health Coverage. Messrs. Anderson and Weyen will receive health and welfare coverage for two years. The Partnership’s portion, as reflected in the table below, is 100% for Mr. Anderson and 70% for Mr. Weyen. These benefits would not be payable in the case of a change-in-control of the Partnership that did not also constitute a change-in-control of Tesoro Corporation.

•
Retirement Benefits. Messrs. Anderson and Weyen will receive two additional years of service credit under the current non-qualified supplemental pension plans. The Partnership’s portion, as reflected in the table below, is 100% for Mr. Anderson and 70% for Mr. Weyen. These benefits would not be payable in the case of a change-in-control of the Partnership that did not also constitute a change-in-control of Tesoro Corporation.

•	Definitions.

Messrs. Anderson and Weyens’ management stability agreements define change-in-control, cause and good reason as follows (these definitions have been simplified for purposes hereof):

•
“change-in-control” means (1) there shall be consummated (a) any consolidation or merger of Tesoro Corporation in which Tesoro is not the continuing or surviving corporation or pursuant to which shares of Tesoro’s common stock would be converted into cash, securities or other property, other than a merger of Tesoro where a majority of the board of directors of the surviving corporation are, and for a two-year period after the merger continue to be, persons who were directors of Tesoro immediately prior to the merger or were elected as directors, or nominated for election as directors, by a vote of at least two-thirds of the directors then still in office who were directors of Tesoro immediately prior to the merger, or (b) any sale, lease, exchange or transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of Tesoro; or (2) the stockholders of Tesoro approve any plan or proposal for the liquidation or dissolution of Tesoro; or (3) (x) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act other than Tesoro or a subsidiary thereof or any employee benefit plan sponsored by Tesoro or a subsidiary thereof, shall become the beneficiary owner (within the meaning of Rule 13d-3 under the Exchange Act) of securities of Tesoro representing 20% or more of the combined voting power of Tesoro’s then outstanding securities ordinarily (and apart from rights accruing in special circumstance) having the right to vote in the election of directors, as a result of a tender or exchange offer, open market purchases, privately negotiated purchases or otherwise, or (y) at any time during a period of one year thereafter, individuals who immediately prior to the beginning of such period constituted the Board of Directors cease for any reason to constitute at least a majority thereof, unless election or the nomination by the Board of Directors for election by Tesoro’s stockholders of each new director during such period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period.

•	“cause” means (1) the conviction of or a plea of nolo contendere to the charge of a felony or (2) a material breach of fiduciary duty to Tesoro through the misappropriation of funds or property.

•
“good reason” means the occurrence of any of the following: (1) without executive’s express written consent, the assignment to executive of any duties inconsistent with the employment of executive immediately prior to the change-in-control, or a significant diminution of executive’s positions, duties, responsibilities and status with Tesoro from those immediately prior to a change-in-control or a diminution in executive’s titles or offices as in effect immediately prior to a change-in-control, or any removal of executive from, or any failure to reelect executive to, any of such positions; (2) a material reduction by Tesoro in executive’s base salary, as in effect immediately prior to a change-in-control; (3) the failure by Tesoro to continue benefits, including but not limited to, thrift, pension, life insurance and health plans, substantially equal in value, in the aggregate, to those in which executive is participating or is eligible to participate at the time of the change-in-control except as otherwise required by the terms of such plans as in effect at the time of any change-in-control; (4) the failure by Tesoro to continue in effect any incentive plan or arrangement in which executive is participating at the time of a change-in-control (or to substitute and continue other plans or arrangements providing the executive with substantially similar benefits), except as otherwise required by the terms of such plans as in effect at the time of any change-in-control; (5) the occurrence of an event that meets the criteria set forth under Tesoro’s relocation policy, as in effect from time to time, with respect to which either (a) the executive fails to provide express written consent to the relocation or (b) Tesoro fails to provide the relocation benefit set forth in such policy; or (6) any failure by Tesoro to obtain the assumption of this Agreement by any successor or assign of Tesoro.

Potential Payments Upon a Termination in Connection with a Change-in-Control

Compensation Components	Mr. Goff	Mr. Anderson	Mr. Spendlove	Mr. Romasko	Mr. Parrish	Mr. Weyen
Severance (a)	$—	$1,253,226	$—	$—	$—	$687,106
Value of Accelerated Equity (b)	3,102,315	617,217	490,110	(c)	436,225	161,655
Retirement Benefits (d)	—	54,628	—	—	—	99,554
Health Benefits (e)	—	43,160	—	—	—	30,031
Total	$3,102,315	$1,968,231	$490,110	(c)	$436,225	$978,346
____________

(a)
For Messrs. Anderson and Weyen, their severance amounts include a multiple of two times the sum of base salary plus target annual bonus as well as a pro-rated bonus for the year of termination. Their severance amount (excluding the pro-rated bonus, as applicable) will be paid in a lump sum six months after their termination. The Partnership’s portion of the severance, as reflected in the table, is 100% for Mr. Anderson and 70% for Mr. Weyen.

(b)
Each NEO will vest in their performance phantom units at target and will be paid the accumulated distribution equivalent rights accumulated on those units as of December 31, 2013. For Mr. Anderson, his service phantom units will fully vest and he will be paid the accumulated distribution equivalent rights accumulated on those units as of December 31, 2013.

(c)
Mr. Romasko forfeited any rights to termination or change-in-control benefits upon his resignation from Tesoro effective January 24, 2014. If Mr. Romasko had been terminated as of December 31, 2013 in connection with a change-in-control, he would have been entitled to payment of his performance phantom units at target and accumulated distribution equivalent rights on those units, with a total value of $653,480.

(d)
The retirement benefit for Messrs. Anderson and Weyen reflects the value of the two additional years of service credit using the same assumptions as of December 31, 2013 that are used for financial reporting purposes, as discussed under the heading “Pension Benefits in 2013.” The Partnership’s portion of this benefit, as reflected in the table, is 100% for Mr. Anderson and 70% for Mr. Weyen.

(e)
The estimated health and welfare benefits represent the continued coverage that they will receive for 24 months after termination. The Partnership’s portion of this benefit, as reflected in the table, is 100% for Mr. Anderson and 70% for Mr. Weyen.

Payments Made Upon Termination Due to Retirement or Voluntary Termination. Pursuant to certain Tesoro plans and/or award agreements, in the event of a NEO’s termination due to retirement or voluntary termination, the NEO will receive the following benefits:

•
Severance. Pursuant to the terms of Tesoro’s annual incentive compensation program, upon retirement for any reason on or after June 30 of the applicable year, Mr. Weyen will receive a pro-rated bonus for the year of termination since he is retirement eligible. The Partnership’s portion of such incentive compensation payment, as reflected in the table below, is 70%. Mr. Anderson will not receive a pro-rated bonus since he is not retirement eligible.

•
Equity Vesting. Since Messrs. Parrish and Weyen are retirement eligible, they will receive a pro-rated award of their performance phantom units based on actual performance at the end of the performance period along with the accumulated distribution equivalent rights. Mr. Anderson will forfeit all unvested equity awards, along with the accumulated distribution rights, since he is not retirement eligible.

Potential Payments Upon a Termination Due to Retirement or Voluntary Termination

Compensation Components	Mr. Goff	Mr. Anderson	Mr. Spendlove	Mr. Romasko	Mr. Parrish	Mr. Weyen
Severance (a)	$—	$—	$—	$—	$—	$75,972
Value of Equity (b)	—	—	—	—	147,896	—
Total	$—	$—	$—	$—	$147,896	$75,972
____________

(a)
The severance amounts include the pro-rated bonus for the year of termination for Mr. Weyen only since he was retirement eligible as of the end of the year. The Partnership’s portion of Tesoro’s incentive compensation program expense, as reflected in the table, is 70%.

(b)
Since Messrs. Parrish and Weyen are retirement eligible, they will receive a pro-rated award of their performance phantom units based on actual performance at the end of the performance period along with the accumulated distribution equivalent rights. Mr. Anderson will forfeit all unvested equity awards, along with the accumulated distribution rights, since he is not retirement eligible.

Payments Made Upon Death or Disability. Pursuant to certain Tesoro plans and/or award agreements, in the event of a NEO’s termination due to death or disability, their beneficiaries or estate (in the case of death) or the NEO (in the case of disability) will receive:

•
Equity Vesting. Each NEO other than Mr. Romasko will vest in their performance phantom units at target and will be paid the accumulated distribution equivalent rights accumulated on those units. For Mr. Anderson, his service phantom units will fully vest and he will be paid the distribution equivalent rights accumulated on those units. Mr. Romasko was entitled to similar benefits prior to his resignation from Tesoro.

Potential Payments Upon a Termination Due to Death

Compensation Components	Mr. Goff	Mr. Anderson	Mr. Spendlove	Mr. Romasko	Mr. Parrish	Mr. Weyen
Value of Equity (a)	$3,102,315	$617,217	$490,110	(b)	$436,225	$161,655
____________

(a)
Each NEO will vest in their performance phantom units at target and will be paid the accumulated distribution equivalent rights accumulated on those units as of December 31, 2013. For Mr. Anderson, his service phantom units will fully vest and he will be paid the accumulated distribution equivalent rights on those units as of December 31, 2013.

(b)
Mr. Romasko forfeited any rights to termination or change-in-control benefits upon his resignation from Tesoro effective January 24, 2014. If Mr. Romasko had been terminated due to death as of December 31, 2013, he would have vested in his performance phantom units at target and be paid the accumulated distribution equivalent rights on those units, with a total value of $653,480.

Potential Payments Upon a Termination Due to Disability

Compensation Components	Mr. Goff	Mr. Anderson	Mr. Spendlove	Mr. Romasko	Mr. Parrish	Mr. Weyen
Value of Equity (a)	$3,102,315	$617,217	$490,110	$ (b)	$436,225	$161,655
____________

(a)
Each NEO other than Mr. Romasko will vest in their performance phantom units at target and will be paid the accumulated distribution equivalent rights accumulated on those units as of December 31, 2013. For Mr. Anderson, his service phantom units will fully vest and he will be paid the distribution equivalent rights accumulated on those units as of December 31, 2013.

(b)
Mr. Romasko forfeited any rights to termination or change-in-control benefits upon his resignation from Tesoro effective January 24, 2014. If Mr. Romasko had been terminated due to disability as of December 31, 2013, he would have vested in his performance phantom units at target and be paid the accumulated distribution equivalent rights on those units, with a total value of $653,480.

Risk Considerations in Our Compensation Programs

In July 2013, Tesoro’s management, in consultation with the Tesoro Corporation Compensation Committee’s independent consultant, performed an assessment of the risk associated with Tesoro’s compensation programs. Tesoro’s 2013 assessment included an evaluation of TLLP’s compensation framework. In October 2013, management reviewed with the Chairman of the Board and independent directors of our general partner the portion of the analysis relating to management’s assessment of our general partner’s employees, including executives, and discussed the concept of risk as it relates to our compensation programs. The assessment and discussions concluded the following:

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

We have established a clawback policy that allows the Board of Directors to recoup incentive compensation received by a senior executive for misconduct resulting in a material financial restatement. The clawback policy is discussed in more detail under the heading “Compensation Discussion and Analysis - Clawback Policy.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership by Directors and Executive Officers

The following table shows the beneficial ownership of our units reported to us as of February 18, 2014, including units as to which a right to acquire ownership exists within the meaning of Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for each director, the CEO, the CFO and our other three most highly compensated officers during 2013 and our current directors and officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the common units listed. As of February 18, 2014, there were 39,196,247 common units outstanding (including 3,855,824 common units held by Tesoro Corporation and its affiliates). This table does not include (1) the 1,110,282 general partner units held by Tesoro Logistics GP, LLC, or the 15,254,890 subordinated units held by Tesoro Corporation and its affiliates or (2) phantom units held by our directors and executive officers that do not vest within 60 days of February 18, 2014. None of our officers or directors hold general partner or subordinated units.

	Common Units Owned Directly	Common Units to Which a Right to Acquire Ownership Exists (a)	Total Unit-Based Ownership	Percent of Class
Gregory J. Goff	35,542	—	35,542	*
Phillip M. Anderson	15,355	—	15,355	*
Raymond J. Bromark	6,864	1,173	8,037	*
James H. Lamanna	3,846	1,173	5,019	*
Thomas C. O’Connor	11,629	1,173	12,802	*
Charles S. Parrish	5,782	—	5,782	—
Daniel R. Romasko (b)	—	—	—	—
G. Scott Spendlove	5,782	—	5,782	—
Rick D. Weyen	4,000	—	4,000	*
All Current Directors and Executive Officers as a Group (10 individuals) (c)	88,800	3,519	92,319	*
_______________

*	Less than 1.0%

(a)	Includes units that the listed persons had the right to acquire on February 18, 2014, or within 60 days thereafter.

(b)
Mr. Romasko resigned from his position at Tesoro Logistics GP, LLC effective January 24, 2014. His beneficial ownership is as of the date of his resignation, being the date of his last known equity balance.

(c)	Does not include units beneficially owned by Daniel R. Romasko, who resigned from his position at Tesoro Logistics GP, LLC effective January 24, 2014.

The following table shows the beneficial ownership of common stock of Tesoro Corporation reported to us as of February 18, 2014, including shares as to which a vested right to acquire ownership exists (for example, through the exercise of stock options) within the meaning of Rule 13d-3(d)(1) under the Exchange Act and shares credited to accounts under Tesoro’s Thrift Plan, for each director, the CEO, the CFO and our other three most highly compensated officers during 2013 and our current directors and officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of our common stock listed. As of February 18, 2014, there were 131,800,186 shares of Tesoro common stock outstanding.

	Common Stock Owned Directly (a)	Common Stock Underlying Exercisable Options (b)	Common Stock Credited under Thrift Plan	Common Stock for which Beneficial Ownership is Otherwise Attributed	Total Stock-Based Ownership (c)	Percent of Class
Gregory J. Goff	223,746	151,513	342	—	375,601	*
Phillip M. Anderson	—	—	977	—	977	*
Raymond J. Bromark	—	—	—	—	—	—
James H. Lamanna	—	—	—	—	—	—
Thomas C. O’Connor	—	—	—	—	—	—
Charles S. Parrish	50,198	44,900	—	—	95,098	*
Daniel R. Romasko (d)	16,751	—	155	—	16,906	*
G. Scott Spendlove	43,479	28,600	4,789	—	76,868	*
Rick D. Weyen	2,045	—	1,704	—	3,749	*
All Current Directors and Executive Officers as a Group (10 individuals) (e)	335,743	236,013	15,600	961	588,317	*
____________

*	Less than 1.0%

(a)	Includes shares of unvested restricted stock.

(b)	Includes shares that the listed persons had the right to acquire through the exercise of stock options on February 18, 2014, or within 60 days thereafter.

(c)	Performance shares and market stock unit awards granted to executive officers for performance periods ending December 31, 2013 and later are not included in the shares presented.

(d)
Mr. Romasko resigned from his position at Tesoro Logistics GP, LLC effective January 24, 2014. His beneficial ownership is as of the date of his resignation, being the date of his last known stock balance.

(e)
Includes 961 shares held in the retirement account of an executive officer’s spouse. Does not include units beneficially owned by Daniel R. Romasko, who resigned from his position at Tesoro Logistics GP, LLC effective January 24, 2014.

Security Ownership by Certain Beneficial Owners

The following table sets forth information from filings made with the SEC as to each person or group who as of December 31, 2013 (unless otherwise noted) beneficially owned more than 5% of our outstanding units or more than 5% of any class of our outstanding units. The principal difference between our common units and subordinated units is that in any quarter during the subordination period, the subordinated units will not be entitled to receive any distribution until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units do not accrue arrearages. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis and all common units thereafter will no longer be entitled to arrearages.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Common Units	Percent of Common Units (a)	Number of Subord-inated Units	Percent of Subord-inated Units (a)	Number of General Partner Units	Percent of General Partner Units (a)	Percent of Total Units (a)
Tesoro Corporation (b) 19100 Ridgewood Parkway San Antonio, Texas 78259	3,855,824	9.8%	15,254,890	100%	1,110,282	100%	36.4%
Tortoise Capital Advisors, LLC (c) 11550 Ash Street, Suite 300 Leawood, Kansas 66211	5,080,150	13.0%	—	—	—	—	9.2%
Oppenheimer Funds, Inc. (d) Two World Financial Center 225 Liberty Street New York, NY 10281	2,561,012	6.5%	—	—	—	—	4.6%
Goldman Sachs Asset Management Goldman Sachs Asset Management, L.P. GS Investment Strategies, LLC (e) 200 West Street New York, NY 10282	2,466,833	6.3%	—	—	—	—	4.4%
_______________

(a)	As of December 31, 2013, there were 39,148,916 common units, 15,254,890 subordinated units and 1,110,282 general partner units outstanding, for an aggregate of 55,514,088 units.

(b)
As of both December 31, 2013 and February 18, 2014, Tesoro Corporation directly held 135,610 common units and 6,785,124 subordinated units; limited partner units were also held by affiliates of Tesoro Corporation, as follows: Tesoro Refining & Marketing Company LLC directly held 158,090 common units and 7,909,891 subordinated units, Tesoro Alaska Company directly held 11,190 common units and 559,875 subordinated units and Tesoro Logistics GP, LLC directly held 3,550,934 common units and 1,110,282 general partner units. Tesoro Corporation is the ultimate parent company of each such entity and may, therefore, be deemed to beneficially own the units held by each such entity. Tesoro Corporation files information with, or furnishes information to, the Securities and Exchange Commission pursuant to the information requirements of the Securities Exchange Act of 1934, as amended.

(c)
According to Amendment No. 4 to a Schedule 13G filed with the SEC on January 15, 2014, Tortoise Capital Advisors has shared voting power with regard to 4,571,055 of our common units and shared investment power with regard to 5,080,150 of our common units.

(d)
According to a Schedule 13G filed with the SEC on February 7, 2014, Oppenheimer Funds, Inc. has shared voting power with regard to 2,561,012 of our common units and shared investment power with regard to 2,561,012 of our common units.

(e)
According to Amendment No. 1 to a Schedule 13G filed with the SEC on January 13, 2014, Goldman Sachs Asset Management, Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC have shared voting power with regard to 2,466,833 of our common units and shared investment power with regard to 2,466,833 of our common units.

Equity Compensation Plan Information
The following table summarizes, as of December 31, 2013, certain information regarding Tesoro Logistics GP, LLC’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants And Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (c)
Equity Compensation plans approved by security holders	—		—
Equity compensation plans not approved by security holders (d)	274,814		460,134
Total	274,814		460,134
_________

(a)
The amounts in column (a) of this table reflect only phantom units that have been granted under the Tesoro Logistics LP 2011 Long-Term Incentive Plan (the “LTIP”). No unit options have been granted. Each phantom unit shown in the table represents a right to receive (upon vesting and payout) a specified number of our common units. Vesting and payout may be conditioned upon achievement of pre-determined performance objectives (typically total unitholder return over a defined period) or conditioned only upon continued service with us and our affiliates. For illustrative purposes, the maximum payment (i.e., a 200% ratio) provided by the provisions of the award agreements has been assumed for vesting and payout of performance-related grants.  Payment at target levels (i.e., a 100% ratio) would result in 139,851 units to be issued and 595,097 units remaining available for future issuance.

(b)	No value is shown in column (b) of the table, since the phantom units do not have an exercise, or strike, price.

(c)	For illustrative purposes, a maximum payment (i.e., a 200% ratio) has been assumed for vesting and payout of outstanding performance-related grants.

(d)
The LTIP was adopted by the Tesoro Logistics GP, LLC Board of Directors in connection with the closing of our initial public offering in April 2011 and provides for awards of options, restricted units, phantom units, distribution equivalent rights, substitute awards, unit appreciation rights and unit awards to be available for employees, consultants and directors of the general partner and any of their affiliates who perform services for Tesoro Logistics LP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

As of February 18, 2014, Tesoro owns 3,855,824 common units, 15,254,890 subordinated units, and 1,110,282 general partner units, representing an approximately 36% interest in us, including the 2% general partner interest. Tesoro also holds incentive distribution rights. Transactions with Tesoro and its affiliated entities are considered to be related party transactions because Tesoro and its affiliates own more than 5% of our equity interests; in addition, Messrs. Goff, Spendlove and Parrish serve (and prior to his resignation from Tesoro and our general partner effective January 24, 2014, Mr. Romasko served) as executive officers of both Tesoro and our general partner.

Whenever a conflict arises between our general partner or its affiliates, on the one hand, and us and our limited partners, on the other hand, our general partner will resolve that conflict. Although not required, we anticipate that our general partner will ask the Conflicts Committee to approve the fairness of significant transactions, such as the acquisition of logistics assets from Tesoro for which we have a right of first offer. See “Committees of the Board of Directors - Conflicts Committee” in Item 10.

The board of directors of our general partner has not adopted a formal written related-person transaction approval policy. However, in the event of a potential related person transaction other than potential conflicts transactions of the type described in the paragraph above, we expect that our general partner would use the procedure described below when reviewing, approving, or ratifying the related person transaction. For these purposes, a “related person” is a director, nominee for director, executive officer, or holder of more than 5% of our common stock, or any immediate family member of a director, nominee for director or executive officer. This procedure applies to any financial transaction, arrangement or relationship or any series of similar financial transactions, arrangements or relationships in which we are a participant and in which a related person has a direct or indirect interest, other than the following:

•	payment of compensation by us to a related person for the related person’s service in the capacity or capacities that give rise to the person’s status as a related person;

•	transactions available to all employees or all unitholders on the same terms;

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

Distributions and Payments to Our General Partner and Its Affiliates

We make cash distributions to our unitholders, including to Tesoro as the direct and indirect holder of an aggregate 3,855,824 common units and 15,254,890 subordinated units, as well as a 2% general partner interest. If distributions exceed the minimum quarterly distribution and other higher target distribution levels, the general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level. During 2013, we distributed approximately $34.9 million to Tesoro with respect to common and subordinated units and approximately $9.0 million with respect to the general partner interest (including incentive distribution rights).

Acquisitions

Los Angeles Acquisitions.

On June 1, 2013, we acquired six marketing terminals and storage facilities located in Southern California and certain assets and properties related thereto (the “Los Angeles Terminal Assets”) from Tesoro Refining & Marketing Company LLC (“TRMC”, a wholly owned subsidiary of Tesoro Corporation) (such acquisition is referred to as the “Los Angeles Terminal Assets Acquisition”) in exchange for total consideration of $640.0 million, comprised of $544.0 million in cash, financed with borrowings under our amended revolving credit facility, and the remaining $96.0 million in partnership units. The equity was comprised of 2% general partner units (29,501 units) to maintain the General Partner’s 2% general partner interest in the Partnership and 98% common units (1,445,561 units). In addition, we assumed certain of the rights and obligations of TRMC with respect to the Los Angeles Terminal Assets under the purchase and sale agreement pursuant to which TRMC acquired the assets from BP West Coast Products LLC and certain of its affiliates.

On December 6, 2013, we acquired two marine terminals, a marine storage terminal, a products terminal, a petroleum coke handling and storage facility, over 100 miles of active crude oil and refined products pipeline and certain assets and properties related thereto located in Southern California (the “Los Angeles Logistics Assets”) from TRMC (the “Los Angeles Logistics Assets Acquisition”) in exchange for total consideration of $650.0 million, comprised of $585.0 million in cash financed with proceeds from the public offering of common units on November 22, 2013 and the remaining $65.0 million in partnership units. The equity issued was comprised of 1,126,348 common units and 151,695 general partner units. The Los Angeles Terminal Assets and the Los Angeles Logistics Assets were part of BP’s Southern California refining and marketing business that Tesoro acquired on June 1, 2013.

TRMC entered into the Carson Assets Indemnity Agreement with us at the closing of the Los Angeles Logistics Assets Acquisition. The agreement establishes indemnification by TRMC for certain matters including known and unknown environmental liabilities arising out of the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the closing of the Los Angeles Terminal Assets Acquisition and the Los Angeles Logistics Assets Acquisition, respectively. Prior to the closing of the Los Angeles Logistics Assets Acquisition, similar provisions for the Los Angeles Terminal Assets were contained in the contribution agreement related to such transaction.

Commercial Agreements

We have entered into various long-term, fee-based commercial agreements with Tesoro under which we provide various pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products. Except for our trucking transportation services agreements, the commercial agreements generally have ten year initial terms. We believe the terms and conditions under these agreements, as well as our other agreements with Tesoro described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. Descriptions of the services we provide Tesoro under these commercial agreements and the approximate expense recognized by Tesoro and related revenue recognized by the Partnership under these agreements in 2013 are as follows:

•
High Plains Pipeline Gathering and Trucking ($87.7 million) - a pipeline transportation services agreement for the gathering and transporting crude oil on our High Plains system, as well as a crude oil trucking transportation services agreement for trucking related services.

•
Terminalling Use, Services and Throughput ($137.0 million) - agreements for berth access, terminal use and services, storage and throughput at our marine terminals, storage and marketing terminals and similar facilities, including the Southern California Master Terminalling Services Agreement for terminalling and storage services at the terminals acquired in the Los Angeles Terminal Assets Acquisition and the Los Angeles Logistics Assets Acquisition, the Carson Storage Services Agreement for storage services with respect to the tanks at the Carson crude facility acquired in the Los Angeles Terminal Assets Acquisition and the Long Beach Storage Services Agreement for storage services at the terminals included in the Los Angeles Logistics Asset Acquisition.

•
Pipeline Transportation Services ($10.0 million) - pipeline transportation services agreements for transporting crude oil, refined products and other commodities on our short-haul pipeline systems in Salt Lake City and Los Angeles, as well as the pipeline system included in the Los Angeles Logistics Assets Acquisition.

•
Anacortes Rail Facility ($24.3 million) - a track use and throughput agreement in which Tesoro pays us fees for transporting and offloading crude oil through our Anacortes, Washington rail unloading facility.

•
Carson Coke Lease and Handling ($0.6 million) - agreements for TRMC to lease the land on which the petroleum coke handling and storage facility included in the Log Angeles Logistics Assets Acquisition resides and for us to provide services related to the operation of such facility.

Our Northwest Products System is a FERC-regulated system and we do not have any contractual agreements with Tesoro related to the use of the system. However, we recorded approximately $6.0 million in pipeline transportation tariffs from Tesoro with respect to the use of such system in 2013.

Omnibus Agreement

We are party to the Amended Omnibus Agreement with Tesoro and various Tesoro subsidiaries that addresses, among other things, the following matters:

•
our obligation to pay Tesoro an annual corporate services fee, currently in the amount of $5.5 million, for the provision by Tesoro and its subsidiaries of certain centralized corporate services, as well as our obligation to reimburse Tesoro for all other direct or allocated costs and expenses incurred by Tesoro or its affiliates on our behalf;

•	an agreement from TRMC and Tesoro Alaska Company (“Tesoro Alaska”) not to compete with us under certain circumstances;

•	our right of first offer to acquire certain logistics assets from Tesoro, TRMC and Tesoro Alaska;

•
the indemnification obligations of the parties for certain claims, losses and expenses attributable to certain environmental, title, tax and other liabilities relating to assets contributed by Tesoro and its subsidiaries to us; and

•	the granting of a license from Tesoro to us with respect to use of the Tesoro name and trademark.

So long as Tesoro controls our general partner, the Amended Omnibus Agreement will remain in full force and effect unless mutually terminated by the parties. Tesoro incurred expenses of approximately $9.7 million and we incurred expenses of approximately $47.2 million pursuant to this agreement during 2013.

Amended and Restated Operational Services Agreement

Our subsidiaries are party to an Amended and Restated Operational Services Agreement among TLGP, our subsidiaries, Tesoro Alaska, TRMC and Tesoro Companies, Inc. ( Tesoro Alaska, TRMC and Tesoro Companies, Inc. collectively the “Tesoro Group”) under which the Tesoro Group will provide TLLP pipelines, terminals and storage facilities with certain operational services, such as communications, electricity, software services, security, fire and safety, maintenance and certain environmental services. In addition, TLLP and its subsidiaries will pay the Tesoro Group an annual service fee for services performed by certain of the Tesoro Group’s field-level employees. We incurred approximately $4.7 million in expense pursuant to this agreement during 2013.

Director Independence

The Board of Directors currently consists of seven directors, three of whom are independent and four of whom are executives of Tesoro or our general partner. Because we are a limited partnership, we are not required to have a majority of independent directors. The Board undertook its annual review of director independence in February 2014 and in the process reviewed the independence of each director. The purpose of these reviews was to determine whether any of the directors had relationships or transactions that were inconsistent with a determination that the nominee is independent. Based on this review, the Board affirmatively determined that each of the following directors has no material relationship with us and has satisfied the independence requirements of the NYSE and our Corporate Governance Guidelines: Messrs. Bromark, Lamanna and O’Connor.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has selected Ernst & Young LLP (“EY”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2014. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change would be in the best interests of us and our unitholders.

Audit Fees for 2013 and 2012

The following table presents fees billed for the years ended December 31, 2013 and 2012, for professional services performed by EY.

	2013	2012
Audit Fees (a)	$907,948	$748,396
Audit-Related Fees (b)	110,000	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,017,948	$748,396
_______________

(a)
Audit Fees represent the aggregate fees for professional services rendered by EY in connection with its audits of our combined consolidated financial statements, including the audits of internal control over financial reporting, reviews of the combined consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that were provided in connection with registration statements, comfort letters and accounting consultations.

(b)	Fees for audit-related services related to the audit of acquired businesses.

In accordance with the Audit Committee charter, all audit services performed by EY in 2012 and 2013 were pre-approved by the Audit Committee. No non-audit services were performed in 2012 or 2013. The Audit Committee’s pre-approval procedures provide for pre-approval of specifically described audit, audit-related and tax services by the Audit Committee on an annual basis as long as the Audit Committee is informed of each service and the services do not exceed certain pre-established thresholds. The procedures also authorize the Audit Committee to delegate to the Chairman of the Audit Committee pre-approval authorization with respect to audit and permitted non-audit services; any such services that are approved by the Audit Committee Chairman must be ratified at the next regularly scheduled meeting of the Audit Committee.

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
2.1
Contribution, Conveyance and Assumption Agreement, dated as of April 26, 2011, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation, Tesoro Alaska Company, Tesoro Refining and Marketing Company and Tesoro High Plains Pipeline Company LLC (incorporated by reference herein to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

2.2
Contribution, Conveyance and Assumption Agreement, effective April 1, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

2.3
Contribution Conveyance and Assumption Agreement, effective September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

2.4
Contribution, Conveyance and Assumption Agreement, dated as of November 15, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on November 15, 2012, File No. 1-35143).

2.5
Amendment No. 1 to the Tranche 1 Contribution Agreement, dated as of December 6, 2013, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Logistics LP, Tesoro Logistics GP, LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

2.6
Asset Sale and Purchase Agreement by and between Tesoro Logistics Operations LLC and Northwest Terminalling Company dated as of December 6, 2012 (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on December 11, 2012, File No. 1-35143).

2.7
Asset Sale and Purchase Agreement by and between Tesoro Logistics Northwest Pipeline LLC and Chevron Pipe Line Company dated as of December 6, 2012 (incorporated by reference herein to Exhibit 2.2 to the Partnership’s Current Report on Form 8-K filed on December 11, 2012, File No. 1-35143).

2.8
Amendment to Northwest Products System - Terminal Interests Asset Sale and Purchase Agreement by and between Tesoro Logistics Operations LLC and Northwest Terminalling Company, dated as of March 28, 2013 (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on April 1, 2013, File No. 1-35143).

2.9
Amendment to Northwest Products Pipeline System Asset Sale and Purchase Agreement by and between Tesoro Logistics Northwest Pipeline LLC and Chevron Pipe Line Company, dated as of March 28, 2013 (incorporated by reference herein to Exhibit 2.2 to the Partnership’s Current Report on Form 8-K filed on April 1, 2013, File No. 1-35143).

Exhibit Number	Description of Exhibit
2.10
Agreement Concerning Northwest Products System Asset Sale and Purchase Agreements among Chevron Pipe Line Company, Northwest Terminalling Company, Tesoro Logistics Northwest Pipeline LLC and Tesoro Logistics Operations LLC, dated as of May 17, 2013 (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on May 20, 2013, File No. 1-35143).

2.11
Contribution, Conveyance and Assumption Agreement, dated as of May 17, 2013, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on May 17, 2013, File No. 1-35143).

2.12
Contribution, Conveyance and Assumption Agreement, dated as of November 18, 2013, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation, Tesoro Refining & Marketing Company LLC and Carson Cogeneration Company (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on November 18, 2013, File No. 1-35143).

3.1
Certificate of Limited Partnership of Tesoro Logistics LP (incorporated by reference herein to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 filed on January 4, 2011, File No. 333-171525).

3.2
Certificate of Formation of Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 filed on January 4, 2011, File No. 333-171525).

3.3
First Amended and Restated Agreement of Limited Partnership of Tesoro Logistics LP dated April 26, 2011 (incorporated by reference herein to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

3.4
Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC dated April 25, 2011 (incorporated by reference herein to Exhibit 3.2 to the Partnership’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

3.5
Joinder and Amendment Agreement of Tesoro Logistics GP, LLC, effective April 1, 2012, between Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

3.6
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, effective September 14, 2012, between Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

3.7
Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of November 15, 2012, between Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed on November 15, 2012, File No. 1-35143).

3.8
Amendment No. 4 to the Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of June 1, 2013, between Tesoro Corporation and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed on June 3, 2013, File No. 1-35143).

3.9
Amendment No. 5 to the Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of December 6, 2013, between Tesoro Corporation and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

4.1
Indenture, effective September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

4.2
First Supplemental Indenture, dated as of January 24, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.2 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-35143).

4.3
Second Supplemental Indenture dated as of December 9, 2013, among Tesoro SoCal Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K filed on December 12, 2013, File No. 1-35143).

4.4
Third Supplemental Indenture, dated as of December 17, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K filed on December 17, 2013, File No. 1-35143).

4.5
Registration Rights Agreement, dated as of December 17, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and Wells Fargo Securities LLC, as representative of the several initial purchasers, relating to $250 million additional 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.3 to the Partnership’s Current Report on Form 8-K filed on December 17, 2013, File No. 1-35143).

4.6
Indenture, dated as of August 1, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2021 (incorporated by reference herein to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on August 2, 2013, File No. 1-35143).

Exhibit Number	Description of Exhibit
4.7
First Supplemental Indenture dated as of December 9, 2013, among Tesoro SoCal Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., and U.S. Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2021 (incorporated by reference herein to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on December 12, 2013, File No. 1-35143).

10.1
Amended and Restated Credit Agreement, dated as of January 4, 2013, among Tesoro Logistics LP, Bank of America, as administrative agent, L/C Issuer and lender, and the other lenders party thereto (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on January 7, 2013, File No. 1-35143).

10.2
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

#10.3
Management Stability Agreement of Phillip M. Anderson (incorporated by reference herein to Exhibit 10.13 to the Partnership’s Registration Statement on Form S-1 filed on January 4, 2011, File No. 333-171525).

#10.4
Management Stability Agreement of Rick D. Weyen (incorporated by reference herein to Exhibit 10.11 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-35143).

#10.5
Tesoro Logistics LP 2011 Long-Term Incentive Plan, adopted as of March 31, 2011 (incorporated by reference herein to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

#10.6
Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Performance Phantom Unit Agreement (Form of employee performance-based award used for grants in 2011 and 2012) (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on May 20, 2011, File No. 1-35143).

#10.7
Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Performance Phantom Unit Agreement (Form of employee performance-based award used for grants beginning in 2013) (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on February 13, 2013, File No. 1-35143).

#10.8
Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Phantom Unit Award (Employee time-vesting award) (incorporated by reference herein to Exhibit 10.17 to the Partnership’s Registration Statement on Form S-1 filed on January 4, 2011, File No. 333-171525).

#10.9
Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Phantom Unit Award (Form of non-employee director award used for grants made in 2011 through 2013) (incorporated by reference herein to Exhibit 10.18 to the Partnership’s Registration Statement on Form S-1 filed on January 4, 2011, File No. 333-171525).

*#10.10	Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Phantom Unit Award (Form of non-employee director award used for grants made beginning in 2014).

#10.11
Tesoro Logistics LP 2013 Grant of Performance-Vesting Phantom Units and Tandem DERs Term Sheet (incorporated by reference herein to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on February 13, 2013, File No. 1-35143).

#10.12
Tesoro Logistics LP 2014 Grant of Performance-Vesting Phantom Units and Tandem DERs Term Sheet (incorporated by reference herein to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on February 12, 2014, File No. 1-35143).

#10.13
Description of 2013 Incentive Compensation Program (incorporated by reference herein to Exhibit 10.19 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-35143).

*#10.14	Description of 2014 Incentive Compensation Program

#10.15
Tesoro Logistics LP Non-Employee Director Compensation Program (incorporated by reference herein to Exhibit 10.9 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 1-35143).

10.16
Second Amended and Restated Omnibus Agreement, dated as of November 15, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on November 15, 2012, File No. 1-35143).

10.17
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

10.18
Amendment No. 2 to the Second Amended and Restated Omnibus Agreement, dated as of December 6, 2013, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP, and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.15 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

Exhibit Number	Description of Exhibit
10.19
Amended and Restated Schedules to the Second Amended and Restated Omnibus Agreement, dated as of December 6, 2013, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP, and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.16 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.20
Amended and Restated Operational Services Agreement, effective April 1, 2012, among Tesoro Companies, Inc., Tesoro Refining and Marketing Company, Tesoro Alaska Company, Tesoro Logistics GP LLC, Tesoro Logistics Operations LLC and Tesoro High Plains Pipeline Company LLC (incorporated by reference herein to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.21
Amendment and Restatement of Schedules to the Amended and Restated Operational Services Agreement, dated as of December 6, 2013, among Tesoro Companies, Inc., Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC and Tesoro High Plains Pipeline Company LLC (incorporated by reference herein to Exhibit 10.17 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.22
Transportation Services Agreement (High Plains Pipeline System), dated as of April 26, 2011, between Tesoro High Plains Pipeline Company LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Partnership’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.23
Second Amended and Restated Trucking Transportation Services Agreement, dated as of March 26, 2013, among Tesoro Logistics Operations, LLC and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on April 1, 2013, File No. 1-35143).

10.24
Second Amended and Restated Master Terminalling Services Agreement, dated as of May 3, 2013, among Tesoro Refining and Marketing Company LLC, Tesoro Alaska Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, File No. 1-35143).

10.25
Amended and Restated Master Terminalling Services Agreement – Southern California, dated as December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.10 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.26
Terminal Expansion Agreement, dated as of February 27, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.21 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-35143).

10.27
Transportation Services Agreement (Salt Lake City Short-Haul Pipelines), dated as of April 26, 2011, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.9 to the Partnership’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.28
Salt Lake City Storage and Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.10 to the Partnership’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.29
Terminal Sublease, dated as of April 26, 2011, between Tesoro Alaska Company, as Landlord, and Tesoro Alaska Logistics LLC, as Tenant (incorporated by reference herein to Exhibit 10.11 to the Partnership’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.30
Amorco Marine Terminal Use and Throughput Agreement, effective April 1, 2012, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.31
Amended and Restated Long Beach Berth Access Use and Throughput Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.8 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.32
Long Beach Berth Throughput Agreement, dated as of December 6, 2013, among Carson Cogeneration Company, Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.9 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.33
Long Beach Operating Agreement, effective September 14, 2012, between Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Partnership’s Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

10.34
Long Beach Storage Services Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.11 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.35
Long Beach Pipeline Throughput Agreement (84/86 Pipelines), dated as of December 6, 2013, between the Operating Company and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 10.13 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

Exhibit Number	Description of Exhibit
10.36
Transportation Services Agreement (Los Angeles Short-Haul Pipelines), effective September 14, 2012, among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.7 to the Partnership’s Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

10.37
Anacortes Track Use and Throughput Agreement, dated as of November 15, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K filed on November 15, 2012, File No. 1-35143).

10.38
Ground Lease, dated as of November 15, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.5 to the Partnership’s Current Report on Form 8-K filed on November 15, 2012, File No. 1-35143).

10.39
Right of First Refusal, Option Agreement and Agreement of Purchase and Sale, dated as of November 15, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Partnership’s Current Report on Form 8-K filed on November 15, 2012, File No. 1-35143).

10.40
Amended and Restated Representation and Services Agreement for Oil Spill Contingency Planning, Response and Remediation, dated as of December 6, 2013, by and among Tesoro Companies, Inc., Tesoro Maritime Company, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company, Kenai Pipeline Company, Tesoro Alaska Pipeline Company, Carson Cogeneration Company, Tesoro Logistics Operations LLC, Tesoro High Plains Pipeline Company LLC, Tesoro Logistics Pipelines LLC, and Tesoro Logistics Northwest Pipeline LLC (incorporated by reference herein to Exhibit 10.18 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.41
Carson Storage Services Agreement, dated as of June 1, 2013, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.5 to the Partnership’s Current Report on Form 8-K filed on June 3, 2013, File No. 1-35143).

10.42
Carson Assets Indemnity Agreement, dated as of December 6, 2013, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.43
Berth 121 Sublease Rights Agreement, dated as of December 6, 2013, among Carson Cogeneration Company, Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.44
Berth 121 Operating Agreement, dated as of December 6, 2013, between Carson Cogeneration Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.45
Terminal 2 Sublease Rights Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.5 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.46
Terminals 2 and 3 Ground Lease Rights Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.6 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.47
Terminals 2 and 3 Operating Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.7 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.48
Transportation Services Agreement (SoCal Pipelines), dated as of December 6, 2013, between Tesoro Refining & Marketing Company LLC and Tesoro SoCal Pipeline Company LLC (incorporated by reference herein to Exhibit 10.12 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.49
Carson Coke Handling Services Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.14 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.50
Lease Agreement, dated as of December 6, 2013, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.19 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.51
Sublease, dated as of December 9, 2013, by and between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on December 10, 2013, File No. 1-35143).

10.52
Lease, dated as of January 11, 2012, by and between the City of Long Beach and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 2.2 to the Partnership’s Current Report on Form 8-K filed on December 10, 2013, File No. 1-35143).

14.1
Code of Business Conduct and Ethics for Senior Financial Executives (incorporated by reference herein to Exhibit 14.1 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-35143).

Exhibit Number	Description of Exhibit

14.2	Code of Business Conduct (incorporated by reference herein to Exhibit 14.2 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-35143).

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________

*	Filed herewith

**	Submitted electronically herewith

#	Compensatory plan or arrangement

Copies of exhibits filed as part of this Form 10-K may be obtained by unitholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct any inquiries to the Corporate Secretary, Tesoro Logistics LP, 19100 Ridgewood Parkway, San Antonio, Texas 78259-1828.

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

Dated: February 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. GOFF	Chairman of the Board of Directors and	February 24, 2014
Gregory J. Goff	Chief Executive Officer
(Principal Executive Officer)

/s/ G. SCOTT SPENDLOVE	Director, Vice President and Chief Financial Officer	February 24, 2014
G. Scott Spendlove	(Principal Financial Officer)

/s/ ARLEN O. GLENEWINKEL, JR.	Vice President and Controller	February 24, 2014
Arlen O. Glenewinkel, Jr.	(Principal Accounting Officer)

/s/ PHILLIP M. ANDERSON	Director and President	February 24, 2014
Phillip M. Anderson

/s/ CHARLES S. PARRISH	Director, Vice President and General Counsel	February 24, 2014
Charles S. Parrish

/s/ RAYMOND J. BROMARK	Director	February 24, 2014
Raymond J. Bromark

/s/ JAMES H. LAMANNA	Director	February 24, 2014
James H. Lamanna

/s/ THOMAS C. O’CONNOR	Director	February 24, 2014
Thomas C. O’Connor