Form 10-Q
period 2014-03-31
TESORO LOGISTICS LP
filed 2014-05-02
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

The registrant had 39,199,766 common units, 15,254,890 subordinated units and 1,110,282 general partner units outstanding at April 28, 2014.

TESORO LOGISTICS LP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except unit and per unit amounts)
REVENUES
Affiliate	$109,580	$47,892
Third-party	15,469	3,730
Total Revenues	125,049	51,622
COSTS AND EXPENSES
Operating and maintenance expenses	45,098	19,489
Imbalance settlement gains	(2,417)	(2,424)
General and administrative expenses	9,346	6,053
Depreciation and amortization expenses	15,525	4,081
Loss (gain) on asset disposals and impairments	(4,748)	164
Total Costs and Expenses	62,804	27,363
OPERATING INCOME	62,245	24,259
Interest and financing costs, net	(17,747)	(5,604)
Interest income	—	23
NET INCOME	44,498	18,678
General partner’s interest in net income, including incentive distribution rights	(6,836)	(1,536)
Limited partners’ interest in net income	$37,662	$17,142

Net income per limited partner unit:
Common - basic and diluted	$0.64	$0.40
Subordinated - basic and diluted	$0.64	$0.37

Weighted average limited partner units outstanding:
Common units - basic	39,186,006	28,861,234
Common units - diluted	39,284,388	28,929,128
Subordinated units - basic and diluted	15,254,890	15,254,890

Cash distributions per unit paid during period	$0.5650	$0.4725

See accompanying notes to condensed consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,603	$23,203
Receivables, net
Trade	7,802	9,125
Affiliate	49,654	42,369
Other	17,235	14,000
Current assets held for sale	—	4,903
Prepayments and other	1,622	2,110
Total Current Assets	118,916	95,710
NET PROPERTY, PLANT AND EQUIPMENT	1,379,278	1,368,301
GOODWILL	8,852	8,738
OTHER NONCURRENT ASSETS	29,140	29,563
Total Assets	$1,536,186	$1,502,312

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable
Trade	$23,761	$21,412
Affiliate	14,982	13,851
Deferred revenue - affiliate	1,855	2,346
Accrued interest and financing costs	40,146	22,895
Accrued environmental liabilities	23,094	19,741
Other current liabilities	8,036	6,863
Total Current Liabilities	111,874	87,108
OTHER NONCURRENT LIABILITIES	6,023	5,832
DEBT	1,163,778	1,164,020
COMMITMENTS AND CONTINGENCIES (Note H)
EQUITY
Common unitholders; 39,199,766 units issued and outstanding (39,148,916 in 2013)	464,889	459,261
Subordinated unitholders; 15,254,890 units issued and outstanding (15,254,890 in 2013)	(159,390)	(161,311)
General partner; 1,110,282 units issued and outstanding (1,110,282 in 2013)	(50,988)	(52,598)
Total Equity	254,511	245,352
Total Liabilities and Equity	$1,536,186	$1,502,312

See accompanying notes to condensed consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(Dollars in thousands)
Net income	$44,498	$18,678
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation and amortization expenses	15,525	4,081
Amortization of debt issuance costs	787	416
Unit-based compensation expense	347	442
Loss (gain) on asset disposals and impairments	(4,748)	164
Changes in current assets and liabilities	14,041	5,923
Changes in non-current assets and liabilities	221	—
Net cash from operating activities	70,671	29,704
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(25,179)	(8,860)
Capital expenditure reimbursements	11	128
Proceeds from sale of assets	9,721	—
Net cash used in investing activities	(15,447)	(8,732)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common units, net of issuance costs	—	391,619
Proceeds from issuance of general partner units	—	8,319
Quarterly distributions to unitholders	(31,067)	(21,524)
Quarterly distributions to general partner	(5,485)	(1,400)
Payments on capital lease	(65)	(101)
Financing costs	(608)	(2,977)
Capital contributions by affiliate	1,401	1,252
Net cash from (used in) financing activities	(35,824)	375,188
INCREASE IN CASH AND CASH EQUIVALENTS	19,400	396,160
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,203	19,290
CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,603	$415,450
SUPPLEMENTAL CASH FLOW DISCLOSURE OF NON-CASH ACTIVITIES:
Capital expenditures included in accounts payable at period end	$12,774	$6,401
Capital lease obligation	—	3,840

See accompanying notes to condensed consolidated financial statements.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - BASIS OF PRESENTATION

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

The interim condensed consolidated financial statements and notes thereto have been prepared by management without audit according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed. All intercompany accounts and transactions have been eliminated.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to present the information fairly. The accompanying interim condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts of assets and liabilities and revenues and expenses reported as of and during the periods presented. We review our estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates. The results of operations of the Partnership for any interim period are not necessarily indicative of results for the full year.

We believe the carrying value of our cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximates fair value. Our fair value assessment incorporates a variety of considerations, including:

•	the short term duration of the instruments (less than one percent of both our trade payables and our third party receivables have been outstanding for greater than 90 days); and

•	the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of our total debt were both approximately $1.2 billion at both March 31, 2014 and December 31, 2013.

NOTE B - ACQUISITIONS

In 2013, we entered into two transactions with Tesoro and Tesoro Logistics GP, LLC (“TLGP”), our general partner, pursuant to which TLLP acquired from Tesoro the following:

•
two marine terminals, a marine storage facility, a product terminal, a petroleum coke handling and storage facility and crude oil and refined products pipelines located in Southern California (the “Los Angeles Logistics Assets”) effective December 6, 2013; and

•	six marketing terminals and storage facilities located in Southern California (the “Los Angeles Terminal Assets”) effective June 1, 2013.

These transactions are collectively referred to as “Acquisitions from Tesoro” and were transfers between entities under common control. See our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding the Acquisitions from Tesoro and the commercial agreements executed in connection with these acquisitions.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have not provided disclosure of pro forma revenues and earnings as if the Acquisitions from Tesoro had occurred prior to 2013 for the three months ended March 31, 2013. BP managed and operated the Los Angeles Terminal Assets and the Los Angeles Logistics Assets as part of its refining operations, and historical U.S. GAAP financial information specific to the these assets is not available. As a result, preparing pro forma information was determined to be impracticable.

Northwest Products System Acquisition

On June 19, 2013, we purchased a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington, a jet fuel pipeline to the Salt Lake City International Airport (“Northwest Products Pipeline”) and three refined product terminals in Boise and Pocatello, Idaho and Pasco, Washington (collectively, the “Northwest Products System”) from Chevron Pipe Line Company and Northwest Terminalling Company (collectively, “Chevron”). The total purchase price was $354.8 million. The purchase price allocation for the Northwest Products System acquisition is preliminary and is based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date. Finalization of the purchase price allocation is pending additional review of environmental liabilities assumed through the end of the measurement period, which is not to exceed one year from the acquisition date. There were no material adjustments recorded during the three months ended March 31, 2014.

Pursuant to the regulatory review process associated with the Northwest Products System acquisition, we agreed to divest our legacy refined products terminal in Boise, Idaho (“Boise Terminal”). We completed the sale of the Boise Terminal on March 18, 2014. Net proceeds from the sale of the assets were $9.7 million, which resulted in a gain of $4.7 million recorded during the three months ended March 31, 2014.

If the Northwest Products System acquisition had occurred prior to 2013, our pro forma revenues and net income would have been $63.3 million and $21.5 million, respectively, for the three months ended March 31, 2013.

NOTE C - RELATED-PARTY TRANSACTIONS

Affiliate Agreements

The Partnership has various long-term, fee-based commercial agreements with Tesoro under which we provide pipeline transportation, trucking, terminal distribution, storage and petroleum-coke handling services and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products. We believe the terms and conditions under these agreements are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

Summary of Affiliate Transactions

A summary of revenue and expense transactions with Tesoro is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues	$109,580	$47,892
Operating and maintenance expenses (a)	10,271	3,397
General and administrative expenses	7,480	2,826
____________

(a)	Operating and maintenance expenses include imbalance settlement gains of $2.4 million for both the three months ended March 31, 2014 and 2013.

In accordance with our partnership agreement, our common, subordinated and general partner interests are entitled to receive quarterly distributions of available cash. In February 2014, we paid a quarterly cash distribution, of which $16.3 million was paid to Tesoro and TLGP, including incentive distribution rights (“IDRs”). On April 23, 2014, we announced the declaration of a quarterly cash distribution of $0.59 per unit which will be paid on May 15, 2014. The distribution will consist of $18.1 million to Tesoro and TLGP, including IDRs.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE D - NET INCOME PER UNIT

We use the two-class method when calculating the net income per unit applicable to limited partners, because we have more than one participating security. Our participating securities consist of common units, subordinated units, general partner units and IDRs. Net income earned by the Partnership is allocated between the limited (both common and subordinated) and general partners in accordance with our partnership agreement. We base our calculation of net income per unit on the weighted average number of common and subordinated limited partner units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive units on our common units, which consist of unvested service and performance phantom units. Basic and diluted net income per unit applicable to subordinated limited partners are the same, as there are no potentially dilutive subordinated units outstanding. Distributions less than or greater than earnings are allocated in accordance with our partnership agreement. The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2014	2013
Net income attributable to partners	$44,498	$18,678
General partner’s distributions (including IDRs) (a)	(6,847)	(1,666)
Limited partners’ distributions on common units	(23,129)	(14,835)
Limited partner’s distributions on subordinated units	(9,000)	(7,475)
Distributions less (greater) than earnings	$5,522	$(5,298)

General partner’s earnings:
Distributions (including IDRs) (a)	$6,847	$1,666
Allocation of distributions less (greater) than earnings	2,761	(107)
Total general partner’s earnings	$9,608	$1,559

Limited partners’ earnings on common units:
Distributions	$23,129	$14,835
Allocation of distributions less (greater) than earnings	1,987	(3,396)
Total limited partners’ earnings on common units	$25,116	$11,439

Limited partner’s earnings on subordinated units:
Distributions	$9,000	$7,475
Allocation of distributions less (greater) than earnings	774	(1,795)
Total limited partner’s earnings on subordinated units	$9,774	$5,680

Weighted average limited partner units outstanding:
Common units - basic	39,186,006	28,861,234
Common unit equivalents	98,382	67,894
Common units - diluted	39,284,388	28,929,128

Subordinated units - basic and diluted	15,254,890	15,254,890

Net income per limited partner unit (b):
Common - basic and diluted	$0.64	$0.40
Subordinated - basic and diluted	$0.64	$0.37
____________

(a)
General partner’s distributions (including IDRs) consist of an approximate 2% general partner interest and IDRs, which entitle the general partner to receive increasing percentages, up to 50%, of quarterly distributions in excess of $0.388125 per unit per quarter. See Note K of our Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion related to IDRs.

(b)
We base our calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. Therefore, as a result of the public offering of common units in January 2013, net income per common and subordinated limited partner units will not agree for the three months ended March 31, 2013.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in thousands):

	March 31, 2014	December 31, 2013
Crude Oil Gathering	$189,769	$172,114
Terminalling and Transportation	1,337,745	1,330,150
Other	2,469	1,237
Property, Plant and Equipment	1,529,983	1,503,501
Accumulated depreciation	(150,705)	(135,200)
Net Property, Plant and Equipment	$1,379,278	$1,368,301

NOTE F - MAJOR CUSTOMER AND CONCENTRATIONS OF CREDIT RISK

Tesoro accounted for 88% and 93% of our total revenues for the three months ended March 31, 2014 and 2013, respectively.

NOTE G - DEBT

Our total debt at March 31, 2014 and December 31, 2013 was comprised of the following (in thousands):

Debt, including current maturities:	March 31, 2014	December 31, 2013
Revolving Credit Facility	$—	$—
5.875% TLLP Senior Notes due 2020 (a)	605,426	605,598
6.125% TLLP Senior Notes due 2021	550,000	550,000
Capital lease obligations	8,680	8,745
Total Debt	1,164,106	1,164,343
Current maturities	(328)	(323)
Debt, less current maturities	$1,163,778	$1,164,020
____________

(a)	Includes an unamortized premium of $5.4 million and $5.6 million as of March 31, 2014 and December 31, 2013, respectively.

Revolving Credit Facility

As of March 31, 2014, our revolving credit facility (the “Revolving Credit Facility”) provided for total loan availability of $575.0 million and allows us to request that the loan availability be increased up to an aggregate of $650.0 million, subject to receiving increased commitments from the lenders. Our Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. We had no borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused loan availability of $574.7 million as of March 31, 2014. The Revolving Credit Facility is scheduled to mature on December 31, 2017.

As of March 31, 2014, our Revolving Credit Facility was subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Revolving Credit Facility (b)	0.15%	2.50%	3.25%	1.50%	0.50%
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

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Exchange Offer

The Partnership entered into a registration rights agreement (“Registration Rights Agreement”) in connection with the December 2013 private offering of $250.0 million of Senior Notes due 2020 (the “Unregistered Notes”). On April 11, 2014, pursuant to the Registration Rights Agreement, the Partnership filed a registration statement related to an offer to exchange the Unregistered Notes for notes registered under the Securities Act of 1933, as amended (the “Exchange Notes”). The registration statement is not yet effective and the related exchange offering has not yet commenced.  Once the offer has commenced, each holder of the Unregistered Notes will be entitled to receive Exchange Notes which are identical in all material respects to the Unregistered Notes (including principal amount, interest rate, maturity and redemption rights), except that the Exchange Notes generally are not subject to transfer restrictions.

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

NOTE H - COMMITMENTS AND CONTINGENCIES

Indemnification

Under an omnibus agreement between Tesoro and the Partnership (“Omnibus Agreement”), Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the initial public offering in April 2011 and subsequent acquisitions from Tesoro, excluding the Los Angeles Terminal Assets and the Los Angeles Logistics Assets. Under the Carson Assets Indemnity Agreement (the “Carson Assets Indemnity Agreement”), Tesoro retained responsibility for remediation of known environmental liabilities due to the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the acquisition dates, and has indemnified the Partnership for any losses incurred by the Partnership arising out of those remediation obligations. See Note J of our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding the terms and conditions of the Omnibus Agreement and the Carson Assets Indemnity Agreement.

Environmental Liabilities

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change and that additional costs will be recorded as more information becomes available. Our accruals for these environmental expenditures totaled $27.8 million and $24.4 million at March 31, 2014 and December 31, 2013, respectively. Changes in our environmental liabilities during the period were as follows (in thousands):

	Tioga Crude Oil Pipeline Release	Chevron Corrective Action Order	Other Liabilities	Total
Balance at December 31, 2013	$11,568	$8,016	$4,856	$24,440
Additions	5,636	—	195	5,831
Expenditures	(851)	(1,515)	(111)	(2,477)
Balance at March 31, 2014	$16,353	$6,501	$4,940	$27,794

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Tioga, North Dakota Crude Oil Pipeline Release

In September 2013, the Partnership responded to the release of approximately 20,000 barrels of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted during the next few years to restore the site for agricultural use. We accrued an additional $5.6 million during the three months ended March 31, 2014 to reflect improved scope definition and estimates which resulted in an increase in the total estimated cost associated with the project. Probable insurance recoveries related to the Crude Oil Pipeline Release of $17.2 million and $14.0 million were included in other receivables at March 31, 2014 and December 31, 2013, respectively, pursuant to a pollution liability insurance policy, which is subject to a $1.0 million deductible and a $25.0 million loss limit. Through March 31, 2014, we have received insurance proceeds of $2.4 million in reimbursements of costs incurred.

Costs to comply with a safety order related to the Crude Oil Pipeline Release issued by the Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation (“PHMSA”) are not expected to have a material adverse effect on our liquidity, financial position, or results of operations.

Chevron Diesel Pipeline Release

On March 18, 2013, Chevron detected and responded to the release of diesel fuel (the “Diesel Pipeline Release”) that occurred near Willard, Utah on the Northwest Products System. As a result of this release, a Corrective Action Order (the “CAO”) was issued on March 22, 2013 by PHMSA. In addition, on April 11, 2013, the Department of Environmental Quality, Division of Water Quality, of the state of Utah issued a notice of violation and compliance order. In accordance with the sale and purchase agreements, as amended, Chevron has retained financial and operational responsibility to remediate the site of the Diesel Pipeline Release through mid-2015, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident.

The Partnership assumed responsibility for performing additional testing and associated pipeline repairs on the pipeline pursuant to the CAO upon closing the Northwest Products System acquisition. In connection with the Northwest Products System acquisition, our condensed consolidated balance sheet included $6.5 million and $8.0 million in accrued environmental liabilities related to the CAO at March 31, 2014 and December 31, 2013, respectively, and $4.7 million in accruals unrelated to the Diesel Pipeline Release included in other noncurrent liabilities at both March 31, 2014 and December 31, 2013.

Contingencies

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but TLLP will accrue liabilities for these matters if the amount is probable and can be reasonably estimated. Other than described above, we did not have any material lawsuits, administrative proceedings or governmental investigations.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE I - EQUITY

We had 35,343,942 common public units outstanding as of March 31, 2014. Additionally, Tesoro owned 3,855,824 of our common units, 15,254,890 of our subordinated units and 1,110,282 of our general partner units (the 2% general partner interest) as of March 31, 2014, which together constitutes a 36.4% ownership interest in us.

We issued 50,850 units, net of 22,595 units withheld for taxes, for awards vested under our unit-based compensation plan during the three months ended March 31, 2014.

The changes in the carrying amount of our equity are summarized as follows (in thousands):

	Partnership
	Common	Subordinated	General Partner	Total
Balance at December 31, 2013	$459,261	$(161,311)	$(52,598)	$245,352
Quarterly distributions	(22,448)	(8,619)	(5,485)	(36,552)
Net income attributable to partners	27,109	10,553	6,836	44,498
Other	967	(13)	259	1,213
Balance at March 31, 2014	$464,889	$(159,390)	$(50,988)	$254,511

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

The following table presents the allocation of the general partner’s interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended March 31,
	2014	2013
Net income attributable to partners	$44,498	$18,678
General partner’s IDRs	(6,068)	(1,186)
Net income available to partners excluding IDRs	$38,430	$17,492
General partner’s ownership interest	2.0%	2.0%
General partner’s allocated interest in net income	$768	$350
General partner’s IDRs	6,068	1,186
Total general partner’s interest in net income	$6,836	$1,536

Cash distributions

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. In accordance with our partnership agreement, on April 23, 2014, we announced the declaration of a cash distribution of $0.59 per unit related to the three months ended March 31, 2014, which will be paid on May 15, 2014 to unitholders of record on May 5, 2014. The total cash distribution to be paid is $39.0 million and includes amounts to be paid for IDRs. On February 13, 2014, we paid a quarterly cash distribution of $0.5650 per limited partner unit, which totaled $36.3 million and included amounts paid for IDRs. We paid $0.3 million for distribution equivalent rights related to unit-based compensation awards vested during the three months ended March 31, 2014.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three months ended March 31, 2014 and 2013 (in thousands). Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions are earned.

	Three Months Ended March 31,
	2014	2013
General partner’s distributions:
General partner’s distributions	$779	$480
General partner’s IDRs	6,068	1,186
Total general partner’s distributions	6,847	1,666

Limited partners’ distributions:
Common	23,129	14,835
Subordinated	9,000	7,475
Total limited partners’ distributions	32,129	22,310
Total Cash Distributions	$38,976	$23,976

NOTE J - EQUITY-BASED COMPENSATION

Unit-based compensation expense related to the Partnership that was included in our condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Performance phantom units	$293	$401
Service phantom units	54	41
Total Unit-Based Compensation Expense	$347	$442

Performance Phantom Unit Awards

We granted 39,380 performance phantom unit awards at a grant date fair value of $67.97 in February 2014. The estimated fair value of these awards is amortized over a three-year vesting period using the straight-line method.

Service Phantom Unit Awards

We granted approximately 3,324 service phantom unit awards at a grant date fair value of $58.13 in February 2014. The estimated fair value of these awards is amortized over a one-year vesting period using the straight-line method.

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE K - SEGMENT DISCLOSURES

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

Capital expenditures by operating segment were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Capital Expenditures
Crude Oil Gathering	$17,655	$3,945
Terminalling and Transportation	8,829	6,291
Total Capital Expenditures	$26,484	$10,236

Identifiable assets by operating segment were as follows (in thousands):

Identifiable Assets	March 31, 2014	December 31, 2013
Crude Oil Gathering	$173,993	$154,583
Terminalling and Transportation	1,292,336	1,298,073
Other	69,857	49,656
Total Identifiable Assets	$1,536,186	$1,502,312

TESORO LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
REVENUES
Crude Oil Gathering:
Affiliate	$23,251	$21,377
Third-party	1,373	314
Total Crude Oil Gathering	24,624	21,691
Terminalling and Transportation:
Affiliate	86,329	26,515
Third-party	14,096	3,416
Total Terminalling and Transportation	100,425	29,931
Total Segment Revenues	$125,049	$51,622

OPERATING AND MAINTENANCE EXPENSES
Crude Oil Gathering	$12,072	$12,360
Terminalling and Transportation	33,026	7,129
Total Segment Operating and Maintenance Expenses	$45,098	$19,489

IMBALANCE SETTLEMENT GAINS
Crude Oil Gathering	$(1,137)	$(1,396)
Terminalling and Transportation	(1,280)	(1,028)
Total Segment Imbalance Settlement Gains	$(2,417)	$(2,424)

GENERAL AND ADMINISTRATIVE EXPENSES
Crude Oil Gathering	$1,652	$694
Terminalling and Transportation	4,515	1,042
Total Segment General and Administrative Expenses	$6,167	$1,736

DEPRECIATION AND AMORTIZATION EXPENSES
Crude Oil Gathering	$1,023	$1,006
Terminalling and Transportation	14,502	3,075
Total Segment Depreciation and Amortization Expenses	$15,525	$4,081

LOSS (GAIN) ON ASSET DISPOSALS AND IMPAIRMENTS
Crude Oil Gathering	$—	$—
Terminalling and Transportation	(4,748)	164
Total Segment Loss (Gain) on Asset Disposals and Impairments	$(4,748)	$164

OPERATING INCOME
Crude Oil Gathering	$11,014	$9,027
Terminalling and Transportation	54,410	19,549
Total Segment Operating Income	65,424	28,576
Unallocated general and administrative expenses	(3,179)	(4,317)
Interest and financing costs, net	(17,747)	(5,604)
Interest income	—	23
NET INCOME	$44,498	$18,678

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

As part of our strategy to make capital investments to expand our existing asset base, we entered into two transactions with Tesoro and Tesoro Logistics GP, LLC (“TLGP”), our general partner, pursuant to which TLLP acquired the following from Tesoro in 2013:

•
two marine terminals, a marine storage facility, a product terminal, a petroleum coke handling and storage facility and crude oil and refined products pipelines located in Southern California (the “Los Angeles Logistics Assets”) effective December 6, 2013; and

•	six marketing terminals and storage facilities located in Southern California (the “Los Angeles Terminal Assets”) effective June 1, 2013;

These transactions are collectively referred to as “Acquisitions from Tesoro” and were transfers between entities under common control.

On June 19, 2013, we purchased a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington, a jet fuel pipeline to the Salt Lake City International Airport (“Northwest Products Pipeline”) and three refined product terminals in Boise and Pocatello, Idaho and Pasco, Washington (collectively, the “Northwest Products System”) from Chevron Pipe Line Company and Northwest Terminalling Company (collectively, “Chevron”).

The Acquisitions from Tesoro and the acquisition of the Northwest Products System are collectively referred to as the “2013 Acquisitions.”

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on page 28 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.

This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.

OVERVIEW AND BUSINESS STRATEGY

We are a fee-based, growth-oriented Delaware limited partnership formed by Tesoro to own, operate, develop and acquire logistics assets. Our logistics assets are integral to the success of Tesoro’s refining and marketing operations and are used to gather crude oil and to distribute, transport and store crude oil and refined products. Our assets and operations are categorized into a Crude Oil Gathering segment and a Terminalling and Transportation segment.

We generate revenue by charging fees for gathering crude oil and for terminalling, transporting and storing crude oil and refined products. Since we do not own any of the crude oil or refined products that we handle nor engage in the trading of crude oil or refined products, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customers’ operations. For the three months ended March 31, 2014, 88% of our total revenues were derived from Tesoro under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

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

Relative to these goals, in 2014, we intend to continue to implement this strategy and have announced plans to:

•
expand our assets on our crude oil gathering system (the “High Plains System”) in support of growing third-party demand for transportation services and Tesoro’s increased demand for Bakken crude oil in the mid-continent and west coast refining systems, including:

◦	expanding utilization of our proprietary truck fleet, which should generate cost and operating efficiencies;

◦	expanding capacity on the recently reversed segment of our High Plains pipeline; and

◦	adding other origin and destination points on the High Plains System to increase volumes.

•	increase our terminalling volumes by expanding capacity and growing our third-party services at certain of our terminals;

•	optimize Tesoro volumes and grow third-party volumes at our recently acquired Los Angeles Terminal and Logistics Assets; and

•	complete the construction of a waxy crude oil unloading facility in Salt Lake City.

On April 4, 2014, we successfully concluded our first open season for the High Plains pipeline expansion. We received commitments for nearly all of the offered capacity of 70,000 barrels per day (“bpd”) to move crude oil from various locations south of Lake Sakakawea to Ramberg Station in North Dakota. We are progressing through the open season regulatory process and expect to commence shipments during the third quarter of 2014 in conjunction with the completion of the High Plains pipeline reversal project.

In addition, in April 2014, we announced the launch of a binding open season to assess shipper interest in capacity on a pipeline system to gather crude oil from various points in Dunn County, North Dakota (the “Dunn County Gathering System”) for delivery to a central delivery point at our existing Connolly Station. The proposed new pipeline is expected to have a capacity of 40,000 bpd to 60,000 bpd. We expect the first barrels will be delivered into the main line in late 2014 to early 2015. The proposed capacity of the pipeline’s main delivery line, estimated capital spending and in-service time frame are subject to the execution of binding contracts on terms satisfactory to the Partnership and the shippers, as well as regulatory approvals.

Agreements with Tesoro

The Partnership has various long-term, fee-based commercial agreements with Tesoro under which we provide pipeline transportation, trucking, terminal distribution, storage and petroleum-coke handling services and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products. We believe the terms and conditions under these agreements, as well as our other agreements with Tesoro are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

Non-GAAP Financial Measures

Our management uses a variety of financial and operating measures to analyze operating segment performance. Our management also uses additional measures that are known as “non-GAAP” financial measures in its evaluation of past performance and prospects for the future to supplement our financial information presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These measures are significant factors in assessing our operating results and profitability and include earnings before interest, income taxes, depreciation and amortization expenses (“EBITDA”) and Distributable Cash Flow.

We define EBITDA as net income before depreciation and amortization expenses, net interest and financing costs and interest income. We define adjusted EBITDA as EBITDA plus any loss (gain) on asset disposals and impairments and expenses incurred for the inspection and maintenance program associated with the Northwest Products System. We define Distributable Cash Flow as adjusted EBITDA less maintenance capital expenditures and net interest and financing costs, plus reimbursement by our customers for certain maintenance capital expenditures, non-cash unit-based compensation expense, proceeds from sale of assets, the change in deferred revenue and interest income. EBITDA, adjusted EBITDA and Distributable Cash Flow are not measures prescribed by accounting principles generally accepted in the United States of America (“U.S. GAAP”) but are supplemental financial measures that are used by management and may be used by external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

•	our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or financing methods;

•	the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects, and the returns on investment of various investment opportunities.

We believe that the presentation of EBITDA and adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. The U.S. GAAP measures most directly comparable to EBITDA and adjusted EBITDA are net income and net cash from operating activities. The amounts included in the calculation of EBITDA are derived from amounts separately presented in our condensed consolidated financial statements. EBITDA and adjusted EBITDA should not be considered as an alternative to U.S. GAAP net income or net cash from operating activities. EBITDA and adjusted EBITDA have important limitations as analytical tools, because they exclude some, but not all, items that affect net income and net cash from operating activities.

We believe that the presentation of Distributable Cash Flow will provide useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance as it provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating. The U.S. GAAP measure most directly comparable to Distributable Cash Flow is net income. The amounts included in the calculation of Distributable Cash Flow are derived from amounts separately presented in our condensed consolidated financial statements, with the exception of the change in deferred revenue, maintenance capital expenditures and reimbursement by our customers for certain maintenance capital expenditures.

These non-GAAP financial measures should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, because they may be defined differently by other companies in our industry.

RESULTS OF OPERATIONS

A discussion and analysis of the factors contributing to our results of operations presented below includes the consolidated financial results of TLLP for all periods presented. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Combined Overview

The following table and discussion is a summary of our results of operations for the three months ended March 31, 2014 and 2013, including a reconciliation of EBITDA to net income and net cash from operating activities and Distributable Cash Flow to net income (in thousands, except unit and per unit amounts).

	Three Months Ended March 31,
	2014	2013
REVENUES
Crude Oil Gathering	$24,624	$21,691
Terminalling and Transportation	100,425	29,931
Total Revenues	125,049	51,622
COSTS AND EXPENSES
Operating and maintenance expenses (a)	42,681	17,065
General and administrative expenses	9,346	6,053
Depreciation and amortization expenses	15,525	4,081
Loss (gain) on asset disposals and impairments	(4,748)	164
Total Costs and Expenses	62,804	27,363
OPERATING INCOME	62,245	24,259
Interest and financing costs, net	(17,747)	(5,604)
Interest income	—	23
NET INCOME	44,498	18,678
General partner’s interest in net income, including incentive distribution rights	(6,836)	(1,536)
Limited partners’ interest in net income	$37,662	$17,142

Net income per limited partner unit:
Common - basic and diluted	$0.64	$0.40
Subordinated - basic and diluted	$0.64	$0.37

Weighted average limited partner units outstanding:
Common units - basic	39,186,006	28,861,234
Common units - diluted	39,284,388	28,929,128
Subordinated units - basic and diluted	15,254,890	15,254,890

EBITDA (b)	$77,770	$28,340
Adjusted EBITDA (b)	$75,171	$28,504
Distributable Cash Flow (b)	$66,020	$23,023
____________

(a)	Operating and maintenance expenses include imbalance settlement gains of $2.4 million for both the three months ended March 31, 2014 and 2013.

(b)	For a definition of EBITDA, Adjusted EBITDA and Distributable Cash Flow, see “Non-GAAP Financial Measures.”

	Three Months Ended March 31,
	2014	2013
Reconciliation of EBITDA and Distributable Cash Flow to Net Income:
Net income	$44,498	$18,678
Depreciation and amortization expenses	15,525	4,081
Interest and financing costs, net	17,747	5,604
Interest income	—	(23)
EBITDA (b)	77,770	28,340
Loss (gain) on asset disposals and impairments	(4,748)	164
Inspection and maintenance capital expenses associated with the Northwest Products System	2,149	—
Adjusted EBITDA (b)	75,171	28,504
Interest and financing costs, net	(17,747)	(5,604)
Proceeds from sale of assets	9,721	—
Maintenance capital expenditures (c)	(1,664)	(1,896)
Reimbursement for maintenance capital expenditures (c)	486	1,183
Non-cash unit-based compensation expense	347	430
Change in deferred revenue	(294)	383
Interest income	—	23
Distributable Cash Flow (b)	$66,020	$23,023

Reconciliation of EBITDA to Net Cash from Operating Activities:
Net cash from operating activities	$70,671	$29,704
Interest and financing costs, net	17,747	5,604
Changes in assets and liabilities	(14,262)	(5,923)
Gain (loss) on asset disposals and impairments	4,748	(164)
Amortization of debt issuance costs	(787)	(416)
Unit-based compensation expense	(347)	(442)
Interest income	—	(23)
EBITDA (b)	$77,770	$28,340
____________

(c)	Maintenance capital expenditures include expenditures required to ensure the safety, reliability, integrity and regulatory compliance of our assets.

See page 19 for additional footnotes to this table.

Summary

Our net income for the three months ended March 31, 2014 (“2014 Quarter”) increased $25.8 million, or 138%, to $44.5 million from $18.7 million for the three months ended March 31, 2013 (“2013 Quarter”). The increase in net income was primarily due to an increase in revenue of $73.4 million, or 142%, to $125.0 million. The increase was driven by revenue generated in the 2014 Quarter under new commercial agreements entered into in conjunction with the 2013 Acquisitions. In addition we recognized a gain of $4.7 million related to the sale of our legacy refined products terminal in Boise, Idaho (“Boise Terminal”) during the 2014 Quarter. These increases to net income were partially offset by:

•	an increase in operating and maintenance expenses of $25.6 million during the 2014 Quarter primarily related to costs associated with operations of the assets acquired in the 2013 Acquisitions;

•	an increase in interest and financing costs of $12.1 million associated with an $806 million increase in outstanding debt from the 2013 Quarter to the 2014 Quarter;

•	an increase in depreciation expense of $11.4 million primarily associated with the assets acquired in the 2013 Acquisitions; and

•	an increase in general and administrative expenses of $3.3 million primarily related to higher allocated overhead to support the Partnership’s growing business.

Crude Oil Gathering Segment

The following table and discussion is an explanation of our results of operations of the Crude Oil Gathering segment for the three months ended March 31, 2014 and 2013 (in thousands, except barrel and per barrel amounts):

	Three Months Ended March 31,
	2014	2013
REVENUES
Pipeline revenues	$11,815	$9,441
Trucking revenues	12,809	12,250
Total Revenues	24,624	21,691
COSTS AND EXPENSES
Operating and maintenance expenses (a)	10,935	10,964
General and administrative expenses	1,652	694
Depreciation and amortization expenses	1,023	1,006
Total Costs and Expenses	13,610	12,664
CRUDE OIL GATHERING SEGMENT OPERATING INCOME	$11,014	$9,027
VOLUMES (bpd)
Pipeline throughput	97,991	82,357
Average pipeline revenue per barrel (b)	$1.34	$1.27
Trucking volume	44,701	44,925
Average trucking revenue per barrel (b)	$3.18	$3.03
_____________

(a)	Operating and maintenance expenses include imbalance settlement gains of $1.1 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively.

(b)
Management uses average revenue per barrel to evaluate performance and compare profitability to other companies in the industry. There are a variety of ways to calculate average revenue per barrel; other companies may calculate it in different ways. We calculate average revenue per barrel as revenue divided by the number of days in the period divided by throughput (bpd). Investors and analysts use the financial measure to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income, revenues and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Volumes. Average pipeline throughput volumes increased 15,634 bpd, or 19%, in the 2014 Quarter primarily as a result of shipments to new destinations, which includes a 5,695 bpd increase in third party volumes. Trucking throughput volumes remained relatively flat during the 2014 Quarter as compared to the 2013 Quarter.

Financial Results. Revenues increased $2.9 million, or 14%, to $24.6 million for the 2014 Quarter compared to $21.7 million in the 2013 Quarter. Pipeline revenues increased $2.4 million compared to the 2013 Quarter primarily as a result of higher pipeline throughput. Trucking revenues increased $0.5 million compared to the 2013 Quarter as a result of higher trucking revenue per barrel driven by an increase in the market rates for trucking volumes.

Operating and maintenance expenses were relatively unchanged at approximately $10.9 million in both the 2014 Quarter and the 2013 Quarter. This includes $0.9 million in higher costs associated with pipeline operations, offset by a $0.9 million reduction in costs associated with trucking operations due to the higher utilization of our proprietary trucks. The increase in pipeline operating costs is primarily related to an increase in repair and maintenance costs, outside services and a decrease in settlement imbalance gains during the 2014 Quarter compared to the 2013 Quarter.

General and Administrative expenses increased $1.0 million, or 138% to $1.7 million in the 2014 Quarter compared to $0.7 million in the 2013 Quarter due to increased allocated overhead to support the growth of our Crude Oil Gathering operations.

Terminalling and Transportation Segment

The following table and discussion is an explanation of our results of operations of the Terminalling and Transportation segment for the three months ended March 31, 2014 and 2013 (in thousands, except barrel and per barrel amounts).

	Three Months Ended March 31,
	2014	2013
REVENUES
Terminalling revenues (a)	$75,797	$27,924
Pipeline transportation revenues	24,628	2,007
Total Revenues	100,425	29,931
COSTS AND EXPENSES
Operating and maintenance expenses (b)	31,746	6,101
General and administrative expenses	4,515	1,042
Depreciation and amortization expenses	14,502	3,075
Loss (gain) on asset disposals and impairments	(4,748)	164
Total Costs and Expenses	46,015	10,382
TERMINALLING AND TRANSPORTATION SEGMENT OPERATING INCOME	$54,410	$19,549
VOLUMES (bpd)
Terminalling throughput	877,990	395,868
Average terminalling revenue per barrel (a) (c)	$0.96	$0.78
Pipeline transportation throughput	784,981	91,903
Average pipeline transportation revenue per barrel (c)	$0.35	$0.24

____________

(a)
The Partnership adjusted the disclosure of terminalling revenues to include amounts previously reported as storage revenues. Prior year balances for terminalling revenues and average terminalling revenue per barrel have been adjusted to conform to current presentation.

(b)	Operating and maintenance expenses include imbalance settlement gains of $1.3 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively.

(c)
Management uses average revenue per barrel to evaluate performance and compare profitability to other companies in the industry. There are a variety of ways to calculate average revenue per barrel; other companies may calculate it in different ways. We calculate average revenue per barrel as revenue divided by the number of days in the period divided by throughput (bpd). Investors and analysts use the financial measure to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income, revenues and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Volumes. Terminalling throughput volumes increased 482,122 bpd, or 122%, in the 2014 Quarter compared to the 2013 Quarter primarily as a result of the 2013 Acquisitions. Pipeline transportation throughput volumes increased 693,078 bpd in the 2014 Quarter compared to the 2013 Quarter as a result of the pipeline assets acquired in the Northwest Products System acquisition and the Los Angeles Logistics Assets acquisition.

Financial Results. Revenues increased $70.5 million to $100.4 million in the 2014 Quarter compared to $29.9 million in the 2013 Quarter primarily as a result of the new commercial agreements that went into effect in connection with the 2013 Acquisitions, which accounted for approximately $70.3 million of the revenue increase compared to the 2013 Quarter.

Operating and maintenance expenses increased $25.6 million to $31.7 million in the 2014 Quarter from $6.1 million in the 2013 Quarter primarily as a result of an increase of $23.8 million associated with operations of the 2013 Acquisitions, which were acquired subsequent to the 2013 Quarter.

General and administrative expense increased $3.5 million to $4.5 million in the 2014 Quarter compared to $1.0 million in the 2013 Quarter due to increased expenses for certain allocated overhead costs associated with the 2013 Acquisitions.

Depreciation and amortization expenses increased $11.4 million to $14.5 million in the 2014 Quarter from $3.1 million in the 2013 Quarter. The increase is primarily attributable to the addition of the assets from the 2013 Acquisitions which were acquired subsequent to the 2013 Quarter.

Loss (gain) on asset disposals and impairments includes a gain of $4.7 million related to the sale of the Boise Terminal during the 2014 Quarter. We agreed to divest the Boise Terminal pursuant to the regulatory review process associated with the Northwest Products System acquisition.

CAPITAL RESOURCES AND LIQUIDITY

Our primary cash requirements relate to funding capital expenditures, meeting operational needs, paying distributions to our unitholders and paying our debt servicing costs. We expect our ongoing sources of liquidity to include cash generated from operations, reimbursement for certain maintenance and expansion capital expenditures, borrowings under our revolving credit facility (the “Revolving Credit Facility”) and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements, acquisition-related requirements and debt servicing requirements and allow us to fund at least the minimum quarterly cash distributions.

Under a shelf registration statement filed with the SEC on January 7, 2013, we have the ability to raise an unlimited amount of common units through one or more prospectus supplements. In addition, we currently have the ability to raise up to an additional $322.1 million for common units representing limited partner interests under our 2012 shelf registration statement.

On April 23, 2014, we announced the declaration of a quarterly cash distribution of $0.59 per unit, or $2.36 per unit on an annualized basis, which will be paid on May 15, 2014 to unitholders of record on May 5, 2014. The total cash distribution to be paid is $39.0 million and includes amounts to be paid for incentive distribution rights (“IDRs”). On February 13, 2014, we paid a quarterly cash distribution of $0.5650, or $2.26 per limited partner unit on an annualized basis, which totaled $36.3 million and included amounts paid for IDRs.

The end of the subordination period is expected to occur during the second quarter of 2014, at which time, each outstanding unit will convert into one common unit and will thereafter participate on terms equal to all other common units in distributions of available cash.

Overview

Our total debt at March 31, 2014 was comprised of the following (in thousands):

Debt, including current maturities:	March 31, 2014
Revolving Credit Facility	$—
5.875% TLLP Senior Notes due 2020 (a)	605,426
6.125% TLLP Senior Notes due 2021	550,000
Capital lease obligations	8,680
Total Debt	$1,164,106
____________
(a) Includes an unamortized premium of $5.4 million.

Revolving Credit Facility

As of March 31, 2014, our Revolving Credit Facility provided for total loan availability of $575.0 million and allows us to request that the loan availability be increased up to an aggregate of $650.0 million, subject to receiving increased commitments from the lenders. Our Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. We had no borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused loan availability of $574.7 million of the borrowing capacity as of March 31, 2014. The Revolving Credit Facility is scheduled to mature on December 31, 2017.

The Revolving Credit Facility was subject to the following expenses and fees at March 31, 2014:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Revolving Credit Facility (b)	0.15%	2.50%	3.25%	1.50%	0.50%
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

The Revolving Credit Facility and our Senior Notes due 2020 and 2021 contain covenants that may, among other things, limit or restrict our ability (as well as the ability of our subsidiaries) to engage in certain activities. There have been no changes in these covenants from those described in the Annual Report on 10-K for the year ended December 31, 2013. We do not believe that these limitations will restrict our ability to pay distributions. Additionally, the Revolving Credit Facility contains covenants that require us to maintain certain interest coverage and leverage ratios. We submit compliance certifications to the bank quarterly, and we were in compliance with our debt covenants as of March 31, 2014.

Exchange Offer

The Partnership entered into a registration rights agreement (“Registration Rights Agreement”) in connection with the December 2013 private offering of $250.0 million of Senior Notes due 2020 (the “Unregistered Notes”). On April 11, 2014, pursuant to the Registration Rights Agreement, the Partnership filed a registration statement related to an offer to exchange the Unregistered Notes for notes registered under the Securities Act of 1933, as amended (the “Exchange Notes”). The registration statement is not yet effective and the related exchange offering has not yet commenced.  Once the offer has commenced, each holder of the Unregistered Notes will be entitled to receive Exchange Notes which are identical in all material respects to the Unregistered Notes (including principal amount, interest rate, maturity and redemption rights), except that the Exchange Notes generally are not subject to transfer restrictions.

Cash Flow Summary

Components of our cash flows are set forth below (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash Flows From (Used In):
Operating Activities	$70,671	$29,704
Investing Activities	(15,447)	(8,732)
Financing Activities	(35,824)	375,188
Increase in Cash and Cash Equivalents	$19,400	$396,160

Operating Activities. Net cash from operating activities increased $41.0 million to $70.7 million in the 2014 Quarter compared to $29.7 million for the 2013 Quarter. The increase in net cash from operating activities was primarily attributable to higher revenues and operating income as a result of the commercial agreements executed in connection with the 2013 Acquisitions.

Investing Activities. Net cash used in investing activities for the 2014 Quarter increased $6.7 million to $15.4 million compared to $8.7 million in the 2013 Quarter. Higher capital expenditures in the 2014 Quarter included spending related to the High Plains Reversal Project and the construction of the Bakken Area Storage Hub. See “Capital Expenditures” below for a discussion of the various maintenance and expansion projects in the 2014 Quarter, including those reimbursed by our customers. Cash provided by investing activities during the 2014 Quarter included proceeds of $9.7 million from the sale of our Boise Terminal.

Financing Activities. Net cash used in financing activities for the 2014 Quarter was $35.8 million compared to cash provided by financing activities of $375.2 million for the 2013 Quarter. We paid quarterly cash distributions totaling $36.6 million during the 2014 Quarter. The net cash provided by financing activities in the 2013 Quarter included net proceeds of $391.6 million resulting from the January 2013 Offering and $8.3 million in net proceeds from the offering of general partner units to Tesoro. These proceeds were partially offset by quarterly cash distributions totaling $22.9 million paid in the 2013 Quarter.

Capital Expenditures

The Partnership’s operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations and to maintain assets, ensuring regulatory compliance. The cost estimates described below are subject to further review, analysis and permitting requirements and include estimates for capitalized interest and labor. Maintenance capital expenditures include expenditures required to ensure the safety, reliability, integrity and regulatory compliance of our assets. Expansion capital expenditures include expenditures to purchase or construct new assets and to expand existing facilities or services that may increase throughput capacity on our pipelines and in our terminals or increase storage capacity and other services at our storage and terminalling facilities.

Capital expenditures during the 2014 Quarter and 2013 Quarter were $26.5 million and $10.2 million, respectively. Our total 2014 expected capital expenditures include $160.0 million for both maintenance and expansion capital projects. The amounts disclosed for expected and remaining 2014 capital expenditures do not include potential spending for the proposed construction of the Dunn County Gathering System discussed further below. For the remainder of 2014, we estimate that total capital expenditures will be approximately $133.5 million, or $104.5 million net of reimbursements, for both maintenance and expansion capital projects, which includes projects to expand our crude oil gathering capabilities and terminalling capacity. We anticipate that our capital expenditures will be funded primarily with cash generated from operations, reimbursement by customers for certain maintenance and expansion capital expenditures and issuances of additional debt and equity securities, as needed. The following table is a summary of our capital expenditures for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Expansion	$24,820	$8,340
Maintenance	1,664	1,896
Total Capital Expenditures	$26,484	$10,236

Expansion capital expenditures

Expansion capital expenditures in the 2014 Quarter were $24.8 million, primarily related to the High Plains pipeline reversal project and the construction of the Bakken Area Storage Hub. We estimate that our expansion capital expenditures for the remainder of 2014 will be approximately $95.0 million, or $85.0 million net of reimbursements. Major projects include the following:

•
High Plains pipeline reversal project which is expected to increase throughput on the High Plains pipeline by over 50 percent. The project commenced in 2013 and has an expected completion in 2014. The High Plains pipeline reversal project has a total expected spend of $35.0 million.

•
The construction of the second phase of the Bakken Area Storage Hub with total expected spending of $20.0 million. The Bakken Area Storage Hub is a storage facility with a potential capacity of 2.5 million barrels.

•
Southern California distribution system construction and optimization projects with 2014 expected spending of $25.0 million, which has been adjusted to include additional projects associated with the Los Angeles Logistics Assets. The project is expected to increase throughput and expand ancillary services.

In connection with a binding open season, we have announced a proposal to build the Dunn County Gathering System. The Dunn County Gathering System will gather crude oil from various points in Dunn County, North Dakota for delivery at the existing Connolly Station and is expected to have a capacity of 40,000 bpd to 60,000 bpd. Our total estimated capital investment related to the project is between $140 million and $160 million, with current year spending expected to be between $20 million and $30 million. We expect the first barrels will be delivered into the main line in late 2014 to early 2015. The proposed capacity of the pipeline’s main delivery line, estimated capital spending and in-service time frame are subject to the execution of binding contracts on terms satisfactory to the Partnership and the shippers, as well as regulatory approvals. The current year spending related to this proposed project has not been included in the expected capital expenditure amounts above.

Maintenance capital expenditures

Maintenance capital expenditures in the 2014 Quarter were $1.7 million. A total of $0.5 million of the maintenance capital expenditures was reimbursed to us in the 2014 Quarter. We estimate that our maintenance capital expenditures for the remainder of 2014 will be approximately $38.5 million, or $19.5 million, net of reimbursements.

Environmental and Other Matters

Environmental Regulation

We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment or otherwise relate to protection of the environment. Compliance with these laws and regulations may require us to remediate environmental damage from any discharge of petroleum or chemical substances from our facilities or require us to install additional pollution control equipment on our equipment and facilities. Our failure to comply with these or any other environmental or safety-related regulations could result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory and remedial liabilities and the issuance of injunctions that may subject us to additional operational constraints.

Future expenditures may be required to comply with the federal, state and local environmental requirements for our various sites, including our storage facility, pipelines and refined products terminals. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our liquidity, financial position or results of operations. Under an omnibus agreement between Tesoro and the Partnership, (the “Omnibus Agreement”), and the Carson Assets Indemnity Agreement (the “Carson Assets Indemnity Agreement”), Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the initial public offering in April 2011 (the “Initial Offering”) and subsequent acquisitions from Tesoro.

Environmental Liabilities

Contamination resulting from spills of crude oil and refined products is not unusual within the petroleum refining, terminalling or pipeline industries. Historic spills at certain of our assets as a result of past operations have resulted in contamination of the environment, including soils and groundwater. Site conditions, including soils and groundwater, are being evaluated at our properties where releases of hydrocarbons and other wastes have occurred. A number of our properties have known hydrocarbon or other hazardous material contamination in the soil and groundwater. See below for our discussion of the Omnibus Agreement and the Carson Assets Indemnity Agreement for more information regarding the indemnification of certain environmental matters provided to us by Tesoro and discussion of certain environmental obligations that were retained by Chevron in conjunction with the Northwest Products System acquisition.

The Partnership has been party to various environmental matters arising in the ordinary course of business. The outcome of these matters cannot always be accurately predicted, but the Partnership recognizes liabilities for these matters based on estimates and applicable accounting guidelines and principles. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change and that additional costs will be recorded as more information becomes available. Our accruals for these environmental expenditures totaled $27.8 million and $24.4 million at March 31, 2014 and December 31, 2013, respectively. See Note H to our condensed consolidated financial statements for additional information regarding changes in environmental liabilities during the three months ended March 31, 2014.

Tioga, North Dakota Crude Oil Pipeline Release

In September 2013, the Partnership responded to the release of approximately 20,000 barrels of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted during the next few years to restore the site for agricultural use. We accrued an additional $5.6 million during the three months ended March 31, 2014 to reflect improved scope definition and estimates which resulted in an increase in the total estimated cost associated with the project. Probable insurance recoveries related to the Crude Oil Pipeline Release of $17.2 million and $14.0 million were included in other receivables at March 31, 2014 and December 31, 2013, respectively, pursuant to a pollution liability insurance policy, which is subject to a $1.0 million deductible and a $25.0 million loss limit. Through March 31, 2014, we have received insurance proceeds of $2.4 million in reimbursements of costs incurred.

Costs to comply with a safety order related to the Crude Oil Pipeline Release issued by the Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation (“PHMSA”) are not expected to have a material adverse effect on our liquidity, financial position, or results of operations.

Chevron Diesel Pipeline Release

On March 18, 2013, Chevron detected and responded to the release of diesel fuel (the “Diesel Pipeline Release”) that occurred near Willard, Utah on the Northwest Products System. As a result of this release, a Corrective Action Order (the “CAO”) was issued on March 22, 2013 by PHMSA. In addition, on April 11, 2013, the Department of Environmental Quality, Division of Water Quality, of the state of Utah issued a notice of violation and compliance order. In accordance with the sale and purchase agreements, as amended, Chevron has retained financial and operational responsibility to remediate the site of the Diesel Pipeline Release through mid-2015, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident.

The Partnership assumed responsibility for performing additional testing and associated pipeline repairs on the pipeline pursuant to the CAO upon closing the Northwest Products System acquisition. In connection with the Northwest Products System acquisition, our condensed consolidated balance sheet included $6.5 million and $8.0 million in accrued environmental liabilities related to the CAO at March 31, 2014 and December 31, 2013, respectively, and $4.7 million in accruals unrelated to the Diesel Pipeline Release included in other noncurrent liabilities at both March 31, 2014 and December 31, 2013.

We expect to spend approximately $25.0 million through mid-2015 to perform a detailed inspection and maintenance program, including costs to perform repairs as a result of the inspection, which is intended to improve the integrity of the Northwest Products Pipeline. This includes the costs to comply with the CAO and also costs expected for inspections and repairs on other sections of the pipeline. We have spent $12.6 million under this inspection and maintenance program since the acquisition of the Northwest Products System and $3.7 million for the three months ended March 31, 2014. The purchase price of the Northwest Products system was reduced by $45 million to compensate the Partnership for assuming responsibilities under the CAO and to perform additional inspection and maintenance as the Partnership deemed necessary.

Tesoro Indemnification

Under the Omnibus Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro, excluding the Los Angeles Terminal Assets and the Los Angeles Logistics Assets. Under the Carson Assets Indemnity Agreement, Tesoro retained responsibility for remediation of known environmental liabilities due to the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the acquisition dates, and has indemnified the Partnership for any losses incurred by the Partnership arising out of those remediation obligations. See Note J of our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding the terms and conditions of the Omnibus Agreement and the Carson Assets Indemnity Agreement.

Other than described above, we did not have any material outstanding lawsuits, administrative proceedings or governmental investigations.

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

•	a material decrease in Tesoro’s profitability;

•	a material decrease in the crude oil produced in the Bakken Shale/Williston Basin area of North Dakota and Montana;

•	disruptions due to equipment interruption or failure at our facilities, Tesoro’s facilities or third-party facilities on which Tesoro’s business is dependent;

•
changes in the expected benefits of our transactions relating to our acquisitions from Tesoro and third parties including the acquisitions of the Los Angeles Terminal Assets, the Northwest Products System and the Los Angeles Logistics Assets;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not own the refined products or crude oil that are shipped through our pipelines, distributed through our terminals or held in our storage facilities we have minimal direct exposure to risks associated with fluctuating commodity prices. In addition, our commercial agreements with Tesoro are indexed for inflation and contain fuel surcharge provisions that are designed to substantially mitigate our exposure to increases in diesel fuel prices and the cost of other supplies used in our business. We do not intend to hedge our exposure to commodity price risk related to imbalance gains and losses or to diesel fuel or other supply costs.

Interest Rate Risk

Our use of debt directly exposes us to interest rate risk. Variable-rate debt, such as borrowings under our Revolving Credit Facility, exposes us to short-term changes in market rates that impact our interest expense. Fixed rate debt, such as our Senior Notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to rates higher than the current market. The fair value of our debt was estimated primarily using quoted market prices. The carrying value and fair value of our total debt were both approximately $1.2 billion at both March 31, 2014 and December 31, 2013. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. As of March 31, 2014, we had no borrowings under our revolving credit facility. Any change in interest rates would affect cash flows, but not the fair value of the debt we incur under our revolving credit facility.

We do not currently have in place any hedges or forward contracts to reduce our exposure to interest rate risks; however, we continue to monitor the market and our exposure, and in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. However, we are transitioning our assessment of our internal control effectiveness over financial reporting from the criteria outlined by the 1992 framework of the Committee of Sponsoring Organizations of the Treadway Commission to its approved 2013 framework. We expect to complete this transition during 2014.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although from time to time we may be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or statements of cash flows. We are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides a summary of all purchases by the Partnership of its common units during the three-month period ended March 31, 2014.

Period	Total Number of Units Purchased (a)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Remaining at Period End Under the Plan or Programs (In Thousands)
January 2014	22,595	$54.55	—	$—
February 2014	—	$—	—	$—
March 2014	—	$—	—	$—
Total	22,595		—
_____________

(a)
The entire 22,595 units were acquired from employees during the first quarter of 2014 to satisfy tax withholding obligations in connection with the vesting of performance phantom unit awards issued to them.

ITEM 6. EXHIBITS

(a)Exhibits

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

TESORO LOGISTICS LP

		By:	Tesoro Logistics GP, LLC
Its general partner

Date:	May 2, 2014	By:	/s/ GREGORY J. GOFF
Gregory J. Goff
Chairman of the Board of Directors and Chief Executive Officer

Date:	May 2, 2014	By:	/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Director, Vice President and Chief Financial Officer