Form 10-Q
period 2014-06-30
TESORO LOGISTICS LP
filed 2014-08-01
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

The registrant had 55,025,795 common units and 1,119,138 general partner units outstanding at July 28, 2014.

TESORO LOGISTICS LP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF COMBINED CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except unit and per unit amounts)
REVENUES
Affiliate	$114,214	$54,102	$223,794	$101,994
Third-party	16,111	6,003	31,580	9,733
Total Revenues	130,325	60,105	255,374	111,727
COSTS AND EXPENSES
Operating and maintenance expenses	53,746	28,889	98,844	48,378
Imbalance settlement gains	(2,700)	(2,576)	(5,117)	(5,000)
General and administrative expenses	12,448	6,851	21,794	12,904
Depreciation and amortization expenses	16,460	7,314	31,985	11,395
Loss (gain) on asset disposals and impairments	132	—	(4,616)	164
Total Costs and Expenses	80,086	40,478	142,890	67,841
OPERATING INCOME	50,239	19,627	112,484	43,886
Interest and financing costs, net	(17,473)	(6,571)	(35,220)	(12,175)
Interest income	—	470	—	493
NET INCOME	$32,766	$13,526	$77,264	$32,204

Loss attributable to Predecessor	—	5,647	—	5,647
Net Income attributable to Partners	32,766	19,173	77,264	37,851
General partner’s interest in net income, including incentive distribution rights	(7,958)	(1,978)	(14,794)	(3,514)
Limited partners’ interest in net income	$24,808	$17,195	$62,470	$34,337

Net income per limited partner unit:
Common - basic	$0.45	$0.38	$1.15	$0.77
Common - diluted	$0.45	$0.38	$1.14	$0.77
Subordinated - basic and diluted	$0.45	$0.36	$1.13	$0.73

Weighted average limited partner units outstanding:
Common units - basic	46,911,533	30,752,989	43,070,111	29,812,337
Common units - diluted	47,012,424	30,863,138	43,169,298	29,903,780
Subordinated units - basic and diluted	7,543,627	15,254,890	11,377,957	15,254,890

Cash distributions per unit	$0.5900	$0.4900	$1.1550	$0.9625

See accompanying notes to condensed combined consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$456	$23,203
Receivables, net
Trade	9,693	9,125
Affiliate	48,308	42,369
Other	17,236	14,000
Current assets held for sale	—	4,903
Prepayments and other	6,062	2,110
Total Current Assets	81,755	95,710
NET PROPERTY, PLANT AND EQUIPMENT	1,414,057	1,368,301
DEPOSIT	214,000	—
GOODWILL	9,228	8,738
OTHER NONCURRENT ASSETS	28,499	29,563
Total Assets	$1,747,539	$1,502,312

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable
Trade	$33,062	$21,412
Affiliate	13,982	13,851
Deferred revenue - affiliate	2,164	2,346
Accrued interest and financing costs	15,962	22,895
Accrued environmental liabilities	15,840	19,741
Other current liabilities	7,601	6,863
Total Current Liabilities	88,611	87,108
OTHER NONCURRENT LIABILITIES	12,619	5,832
DEBT	1,391,079	1,164,020
COMMITMENTS AND CONTINGENCIES (NOTE H)
EQUITY
Common unitholders; 54,461,052 units issued and outstanding (39,148,916 in 2013)	304,758	459,261
Subordinated unitholders; 0 units issued and outstanding (15,254,890 in 2013)	—	(161,311)
General partner; 1,110,282 units issued and outstanding (1,110,282 in 2013)	(49,528)	(52,598)
Total Equity	255,230	245,352
Total Liabilities and Equity	$1,747,539	$1,502,312

See accompanying notes to condensed combined consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF COMBINED CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(Dollars in thousands)
Net income	$77,264	$32,204
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation and amortization expenses	31,985	11,395
Amortization of debt issuance costs	1,581	822
Unit-based compensation expense	917	936
Loss (gain) on asset disposals and impairments	(4,616)	164
Changes in current assets and liabilities	(20,483)	(2,913)
Changes in non-current assets and liabilities	2,566	10,466
Net cash from operating activities	89,214	53,074
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(63,760)	(26,362)
Capital expenditure reimbursements	11	320
Proceeds from sale of assets	9,721	—
Acquisitions	—	(314,757)
Net cash used in investing activities	(54,028)	(340,799)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common units, net of issuance costs	379	391,348
Proceeds from issuance of general partner units	8	8,319
Quarterly distributions to unitholders	(63,202)	(43,838)
Quarterly distributions to general partner	(12,332)	(3,066)
Distributions in connection with acquisitions	—	(544,000)
Advance distribution in connection with West Coast Logistics Assets acquisition	(214,000)	—
Borrowings under revolving credit agreement	255,100	544,000
Repayments under revolving credit agreement	(27,500)	—
Payments on capital leases	(130)	(162)
Financing costs	(850)	(3,294)
Capital contributions by affiliate	4,594	2,778
Sponsor contribution of equity to the Predecessor	—	(7,813)
Net cash from (used in) financing activities	(57,933)	344,272
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,747)	56,547
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,203	19,290
CASH AND CASH EQUIVALENTS, END OF PERIOD	$456	$75,837

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

In 2013, we entered into two transactions with Tesoro and TLGP, our general partner, pursuant to which TLLP acquired from Tesoro the following:

•	six marketing terminals and storage facilities located in Southern California (the “Los Angeles Terminal Assets”) effective June 1, 2013; and

•
two marine terminals, a marine storage facility, a products terminal, a petroleum coke handling and storage facility and crude oil and refined products pipelines located in Southern California (the “Los Angeles Logistics Assets”) effective December 6, 2013.

These transactions are collectively referred to as “Acquisitions from Tesoro”.

Principles of Combination and Consolidation and Basis of Presentation

The Acquisitions from Tesoro were transfers between entities under common control. As an entity under common control with Tesoro, we record the assets that we acquire from Tesoro on our balance sheet at Tesoro’s historical basis instead of fair value. Transfers of businesses between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior periods are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of TLLP have been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Tesoro for the three and six months ended June 30, 2013 with the exception of the Los Angeles Terminal Assets since they were not operated by Tesoro prior to their acquisition by TLLP. We refer to the historical results of the Los Angeles Logistics Assets, from June 1, 2013 to December 6, 2013, as our “Predecessor.”

The accompanying financial statements and related notes include the combined results of operations and cash flows of our Predecessor at historical cost. The financial statements of our Predecessor have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessor had been operated as an unaffiliated entity. Our Predecessor did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment.

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

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We prepare our condensed combined consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts of assets and liabilities and revenues and expenses reported as of and during the periods presented. We review our estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates. The results of operations of the Partnership, or our Predecessor, for any interim period are not necessarily indicative of results for the full year.

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

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The borrowings under our amended revolving credit facility (the “Revolving Credit Facility”), which include a variable interest rate, approximate fair value. The carrying value and fair value of our total debt were $1.4 billion and $1.5 billion, respectively, as of June 30, 2014, and were both approximately $1.2 billion as of December 31, 2013.

New Accounting Standards

Revenue Recognition

The Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) in May 2014 which provides accounting guidance for all revenue arising from contracts to provide goods or services to customers. The requirements from the new ASU are effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. The standard allows for either full retrospective adoption or modified retrospective adoption. At this time, we are evaluating the guidance to determine the method of adoption and the impact of this ASU on our financial statements and related disclosures.

NOTE B - ACQUISITIONS

2014 Acquisition

On June 23, 2014, we entered into an agreement with Tesoro to acquire certain terminalling and pipeline assets owned by Tesoro and two of its subsidiaries, Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC. Under the terms of the agreement, TLLP acquired three marketing terminals and a storage facility and will acquire a refined products pipeline (the “West Coast Logistics Assets”) for total consideration of $270.0 million. The operations of the West Coast Logistics Assets will be included in our Terminalling and Transportation segment.

On July 1, 2014, we closed on the purchase of the first portion of the West Coast Logistics Assets in exchange for consideration of $241.4 million, comprised of approximately $214.4 million in cash and the issuance of equity to Tesoro with a fair value of $27.0 million. We borrowed $214.0 million on our Revolving Credit Facility on June 30, 2014, which was immediately distributed to TLGP to finance the transaction. This advance distribution to TLGP was recorded as a deposit in our condensed consolidated balance sheet as of June 30, 2014. The equity was comprised of 370,843 common units and 8,856 general partner units.

The first portion of the West Coast Logistics Assets include:

•	a truck terminal and six storage tanks, located in Nikiski, Alaska;

•	a truck terminal, rail loading and unloading facility, and four storage tanks with a shell capacity of approximately 1.5 million barrels, all located at Tesoro’s refinery in Anacortes, Washington;

•	a truck terminal and rail loading and unloading facility, all located at Tesoro’s refinery in Martinez, California; and

•	certain related assets.

We entered into throughput and use agreements with Tesoro for the marketing and storage terminal facilities in connection with the closing of this transaction. The terminalling agreement includes a minimum throughput commitment and the storage agreement requires Tesoro to pay a monthly storage services fee. See Note C for additional information regarding commercial agreements and amendments to other agreements with related parties in connection with the acquisition.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TLLP expects to complete the second portion of this acquisition, upon receiving the required regulatory approval from the Regulatory Commission of Alaska, for cash consideration of $28.6 million. The remaining assets consist of all of Tesoro’s membership interests in Tesoro Alaska Pipeline Company LLC, a wholly-owned subsidiary of Tesoro, which owns a refined products pipeline connecting Tesoro’s Kenai refinery to Anchorage, Alaska.

2013 Acquisitions

Los Angeles Terminal and Los Angeles Logistics Asset Acquisitions

We completed the Acquisitions from Tesoro in 2013 and entered into commercial agreements in connection with the acquisitions under which Tesoro commits to minimum monthly throughput volumes of crude oil and refined products. See our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding the Acquisitions from Tesoro and the commercial agreements executed in connection with these acquisitions.

We have not provided disclosure of pro forma revenues and earnings as if the Acquisitions from Tesoro had occurred prior to 2013 for the three and six months ended June 30, 2013. BP managed and operated the Los Angeles Terminal Assets and the Los Angeles Logistics Assets as part of its refining operations, and historical U.S. GAAP financial information specific to the assets is not available. As a result, preparing pro forma information was determined to be impracticable.

Northwest Products System Acquisition

On June 19, 2013, we purchased a regulated common carrier products pipeline system running from Salt Lake City, Utah to Spokane, Washington (“Northwest Products Pipeline”) and three refined products terminals in Boise and Pocatello, Idaho and Pasco, Washington (collectively, the “Northwest Products System”) from Chevron Pipe Line Company and Northwest Terminalling Company (collectively, “Chevron”). The total purchase price was $354.8 million. During the second quarter of 2014, evaluations of the fair values related to the acquisition were completed and finalized. The purchase price allocation for the Northwest Products System acquisition is final and is based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date. There were no material purchase price allocation adjustments recorded during the three and six months ended June 30, 2014.

Pursuant to the regulatory review process associated with the Northwest Products System acquisition, we agreed to divest our legacy refined products terminal in Boise, Idaho (“Boise Terminal”). We completed the sale of the Boise Terminal on March 18, 2014. Net proceeds from the sale of the assets were $9.7 million, which resulted in a gain of $4.7 million recorded during the six months ended June 30, 2014.

If the Northwest Products System acquisition had occurred prior to 2013, our pro forma revenues would have been $70.2 million and $133.5 million, respectively, for the three and six months ended June 30, 2013. Our pro forma net income would have been $14.8 million and $36.4 million, respectively, for the three and six months ended June 30, 2013.

NOTE C - RELATED-PARTY TRANSACTIONS

Affiliate Agreements

The Partnership has various long-term, fee-based commercial agreements with Tesoro under which we provide pipeline transportation, trucking, terminal distribution, storage and petroleum-coke handling services and Tesoro commits to minimum monthly throughput volumes of crude oil and refined products. We believe the terms and conditions under these agreements are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

We entered into or amended the following agreements with Tesoro in 2014:

Terminalling Services Agreement - Nikiski. The Partnership entered into a ten-year master terminalling services agreement (the “Nikiski TSA”) with Tesoro at the closing of the first portion of the West Coast Logistics Assets acquisition on July 1, 2014. Tesoro has the option to extend the term for up to two renewal terms of five years each. Under the Nikiski TSA, Tesoro pays the Partnership fees for certain terminalling, storage and ancillary services at the Partnership’s Nikiski terminal, which was acquired as part of the first portion of the West Coast Logistics Assets acquisition.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Terminalling Services Agreement - Anacortes. The Partnership entered into a ten-year master terminalling services agreement (the “Anacortes TSA”) with Tesoro at the closing of the first portion of the West Coast Logistics Assets acquisition on July 1, 2014. Tesoro has the option to extend the term for up to two renewal terms of five years each. Under the Anacortes TSA, Tesoro pays the Partnership fees for certain terminalling, storage and ancillary services at the Partnership’s Anacortes terminal, which was acquired as part of the first portion of the West Coast Logistics Assets acquisition.

Terminalling Services Agreement - Martinez. The Partnership entered into a ten-year master terminalling services agreement (the “Martinez TSA”) with Tesoro at the closing of the first portion of the West Coast Logistics Assets acquisition on July 1, 2014. Tesoro has the option to extend the term for up to two renewal terms of five years each. Under the Martinez TSA, Tesoro pays the Partnership fees for certain terminalling, storage and ancillary services at the Partnership’s Martinez terminal, which was acquired as part of the first portion of the West Coast Logistics Assets acquisition.

Storage Services Agreement - Anacortes. The Partnership entered into a ten-year storage services agreement (the “SSA”), with Tesoro with respect to crude and black oil Anacortes storage tanks, which were acquired as a part of the first portion of the West Coast Logistics Assets acquisition on July 1, 2014. Tesoro has the option to extend the term for up to two renewal terms of five years each. Under the SSA, Tesoro pays the Partnership fees for storage and handling services for crude oil, refinery feedstocks and refined products at the Anacortes terminal.

Anacortes Truck Rack Construction Agreement. The Partnership entered into a construction service agreement (the “Construction Agreement”) with Tesoro on July 28, 2014. Under the Construction Agreement, effective July 1, 2014, the Partnership will pay Tesoro a fixed fee of $23.0 million for the construction of a new refined products distribution truck rack at the site of Partnership’s Anacortes terminal, which was acquired as part of the first portion of the West Coast Logistics Assets acquisition.

Third Amended and Restated Omnibus Agreement. The Partnership entered into an omnibus agreement with Tesoro at the closing of our initial public offering (the “Initial Offering”). The agreement has been amended for each of the Acquisitions from Tesoro, and was most recently amended on July 1, 2014 in connection with the first portion of the West Coast Logistics Assets acquisition (the “Amended Omnibus Agreement”). In addition, the schedules to the Amended Omnibus Agreement were amended and restated, effective July 1, 2014, increasing the annual administrative fee payable by the Partnership to Tesoro under the Amended Omnibus Agreement from $5.5 million as of December 31, 2013 to $5.7 million as of July 1, 2014 for the provision of certain insurance coverage and various general and administrative services, including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, administration and other corporate services. In addition, the Partnership reimburses Tesoro for all other direct or allocated costs and expenses incurred by Tesoro or its affiliates on its behalf.

Under the Amended Omnibus Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets acquired from Tesoro, with the exception of the Los Angeles Terminal Assets acquisition and Los Angeles Logistics Assets acquisition, which are covered by the Carson Assets Indemnity Agreement (“Carson Assets Indemnity Agreement”). With respect to certain assets that we acquired from Tesoro, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of closing. Under the Amended Omnibus Agreement, the aggregate annual deductible for each type of liability (unknown environmental liabilities or title matters) is $0.6 million, as of July 1, 2014.

Secondment and Logistics Services Agreement. In connection with the acquisition of the first portion of the West Coast Logistics Assets on July 1, 2014, we terminated our Operational Services Agreement and entered into the Secondment and Logistics Services Agreement (the “Secondment Agreement”). Under the Secondment Agreement, employees of Tesoro are seconded to our general partner to provide operational and maintenance services for certain of our pipelines and terminals, and we reimburse our general partner for these costs. During their period of secondment, the seconded employees are under the management and supervision of our general partner. Conversely, employees of TLGP may be seconded to Tesoro to provide operational and maintenance services related to certain assets, for which Tesoro will reimburse our General Partner for the associated costs.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary of Affiliate Transactions

A summary of revenue and expense transactions with Tesoro, including expenses directly charged and allocated to our Predecessor, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$114,214	$54,102	$223,794	$101,994
Operating and maintenance expenses (a)	8,309	9,741	18,580	13,179
General and administrative expenses	9,228	4,047	16,708	6,873
____________

(a)
Operating and maintenance expenses include imbalance settlement gains of $2.7 million and $2.6 million for the three months ended June 30, 2014 and 2013, respectively, and $5.1 million and $5.0 million for the six months ended June 30, 2014 and 2013, respectively.

In accordance with our partnership agreement, our common and general partner interests are entitled to receive quarterly distributions of available cash. In February and May 2014, we paid quarterly cash distributions, of which $34.4 million was paid to Tesoro and TLGP, including incentive distribution rights (“IDRs”). On July 24, 2014, we declared a quarterly cash distribution of $0.615 per unit, which will be paid on August 14, 2014. The distribution will include payment of $20.3 million to Tesoro and TLGP, including IDRs.

NOTE D - NET INCOME PER UNIT

We use the two-class method when calculating the net income per unit applicable to limited partners, because we have more than one participating security. At June 30, 2014, our participating securities consist of common units, general partner units and IDRs. Net income earned by the Partnership is allocated between the limited (both common and subordinated) and general partners in accordance with our partnership agreement. We base our calculation of net income per unit on the weighted average number of common and subordinated limited partner units outstanding during the period.

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

Following payment of the cash distribution for the first quarter of 2014 and the attainment of necessary approvals, the requirements for the conversion of all subordinated units were satisfied under the partnership agreement. As a result, effective May 16, 2014, the 15,254,890 subordinated units were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. The Partnership’s net income was allocated to the general partner and the limited partners, including the holders of the subordinated units through May 15, 2014, in accordance with our partnership agreement. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to partners	$32,766	$19,173	$77,264	$37,851
General partner’s distributions (including IDRs) (a)	(8,292)	(2,149)	(15,139)	(3,815)
Limited partners’ distributions on common units	(29,199)	(16,179)	(52,328)	(31,014)
Limited partners’ distributions on subordinated units (b)	(4,641)	(7,780)	(13,641)	(15,255)
Distributions greater than earnings	$(9,366)	$(6,935)	$(3,844)	$(12,233)

General partner’s earnings:
Distributions (including IDRs) (a)	$8,292	$2,149	$15,139	$3,815
Allocation of distributions greater than earnings	(186)	(139)	(77)	(245)
Total general partner’s earnings	$8,106	$2,010	$15,062	$3,570

Limited partners’ earnings on common units:
Distributions	$29,199	$16,179	$52,328	$31,014
Allocation of distributions greater than earnings	(7,908)	(4,543)	(2,980)	(7,930)
Total limited partners’ earnings on common units	$21,291	$11,636	$49,348	$23,084

Limited partners’ earnings on subordinated units (b):
Distributions	$4,641	$7,780	$13,641	$15,255
Allocation of distributions greater than earnings	(1,272)	(2,253)	(787)	(4,058)
Total limited partners’ earnings on subordinated units	$3,369	$5,527	$12,854	$11,197

Weighted average limited partner units outstanding:
Common units - basic	46,911,533	30,752,989	43,070,111	29,812,337
Common unit equivalents	100,891	110,149	99,187	91,443
Common units - diluted	47,012,424	30,863,138	43,169,298	29,903,780

Subordinated units - basic and diluted (b)	7,543,627	15,254,890	11,377,957	15,254,890

Net income per limited partner unit (c):
Common - basic	$0.45	$0.38	$1.15	$0.77
Common - diluted	$0.45	$0.38	$1.14	$0.77
Subordinated - basic and diluted	$0.45	$0.36	$1.13	$0.73
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

(b)
On May 16, 2014, the 15,254,890 subordinated units were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. Distributions and the Partnership’s net income were allocated to the subordinated units through May 15, 2014.

(c)
We base our calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. Therefore, as a result of the public offering of common units in January 2013, and the conversion of the subordinated units to common units in May 2014, net income per common and subordinated limited partner units may not agree for the periods presented.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in thousands):

	June 30, 2014	December 31, 2013
Crude Oil Gathering	$227,202	$172,114
Terminalling and Transportation	1,353,957	1,331,387
Gross Property, Plant and Equipment	1,581,159	1,503,501
Accumulated depreciation	(167,102)	(135,200)
Net Property, Plant and Equipment	$1,414,057	$1,368,301

NOTE F - MAJOR CUSTOMER AND CONCENTRATIONS OF CREDIT RISK

Tesoro accounted for 88% of our total revenues for the three and six months ended June 30, 2014 and 90% and 91% of our total revenues for the three and six months ended June 30, 2013, respectively. The revenues for each period are not comparable as no revenue was recorded by the Predecessor for transactions with Tesoro in the Terminalling and Transportation segment prior to the Acquisitions from Tesoro.

NOTE G - DEBT

Our total debt at June 30, 2014 and December 31, 2013 was comprised of the following (in thousands):

Debt, including current maturities:	June 30, 2014	December 31, 2013
Revolving Credit Facility	$227,600	$—
5.875% TLLP Senior Notes due 2020 (a)	605,251	605,598
6.125% TLLP Senior Notes due 2021	550,000	550,000
Capital lease obligations	8,556	8,745
Total Debt	1,391,407	1,164,343
Current maturities	(328)	(323)
Debt, Less Current Maturities	$1,391,079	$1,164,020
____________
(a) Includes unamortized premium of $5.3 million and $5.6 million as of June 30, 2014 and December 31, 2013, respectively.

Revolving Credit Facility

As of June 30, 2014, our Revolving Credit Facility provided for total loan availability of $575.0 million, and we are allowed to request that the loan availability be increased up to an aggregate of $650.0 million, subject to receiving increased commitments from the lenders. Our Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. We had $227.6 million of borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused loan availability of $347.1 million as of June 30, 2014. The weighted average interest rate for borrowings under our Revolving Credit Facility was 2.78% as of June 30, 2014. The Revolving Credit Facility is scheduled to mature on December 31, 2017.

As of June 30, 2014, the Revolving Credit Facility was subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
TLLP Revolving Credit Facility (b)	0.16%	2.50%	3.25%	1.50%	0.500%
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

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Exchange Offer

The Partnership entered into a registration rights agreement (“Registration Rights Agreement”) in connection with the December 2013 private offering of $250.0 million of Senior Notes due 2020 (the “Unregistered Notes”). On July 25, 2014, the Partnership completed an offer to exchange the Unregistered Notes for notes registered under the Securities Act of 1933, as amended (the “Exchange Notes”). The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the Unregistered Notes for which they were exchanged, except that the Exchange Notes generally are not subject to transfer restrictions. The exchange offer fulfills all of the requirements of the Registration Rights Agreement for the Unregistered Notes.

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

NOTE H - COMMITMENTS AND CONTINGENCIES

Indemnification

Under the Amended Omnibus Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and subsequent acquisitions from Tesoro, excluding the Los Angeles Terminal Assets and the Los Angeles Logistics Assets. Under the Carson Assets Indemnity Agreement, Tesoro retained responsibility for remediation of known environmental liabilities due to the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the acquisition dates, and has indemnified the Partnership for any losses incurred by the Partnership arising out of those remediation obligations. See Note J of our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding the terms and conditions of the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement.

Environmental Liabilities

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change and that additional costs will be recorded as more information becomes available. Our accruals for these environmental expenditures totaled $23.0 million and $24.4 million at June 30, 2014 and December 31, 2013, respectively. Changes in our environmental liabilities during the period were as follows (in thousands):

	Tioga Crude Oil Pipeline Release	Chevron Corrective Action Order	Other Liabilities	Total
Balance at December 31, 2013	$11,568	$8,016	$4,856	$24,440
Additions	5,636	—	571	6,207
Expenditures	(2,122)	(5,159)	(325)	(7,606)
Balance at June 30, 2014	$15,082	$2,857	$5,102	$23,041

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Tioga, North Dakota Crude Oil Pipeline Release

In September 2013, the Partnership responded to the release of approximately 20,000 barrels of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted during the next few years to restore the site for agricultural use. We accrued an additional $5.6 million during the six months ended June 30, 2014 to reflect improved scope definition and estimates which resulted in an increase in the total estimated cost associated with the project. Probable insurance recoveries related to the Crude Oil Pipeline Release of $17.2 million and $14.0 million were included in other receivables at June 30, 2014 and December 31, 2013, respectively, pursuant to a pollution liability insurance policy, which is subject to a $1.0 million deductible and a $25.0 million loss limit. Through June 30, 2014, we have received insurance proceeds of $2.4 million in reimbursement of costs incurred.

Costs to comply with a safety order related to the Crude Oil Pipeline Release issued by the Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation (“PHMSA”) are not expected to have a material adverse effect on our liquidity, financial position or results of operations.

Chevron Diesel Pipeline Release

On March 18, 2013, Chevron detected and responded to the release of diesel fuel (the “Diesel Pipeline Release”) that occurred near Willard, Utah on the Northwest Products System. As a result of this release, a Corrective Action Order (the “CAO”) was issued on March 22, 2013 by PHMSA. In addition, on April 11, 2013, the Department of Environmental Quality, Division of Water Quality, of the state of Utah issued a notice of violation and compliance order. In accordance with the sale and purchase agreements related to the Northwest Products System acquisition, as amended, Chevron retains financial and operational responsibility to remediate the site of the Diesel Pipeline Release through mid-2015, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident.

The Partnership assumed responsibility for performing additional testing and associated pipeline repairs on the pipeline pursuant to the CAO upon closing the Northwest Products System acquisition. In connection with the Northwest Products System acquisition, our condensed consolidated balance sheet included $2.9 million and $8.0 million in accrued environmental liabilities related to the CAO at June 30, 2014 and December 31, 2013, respectively, and $4.9 million and $4.7 million in accruals unrelated to the Diesel Pipeline Release included in other noncurrent liabilities at June 30, 2014 and December 31, 2013, respectively.

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

NOTE I - EQUITY

We had 35,350,338 common public units outstanding as of June 30, 2014. Additionally, Tesoro owned 19,110,714 of our common units and 1,110,282 of our general partner units (the 2% general partner interest) as of June 30, 2014, which together constitutes a 36% ownership interest in us.

Following payment of the cash distribution for the first quarter of 2014 and the attainment of necessary approvals, the requirements for the conversion of all subordinated units were satisfied under the partnership agreement. As a result, effective May 16, 2014, 15,254,890 subordinated units were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. The conversion of the subordinated units did not impact the amount of cash distributions paid by the Partnership or the total number of its outstanding units.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On June 25, 2014, we filed a prospectus supplement to our shelf registration statement filed with the SEC in 2012, authorizing the continuous issuance of up to an aggregate of $200.0 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). During the three months ended June 30, 2014, we issued an aggregate of 5,500 common units under our ATM Program, generating proceeds of approximately $0.4 million, net of offering costs. The net proceeds from these sales will be used for general partnership purposes. We paid fees of $7,903 related to the issuance of units under the ATM Program for the three months ended June 30, 2014. We issued an additional 193,900 common units under this program for net proceeds of $13.6 million (net of offering costs of $0.3 million) that settled in July 2014.

The table below summarizes changes in the number of units outstanding from December 31, 2013 through June 30, 2014 (in units):

	Partnership
	Common	Subordinated	General Partner	Total
Balance at December 31, 2013	39,148,916	15,254,890	1,110,282	55,514,088
Issuance of units under ATM Program	5,500	—	—	5,500
Unit-based compensation awards (a)	51,746	—	—	51,746
Subordinated unit conversion	15,254,890	(15,254,890)	—	—
Balance at June 30, 2014	54,461,052	—	1,110,282	55,571,334
_____________
(a) Unit-based compensation awards are presented net of 22,933 units withheld for taxes.

The summarized changes in the carrying amount of our equity are as follows (in thousands):

	Partnership
	Common	Subordinated	General Partner	Total
Balance at December 31, 2013	$459,261	$(161,311)	$(52,598)	$245,352
Equity offering under ATM Program, net of issuance costs	379	—	8	387
Quarterly distributions (b)	(45,583)	(17,619)	(12,332)	(75,534)
Net income attributable to partners	48,681	13,789	14,794	77,264
Other	7,174	(13)	600	7,761
Subordinated unit conversion	(165,154)	165,154	—	—
Balance at June 30, 2014	$304,758	$—	$(49,528)	$255,230
_____________
(b) Includes $0.3 million paid for distribution equivalent rights related to unit-based compensation awards vested during the six months ended June 30, 2014.

Allocations of Net Income

Our partnership agreement contains provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss will be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions fully allocated to the general partner.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the allocation of the general partner’s interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to partners	$32,766	$19,173	$77,264	$37,851
General partner’s IDRs	(7,452)	(1,627)	(13,520)	(2,813)
Net income available to partners	$25,314	$17,546	$63,744	$35,038
General partner’s ownership interest	2.0%	2.0%	2.0%	2.0%
General partner’s allocated interest in net income	$506	$351	$1,274	$701
General partner’s IDRs	7,452	1,627	13,520	2,813
Total general partner’s interest in net income	$7,958	$1,978	$14,794	$3,514

Cash Distributions

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Quarterly Distribution Per Unit	Total Cash Distribution including general partner IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2013	$0.565	$36,265	February 13, 2014	February 3, 2014
March 31, 2014	$0.590	$38,976	May 15, 2014	May 5, 2014
June 30, 2014 (c)	$0.615	$42,132	August 14, 2014	August 4, 2014
_____________
(c) This distribution was declared on July 24, 2014 and will be paid on the date of distribution.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three and six months ended June 30, 2014 and 2013 (in thousands). Our distributions are declared subsequent to quarter end; therefore, the table represents total cash distributions applicable to the period in which the distributions are earned.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
General partner’s distributions:
General partner’s distributions	$840	$522	$1,619	$1,002
General partner’s IDRs	7,452	1,627	13,520	2,813
Total general partner’s distributions	8,292	2,149	15,139	3,815

Limited partners’ distributions:
Common	29,199	16,179	52,328	31,014
Subordinated	4,641	7,780	13,641	15,255
Total limited partners’ distributions	33,840	23,959	65,969	46,269
Total Cash Distributions	$42,132	$26,108	$81,108	$50,084

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE J - EQUITY-BASED COMPENSATION

Unit-based compensation expense related to the Partnership that was included in our condensed statements of combined consolidated operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Performance phantom units	$517	$442	$810	$843
Service phantom units	53	52	107	93
Total Unit-Based Compensation Expense	$570	$494	$917	$936

Performance Phantom Unit Awards

We granted 39,380 performance phantom unit awards at a grant date fair value of $67.97 in February 2014. The estimated fair value of these awards is amortized over a three-year vesting period using the straight-line method.

Service Phantom Unit Awards

We granted approximately 3,324 service phantom unit awards to non-employee directors at a grant date fair value of $58.13 in February 2014. The estimated fair value of these awards is amortized over a one-year vesting period using the straight-line method.

NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash activities include interest paid, net of capitalized interest, of $40.5 million and $12.0 million for the six months ended June 30, 2014 and 2013, respectively. Supplemental disclosure of non-cash activities is as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Assets received for deposit paid in prior period	$—	$40,000
Capital expenditures included in accounts payable	21,737	11,333
Receivable from affiliate for capital expenditures	4,167	1,120
Capital leases and other	3,950	5,026

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

•	19 crude oil and refined products terminals and storage facilities in the western and midwestern U.S.;

•	four marine terminals in California;

•	a rail-car unloading facility in Washington;

•	a petroleum coke handling and storage facility in Los Angeles; and

•	other pipelines which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City and Los Angeles.

Our revenues are generated from existing third-party contracts and from commercial agreements we have entered into with Tesoro under which Tesoro pays us fees for gathering crude oil and distributing, transporting and storing crude oil and refined products. We do not have any foreign operations.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our operating segments are strategic business units that offer different services. We evaluate the performance of each segment based on its respective operating income. Certain general and administrative expenses and interest and financing costs are excluded from segment operating income as they are not directly attributable to a specific operating segment. Identifiable assets are those used by the segment, whereas other assets are principally cash, deposits and other assets that are not associated with a specific operating segment.

Segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES
Crude Oil Gathering:
Affiliate	$25,115	$20,529	$48,366	$41,906
Third-party	1,968	416	3,341	730
Total Crude Oil Gathering	27,083	20,945	51,707	42,636
Terminalling and Transportation:
Affiliate (a)	89,099	33,573	175,428	60,088
Third-party	14,143	5,587	28,239	9,003
Total Terminalling and Transportation	103,242	39,160	203,667	69,091
Total Segment Revenues	$130,325	$60,105	$255,374	$111,727

OPERATING INCOME
Crude Oil Gathering	$11,925	$7,688	$22,939	$16,715
Terminalling and Transportation	43,026	16,043	97,436	35,592
Total Segment Operating Income	54,951	23,731	120,375	52,307
Unallocated general and administrative expenses	(4,712)	(4,104)	(7,891)	(8,421)
Interest and financing costs, net	(17,473)	(6,571)	(35,220)	(12,175)
Interest income	—	470	—	493
NET INCOME	$32,766	$13,526	$77,264	$32,204

CAPITAL EXPENDITURES
Crude Oil Gathering	$33,667	$14,924	$51,322	$18,869
Terminalling and Transportation	13,878	7,510	22,707	13,801
Total Capital Expenditures	$47,545	$22,434	$74,029	$32,670
____________

(a)
Our Predecessor did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition.

Identifiable assets by operating segment were as follows (in thousands):

Identifiable Assets	June 30, 2014	December 31, 2013
Crude Oil Gathering	$212,603	$154,583
Terminalling and Transportation	1,503,002	1,299,310
Other	31,934	48,419
Total Identifiable Assets	$1,747,539	$1,502,312

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

As part of our strategy to make capital investments to expand our existing asset base, we entered into two transactions with Tesoro and Tesoro Logistics GP, LLC (“TLGP”), our general partner, pursuant to which TLLP acquired the following from Tesoro in 2013:

•	six marketing terminals and storage facilities located in Southern California (the “Los Angeles Terminal Assets”) effective June 1, 2013; and

•
two marine terminals, a marine storage facility, a products terminal, a petroleum coke handling and storage facility and crude oil and refined products pipelines located in Southern California (the “Los Angeles Logistics Assets”) effective December 6, 2013.

These transactions are collectively referred to as “Acquisitions from Tesoro” and were transfers between entities under common control. Accordingly, the financial information of TLLP contained herein has been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Tesoro for the three and six months ended June 30, 2013 with the exception of the Los Angeles Terminal Assets since they were not operated by Tesoro prior to their acquisition by TLLP. We refer to the historical results of the Los Angeles Logistics Assets, prior to December 6, 2013, as our “Predecessor.” Our financial results may not be comparable as our Predecessor recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See “Factors Affecting the Comparability of Our Financial Results” in our Annual Report on Form 10-K for the year ended December 31, 2013.

On June 19, 2013, we purchased a regulated common carrier products pipeline system running from Salt Lake City, Utah to Spokane, Washington (“Northwest Products Pipeline”) and three refined products terminals in Boise and Pocatello, Idaho and Pasco, Washington (collectively, the “Northwest Products System”) from Chevron Pipe Line Company and Northwest Terminalling Company (collectively, “Chevron”).

The Acquisitions from Tesoro and the acquisition of the Northwest Products System are collectively referred to as the “2013 Acquisitions.”

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on page 37 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.

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

Our financial information includes the historical results of our Predecessor (for the three and six months ended June 30, 2013) and the results of TLLP (for all periods presented). The financial statements of our Predecessor have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessor had been operated as an unaffiliated entity. Most notably, this applies to the revenue associated with the terms of the commercial agreements as our Predecessor did not record revenues for transactions with Tesoro in the Terminalling and Transportation segment for assets acquired in the Los Angeles Logistics Assets acquisition.

We generate revenue by charging fees for gathering crude oil and for terminalling, transporting and storing crude oil and refined products. Since we do not own any of the crude oil or refined products that we handle nor engage in the trading of crude oil or refined products, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customers’ operations. For the three and six months ended June 30, 2014, 88% of our total revenues were derived from Tesoro under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

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

We have been implementing our strategy and goals discussed above, allowing us to steadily increase our cash flow available to be distributed to unitholders (“Distributable Cash Flow”) and increase our distributions by 21% over the last year.

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

In April 2014, we successfully concluded our first open season for the High Plains pipeline expansion. We received commitments for nearly all of the offered capacity of 70,000 barrels per day (“bpd”) to move crude oil from various locations south of Lake Sakakawea to Ramberg Station in North Dakota. We are progressing through the open season regulatory process and expect to commence shipments during the third quarter of 2014 in conjunction with the completion of the High Plains pipeline reversal project. Committed shippers have received notification and the petition for declaratory order from the Federal Energy Regulatory Commission (“FERC”) has been filed.

In May 2014, we successfully concluded our second open season after receiving sufficient commitments from third party shippers to warrant construction of a pipeline gathering system (“Connolly Gathering System”), formerly referred to as the “Dunn County Gathering System”, by our wholly-owned subsidiary Tesoro High Plains Pipeline Company LLC (“THPP”). The Connolly Gathering System will gather crude oil from various points in Dunn County, North Dakota for delivery to a central delivery point at the existing Connolly Station, on THPP’s pipeline system. Construction began in July 2014 with targeted completion by the end of 2015. The capacity of the gathering system’s main delivery line will be approximately 60,000 bpd to accommodate estimated peak production of crude oil from the area; the capacity of each individual lateral will correspond to commitments received from third party shippers in each geographical area. Committed shippers have received notification and the petition for declaratory order from the FERC has been filed.

On June 23, 2014, we entered into an agreement with Tesoro to acquire certain terminalling and pipeline assets owned by Tesoro and two of its subsidiaries, Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC. Under the terms of the agreement, TLLP acquired three marketing terminals and a storage facility and will acquire a refined products pipeline (the “West Coast Logistics Assets”) for total consideration of $270.0 million. The operations of the West Coast Logistics Assets will be included in our Terminalling and Transportation segment. The assets will be acquired in two stages.

On July 1, 2014, we closed on the purchase of the first portion of the West Coast Logistics Assets in exchange for consideration of $241.4 million, comprised of approximately $214.4 million in cash and the issuance of equity to Tesoro with a fair value of $27.0 million. We borrowed $214.0 million on our revolving credit facility (the “Revolving Credit Facility”) on June 30, 2014, which was immediately distributed to TLGP to finance the transaction. This advance distribution to TLGP was recorded as a deposit in our condensed consolidated balance sheet as of June 30, 2014. The equity was comprised of 370,843 common units and 8,856 general partner units.

The first portion of the West Coast Logistics Assets include:

•	a truck terminal and six storage tanks, located in Nikiski, Alaska;

•	a truck terminal, rail loading and unloading facility, and four storage tanks with a shell capacity of approximately 1.5 million barrels, all located at Tesoro’s refinery in Anacortes, Washington;

•	a truck terminal and rail loading and unloading facility, all located at Tesoro’s refinery in Martinez, California; and

•	certain related assets.

TLLP expects to complete the second portion of this acquisition in the third quarter or early in the fourth quarter of 2014, upon receiving the required regulatory approval from the Regulatory Commission of Alaska, for cash consideration of $28.6 million. The remaining assets consist of all of Tesoro’s membership interests in Tesoro Alaska Pipeline Company LLC, a wholly-owned subsidiary of Tesoro, which owns an approximately 70 mile long common carrier refined products pipeline connecting Tesoro’s Kenai refinery to Anchorage, Alaska with expected average throughput of approximately 35,000 barrels per day.

In addition, TLLP plans to develop a new truck rack at the site of the acquired Anacortes terminal which is expected to add an additional 6,000 to 7,000 bpd of throughput.

Agreements with Tesoro

The Partnership has various long-term, fee-based commercial agreements with Tesoro under which we provide pipeline transportation, trucking, terminal distribution, storage and petroleum-coke handling services and Tesoro commits to minimum monthly throughput volumes of crude oil and refined products. We believe the terms and conditions under these agreements, as well as our other agreements with Tesoro are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

We entered into or amended the following agreements with Tesoro in 2014:

Terminalling Services Agreement - Nikiski. The Partnership entered into a ten-year master terminalling services agreement (the “Nikiski TSA”) with Tesoro at the closing of the first portion of the West Coast Logistics Assets acquisition on July 1, 2014. Tesoro has the option to extend the term for up to two renewal terms of five years each. Under the Nikiski TSA, Tesoro pays the Partnership fees for certain terminalling, storage and ancillary services at the Partnership’s Nikiski terminal, which was acquired as part of the first portion of the West Coast Logistics Assets acquisition.

Terminalling Services Agreement - Anacortes. The Partnership entered into a ten-year master terminalling services agreement (the “Anacortes TSA”) with Tesoro at the closing of the first portion of the West Coast Logistics Assets acquisition on July 1, 2014. Tesoro has the option to extend the term for up to two renewal terms of five years each. Under the Anacortes TSA, Tesoro pays the Partnership fees for certain terminalling, storage and ancillary services at the Partnership’s Anacortes terminal, which was acquired as part of the first portion of the West Coast Logistics Assets acquisition.

Terminalling Services Agreement - Martinez. The Partnership entered into a ten-year master terminalling services agreement (the “Martinez TSA”) with Tesoro at the closing of the first portion of the West Coast Logistics Assets acquisition on July 1, 2014. Tesoro has the option to extend the term for up to two renewal terms of five years each. Under the Martinez TSA, Tesoro pays the Partnership fees for certain terminalling, storage and ancillary services at the Partnership’s Martinez terminal, which was acquired as part of the first portion of the West Coast Logistics Assets acquisition.

Storage Services Agreement - Anacortes. The Partnership entered into a ten-year storage services agreement (the “SSA”), with Tesoro with respect to crude and black oil Anacortes storage tanks, which were acquired as a part of the first portion of the West Coast Logistics Assets acquisition on July 1, 2014. Tesoro has the option to extend the term for up to two renewal terms of five years each. Under the SSA, Tesoro pays the Partnership fees for storage and handling services for crude oil, refinery feedstocks and refined products at the Anacortes terminal.

Anacortes Truck Rack Construction Agreement. The Partnership entered into a construction service agreement (the “Construction Agreement”) with Tesoro on July 28, 2014. Under the Construction Agreement, effective July 1, 2014, the Partnership will pay Tesoro a fixed fee of $23.0 million for the construction of a new refined products distribution truck rack at the site of Partnership’s Anacortes terminal, which was acquired as part of the first portion of the West Coast Logistics Assets acquisition.

Third Amended and Restated Omnibus Agreement. The Partnership entered into an omnibus agreement with Tesoro at the closing of our initial public offering (the “Initial Offering”). The agreement has been amended for each of the Acquisitions from Tesoro, and was most recently amended on July 1, 2014 in connection with the first portion of the West Coast Logistics Assets acquisition (the “Amended Omnibus Agreement”). In addition, the schedules to the Amended Omnibus Agreement were amended and restated, effective July 1, 2014, increasing the annual administrative fee payable by the Partnership to Tesoro under the Amended Omnibus Agreement from $5.5 million as of December 31, 2013 to $5.7 million as of July 1, 2014 for the provision of certain insurance coverage and various general and administrative services, including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, administration and other corporate services. In addition, the Partnership reimburses Tesoro for all other direct or allocated costs and expenses incurred by Tesoro or its affiliates on its behalf.

Under the Amended Omnibus Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets acquired from Tesoro, with the exception of the Los Angeles Terminal Assets acquisition and Los Angeles Logistics Assets acquisition, which are covered by the Carson Assets Indemnity Agreement (“Carson Assets Indemnity Agreement”). With respect to certain assets that we acquired from Tesoro, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of closing. Under the Amended Omnibus Agreement, the aggregate annual deductible for each type of liability (unknown environmental liabilities or title matters) is $0.6 million, as of July 1, 2014.

Secondment and Logistics Services Agreement. In connection with the acquisition of the first portion of the West Coast Logistics Assets on July 1, 2014, we terminated our Operational Services Agreement and entered into the Secondment and Logistics Services Agreement (the “Secondment Agreement”). Under the Secondment Agreement, employees of Tesoro are seconded to our general partner to provide operational and maintenance services for certain of our pipelines and terminals, and we reimburse our general partner for these costs. During their period of secondment, the seconded employees are under the management and supervision of our general partner. Conversely, employees of TLGP may be seconded to Tesoro to provide operational and maintenance services related to certain assets, for which Tesoro will reimburse our General Partner for the associated costs.

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

We believe that the presentation of EBITDA and adjusted EBITDA will provide useful information to investors in assessing our results of operations. The U.S. GAAP measures most directly comparable to EBITDA and adjusted EBITDA are net income and net cash from operating activities. The amounts included in the calculation of EBITDA are derived from amounts separately presented in our condensed combined consolidated financial statements. EBITDA and adjusted EBITDA should not be considered as an alternative to U.S. GAAP net income or net cash from operating activities. EBITDA and adjusted EBITDA have important limitations as analytical tools, because they exclude some, but not all, items that affect net income and net cash from operating activities.

We believe that the presentation of Distributable Cash Flow will provide useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance as it provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating. The U.S. GAAP measure most directly comparable to Distributable Cash Flow is net income. The amounts included in the calculation of Distributable Cash Flow are derived from amounts separately presented in our condensed combined consolidated financial statements, with the exception of the change in deferred revenue, maintenance capital expenditures and reimbursement by our customers for certain maintenance capital expenditures.

We also include capital expenditures excluding the results of our Predecessor. We believe that the presentation of our capital expenditures excluding results of our Predecessor will provide useful information to investors in assessing our financial condition.

These non-GAAP financial measures should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, because they may be defined differently by other companies in our industry.

RESULTS OF OPERATIONS

A discussion and analysis of the factors contributing to our results of operations presented below includes the combined financial results of our Predecessor for the three and six months ended June 30, 2013 and the consolidated financial results of TLLP for all periods presented. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Combined Overview

The following table and discussion is a summary of our results of operations for the three and six months ended June 30, 2014 and 2013, including a reconciliation of EBITDA and adjusted EBITDA to net income and net cash from operating activities and Distributable Cash Flow to net income (in thousands, except unit and per unit amounts). Our financial results may not be comparable as our Predecessor recorded revenues and general and administrative expenses, and financed operations differently than the Partnership. See “Factors Affecting the Comparability of Our Financial Results” in our Annual Report on Form 10-K for the year ended December 31, 2013 for further information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES		(Including Predecessor)		(Including Predecessor)
Crude Oil Gathering	$27,083	$20,945	$51,707	$42,636
Terminalling and Transportation	103,242	39,160	203,667	69,091
Total Revenues	130,325	60,105	255,374	111,727
COSTS AND EXPENSES
Operating and maintenance expenses (a)	51,046	26,313	93,727	43,378
General and administrative expenses	12,448	6,851	21,794	12,904
Depreciation and amortization expenses	16,460	7,314	31,985	11,395
Loss (gain) on asset disposals and impairments	132	—	(4,616)	164
Total Costs and Expenses	80,086	40,478	142,890	67,841
OPERATING INCOME	50,239	19,627	112,484	43,886
Interest and financing costs, net	(17,473)	(6,571)	(35,220)	(12,175)
Interest income	—	470	—	493
NET INCOME	$32,766	$13,526	$77,264	$32,204

Loss attributable to Predecessor	—	5,647	—	5,647
Net Income attributable to Partners	32,766	19,173	77,264	37,851
General partner’s interest in net income, including incentive distribution rights	(7,958)	(1,978)	(14,794)	(3,514)
Limited partners’ interest in net income	$24,808	$17,195	$62,470	$34,337

Net income per limited partner unit (b):
Common - basic	$0.45	$0.38	$1.15	$0.77
Common - diluted	$0.45	$0.38	$1.14	$0.77
Subordinated - basic and diluted	$0.45	$0.36	$1.13	$0.73

Weighted average limited partner units outstanding:
Common units - basic	46,911,533	30,752,989	43,070,111	29,812,337
Common units - diluted	47,012,424	30,863,138	43,169,298	29,903,780
Subordinated units - basic and diluted	7,543,627	15,254,890	11,377,957	15,254,890

EBITDA (c)	$66,699	$26,941	$144,469	$55,281
Adjusted EBITDA (c)	$69,620	$26,941	$144,791	$55,445
Distributable Cash Flow (c)	$49,550	$20,043	$115,570	$43,066

See page 25 for footnotes to this table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reconciliation of EBITDA and Distributable Cash Flow to Net Income:		(Including Predecessor)		(Including Predecessor)
Net income	$32,766	$13,526	$77,264	$32,204
Depreciation and amortization expenses	16,460	7,314	31,985	11,395
Interest and financing costs, net	17,473	6,571	35,220	12,175
Interest income	—	(470)	—	(493)
EBITDA (c)	$66,699	$26,941	$144,469	$55,281
Loss (gain) on asset disposals and impairments	132	—	(4,616)	164
Inspection and maintenance capital expenses associated with the Northwest Products System	2,789	—	4,938	—
Adjusted EBITDA (c)	69,620	26,941	144,791	55,445
Interest and financing costs, net	(17,473)	(6,571)	(35,220)	(12,175)
Proceeds from sale of assets	—	—	9,721	—
Maintenance capital expenditures (d)	(4,628)	(4,437)	(6,292)	(6,333)
Reimbursement for maintenance capital expenditures (d)	1,011	2,404	1,497	3,587
Non-cash unit-based compensation expense	570	490	917	920
Change in deferred revenue	450	746	156	1,129
Interest income	—	470	—	493
Distributable Cash Flow (c)	$49,550	$20,043	$115,570	$43,066

Reconciliation of EBITDA to Net Cash from Operating Activities:
Net cash from operating activities	$18,543	$23,370	$89,214	$53,074
Interest and financing costs, net	17,473	6,571	35,220	12,175
Changes in assets and liabilities	32,179	(1,630)	17,917	(7,553)
Gain (loss) on asset disposals and impairments	(132)	—	4,616	(164)
Amortization of debt issuance costs	(794)	(406)	(1,581)	(822)
Unit-based compensation expense	(570)	(494)	(917)	(936)
Interest income	—	(470)	—	(493)
EBITDA (c)	$66,699	$26,941	$144,469	$55,281
____________

(a)
Operating and maintenance expenses include imbalance settlement gains of $2.7 million and $2.6 million in the three months ended June 30, 2014 and 2013, respectively, and $5.1 million and $5.0 million in the six months ended June 30, 2014 and 2013, respectively.

(b)
TLLP excludes losses attributable to Predecessor from its calculation of net income per limited partner unit in accordance with the partnership agreement. The table below provides supplemental presentation of net income per limited partner unit, as adjusted, using the Net Income shown above. This supplemental information assumes the common unitholders, subordinated unitholders and General Partner participated in the pre-acquisition date losses attributable to the Predecessor for the three and six months ended June 30, 2013. There were no losses attributable to the Predecessor for the three and six months ended June 30, 2014.

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Adjusted Net Income Per Limited Partner Unit:
Common - basic and diluted	$0.26	$0.65
Subordinated - basic and diluted	$0.24	$0.61

(c)	For a definition of EBITDA, Adjusted EBITDA and Distributable Cash Flow, see “Non-GAAP Financial Measures.”

(d)	Maintenance capital expenditures include expenditures required to ensure the safety, reliability, integrity and regulatory compliance of our assets.

Summary

Our net income for the three months ended June 30, 2014 (“2014 Quarter”) increased $19.3 million, or 142%, to $32.8 million from $13.5 million for the three months ended June 30, 2013 (“2013 Quarter”). The increase in net income was primarily due to an increase in revenue of $70.2 million, or 117%, to $130.3 million driven by revenue generated in the 2014 Quarter under new commercial agreements entered into in conjunction with the 2013 Acquisitions. The increase in revenue was partially offset by:

•	an increase in operating and maintenance expenses of $24.7 million, or 94%, primarily related to costs associated with operations of the assets acquired in the 2013 Acquisitions;

•
an increase in net interest and financing costs of $10.9 million related to the increase in outstanding debt in the 2014 Quarter as a result of the issuance of $800.0 million of senior notes (“Senior Notes”) used to fund the 2013 Acquisitions from Tesoro;

•	an increase in depreciation expense of $9.1 million, or 125% associated with the increase in depreciable assets as a result of the 2013 Acquisitions; and

•	an increase in general and administrative expenses of $5.6 million, or 82%, primarily related to higher allocated overhead to support the Partnership’s growing business.

Our net income for the six months ended June 30, 2014 (“2014 Period”) increased $45.1 million, or 140%, to $77.3 million from $32.2 million for the six months ended June 30, 2013 (“2013 Period”). The increase in net income was primarily due to an increase in revenue of $143.6 million, or 129%, to $255.4 million driven by revenue generated in the 2014 Period under new commercial agreements entered into in conjunction with the 2013 Acquisitions. In addition, we recognized a gain of $4.7 million related to the sale of our legacy refined products terminal in Boise, Idaho (“Boise Terminal”) during the 2014 Period. The increase in revenue and gain recognized during the 2014 Period were partially offset by:

•	an increase in operating and maintenance expenses of $50.3 million, or 116%, mainly related to costs associated with operations of the assets acquired in the 2013 Acquisition;

•
an increase in net interest and financing costs of $23.0 million related to the increase in outstanding debt in the 2014 Period as a result of the issuance of $800.0 million of Senior Notes used to fund the 2013 Acquisitions from Tesoro;

•	an increase in depreciation expense of $20.6 million, or 181%, primarily associated with the increase in depreciable assets as a result of the 2013 Acquisitions; and

•	an increase in general and administrative expenses of $8.9 million, or 69%, primarily related to higher allocated overhead to support the Partnership’s growing business.

Crude Oil Gathering Segment

The following table and discussion is an explanation of our results of operations of the Crude Oil Gathering segment for the three and six months ended June 30, 2014 and 2013 (in thousands, except barrel and per barrel amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES
Pipeline revenues	$13,304	$9,048	$25,119	$18,489
Trucking revenues	13,779	11,897	26,588	24,147
Total Revenues	27,083	20,945	51,707	42,636
COSTS AND EXPENSES
Operating and maintenance expenses (a)	13,842	11,467	24,777	22,431
General and administrative expenses	152	761	1,804	1,455
Depreciation and amortization expenses	1,032	1,029	2,055	2,035
Loss on asset disposals and impairments	132	—	132	—
Total Costs and Expenses	15,158	13,257	28,768	25,921
CRUDE OIL GATHERING SEGMENT OPERATING INCOME	$11,925	$7,688	$22,939	$16,715
VOLUMES (bpd)
Pipeline throughput	108,848	80,543	103,449	81,445
Average pipeline revenue per barrel (b)	$1.34	$1.23	$1.34	$1.25
Trucking volume	46,884	42,084	45,798	43,497
Average trucking revenue per barrel (b)	$3.23	$3.11	$3.21	$3.07
_____________

(a)
Operating and maintenance expenses include imbalance settlement gains of $1.5 million for both the three months ended June 30, 2014 and 2013 and $2.6 million and $2.9 million in the six months ended June 30, 2014 and 2013, respectively.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Volumes. Average pipeline throughput volumes increased 28,305 bpd, or 35%, in the 2014 Quarter as a result of the expansion of our High Plains System. This includes a 7,337 bpd increase in third-party volumes during the 2014 Quarter reflecting the continued capture of incremental volume on the High Plains Pipeline in North Dakota through the addition of new capacity associated with the initial phase of the High Plains Pipeline reversal project and contributions from the initial build-out of the Bakken Area Storage Hub. Trucking throughput volumes increased 4,800 during the 2014 Quarter as compared to the 2013 Quarter, which includes a 4,031 bpd increase in volumes hauled by our proprietary fleet consistent with our strategy to expand the utilization of our proprietary fleet in order to generate cost and operating efficiencies.

Financial Results. Revenues increased $6.2 million, or 29%, to $27.1 million for the 2014 Quarter compared to $20.9 million in the 2013 Quarter. Pipeline and trucking revenues increased $4.3 million and $1.9 million, respectively, compared to the 2013 Quarter primarily as a result of higher pipeline throughput and trucking volumes.

Operating and maintenance expenses increased $2.3 million, or 21%, to $13.8 million in the 2014 Quarter compared to $11.5 million in the 2013 Quarter primarily related to higher repair and maintenance costs associated with increased throughput on the High Plains System.

General and administrative expenses decreased $0.6 million, or 80% to $0.2 million in the 2014 Quarter compared to $0.8 million in the 2013 Quarter due to a revision to our overhead allocation methodology during the 2014 Quarter.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Volumes. Average pipeline throughput volumes increased 22,004 bpd, or 27%, in the 2014 Period primarily as a result of higher volumes to existing destinations, which includes a 6,520 bpd increase in third-party volumes. Trucking throughput volumes increased by 2,301 bpd during the 2014 Period compared to the 2013 Period. The increase in pipeline and trucking throughput reflects incremental volume on the High Plains Pipeline through the addition of new capacity associated with the initial phase of the High Plains Pipeline reversal project and contributions from the initial build-out of the Bakken Area Storage Hub during the 2014 Period.

Financial Results. Revenues increased $9.1 million, or 21%, to $51.7 million for the 2014 Period compared to $42.6 million in the 2013 Period. Pipeline and trucking revenues increased $6.6 million and $2.4 million, respectively, compared to the 2013 Period primarily as a result of the increase of 22,004 bpd for pipeline throughput and 2,301 bpd for trucking volumes.

Operating and maintenance expenses increased $2.4 million, or 10%, to $24.8 million in the 2014 Period compared to $22.4 million in the 2013 Period predominantly attributable to increased costs associated with increased throughput on the High Plains System and the growth of our trucking operations including our proprietary truck fleet.

General and administrative expenses increased $0.3 million, or 24% to $1.8 million in the 2014 Period compared to $1.5 million in the 2013 Period due to increased allocated overhead to support the growth of our Crude Oil Gathering operations.

Terminalling and Transportation Segment

The following table and discussion is an explanation of our results of operations of the Terminalling and Transportation segment for the three and six months ended June 30, 2014 and 2013 (in thousands, except barrel and per barrel amounts). Our financial information includes the historical results of our Predecessor (for the three and six months ended June 30, 2013) and the results of TLLP (for all periods presented). See “Factors Affecting the Comparability of Our Financial Results” in our Annual Report on Form 10-K for the year ended December 31, 2013 for further information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES (a)		(Including Predecessor)		(Including Predecessor)
Terminalling revenues	$79,143	$36,326	$154,940	$64,250
Pipeline transportation revenues	24,099	2,834	48,727	4,841
Total Revenues	103,242	39,160	203,667	69,091
COSTS AND EXPENSES
Operating and maintenance expenses (b)	37,204	14,846	68,950	20,947
General and administrative expenses	7,584	1,986	12,099	3,028
Depreciation and amortization expenses	15,428	6,285	29,930	9,360
Loss (gain) on asset disposals and impairments	—	—	(4,748)	164
Total Costs and Expenses	60,216	23,117	106,231	33,499
TERMINALLING AND TRANSPORTATION SEGMENT OPERATING INCOME	$43,026	$16,043	$97,436	$35,592
VOLUMES (bpd)
Terminalling throughput	889,596	553,056	883,825	472,746
Average terminalling revenue per barrel (a) (c)	$0.98	$0.72	$0.97	$0.75
Pipeline transportation throughput	772,483	85,476	778,698	88,005
Average pipeline transportation revenue per barrel (a) (c)	$0.34	$0.36	$0.35	$0.30

____________
(a) Our Predecessor did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment for assets acquired in the Los Angeles Logistics Assets acquisition prior to the date of acquisition. Volumes for all periods presented include both affiliate and third-party throughput.

(b)
Operating and maintenance expenses include imbalance settlement gains of $1.2 million and $1.1 million for the three months ended June 30, 2014 and 2013, respectively, and $2.5 million and $2.1 million in the six months ended June 30, 2014 and 2013, respectively.

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

 Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Volumes. Terminalling throughput volumes increased 336,540 bpd, or 61%, in the 2014 Quarter compared to the 2013 Quarter primarily as a result of the 2013 Acquisitions. The increase in throughput related to the new terminals acquired in 2013. Pipeline transportation throughput volumes increased 687,007 bpd in the 2014 Quarter compared to the 2013 Quarter as a result of the pipeline assets acquired in the Northwest Products System acquisition and the Los Angeles Logistics Assets acquisition. The volumes reflect operations of the Northwest Products System for the entire 2014 Quarter, compared to less than a month of operations in the 2013 Quarter.

Financial Results. Revenues increased $64.0 million, or 164%, to $103.2 million in the 2014 Quarter compared to $39.2 million in the 2013 Quarter primarily as a result of the new commercial agreements that went into effect in connection with the 2013 Acquisitions, which accounted for approximately $63.0 million of the revenue increase compared to the 2013 Quarter. The results for the 2014 Quarter include a full quarter of revenues for the 2013 Acquisitions, which were acquired late in the second quarter of 2013, compared to less than a month of revenues in the 2013 Quarter.

Operating and maintenance expenses increased $22.4 million, or 151%, to $37.2 million in the 2014 Quarter from $14.8 million in the 2013 Quarter primarily as a result of an increase of $26.4 million associated with a full quarter of operations of the 2013 Acquisitions in the 2014 Quarter compared to the 2013 Quarter.

General and administrative expense increased $5.6 million to $7.6 million in the 2014 Quarter compared to $2.0 million in the 2013 Quarter due to increased expenses for certain allocated overhead costs associated with the 2013 Acquisitions.

Depreciation and amortization expenses increased $9.1 million to $15.4 million in the 2014 Quarter from $6.3 million in the 2013 Quarter. The increase is attributable to depreciation expense related to the 2013 Acquisitions. The 2013 Quarter includes depreciation expense for the Northwest Products System from the acquisition date on June 19, 2013 and the Los Angeles Terminal Assets from the acquisition date on June 1, 2013. The 2014 Quarter results include three months of depreciation for the assets acquired in 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Volumes. Terminalling throughput volumes increased 411,079 bpd, or 87%, in the 2014 Period compared to the 2013 Period as a result of the 2013 Acquisitions. The increase in throughput related to the new terminals acquired in 2013. Pipeline transportation throughput volumes increased 690,693 bpd, or 785%, in the 2014 Period compared to the 2013 Period as a result of the pipeline assets acquired in the Northwest Products System acquisition and the Los Angeles Logistics Assets acquisition. The volumes reflect operations of the Northwest Products System for the entire 2014 Period, compared to less than a month of operations in the 2013 Period.

Financial Results. Revenues increased $134.6 million to $203.7 million in the 2014 Period compared to $69.1 million in the 2013 Period primarily as a result of the new commercial agreements that went into effect in connection with the 2013 Acquisitions, which accounted for approximately $133.3 million of the revenue increase compared to the 2013 Period. The results reflect operations of the Northwest Products System, the Los Angeles Logistics Assets and the Los Angeles Terminal Assets for the entire 2014 Period, compared to less than a month of operations of the Northwest Products System and one month of operations of the Los Angeles Terminal Assets in the 2013 Period.

Operating and maintenance expenses increased $48.1 million, or 229%, to $69.0 million in the 2014 Period from $20.9 million in the 2013 Period primarily as a result of an increase of $50.2 million associated with a full period of operations of the 2013 Acquisitions in the 2014 Period compared to the 2013 Period.

General and administrative expenses increased $9.1 million to $12.1 million in the 2014 Period compared to $3.0 million in the 2013 Period due to increased expenses for certain allocated overhead costs associated with the 2013 Acquisitions.

Depreciation and amortization expenses increased $20.5 million to $29.9 million in the 2014 Period compared to $9.4 million in the 2013 Period. The increase is attributable to depreciation expense related to the 2013 Acquisitions. The 2013 Period includes depreciation expense for the Northwest Products System from the acquisition date on June 19, 2013 and the Los Angeles Terminal Assets from the acquisition date on June 1, 2013. The 2014 Period results include six months of depreciation for the assets acquired in 2013.

Loss (gain) on asset disposals and impairments includes a gain of $4.7 million related to the sale of the Boise Terminal during the 2014 Period. We agreed to divest the Boise Terminal pursuant to the regulatory review process associated with the Northwest Products System acquisition.

CAPITAL RESOURCES AND LIQUIDITY

Our primary cash requirements relate to funding capital expenditures, meeting operational needs, paying distributions to our unitholders and paying our debt service costs. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our Revolving Credit Facility, issuances of additional debt and equity securities and reimbursement for certain maintenance and expansion capital expenditures. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements, acquisition-related requirements and debt servicing requirements and allow us to fund at least the minimum quarterly cash distributions.

We filed a shelf registration statement with the SEC on May 22, 2012 (the “2012 Shelf”), to provide the ability to raise up to $500.0 million by offering common units through one or more prospectus supplements that would describe, among other things, the specific amounts and prices of the common units offered and the terms of the offering. In October 2012, we issued common units for an aggregate of $177.9 million under the 2012 Shelf. We filed an additional shelf registration statement with the SEC on January 7, 2013, which allows us to raise an unlimited amount of common units through one or more prospectus supplements.

On June 25, 2014, we filed a prospectus supplement to our 2012 shelf registration statement filed with the SEC, authorizing the continuous issuance of up to an aggregate of $200.0 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). During the three months ended June 30, 2014, we issued an aggregate of 5,500 common units under our ATM Program, generating proceeds of approximately $0.4 million, net of offering costs. The net proceeds from these sales will be used for general partnership purposes. We paid fees of $7,903 for the three months ended June 30, 2014, related to the ATM Program. We issued an additional 193,900 common units under this program for net proceeds of $13.6 million (net of offering costs of $0.3 million) that settled in July 2014. We currently have the ability to raise up to an additional $307.8 million (including the remaining amount available under the ATM Program) through the issuance of common units under the 2012 Shelf described above.

Following payment of the cash distribution for the first quarter of 2014 and the attainment of necessary approvals, the requirements for the conversion of all subordinated units were satisfied under the partnership agreement. As a result, effective May 16, 2014, 15,254,890 subordinated units were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. The conversion of the subordinated units did not impact the amount of cash distributions paid by the Partnership or the total number of its outstanding units.

Cash distributions

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution including general partner IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2013	$0.565	$2.26	$36,265	February 13, 2014	February 3, 2014
March 31, 2014	0.590	2.36	38,976	May 15, 2014	May 5, 2014
June 30, 2014 (a)	0.615	2.46	42,132	August 14, 2014	August 4, 2014
______
(a) This distribution was declared on July 24, 2014 and will be paid on the date of distribution.

Debt Overview

Our total debt at June 30, 2014 was comprised of the following (in thousands):

Debt, including current maturities:	June 30, 2014
Revolving Credit Facility	$227,600
5.875% TLLP Senior Notes due 2020 (b)	605,251
6.125% TLLP Senior Notes due 2021	550,000
Capital lease obligations	8,556
Total Debt	$1,391,407
____________
(b) Includes unamortized premium of $5.3 million.

Revolving Credit Facility

As of June 30, 2014, our Revolving Credit Facility provided for total loan availability of $575.0 million, and we are allowed to request that the loan availability be increased up to an aggregate of $650.0 million, subject to receiving increased commitments from the lenders. Our Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. We had $227.6 million of borrowings and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused loan availability of $347.1 million as of June 30, 2014. The weighted average interest rate for borrowings under our Revolving Credit Facility was 2.78% as of June 30, 2014. The Revolving Credit Facility is scheduled to mature on December 31, 2017.

The Revolving Credit Facility was subject to the following expenses and fees at June 30, 2014:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
TLLP Revolving Credit Facility (c)	0.16%	2.50%	3.25%	1.50%	0.500%
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

The Revolving Credit Facility and our Senior Notes due 2020 and 2021 contain covenants that may, among other things, limit or restrict our ability (as well as the ability of our subsidiaries) to engage in certain activities. There have been no changes in these covenants from those described in the Annual Report on 10-K for the year ended December 31, 2013. We do not believe that these limitations will restrict our ability to pay distributions. Additionally, the Revolving Credit Facility contains covenants that require us to maintain certain interest coverage and leverage ratios. We submit compliance certifications to the bank quarterly, and we were in compliance with our debt covenants as of June 30, 2014.

Exchange Offer

The Partnership entered into a registration rights agreement (“Registration Rights Agreement”) in connection with the December 2013 private offering of $250.0 million of Senior Notes due 2020 (the “Unregistered Notes”). On July 25, 2014, the Partnership completed an offer to exchange the Unregistered Notes for notes registered under the Securities Act of 1933, as amended (the “Exchange Notes”). The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the Unregistered Notes for which they were exchanged, except that the Exchange Notes generally are not subject to transfer restrictions. The exchange offer fulfills all of the requirements of the Registration Rights Agreement for the Unregistered Notes.

Cash Flow Summary

Components of our cash flows are set forth below (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash Flows From (Used In):
Operating Activities	$89,214	$53,074
Investing Activities	(54,028)	(340,799)
Financing Activities (d)	(57,933)	344,272
Increase in Cash and Cash Equivalents	$(22,747)	$56,547
____________

(d)
Cash flows from financing activities include an advance distribution to affiliate in connection with the West Coast Logistics Assets Acquisition in the 2014 Period, and amounts distributed to Tesoro for the acquisition of the Los Angles Terminal Assets in the 2013 Period.

Operating Activities. Net cash from operating activities increased $36.1 million to $89.2 million in the 2014 Period compared to $53.1 million for the 2013 Period primarily due to higher revenues and operating income as a result of the commercial agreements executed in connection with the 2013 Acquisitions.

Investing Activities. Net cash used in investing activities for the 2014 Period decreased $286.8 million to $54.0 million compared to $340.8 million in the 2013 Period. Cash used in investing activities in the 2013 Period included $314.8 million paid upon closing the acquisition of the Northwest Products System. The decrease related to this outflow was partially offset by higher capital expenditures in the 2014 Period including spending related to the High Plains Reversal Project and the construction of the Bakken Area Storage Hub. See “Capital Expenditures” below for a discussion of the various maintenance and expansion projects in the 2014 Period, including those reimbursed by our customers. Cash provided by investing activities during the 2014 Period also included proceeds of $9.7 million from the sale of our Boise Terminal.

Financing Activities. Net cash used in financing activities for the 2014 Period was $57.9 million compared to net cash provided by financing activities of $344.3 million for the 2013 Period. The net cash provided by financing activities in the 2013 Period included net proceeds of $391.6 million from the January 2013 Offering and $8.3 million in net proceeds from the offering of general partner units to Tesoro. We paid higher quarterly cash distributions totaling $75.5 million during the 2014 Period compared to quarterly cash distributions totaling $46.9 million paid in the 2013 Period. Net cash provided by financing activities during the 2014 Period also included $227.6 million of net borrowings on our Revolving Credit Facility, $214.0 million of which were used to fund the advance distribution to TLGP in connection with the acquisition of the first portion of the West Coast Logistics Assets that closed on July 1, 2014.

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

Our total 2014 expected capital expenditures include $200.0 million for both maintenance and expansion capital projects, which increased from $160.0 million due to the addition of expected spending related to the construction of the Connolly Gathering System and the Anacortes truck rack, discussed further below. Additionally, capital expenditures related to the construction of the second phase of the Bakken Area Storage Hub have been deferred until 2015. For the remainder of 2014, we estimate that total capital expenditures will be approximately $126.0 million, or $104.3 million net of reimbursements, for both maintenance and expansion capital projects, which includes projects to expand our crude oil gathering capabilities and terminalling capacity. We anticipate that our capital expenditures will be funded primarily with cash generated from operations, reimbursement by customers for certain maintenance and expansion capital expenditures and issuances of additional debt and equity securities, as needed.

The following table is a summary of our capital expenditures for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expansion	$42,917	$17,997	$67,737	$26,337
Maintenance	4,628	4,437	6,292	6,333
Total Capital Expenditures	$47,545	$22,434	$74,029	$32,670

The following tables are a summary of our capital expenditures for the three and six months ended June 30, 2013, disaggregated to present capital expenditures for our Predecessors and of TLLP (in thousands):

			Three Months Ended June 30, 2013 Total Tesoro Logistics LP
	Tesoro Logistics LP (Partnership) (a)	Predecessors
Expansion	$17,997	$—	$17,997
Maintenance	4,246	191	4,437
Total Capital Expenditures	$22,243	$191	$22,434

			Six Months Ended June 30, 2013 Total Tesoro Logistics LP
	Tesoro Logistics LP (Partnership) (a)	Predecessors
Expansion	$26,337	$—	$26,337
Maintenance	6,142	191	6,333
Total Capital Expenditures	$32,479	$191	$32,670
_____________
(a) See “Non-GAAP Financial Measures” for information regarding the presentation of our disaggregated capital expenditures and exclusion of certain predecessor information.

Expansion Capital Expenditures

Expansion capital expenditures in the 2014 Period were $67.7 million, primarily related to the High Plains pipeline reversal project and the completion of the first phase of the Bakken Area Storage Hub. A total of $6.8 million of expansion capital expenditures were reimbursed to us in the 2014 Period. We estimate that our expansion capital expenditures for the remainder of 2014 will be approximately $92.3 million, or $84.1 million net of reimbursements. Major projects include the following:

•
High Plains pipeline reversal project which is expected to increase throughput on the High Plains pipeline by over 50 percent. The project commenced in 2013 and has an expected completion in 2014. The High Plains pipeline reversal project has a total expected spend of $35.0 million.

•
A new truck rack at the site of the existing Anacortes terminal acquired as part of the West Coast Logistics Assets, which is expected to add an additional 6,000 to 7,000 barrels per day of gasoline and diesel throughput. The project has a total estimated capital spend of $23.0 million and is expected to be complete in 2015. The estimated current year capital spend is between $5.0 million and $10.0 million.

•
Projects to expand and optimize the Southern California distribution system with 2014 expected spending of $25.0 million, which has been adjusted to include additional projects associated with the Los Angeles Logistics Assets. The project is expected to increase throughput and expand ancillary services.

•
Connolly Gathering System construction with estimated capital spending of $150.0 million, with current year spending expected to be $25.0 million. The Connolly Gathering System will gather crude oil from various points in Dunn County, North Dakota for delivery at the existing Connolly Station and is expected to have a capacity of approximately 60,000 bpd. We expect the first barrels will be delivered into the main line in late 2014 to early 2015.

In addition to the projects noted above, we are working with Tesoro to evaluate the potential development of a pipeline designed to allow the growing crude oil production in the Cook Inlet in Alaska to be transported to Tesoro’s Kenai refinery and marine terminal (the “Trans-Foreland Pipeline”). The estimated capital spend related to the Trans-Foreland Pipeline is between $85.0 million and $100.0 million. The proposed project remains subject to final Board approval, project scoping, engineering and regulatory approvals. Estimated current year spending related to this proposed project has not been included in the expected capital expenditure amounts above.

Maintenance Capital Expenditures

Maintenance capital expenditures in the 2014 Period were $6.3 million. A total of $1.5 million of maintenance capital expenditures were reimbursed to us in the 2014 Period. We estimate that our maintenance capital expenditures for the remainder of 2014 will be approximately $33.7 million, or $20.2 million, net of reimbursements.

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

Future expenditures may be required to comply with the federal, state and local environmental requirements for our various sites, including our storage facilities, pipelines and refined products terminals. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our liquidity, financial position or results of operations. Under the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and subsequent acquisitions from Tesoro.

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

The Partnership has been party to various environmental matters arising in the ordinary course of business. The outcome of these matters cannot always be accurately predicted, but the Partnership recognizes liabilities for these matters based on estimates and applicable accounting guidelines and principles. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change and that additional costs will be recorded as more information becomes available. Our accruals for these environmental expenditures totaled $23.0 million and $24.4 million at June 30, 2014 and December 31, 2013, respectively. See Note H to our condensed combined consolidated financial statements for additional information regarding changes in environmental liabilities during the six months ended June 30, 2014.

Tioga, North Dakota Crude Oil Pipeline Release

In September 2013, the Partnership responded to the release of approximately 20,000 barrels of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted during the next few years to restore the site for agricultural use. We accrued an additional $5.6 million during the six months ended June 30, 2014 to reflect improved scope definition and estimates which resulted in an increase in the total estimated cost associated with the project. Probable insurance recoveries related to the Crude Oil Pipeline Release of $17.2 million and $14.0 million were included in other receivables at June 30, 2014 and December 31, 2013, respectively, pursuant to a pollution liability insurance policy, which is subject to a $1.0 million deductible and a $25.0 million loss limit. Through June 30, 2014, we have received insurance proceeds of $2.4 million in reimbursements of costs incurred.

Costs to comply with a safety order related to the Crude Oil Pipeline Release issued by the Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation (“PHMSA”) are not expected to have a material adverse effect on our liquidity, financial position, or results of operations.

Chevron Diesel Pipeline Release

On March 18, 2013, Chevron detected and responded to the release of diesel fuel (the “Diesel Pipeline Release”) that occurred near Willard, Utah on the Northwest Products System. As a result of this release, a Corrective Action Order (the “CAO”) was issued on March 22, 2013 by PHMSA. In addition, on April 11, 2013, the Department of Environmental Quality, Division of Water Quality, of the state of Utah issued a notice of violation and compliance order. In accordance with the sale and purchase agreements related to the Northwest Products System Acquisition, as amended, Chevron retains financial and operational responsibility to remediate the site of the Diesel Pipeline Release through mid-2015, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident.

The Partnership assumed responsibility for performing additional testing and associated pipeline repairs on the pipeline pursuant to the CAO upon closing the Northwest Products System acquisition. In connection with the Northwest Products System acquisition, our condensed consolidated balance sheet included $2.9 million and $8.0 million in accrued environmental liabilities related to the CAO at June 30, 2014 and December 31, 2013, respectively, and $4.9 million and $4.7 million in accruals unrelated to the Diesel Pipeline Release included in other noncurrent liabilities at June 30, 2014 and December 31, 2013, respectively.

We expect to spend approximately $25.0 million in total through mid-2015 to perform a detailed inspection and maintenance program, including costs to perform repairs as a result of the inspection, which is intended to improve the integrity of the Northwest Products Pipeline. This includes the costs to comply with the CAO and also costs expected for inspections and repairs on other sections of the pipeline. We have spent $19.0 million under this inspection and maintenance program since the acquisition of the Northwest Products System including $10.1 million for the six months ended June 30, 2014. The purchase price of the Northwest Products system was reduced by $45 million to compensate the Partnership for assuming responsibilities under the CAO and to perform additional inspection and maintenance as the Partnership deemed necessary.

Tesoro Indemnification

Under the Amended Omnibus Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and subsequent acquisitions from Tesoro, excluding the Los Angeles Terminal Assets and the Los Angeles Logistics Assets. Under the Carson Assets Indemnity Agreement, Tesoro retained responsibility for remediation of known environmental liabilities due to the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the acquisition dates, and has indemnified the Partnership for any losses incurred by the Partnership arising out of those remediation obligations. See Note J of our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding the terms and conditions of the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement.

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

Although we believe the assumptions upon which these forward-looking statements are made are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	the suspension, reduction or termination of Tesoro’s obligation under our commercial agreements and our secondment and logistics services agreement;

•	changes in global economic conditions and the effects of the global economic downturn on Tesoro’s business and the business of its suppliers, customers, business partners and credit lenders;

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

•
changes in the expected benefits of our transactions relating to our acquisitions from Tesoro and third parties including the acquisitions of the Los Angeles Terminal Assets, the Northwest Products System, the Los Angeles Logistics Assets and the West Coast Logistics Assets;

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

Interest Rate Risk

Our use of debt directly exposes us to interest rate risk. Variable-rate debt, such as borrowings under our Revolving Credit Facility, exposes us to short-term changes in market rates that impact our interest expense. Fixed rate debt, such as our Senior Notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to rates higher than the current market. The fair value of our fixed rate debt was estimated using quoted market prices. The carrying value and fair value of our total debt were $1.4 billion and $1.5 billion, respectively, as of June 30, 2014, and were both approximately $1.2 billion as of December 31, 2013. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. As of June 30, 2014, we had $227.6 million of borrowings under our Revolving Credit Facility. Any change in interest rates would affect cash flows, but not the fair value of the debt we incur under our Revolving Credit Facility. With all other variables held constant, a 0.25% change in the interest rate associated with these borrowings would result in a $0.6 million change in annual interest expense.

We do not currently have in place any hedges or forward contracts to reduce our exposure to interest rate risks; however, we continue to monitor the market and our exposure, and may enter into these transactions in the future. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable Securities and Exchange Commission rules) during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect these controls.

We expect to complete during 2014 a transition from the 1992 framework of the Committee of Sponsoring Organizations of the Treadway Commission to its 2013 framework for assessing our internal control effectiveness over financial reporting.

We carried out an evaluation required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the reporting period. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

ITEM 5. OTHER INFORMATION

On July 28, 2014, Tesoro Logistics Operations LLC (the “Operating Company”), a wholly-owned subsidiary of TLLP, entered into a construction service agreement (the “Construction Agreement”) with Tesoro Refining & Marketing Company LLC (“TRMC”), effective July 1, 2014. Under the Construction Agreement, the Operating Company will pay TRMC a fixed fee of $23.0 million for the construction of a new refined products distribution truck rack at the site of the Partnership’s Anacortes terminal, which was acquired on July 1, 2014.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although from time to time we may be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or statements of cash flows.

On March 12, 2014, the Northwest Clean Air Agency issued a notice of violation jointly to Tesoro Logistics Operations LLC and Tesoro Refining & Marketing Company LLC alleging a violation of air quality regulations at TLLP’s Anacortes Crude Rail Offloading facility. The allegation concerns hydrocarbon releases from the wastewater system at the unloading facility during the period of November 2012 through September 2013. While we cannot currently estimate the timing of the resolution of this matter, the outcome will not have a material impact on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides a summary of all purchases by the Partnership of its common units during the three-month period ended June 30, 2014.

Period	Total Number of Units Purchased (a)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Remaining at Period End Under the Plan or Programs (In Thousands)
April 2014	—	$—	—	$—
May 2014	338	$68.75	—	$—
June 2014	—	$—	—	$—
Total	338		—
_____________

(a)	The entire 338 units were acquired from employees during the second quarter of 2014 to satisfy tax withholding obligations in connection with the vesting of service phantom unit awards issued to them.

ITEM 6. EXHIBITS

(a)Exhibits

Exhibit Number	Description of Exhibit

2.1
Contribution, Conveyance and Assumption Agreement, dated as of June 23, 2014, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, Tesoro Logistics Operations LLC and Tesoro Logistics Pipelines LLC (incorporated by reference herein from Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on June 23, 2014).

3.1
Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of July 1, 2014, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company LLC, and Tesoro Logistics GP, LLC (incorporated by reference herein from Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014).

*10.1	Construction Service Agreement - Anacortes Products Terminal, dated as of July 28, 2014 between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC.

10.2
Terminalling Services Agreement – Nikiski, dated as of July 1, 2014, among Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014).

10.3
Terminalling Services Agreement – Anacortes, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014).

10.4
Amendment No. 1 to Anacortes Track Use and Throughput Agreement, dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014).

10.5
Terminalling Services Agreement – Martinez, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.4 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014).

10.6
Storage Services Agreement - Anacortes, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.5 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014).

10.7
First Amendment to Ground Lease, dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.6 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014).

10.8
Ground Lease dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.7 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014).

10.9
Martinez License Agreement, dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.8 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014).

10.10
Martinez Rights Agreement, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.9 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014).

10.11
Third Amended and Restated Omnibus Agreement, dated as of July 1, 2014, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein from Exhibit 10.10 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014).

10.12
Secondment and Logistics Services Agreement, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics Operations, LLC, Tesoro Logistics Pipelines LLC, Tesoro High Plains Pipeline Company LLC, Tesoro Logistics Northwest Pipeline LLC and Tesoro Alaska Pipeline Company LLC (incorporated by reference herein from Exhibit 10.11 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014).

Exhibit Number	Description of Exhibit
10.13
Termination Agreement, dated as of July 1, 2014, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics Operations, LLC and Tesoro High Plains Pipeline Company LLC (incorporated by reference herein from Exhibit 10.12 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014).

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

TESORO LOGISTICS LP

		By:	Tesoro Logistics GP, LLC
Its general partner

Date:	August 1, 2014	By:	/s/ GREGORY J. GOFF
Gregory J. Goff
Chairman of the Board of Directors and Chief Executive Officer

Date:	August 1, 2014	By:	/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Director, Vice President and Chief Financial Officer