Form 10-Q
period 2014-09-30
TESORO LOGISTICS LP
filed 2014-10-31
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

The registrant had 80,125,930 common units and 1,631,448 general partner units outstanding at October 27, 2014.

TESORO LOGISTICS LP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF COMBINED CONSOLIDATED OPERATIONS (a)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except unit and per unit amounts)
REVENUES
Affiliate	$129,990	$81,215	$357,834	$187,024
Third-party	20,364	15,510	51,944	25,243
Total Revenues	150,354	96,725	409,778	212,267
COSTS AND EXPENSES
Operating and maintenance expenses, net (1)	64,169	60,191	169,937	114,733
Imbalance settlement gains	(9,417)	(1,159)	(14,534)	(6,159)
General and administrative expenses	16,553	8,437	38,745	21,701
Depreciation and amortization expenses	18,224	16,368	51,093	28,549
Loss (gain) on asset disposals and impairments	204	13	(4,412)	177
Total Costs and Expenses	89,733	83,850	240,829	159,001
OPERATING INCOME	60,621	12,875	168,949	53,266
Interest and financing costs, net	(28,220)	(12,284)	(63,440)	(24,459)
Interest income	—	—	—	493
NET INCOME	$32,401	$591	$105,509	$29,300
Loss (income) attributable to Predecessors	(86)	20,462	4,070	29,604
Net Income attributable to Partners	32,315	21,053	109,579	58,904
General partner’s interest in net income, including incentive distribution rights	(13,504)	(3,563)	(28,298)	(7,077)
Limited partners’ interest in net income	$18,811	$17,490	$81,281	$51,827

Net income per limited partner unit:
Common - basic	$0.33	$0.37	$1.50	$1.14
Common - diluted	$0.33	$0.37	$1.50	$1.14
Subordinated - basic and diluted	$—	$0.37	$1.28	$1.10

Weighted average limited partner units outstanding:
Common units - basic	55,934,835	31,722,523	47,405,475	30,456,062
Common units - diluted	56,022,405	31,828,764	47,487,656	30,549,230
Subordinated units - basic and diluted	—	15,254,890	7,543,627	15,254,890

Cash distributions paid per unit	$0.6150	$0.5100	$1.7700	$1.4725

SUPPLEMENTAL INFORMATION:
(1) Includes reimbursements from Tesoro	$7,602	$—	$17,693	$539
_____________
(a) Adjusted to include the historical results of the West Coast Logistics Assets. See Notes A and B for further discussion.

See accompanying notes to condensed combined consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013 (a)
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,442	$23,203
Receivables, net
Trade	13,394	9,125
Affiliate	59,966	42,967
Other	18,433	14,000
Current assets held for sale	—	4,903
Prepayments and other	4,719	2,191
Total Current Assets	99,954	96,389
NET PROPERTY, PLANT AND EQUIPMENT	1,488,520	1,398,329
GOODWILL	9,228	8,738
OTHER NONCURRENT ASSETS	25,358	29,563
Total Assets	$1,623,060	$1,533,019

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable
Trade	$55,378	$21,802
Affiliate	18,104	13,909
Deferred revenue - affiliate	1,970	2,346
Accrued interest and financing costs	29,874	22,895
Accrued environmental liabilities	13,690	19,741
Other current liabilities	10,466	7,906
Total Current Liabilities	129,482	88,599
OTHER NONCURRENT LIABILITIES	13,103	5,832
DEBT	1,275,957	1,164,020
COMMITMENTS AND CONTINGENCIES (NOTE H)
EQUITY
Equity of predecessors	—	29,216
Common unitholders; 57,125,795 units issued and outstanding (39,148,916 in 2013)	247,729	459,261
Subordinated unitholders; 0 units issued and outstanding (15,254,890 in 2013)	—	(161,311)
General partner; 1,163,138 units issued and outstanding (1,110,282 in 2013)	(43,211)	(52,598)
Total Equity	204,518	274,568
Total Liabilities and Equity	$1,623,060	$1,533,019
_____________
(a) Adjusted to include the historical results of the West Coast Logistics Assets. See Notes A and B for further discussion.

See accompanying notes to condensed combined consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF COMBINED CONSOLIDATED CASH FLOWS (a)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(Dollars in thousands)
Net income	$105,509	$29,300
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation and amortization expenses	51,093	28,549
Amortization of debt issuance costs	4,903	1,408
Unit-based compensation expense	1,367	1,454
Loss (gain) on asset disposals and impairments	(4,412)	177
Changes in current assets and liabilities	(8,768)	724
Changes in non-current assets and liabilities	3,125	11,116
Net cash from operating activities	152,817	72,728
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(115,324)	(51,677)
Capital expenditure reimbursements	18	354
Proceeds from sale of assets	9,721	—
Acquisitions	—	(314,757)
Net cash used in investing activities	(105,585)	(366,080)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from debt offering	—	550,000
Proceeds from issuance of units, net of issuance costs	158,669	399,667
Quarterly distributions to unitholders	(97,042)	(67,797)
Quarterly distributions to general partner	(20,624)	(5,215)
Distributions in connection with acquisitions	(243,000)	(544,000)
Borrowings under revolving credit agreement	294,800	544,000
Repayments under revolving credit agreement	(51,800)	(544,000)
Repayments of debt	(130,273)	—
Payments on capital leases	(197)	(225)
Financing costs	(782)	(12,531)
Contributions by affiliate	19,922	4,562
Sponsor contribution of equity to the Predecessor	3,334	14,682
Net cash from (used in) financing activities	(66,993)	339,143
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,761)	45,791
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,203	19,290
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,442	$65,081
_____________
(a) Adjusted to include the historical results of the West Coast Logistics Assets. See Notes A and B for further discussion.

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

In 2013 and 2014, we entered into various transactions with Tesoro and TLGP, our general partner, pursuant to which TLLP acquired from Tesoro the following:

•	six marketing terminals and storage facilities located in Southern California (the “Los Angeles Terminal Assets”) effective June 1, 2013;

•
two marine terminals, a marine storage facility, a products terminal, a petroleum coke handling and storage facility and crude oil and refined products pipelines located in Southern California (the “Los Angeles Logistics Assets”) effective December 6, 2013; and

•
three truck terminals, ten storage tanks, two rail loading and unloading facilities and a refined products pipeline (the “West Coast Logistics Assets”) effective July 1, 2014 for the terminals, storage tanks and rail facilities and effective September 30, 2014 for the refined products pipeline.

These transactions are collectively referred to as “Acquisitions from Tesoro.”

Principles of Combination and Consolidation and Basis of Presentation

The Acquisitions from Tesoro were transfers between entities under common control. As an entity under common control with Tesoro, we record the assets that we acquire from Tesoro on our balance sheet at Tesoro’s historical basis instead of fair value. Transfers of businesses between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior periods are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of TLLP have been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Tesoro for all periods presented with the exception of the Los Angeles Terminal Assets since they were not operated by Tesoro prior to their acquisition by TLLP on June 1, 2013. We refer to the historical results of the West Coast Logistics Assets prior to their respective acquisition dates and the Los Angeles Logistics Assets from June 1, 2013 to December 5, 2013, as our “Predecessors.”

The accompanying financial statements and related notes include the combined financial position, results of operations and cash flows of our Predecessors at historical cost. The financial statements of our Predecessors have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment, with the exception of Regulatory Commission of Alaska (“RCA”) tariffs charged to Tesoro on the refined products pipeline included in the West Coast Logistics Assets acquisition.

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

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The borrowings under our amended revolving credit facility (the “Revolving Credit Facility”), which include a variable interest rate, approximate fair value. The carrying value and fair value of our total debt were both approximately $1.3 billion as of September 30, 2014, and were both approximately $1.2 billion as of December 31, 2013.

New Accounting Standards

Revenue Recognition

The Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) in May 2014, which provides accounting guidance for all revenue arising from contracts to provide goods or services to customers. The requirements from the new ASU are effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. The standard allows for either full retrospective adoption or modified retrospective adoption. At this time, we are evaluating the ASU to determine the method of adoption and the impact this ASU may have on our financial statements and related disclosures.

NOTE B - ACQUISITIONS

QEP Field Services Acquisition

On October 19, 2014, we reached a definitive agreement to acquire the natural gas gathering, processing, treating and transportation and crude oil gathering business of QEP Field Services, LLC (“QEPFS”) with operations in Wyoming, Colorado, Utah and the Williston Basin in North Dakota (the “QEPFS Acquisition”). See Note M for additional discussion on the QEPFS Acquisition.

2014 Acquisition

On June 23, 2014, we entered into an agreement with Tesoro to acquire certain terminalling and pipeline assets owned by Tesoro and two of its subsidiaries, Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC. Under the terms of the agreement, TLLP acquired the West Coast Logistics Assets for total consideration of $270.0 million. The operations of the West Coast Logistics Assets are included in our Terminalling and Transportation segment.

On July 1, 2014, we closed on the purchase of the first portion of the West Coast Logistics Assets in exchange for consideration of $241.4 million, comprised of approximately $214.4 million in cash, financed with borrowings on our Revolving Credit Facility, the issuance of equity to Tesoro with a fair value of $27.0 million. The equity was comprised of 370,843 common units and 8,856 general partner units.

TLLP completed the second portion of this acquisition on September 30, 2014, upon receiving the required regulatory approval from the RCA, for cash consideration of $28.6 million, which was financed with borrowings on our Revolving Credit Facility. The assets consist of all of Tesoro’s membership interests in Tesoro Alaska Pipeline Company LLC, a wholly-owned subsidiary of Tesoro, which owns a refined products pipeline connecting Tesoro’s Kenai refinery to Anchorage, Alaska.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Tesoro retained any current assets and current liabilities related to the West Coast Logistics Assets as of the dates of acquisition. The only historical balance sheet item that transferred to the Partnership in the acquisition was property, plant and equipment, which was recorded by TLLP at historical cost.

We entered into throughput, use and storage agreements with Tesoro for the marketing and storage terminal facilities in connection with the closing of this transaction. The terminalling agreements include a minimum throughput commitment and the storage agreement requires Tesoro to pay a monthly storage services fee. In addition, Tesoro committed to a minimum volume throughput on the refined products pipeline. See Note C for additional information regarding commercial agreements and amendments to other agreements with related parties in connection with the acquisition.

2013 Acquisitions

Los Angeles Terminal Assets and Los Angeles Logistics Assets Acquisitions

We completed the Los Angeles Terminal Assets acquisition and the Los Angeles Logistics Assets acquisition in 2013 and entered into commercial agreements in connection with the acquisitions under which Tesoro commits to minimum monthly throughput volumes of crude oil and refined products. See our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding the Acquisitions from Tesoro and the commercial agreements executed in connection with these acquisitions.

We have not provided disclosure of pro forma revenues and earnings as if these acquisitions had occurred prior to 2013 for the nine months ended September 30, 2013. BP managed and operated the Los Angeles Terminal Assets and the Los Angeles Logistics Assets as part of its refining operations, and historical U.S. GAAP financial information specific to the assets is not available. As a result, preparing pro forma information was determined to be impracticable.

Northwest Products System Acquisition

On June 19, 2013, we purchased a regulated common carrier products pipeline system running from Salt Lake City, Utah to Spokane, Washington (“Northwest Products Pipeline”) and three refined products terminals in Boise and Pocatello, Idaho and Pasco, Washington (collectively, the “Northwest Products System”) from Chevron Pipe Line Company and Northwest Terminalling Company (collectively, “Chevron”). The total purchase price was $354.8 million. During the second quarter of 2014, we completed and finalized assessments of the fair values related to the acquisition. The purchase price allocation for the Northwest Products System acquisition is final and is based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date. There were no material purchase price allocation adjustments recorded during 2014.

Pursuant to the regulatory review process associated with the Northwest Products System acquisition, we agreed to divest our legacy refined products terminal in Boise, Idaho (“Boise Terminal”). We completed the sale of the Boise Terminal on March 18, 2014. Net proceeds from the sale of the assets were $9.7 million, which resulted in a gain of $4.7 million recorded during the nine months ended September 30, 2014.

If the Northwest Products System acquisition had occurred prior to 2013, our pro forma revenues and net income would have been $234.0 million and $34.1 million, respectively, for the nine months ended September 30, 2013.

Financial Results

Our historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, cash flows and equity attributable to the West Coast Logistics Assets as if we owned the assets for all periods presented. The results of the West Coast Logistics Assets are included in the Terminalling and Transportation segment. The West Coast Logistics Assets acquisition was not material to our condensed combined consolidated financial statements.

The results of the West Coast Logistics Assets operations, prior to the West Coast Logistics Assets respective acquisition dates on July 1, 2014 and September 30, 2014, and the results of the Los Angeles Logistics Assets operations, for the period of June 1, 2013 through September 30, 2013, have been included in the Predecessors’ results in the tables below. The results of the West Coast Logistics Assets and the Los Angeles Logistics Assets, subsequent to each respective acquisition date, have been included in TLLP’s results.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present our financial position, results of operations, the effect of including the results of the Predecessors and the adjusted total amounts included in our condensed combined consolidated financial statements.

Condensed Combined Consolidated Balance Sheet as of December 31, 2013

	Tesoro Logistics LP	Predecessors	December 31, 2013
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,203	$—	$23,203
Receivables, net
Trade	9,125	—	9,125
Affiliate	42,369	598	42,967
Other	14,000	—	14,000
Current assets held for sale	4,903	—	4,903
Prepayments and other	2,110	81	2,191
Total Current Assets	95,710	679	96,389
NET PROPERTY, PLANT AND EQUIPMENT	1,368,301	30,028	1,398,329
GOODWILL	8,738	—	8,738
OTHER NONCURRENT ASSETS	29,563	—	29,563
Total Assets	$1,502,312	$30,707	$1,533,019

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable
Trade	$21,412	$390	$21,802
Affiliate	13,851	58	13,909
Deferred revenue - affiliate	2,346	—	2,346
Accrued interest and financing costs	22,895	—	22,895
Accrued environmental liabilities	19,741	—	19,741
Other current liabilities	6,863	1,043	7,906
Total Current Liabilities	87,108	1,491	88,599
OTHER NONCURRENT LIABILITIES	5,832	—	5,832
DEBT	1,164,020	—	1,164,020
EQUITY
Equity of predecessors	—	29,216	29,216
Common unitholders	459,261	—	459,261
Subordinated unitholders	(161,311)	—	(161,311)
General partner	(52,598)	—	(52,598)
Total Equity	245,352	29,216	274,568
Total Liabilities and Equity	$1,502,312	$30,707	$1,533,019

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Statement of Combined Consolidated Operations for the Three Months Ended September 30, 2014

	Tesoro Logistics LP	Predecessors	Three Months Ended September 30, 2014
REVENUES	(Dollars in thousands)
Affiliate	$127,638	$2,352	$129,990
Third-party	20,364	—	20,364
Total Revenues	148,002	2,352	150,354
COSTS AND EXPENSES
Operating and maintenance expenses	62,119	2,050	64,169
Imbalance settlement gains	(9,417)	—	(9,417)
General and administrative expenses	16,470	83	16,553
Depreciation and amortization expenses	18,091	133	18,224
Loss on asset disposals and impairments	204	—	204
Total Costs and Expenses	87,467	2,266	89,733
OPERATING INCOME	60,535	86	60,621
Interest and financing costs, net	(28,220)	—	(28,220)
NET INCOME	32,315	86	32,401
Income attributable to Predecessors	—	(86)	(86)
Net income attributable to partners	$32,315	$—	$32,315

Condensed Statement of Combined Consolidated Operations for the Three Months Ended September 30, 2013

	Tesoro Logistics LP	Predecessors	Three Months Ended September 30, 2013
REVENUES	(Dollars in thousands)
Affiliate	$78,958	$2,257	$81,215
Third-party	14,819	691	15,510
Total Revenues	93,777	2,948	96,725
COSTS AND EXPENSES
Operating and maintenance expenses	41,004	19,187	60,191
Imbalance settlement gains	(1,159)	—	(1,159)
General and administrative expenses	7,554	883	8,437
Depreciation and amortization expenses	13,028	3,340	16,368
Loss on asset disposals and impairments	13	—	13
Total Costs and Expenses	60,440	23,410	83,850
OPERATING INCOME (LOSS)	33,337	(20,462)	12,875
Interest and financing costs, net	(12,284)	—	(12,284)
NET INCOME (LOSS)	21,053	(20,462)	591
Loss attributable to Predecessors	—	20,462	20,462
Net income attributable to partners	$21,053	$—	$21,053

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Statement of Combined Consolidated Operations for the Nine Months Ended September 30, 2014

	Tesoro Logistics LP	Predecessors	Nine Months Ended September 30, 2014
REVENUES	(Dollars in thousands)
Affiliate	$351,432	$6,402	$357,834
Third-party	51,944	—	51,944
Total Revenues	403,376	6,402	409,778
COSTS AND EXPENSES
Operating and maintenance expenses	160,963	8,974	169,937
Imbalance settlement gains	(14,534)	—	(14,534)
General and administrative expenses	38,264	481	38,745
Depreciation and amortization expenses	50,076	1,017	51,093
Gain on asset disposals and impairments	(4,412)	—	(4,412)
Total Costs and Expenses	230,357	10,472	240,829
OPERATING INCOME (LOSS)	173,019	(4,070)	168,949
Interest and financing costs, net	(63,440)	—	(63,440)
NET INCOME (LOSS)	109,579	(4,070)	105,509
Loss attributable to Predecessors	—	4,070	4,070
Net income attributable to partners	$109,579	$—	$109,579

Condensed Statement of Combined Consolidated Operations for the Nine Months Ended September 30, 2013

	Tesoro Logistics LP	Predecessors	Nine Months Ended September 30, 2013
REVENUES	(Dollars in thousands)
Affiliate	$180,952	$6,072	$187,024
Third-party	24,322	921	25,243
Total Revenues	205,274	6,993	212,267
COSTS AND EXPENSES
Operating and maintenance expenses	84,728	30,005	114,733
Imbalance settlement gains	(6,159)	—	(6,159)
General and administrative expenses	20,211	1,490	21,701
Depreciation and amortization expenses	23,447	5,102	28,549
Loss on asset disposals and impairments	177	—	177
Total Costs and Expenses	122,404	36,597	159,001
OPERATING INCOME (LOSS)	82,870	(29,604)	53,266
Interest and financing costs, net	(24,459)	—	(24,459)
Interest income	493	—	493
NET INCOME (LOSS)	58,904	(29,604)	29,300
Loss attributable to Predecessors	—	29,604	29,604
Net income attributable to partners	$58,904	$—	$58,904

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE C - RELATED-PARTY TRANSACTIONS

Affiliate Agreements

The Partnership has various long-term, fee-based commercial agreements with Tesoro under which we provide pipeline transportation, trucking, terminal distribution, storage and petroleum-coke handling services and Tesoro commits to minimum monthly throughput volumes of crude oil and refined products. We believe the terms and conditions under these agreements, as well as our other agreements with Tesoro, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

We entered into or amended the following agreements with Tesoro in connection with the West Coast Logistics Assets acquisition:

	Initiation Date	Term	Renewals	Termination Provision - Force Majeure
Terminalling Services Agreement - Nikiski	July 1, 2014	10	2 x 5 years	TLLP can declare (unilateral)
Terminalling Services Agreement - Anacortes	July 1, 2014	10	2 x 5 years
Terminalling Services Agreement - Martinez	July 1, 2014	10	2 x 5 years
Storage Services Agreement - Anacortes	July 1, 2014	10	2 x 5 years

Under each of the terminalling services agreements, Tesoro pays the Partnership fees for certain terminalling, storage and ancillary services at the Partnership’s terminals. Under the Storage Services Agreement, Tesoro pays the Partnership fees for storage and handling services for crude oil, refinery feedstocks and refined products at the Anacortes terminal.

Anacortes Truck Rack Construction Agreement. The Partnership entered into a construction service agreement (the “Construction Agreement”) with Tesoro, effective July 1, 2014. Under the Construction Agreement, the Partnership will pay Tesoro a fixed fee of $23.0 million for the construction of a new refined products distribution truck rack at the site of Partnership’s Anacortes terminal, which was acquired as part of the West Coast Logistics Assets acquisition.

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

Under the Amended Omnibus Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets acquired from Tesoro, with the exception of the Los Angeles Terminal Assets acquisition and Los Angeles Logistics Assets acquisition, which are covered by the Carson Assets Indemnity Agreement (“Carson Assets Indemnity Agreement”). With respect to certain assets that we acquired from Tesoro, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of closing. Under the Amended Omnibus Agreement, the aggregate annual deductible for each type of liability (unknown environmental liabilities or title matters) is $0.6 million, as of September 30, 2014.

Secondment and Logistics Services Agreement. In connection with the acquisition of the West Coast Logistics Assets on July 1, 2014, we terminated our Operational Services Agreement and entered into the Secondment and Logistics Services Agreement (the “Secondment Agreement”). Under the Secondment Agreement, employees of Tesoro are seconded to our general partner to provide operational and maintenance services for certain of our pipelines and terminals, and we reimburse our general partner for these costs. During their period of secondment, the seconded employees are under the management and supervision of our general partner. Conversely, employees of TLGP may be seconded to Tesoro to provide operational and maintenance services related to certain assets, for which Tesoro will reimburse our General Partner for the associated costs.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary of Affiliate Transactions

A summary of revenue and expense transactions with Tesoro, including expenses directly charged and allocated to our Predecessors, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$129,990	$81,215	$357,834	$187,024
Operating and maintenance expenses (a)	849	28,249	23,685	47,592
General and administrative expenses	10,424	5,760	27,530	12,993
____________

(a)
Operating and maintenance expenses include imbalance settlement gains of $9.4 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively, and $14.5 million and $6.2 million for the nine months ended September 30, 2014 and 2013, respectively. Also include reimbursements primarily related to pressure testing completed on the High Plains pipeline and repairs and maintenance costs pursuant to the Amended Omnibus Agreement of $7.6 million and $17.7 million for the three and nine months ended September 30, 2014, respectively, and $0.5 million for the nine months ended September 30, 2013. There were no related reimbursements for the three months ended September 30, 2013.

During the three months ended September 30, 2014, we redeemed $130.3 million of our 5.875% Senior Notes due 2020 (the “Senior Notes Redemption”). In connection with the redemption, we were required to pay $7.7 million of premiums. TLGP reimbursed the payment of premiums, which was reflected as a contribution by TLGP as it relates to its ownership of common units.

Predecessors’ Transactions. Related-party transactions of our Predecessors were settled through equity. The balance in receivables and accounts payable from affiliated companies represents the amount owed from or to Tesoro related to certain affiliate transactions. Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment, with the exception of RCA tariffs charged to Tesoro on the refined products pipeline included in the West Coast Logistics Assets acquisition.

In accordance with our partnership agreement, the unitholders of our common and general partner interests are entitled to receive quarterly distributions of available cash. During the nine months ended September 30, 2014, we paid quarterly cash distributions of $54.7 million to Tesoro and TLGP, including incentive distribution rights (“IDRs”). On October 23, 2014, we declared a quarterly cash distribution of $0.6425 per unit, which will be paid on November 13, 2014. The distribution will include payment of $32.4 million to Tesoro and TLGP, including IDRs.

NOTE D - NET INCOME PER UNIT

We use the two-class method when calculating the net income per unit applicable to limited partners, because we have more than one participating security. At September 30, 2014, our participating securities consist of common units, general partner units and IDRs. Net income earned by the Partnership is allocated between the limited and general partners in accordance with our partnership agreement. We base our calculation of net income per unit on the weighted average number of common and subordinated limited partner units outstanding during the period.

Diluted net income per unit includes the effects of potentially dilutive units on our common units, which consist of unvested service and performance phantom units. Basic and diluted net income per unit applicable to subordinated limited partners was historically the same, as there were no potentially dilutive subordinated units outstanding. Distributions less than or greater than earnings are allocated in accordance with our partnership agreement.

Following payment of the cash distribution for the first quarter of 2014 and the attainment of necessary approvals, the requirements for the conversion of all subordinated units were satisfied under the partnership agreement. As a result, effective May 16, 2014, all of the 15,254,890 outstanding subordinated units were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. The Partnership’s net income was allocated to the general partner and the limited partners, including the holders of the subordinated units through May 15, 2014, in accordance with our partnership agreement. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to partners	$32,315	$21,053	$109,579	$58,904
Special allocations of net income (“Special Allocations”) (a)	$7,654	—	7,654	—
Net income attributable to partners, excluding Special Allocations	$39,969	21,053	117,233	58,904
General partner’s distributions (including IDRs) (b)	(14,277)	(3,793)	(29,416)	(7,608)
Limited partners’ distributions on common units	(51,481)	(17,289)	(103,809)	(48,303)
Limited partners’ distributions on subordinated units (c)	—	(8,314)	(13,641)	(23,569)
Distributions greater than earnings	$(25,789)	$(8,343)	$(29,633)	$(20,576)

General partner’s earnings:
Distributions (including IDRs) (b)	$14,277	$3,793	$29,416	$7,608
Allocation of distributions greater than earnings	(513)	(167)	(591)	(411)
Total general partner’s earnings	$13,764	$3,626	$28,825	$7,197

Limited partners’ earnings on common units:
Distributions	$51,481	$17,289	$103,809	$48,303
Special Allocations	(7,654)	—	(7,654)	—
Allocation of distributions greater than earnings	(25,276)	(5,521)	(25,055)	(13,436)
Total limited partners’ earnings on common units	$18,551	$11,768	$71,100	$34,867

Limited partners’ earnings on subordinated units (c):
Distributions	$—	$8,314	$13,641	$23,569
Allocation of distributions greater than earnings	—	(2,655)	(3,987)	(6,729)
Total limited partners’ earnings on subordinated units	$—	$5,659	$9,654	$16,840

Weighted average limited partner units outstanding:
Common units - basic	55,934,835	31,722,523	47,405,475	30,456,062
Common unit equivalents	87,570	106,241	82,181	93,168
Common units - diluted	56,022,405	31,828,764	47,487,656	30,549,230

Subordinated units - basic and diluted (c)	—	15,254,890	7,543,627	15,254,890

Net income per limited partner unit:
Common - basic	$0.33	$0.37	$1.50	$1.14
Common - diluted	$0.33	$0.37	$1.50	$1.14
Subordinated - basic and diluted	$—	$0.37	$1.28	$1.10
____________

(a)
Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions fully allocated to the general partner and any special allocations. The adjustment reflects the special allocation to TLGP common unitholders for the premium paid in connection with the Senior Notes Redemption.

(b)
General partner’s distributions (including IDRs) consist of an approximate 2% general partner interest and IDRs, which entitle the general partner to receive increasing percentages, up to 50%, of quarterly distributions in excess of $0.388125 per unit per quarter. See Note K of our Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion related to IDRs.

(c)
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

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in thousands):

	September 30, 2014	December 31, 2013
Crude Oil Gathering	$237,186	$172,114
Terminalling and Transportation	1,472,811	1,396,815
Gross Property, Plant and Equipment	1,709,997	1,568,929
Accumulated depreciation	(221,477)	(170,600)
Net Property, Plant and Equipment	$1,488,520	$1,398,329

NOTE F - MAJOR CUSTOMER AND CONCENTRATIONS OF CREDIT RISK

Tesoro accounted for 86% and 87% of our total revenues for the three and nine months ended September 30, 2014, respectively and 84% and 88% of our total revenues for the three and nine months ended September 30, 2013, respectively.

NOTE G - DEBT

Our total debt at September 30, 2014 and December 31, 2013 was comprised of the following (in thousands):

Debt, including current maturities:	September 30, 2014	December 31, 2013
Revolving Credit Facility	$243,000	$—
5.875% Senior Notes due 2020 (a)	474,800	605,598
6.125% Senior Notes due 2021	550,000	550,000
Capital lease obligations	8,489	8,745
Total Debt	1,276,289	1,164,343
Current maturities	(332)	(323)
Debt, Less Current Maturities	$1,275,957	$1,164,020
____________
(a) Includes unamortized premium of $5.1 million and $5.6 million as of September 30, 2014 and December 31, 2013, respectively. During the three and nine months ended September 30, 2014, we used the proceeds from the issuance of common units to redeem $130.3 million of our 5.875% Senior Notes due 2020.

Revolving Credit Facility

As of September 30, 2014, our Revolving Credit Facility provided for total loan availability of $575.0 million, and we are allowed to request that the loan availability be increased up to an aggregate of $650.0 million, subject to receiving increased commitments from the lenders. Our Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. We had $243.0 million of borrowings related to the acquisition of the West Coast Logistics Assets and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused loan availability of $331.7 million, as of September 30, 2014. The weighted average interest rate for borrowings under our Revolving Credit Facility was 2.65% at September 30, 2014. The Revolving Credit Facility is scheduled to mature on December 31, 2017.

We entered into a commitment letter in connection with the QEPFS Acquisition, whereby we received commitments to amend and restate our existing Revolving Credit Facility to increase loan availability up to $900.0 million and to extend its maturity to five years (the “Amended Credit Facility”) from the closing date of the QEPFS Acquisition. The loan availability under the Amended Credit Facility may be increased up to an aggregate of $1.5 billion, subject to receiving commitments from new or existing lenders under such facility. In addition, the commitment letter provided for alternative financing to fund the QEPFS Acquisition in the event we were not able to finance with equity or debt offerings. The cost of the alternative financing is approximately $15.6 million and is due upon closing the QEPFS Acquisition.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Revolving Credit Facility was subject to the following expenses and fees at September 30, 2014:

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

Senior Notes due 2019 and 2022

Effective October 29, 2014, we completed a private offering of $1.3 billion aggregate principal amount of senior notes (the “Senior Notes Offering”) pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The Senior Notes Offering consisted of $500.0 million of 5.50% senior notes due in 2019 (the “2019 Senior Notes”) and $800.0 million of 6.25% senior notes due in 2022 (the “2022 Senior Notes”). The proceeds from the 2019 Senior Notes were used to repay amounts outstanding under our Revolving Credit Facility related to the West Coast Logistics Assets acquisition, while the 2022 Senior Notes closed into escrow to fund the QEPFS Acquisition. The remaining net proceeds from the 2019 Senior Notes will be used primarily to fund the acquisition of QEPFS, or for general partnership purposes.

We agreed to complete a registered exchange offer to exchange the 2019 Senior Notes and the 2022 Senior Notes for debt securities with substantially identical terms within 18 months of the closing date of the Senior Notes Offering.

The escrowed proceeds from the 2022 Senior Notes will be released to fund the QEPFS Acquisition upon TLLP’s closing of the acquisition and other customary conditions outlined in the debt agreement. If these conditions are not satisfied by December 31, 2014 (subject to monthly extensions until February 28, 2015), the 2022 Senior Notes can be redeemed at 100% of their initial issue price, plus accrued and unpaid interest. See Note M for further information related to the QEPFS Acquisition.

Redemption of 5.875% Senior Notes Due 2020

On August 22, 2014, we closed an offering of 2,100,000 common units representing limited partner interests, at a price of $67.47 per unit (the “August Offering”), net of underwriter’s discounts. We used the net proceeds of $141.7 million for the redemption of $130.3 million of the 5.875% Senior Notes due 2020, to pay accrued interest of $3.7 million and $7.7 million of premiums. TLGP reimbursed the payment of premiums, which was reflected as a contribution by TLGP as it relates to its ownership of common units. The premium and $2.5 million of expenses of unamortized debt issuance costs were included in interest and financing costs, net.

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

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Environmental Liabilities

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change and that additional costs will be recorded as more information becomes available. Our accruals for these environmental expenditures totaled $20.9 million and $24.4 million at September 30, 2014 and December 31, 2013, respectively. Changes in our environmental liabilities during the period were as follows (in thousands):

	Tioga Crude Oil Pipeline Release	Chevron Corrective Action Order	Other Liabilities	Total
Balance at December 31, 2013	$11,568	$8,016	$4,856	$24,440
Additions	9,697	—	1,456	11,153
Expenditures	(7,501)	(6,046)	(1,154)	(14,701)
Balance at September 30, 2014	$13,764	$1,970	$5,158	$20,892

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Tioga, North Dakota Crude Oil Pipeline Release

In September 2013, the Partnership responded to the release of approximately 20,000 barrels of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted during the next few years to restore the site for agricultural use. We accrued an additional $4.1 million and $9.7 million during the three and nine months ended September 30, 2014, respectively, to reflect improved scope definition and estimates which resulted in an increase in the total estimated cost associated with the project. Probable insurance recoveries related to the Crude Oil Pipeline Release of $18.4 million and $14.0 million were included in other receivables at September 30, 2014 and December 31, 2013, respectively, pursuant to a pollution liability insurance policy, which is subject to a $1.0 million deductible and a $25.0 million loss limit. Through September 30, 2014, we have received insurance proceeds of $5.3 million in reimbursements of costs incurred.

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

The Partnership assumed responsibility for performing additional testing and associated pipeline repairs on the pipeline pursuant to the CAO upon closing the Northwest Products System acquisition. In connection with the Northwest Products System acquisition, our condensed combined consolidated balance sheet included $2.0 million and $8.0 million in accrued environmental liabilities related to the CAO at September 30, 2014 and December 31, 2013, respectively, and $4.7 million in accruals unrelated to the CAO at both September 30, 2014 and December 31, 2013.

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

NOTE I - EQUITY

We had 37,644,238 common public units outstanding as of September 30, 2014. Additionally, Tesoro owned 19,481,557 of our common units and 1,163,138 of our general partner units (the 2% general partner interest) as of September 30, 2014, which together constitutes a 35% ownership interest in us. We closed a registered public offering of 23.0 million common units representing limited partner interests, including the over-allotment option exercised by the underwriters for the purchase of an additional 3.0 million common units, at a public offering price of $57.47 per unit on October 24, 2014 in connection with the QEPFS Acquisition (the “October Equity Offering”). See Note M for additional information regarding this offering.

Subordinated Unit Conversion

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

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ATM Program

On June 25, 2014, we filed a prospectus supplement to our shelf registration statement filed with the SEC in 2012, authorizing the continuous issuance of up to an aggregate of $200.0 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). During the three and nine months ended September 30, 2014, we issued an aggregate of 193,900 and 199,400 common units, respectively under our ATM Program, generating proceeds of approximately $13.6 million and $14.0 million, net of offering costs, respectively.

The table below summarizes changes in the number of units outstanding from December 31, 2013 through September 30, 2014 (in units):

	Partnership
	Common	Subordinated	General Partner	Total
Balance at December 31, 2013	39,148,916	15,254,890	1,110,282	55,514,088
Issuance of units under ATM Program	199,400	—	—	199,400
Issuance of units in the West Coast Logistics Assets acquisition (a)	370,843	—	8,856	379,699
Issuance of units in August Offering (b)	2,100,000	—	44,000	2,144,000
Unit-based compensation awards (c)	51,746	—	—	51,746
Subordinated unit conversion	15,254,890	(15,254,890)	—	—
Balance at September 30, 2014	57,125,795	—	1,163,138	58,288,933
_____________

(a)
On July 1, 2014, we closed on the first portion of the West Coast Logistics Asset Acquisition and issued equity to Tesoro with a fair value of $27.0 million comprised of 370,843 common units and 8,856 general partner units.

(b)
On August 22, 2014, we closed the August Offering. We used a significant portion of the net proceeds of $141.7 million to redeem a portion of the 5.875% Senior Notes due 2020. TLGP contributed $3.0 million in exchange for 44,000 general partner units to maintain its 2% general partnership interest.

(c)	Unit-based compensation awards are presented net of 22,933 units withheld for taxes.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The summarized changes in the carrying amount of our equity are as follows (in thousands):

		Partnership
	Equity of Predecessor	Common	Subordinated	General Partner	Total
Balance at December 31, 2013	$29,216	$459,261	$(161,311)	$(52,598)	$274,568
Sponsor contribution of equity to the Predecessor	3,334	—	—	—	3,334
Loss attributable to Predecessor	(4,070)	—	—	—	(4,070)
Net liabilities not assumed by Tesoro Logistics LP	852	—	—	—	852
Allocation of net assets acquired by the unitholders (d)	(29,332)	28,648	—	684	—
Equity offering under ATM Program, net of issuance costs	—	14,023	—	(6)	14,017
August 2014 equity offering, net of issuance costs (b)	—	141,682	—	2,970	144,652
Distributions in connection with the West Coast Logistics Acquisition (d)	—	(237,332)	—	(5,668)	(243,000)
Quarterly distributions (e)	—	(79,423)	(17,619)	(20,624)	(117,666)
Net income attributable to partners	—	67,492	13,789	28,298	109,579
Contributions (f)	—	20,736	2	1,165	21,903
Other	—	(2,204)	(15)	2,568	349
Subordinated unit conversion	—	(165,154)	165,154	—	—
Balance at September 30, 2014	$—	$247,729	$—	$(43,211)	$204,518
_____________

(d)
Cash distributions include $243.0 million in cash payments for the West Coast Logistics Assets acquisition. As an entity under common control with Tesoro, we record the assets that we acquire from Tesoro on our balance sheet at Tesoro’s historical book value instead of fair value. Additionally, any excess of cash paid over the historical book value of the assets acquired from Tesoro is recorded within equity. As a result of the West Coast Logistics Assets acquisition, our equity balance decreased $213.7 million from December 31, 2013 to September 30, 2014.

(e)	Includes $0.3 million paid for distribution equivalent rights related to unit-based compensation awards vested during the nine months ended September 30, 2014.

(f)	Includes Tesoro and TLGP contributions to the Partnership primarily related to capital spending and reimbursement of the premium paid in connection with the Senior Notes Redemption.

See page 19 for additional footnotes to this table.

Allocations of Net Income

Our partnership agreement contains provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss will be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions fully allocated to the general partner and any special allocations.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the allocation of the general partner’s interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to partners	$32,315	$21,053	$109,579	$58,904
General partner’s IDRs	(12,966)	(3,206)	(26,486)	(6,019)
Special Allocations	7,654	—	7,654	—
Net income available to partners	$27,003	$17,847	$90,747	$52,885
General partner’s ownership interest	2.0%	2.0%	2.0%	2.0%
General partner’s allocated interest in net income	$538	$357	$1,812	$1,058
General partner’s IDRs	12,966	3,206	26,486	6,019
Total general partner’s interest in net income	$13,504	$3,563	$28,298	$7,077

Cash Distributions

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Quarterly Distribution Per Unit	Total Cash Distribution including general partner IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2013	$0.5650	$36,265	February 13, 2014	February 3, 2014
March 31, 2014	$0.5900	$38,976	May 15, 2014	May 5, 2014
June 30, 2014	$0.6150	$42,132	August 14, 2014	August 4, 2014
September 30, 2014 (g)	$0.6425	$65,758	November 13, 2014	November 3, 2014
_____________
(g) This distribution was declared on October 23, 2014 and will be paid on the date of distribution.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the three and nine months ended September 30, 2014 and 2013 (in thousands). Our distributions are declared subsequent to quarter end; therefore, the table represents total cash distributions applicable to the period in which the distributions are earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
General partner’s distributions:
General partner’s distributions	$1,311	$587	$2,930	$1,589
General partner’s IDRs	12,966	3,206	26,486	6,019
Total general partner’s distributions	14,277	3,793	29,416	7,608

Limited partners’ distributions:
Common	51,481	17,289	103,809	48,303
Subordinated	—	8,314	13,641	23,569
Total limited partners’ distributions	51,481	25,603	117,450	71,872
Total Cash Distributions	$65,758	$29,396	$146,866	$79,480

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE J - EQUITY-BASED COMPENSATION

Unit-based compensation expense related to the Partnership that was included in our condensed statements of combined consolidated operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Performance phantom units	$391	$439	$1,201	$1,280
Service phantom units	51	51	158	144
Total Unit-Based Compensation Expense	$442	$490	$1,359	$1,424

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

NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash activities include interest paid, net of capitalized interest, of $43.9 million and $13.2 million for the nine months ended September 30, 2014 and 2013, respectively. Supplemental disclosure of non-cash activities is as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Assets received for deposit paid in prior period	$—	$40,000
Capital expenditures included in accounts payable	33,952	12,850
Transfer of property, plant and equipment from Sponsor, net of accumulated depreciation	29,332	—
Receivable from affiliate for capital expenditures	2,587	—
Capital leases and other	3,950	5,026

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

•	a refined products pipeline system connecting Tesoro’s Kenai refinery to Anchorage, Alaska;

•	24 crude oil and refined products terminals and storage facilities in the western and midwestern U.S.;

•	four marine terminals in California;

•	a rail-car unloading facility in Washington;

•	a petroleum coke handling and storage facility in Los Angeles; and

•	other pipelines which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City and Los Angeles.

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

Segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Crude Oil Gathering:
Affiliate	$27,009	$23,332	$75,375	$65,238
Third-party	5,577	544	8,918	1,274
Total Crude Oil Gathering	32,586	23,876	84,293	66,512
Terminalling and Transportation:
Affiliate (a)	102,981	57,883	282,459	121,786
Third-party	14,787	14,966	43,026	23,969
Total Terminalling and Transportation	117,768	72,849	325,485	145,755
Total Segment Revenues	$150,354	$96,725	$409,778	$212,267

OPERATING INCOME
Crude Oil Gathering	$14,405	$4,685	$37,344	$21,400
Terminalling and Transportation	52,385	11,788	145,665	43,885
Total Segment Operating Income	66,790	16,473	183,009	65,285
Unallocated general and administrative expenses	(6,169)	(3,598)	(14,060)	(12,019)
Interest and financing costs, net	(28,220)	(12,284)	(63,440)	(24,459)
Interest income	—	—	—	493
NET INCOME	$32,401	$591	$105,509	$29,300

CAPITAL EXPENDITURES
Crude Oil Gathering	$40,471	$17,261	$91,793	$36,130
Terminalling and Transportation	22,592	6,230	45,294	22,986
Total Capital Expenditures	$63,063	$23,491	$137,087	$59,116
____________

(a)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment, with the exception of RCA tariffs charged to Tesoro on the refined products pipeline included in the West Coast Logistics Assets acquisition.

Identifiable assets by operating segment were as follows (in thousands):

Identifiable Assets	September 30, 2014	December 31, 2013
Crude Oil Gathering	$227,988	$154,583
Terminalling and Transportation	1,366,379	1,330,017
Other	28,693	48,419
Total Identifiable Assets	$1,623,060	$1,533,019

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE M - SUBSEQUENT EVENT

QEPFS Acquisition

On October 19, 2014, we reached a definitive agreement (“QEPFS Purchase Agreement”) to acquire the natural gas gathering, processing, treating and transportation and crude oil gathering business of QEPFS with operations in Wyoming, Colorado, Utah and the Williston Basin in North Dakota. QEPFS also provides natural gas liquids fractionation and transportation services for its producer customers through QEPFS’ direct ownership and operation of two gathering systems and two processing complexes. The acquisition transforms TLLP into a full-service logistics company with access to assets allowing geographic diversification in support of our strategic initiatives. As part of the transaction, we will acquire 56% of the limited partner interests in QEP Midstream Partners, LP (“QEP Midstream”). Additionally, we are acquiring the general partner of QEP Midstream, including its 2% general partner interest and 100% of the incentive distribution rights. The estimated purchase price of approximately $2.5 billion includes $230.0 million to refinance QEP Midstream’s outstanding debt. The transaction is subject to regulatory approval and other closing conditions. The QEPFS Purchase Agreement provides for us to pay a break-up fee of $150.0 million in the event that we terminate the agreement, except for termination for specified reasons.

The assets to be acquired include over 2,000 miles of natural gas and crude oil gathering and transmission pipelines with natural gas throughput capacity of 2.9 billion cubic feet per day and crude oil throughput capacity of over 54,000 barrels per day. Additionally, the assets include four natural gas processing complexes with total capacity of 1.5 billion cubic feet per day and one fractionation facility with 15,000 barrels per day of throughput capacity.

On October 24, 2014, we closed a registered public offering of 23.0 million common units representing limited partner interests (the “October Equity Offering”), at a public offering price of $57.47 per unit. The net proceeds of $1.3 billion include the purchase of 8,700,191 common units by Tesoro equal to $500.0 million and an over-allotment option exercised by the underwriters to purchase an additional 3.0 million common units. Concurrent with the October Equity Offering, TLGP contributed $26.9 million to maintain its 2% general partner interest in TLLP.

Effective October 29, 2014 we completed a private offering of $1.3 billion aggregate principal amount of senior notes, which included $500.0 million of 5.50% Senior Notes due 2019 and $800.0 million of 6.25% Senior Notes due 2022. The proceeds from the 2019 Senior Notes were used to repay amounts outstanding under our Revolving Credit Facility related to the West Coast Logistics Assets acquisition. We intend to use the remaining net proceeds from the 2019 Senior Notes, proceeds from the October Equity Offering, 2022 Senior Notes, the general partner contribution and amounts borrowed under the Amended Credit Facility primarily to fund the QEPFS acquisition and pay related fees and expenses. See Note G for additional information on the 2019 Senior Notes, the 2022 Senior Notes and expansion of our Amended Credit Facility.

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

As part of our strategy to make capital investments to expand our existing asset base, we entered into various transactions with Tesoro and Tesoro Logistics GP, LLC (“TLGP”), our general partner, pursuant to which TLLP acquired the following from Tesoro in 2013 and 2014:

•	six marketing terminals and storage facilities located in Southern California (the “Los Angeles Terminal Assets”) effective June 1, 2013;

•
two marine terminals, a marine storage facility, a products terminal, a petroleum coke handling and storage facility and crude oil and refined products pipelines located in Southern California (the “Los Angeles Logistics Assets”) effective December 6, 2013; and

•
three truck terminals, ten storage tanks, two rail loading and unloading facilities and a refined products pipeline (the “West Coast Logistics Assets”) effective July 1, 2014 for the terminals, storage tanks and rail facilities and effective September 30, 2014 for the refined products pipeline.

These transactions are collectively referred to as “Acquisitions from Tesoro” and were transfers between entities under common control. Accordingly, the financial information of TLLP contained herein has been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Tesoro for the periods presented with the exception of the Los Angeles Terminal Assets since they were not operated by Tesoro prior to their acquisition by TLLP. We refer to the historical results of the West Coast Logistics Assets and the Los Angeles Logistics Assets, prior to the respective acquisition dates, as our “Predecessors.” Our financial results may not be comparable as our Predecessors recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See “Factors Affecting the Comparability of Our Financial Results” in our Annual Report on Form 10-K for the year ended December 31, 2013 and on page 30 of this Form 10-Q.

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

The acquisition of the Los Angeles Terminal Assets, the Los Angeles Logistics Assets and the Northwest Products System are collectively referred to as the “2013 Acquisitions.”

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on page 51 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.

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

Our financial information includes the historical results of our Predecessors and the results of TLLP for all periods presented. The financial statements of our Predecessors have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. Most notably, this applies to the revenue associated with the terms of the commercial agreements as our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment, with the exception of Regulatory Commission of Alaska (“RCA”) tariffs charged to Tesoro on the refined products pipeline included in the West Coast Logistics Assets acquisition.

We generate revenue by charging fees for gathering crude oil and for terminalling, transporting and storing crude oil and refined products. Since we do not own any of the crude oil or refined products that we handle nor engage in the trading of crude oil or refined products, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customers’ operations. For the three and nine months ended September 30, 2014, 86% and 87%, respectively of our total revenues were derived from Tesoro under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

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

We have been implementing our strategy and goals discussed above, allowing us to steadily increase our cash flow available to be distributed to unitholders (“Distributable Cash Flow”) and increase our distributions by 18% over the last year.

Relative to these goals, in 2014, we intend to continue to implement this strategy and have completed or announced plans to:

•
expand our assets on our crude oil gathering system (the “High Plains System”) in support of growing third-party demand for transportation services and Tesoro’s increased demand for Bakken crude oil in the mid-continent and west coast refining systems, including:

◦	expanding utilization of our proprietary truck fleet, which should generate cost and operating efficiencies;

◦	expanding capacity on the recently reversed segment of our High Plains pipeline; and

◦	adding other origin and destination points on the High Plains System to increase volumes.

•	increase our terminalling volumes by expanding capacity and growing our third-party services at certain of our terminals;

•	optimize Tesoro volumes and grow third-party volumes at our recently acquired Los Angeles Terminal and Logistics Assets; and

•	construct a waxy crude oil unloading facility in Salt Lake City, which commenced operations in September 2014.

QEP Field Services Acquisition

On October 19, 2014, we reached a definitive agreement (“QEPFS Purchase Agreement”) to acquire the natural gas gathering, processing, treating and transportation and crude oil gathering business of QEP Field Services, LLC (“QEPFS”) with operations in Wyoming, Colorado, Utah and the Williston Basin in North Dakota (the “QEPFS Acquisition”). QEPFS also provides natural gas liquids fractionation and transportation services for its producer customers through QEPFS’ direct ownership and operation of two gathering systems and two processing complexes. The acquisition transforms TLLP into a full-service logistics company with access to assets allowing geographic diversification in support of our strategic initiatives. As part of the transaction, we will acquire 56% of the limited partner interests in QEP Midstream Partners, LP (“QEP Midstream”). Additionally, we are acquiring the general partner of QEP Midstream, including its 2% general partner interest and 100% of the incentive distribution rights. The estimated purchase price of approximately $2.5 billion includes $230.0 million to refinance QEP Midstream’s outstanding debt. The transaction is subject to regulatory approval and other closing conditions. The QEPFS Purchase Agreement provides for us to pay a break-up fee of $150.0 million in the event that we terminate the agreement, except for termination for specified reasons. In connection with the execution of the QEPFS Purchase Agreement, we arranged alternative financing to provide funding of the QEPFS Acquisition in the event we were not able to finance with equity or debt offerings. We expect to incur approximately $15.6 million of fees for the alternative financing arrangement and approximately $12.5 million in costs for advisory fees associated with the QEPFS Acquisition.

The assets to be acquired include over 2,000 miles of natural gas and crude oil gathering and transmission pipelines with natural gas throughput capacity of 2.9 billion cubic feet per day and crude oil throughput capacity of over 54,000 barrels per day. Additionally, the assets include four natural gas processing complexes with total capacity of 1.5 billion cubic feet per day and one fractionation facility with 15,000 barrels per day of throughput capacity.

A portion of QEPFS’ revenue is earned under commodity-based contracts that are directly affected by changes in natural gas liquids product prices and natural gas prices, and thus are more sensitive to volatility on commodity prices than our existing fee-based contracts. It is our current intent to seek to substantially mitigate this commodity exposure risk through a commercial contractual arrangement with Tesoro in connection with or shortly after the closing of the QEPFS Acquisition.

On October 24, 2014, we closed a registered public offering of 23.0 million common units representing limited partner interests (the “October Equity Offering”), at a public offering price of $57.47 per unit. The net proceeds of $1.3 billion include the purchase of 8,700,191 common units by Tesoro equal to $500.0 million and an over-allotment option exercised by the underwriters to purchase an additional 3.0 million common units. Concurrent with the October Equity Offering, TLGP contributed $26.9 million to maintain its 2% general partner interest in TLLP.

Effective October 29, 2014 we completed a private offering of $1.3 billion aggregate principal amount of senior notes, which included $500.0 million of 5.50% Senior Notes due 2019 (the “2019 Senior Notes”) and $800.0 million of 6.25% Senior Notes due 2022 (the “2022 Senior Notes”). The proceeds from the 2019 Senior Notes were used to repay amounts outstanding under our existing revolving credit facility (“Revolving Credit Facility”) related to the West Coast Logistics Assets acquisition. We intend to use the remaining net proceeds from the 2019 Senior Notes, proceeds from the October Equity Offering, 2022 Senior Notes, the general partner contribution and amounts borrowed under the amended credit facility primarily to fund the QEPFS acquisition and pay related fees and expenses.

In connection with the QEPFS Acquisition, our general partner will waive its right to $10.0 million of general partner distributions with respect to incentive distribution rights during 2015 (pro rata on a quarterly basis).

Open Season

In April 2014, we successfully concluded our first open season for the High Plains pipeline expansion. We received commitments for nearly all of the offered capacity of 70,000 barrels per day (“bpd”) to move crude oil from various locations south of Lake Sakakawea to Ramberg Station in North Dakota. We commenced shipments during September 2014 in conjunction with the completion of the High Plains pipeline reversal project.

In May 2014, we successfully concluded our second open season after receiving sufficient commitments from third party shippers to warrant construction of a pipeline gathering system (“Connolly Gathering System”), formerly referred to as the “Dunn County Gathering System,” by our wholly-owned subsidiary Tesoro High Plains Pipeline Company LLC (“THPP”). The Connolly Gathering System will gather crude oil from various points in Dunn County, North Dakota for delivery to a central delivery point at the existing Connolly Station, on THPP’s pipeline system. Construction began in July 2014 with targeted completion by the end of 2015. The capacity of the gathering system’s main delivery line will be approximately 60,000 bpd to accommodate estimated peak production of crude oil from the area; the capacity of each individual lateral will correspond to commitments received from third party shippers in each geographical area. Committed shippers have received notification and the petition for declaratory order from the FERC was approved with respect to committed shippers.

West Coast Logistics Assets Acquisition

During the third quarter of 2014, we completed the West Coast Logistics Assets acquisition in exchange for total consideration of $270.0 million, comprised of approximately $243.0 million in cash, financed with borrowings on our Revolving Credit Facility, and the issuance of equity to Tesoro with a fair value of $27.0 million. The equity was comprised of 370,843 common units and 8,856 general partner units.

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

•
all of Tesoro’s membership interests in Tesoro Alaska Pipeline Company LLC, a wholly-owned subsidiary of Tesoro, which owns an approximately 70 mile long common carrier refined products pipeline connecting Tesoro’s Kenai refinery to Anchorage, Alaska with expected average throughput of approximately 35,000 barrels per day; and

•	certain related assets.

In addition, TLLP is developing a new truck rack at the site of the acquired Anacortes terminal, which is expected to add an additional 6,000 to 7,000 bpd of throughput.

See Notes A and B to our condensed combined consolidated financial statements for additional information on the West Coast Logistics Assets acquisition.

Related-Party Transactions

Agreements with Tesoro

The Partnership has various long-term, fee-based commercial agreements with Tesoro under which we provide pipeline transportation, trucking, terminal distribution, storage and petroleum-coke handling services and Tesoro commits to minimum monthly throughput volumes of crude oil and refined products. We believe the terms and conditions under these agreements, as well as our other agreements with Tesoro, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

We entered into various terminalling and storage services agreements with Tesoro in conjunction with the West Coast Logistics Assets Acquisition. We also entered into a construction service agreement (the “Construction Agreement”) with Tesoro, effective July 1, 2014. Under the Construction Agreement, the Partnership will pay Tesoro a fixed fee of $23.0 million for the construction of a new refined products distribution truck rack at the site of Partnership’s Anacortes terminal, which was acquired as part of the West Coast Logistics Assets acquisition.

The Partnership also amended and restated its omnibus agreement with Tesoro in connection with the West Coast Logistics Assets acquisition (the “Amended Omnibus Agreement”). In addition, the schedules to the Amended Omnibus Agreement were amended and restated, effective July 1, 2014, increasing the annual administrative fee payable by the Partnership to Tesoro under the Amended Omnibus Agreement from $5.5 million as of December 31, 2013 to $5.7 million as of July 1, 2014 for the provision of certain insurance coverage and various general and administrative services.

In connection with the acquisition of the West Coast Logistics Assets on July 1, 2014, we terminated our Operational Services Agreement and entered into the Secondment and Logistics Services Agreement (the “Secondment Agreement”). Under the Secondment Agreement, employees of Tesoro are seconded to our general partner to provide operational and maintenance services for certain of our pipelines and terminals, and we reimburse our general partner for these costs. During their period of secondment, the seconded employees are under the management and supervision of our general partner. Conversely, employees of TLGP may be seconded to Tesoro to provide operational and maintenance services related to certain assets, for which Tesoro will reimburse our General Partner for the associated costs.

See Note C to our condensed combined consolidated financial statements for additional information on new and amended agreements that were entered into in connection with the West Coast Logistics Assets acquisition.

Summary of Affiliate Transactions

During the three months ended September 30, 2014, we redeemed $130.3 million of our 5.875% Senior Notes due 2020. In connection with the redemption, we were required to pay $7.7 million of premiums. TLGP reimbursed the payment of premiums, which was reflected as a contribution by TLGP as it relates to its ownership of common units. See Note C to our condensed combined consolidated financial statements for additional information related to affiliate transactions for the three and nine months ended September 30, 2014 and 2013.

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

We define EBITDA as net income before depreciation and amortization expenses, net interest and financing costs and interest income. We define adjusted EBITDA as EBITDA plus any loss (gain) on asset disposals and impairments and expenses incurred for the inspection and maintenance program associated with the Northwest Products System. We define Distributable Cash Flow as adjusted EBITDA less maintenance capital expenditures and interest and financing costs, net of capitalized interest and premiums reimbursed by Tesoro, plus the amortization of debt issuance costs, plus reimbursement by our customers for certain maintenance capital expenditures, non-cash unit-based compensation expense, proceeds from sale of assets, the change in deferred revenue and interest income. EBITDA, adjusted EBITDA and Distributable Cash Flow are not measures prescribed by U.S. GAAP but are supplemental financial measures that are used by management and may be used by external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

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

We believe that the presentation of Distributable Cash Flow will provide useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance as it provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating. We have updated our Distributable Cash Flow calculation to exclude the non-cash impact of amortization of debt issuance costs. The U.S. GAAP measure most directly comparable to Distributable Cash Flow is net income.

We also include the results of our operations excluding the results of our Predecessors. We believe that the presentation of our results of operations excluding results of our Predecessors will provide useful information to investors in assessing our results of operations. We believe investors want to analyze operations of our business under our current commercial agreements with Tesoro.

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

Factors Affecting the Comparability of Our Financial Results

The Partnership’s future results of operations may not be comparable to the Predecessors’ historical results of operations for the reasons described below:

Revenues. There are differences in the way our Predecessors recorded revenues and the way the Partnership records revenues after completion of the Acquisitions from Tesoro. Our assets, with the exception of the assets acquired in the Northwest Products System Acquisition and the Los Angeles Terminal Assets Acquisition, have historically been a part of the integrated operations of Tesoro, and our Predecessors generally recognized only the costs and did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment. Accordingly, the revenues in our Predecessors’ historical combined financial statements relate only to amounts received from third parties for these services and amounts received from Tesoro with respect to transportation regulated by the RCA.

The Partnership’s revenues are generated by third-party contracts and from commercial agreements we entered into with Tesoro, under which Tesoro pays us fees for gathering crude oil and distributing, transporting and storing crude oil and refined products. The commercial agreements with Tesoro are described in “Agreements with Tesoro” in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as in Note C.

Financing. There are differences in the way the Partnership finances operations as compared to the way our Predecessors financed their operations. Historically, our Predecessors’ operations were financed as part of Tesoro’s integrated operations and our Predecessors did not record any separate costs associated with financing its operations. Additionally, our Predecessors largely relied on internally generated cash flows and capital contributions from Tesoro to satisfy its capital expenditure requirements. The Partnership expects ongoing sources of liquidity to include cash generated from operations, reimbursement for certain maintenance and growth capital expenditures, borrowings under the Revolving Credit Facility and issuances of debt and additional equity securities.

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

Combined Overview

The following table and discussion is a summary of our results of operations for the three and nine months ended September 30, 2014 and 2013, including a reconciliation of EBITDA and adjusted EBITDA to net income and net cash from operating activities and Distributable Cash Flow to net income (in thousands, except unit and per unit amounts). Our financial results may not be comparable as our Predecessors recorded revenues and general and administrative expenses, and financed operations differently than the Partnership. See “Factors Affecting the Comparability of Our Financial Results” on page 30.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES (a)	(Includes Predecessors)
Crude Oil Gathering	$32,586	$23,876	$84,293	$66,512
Terminalling and Transportation	117,768	72,849	325,485	145,755
Total Revenues	150,354	96,725	409,778	212,267
COSTS AND EXPENSES
Operating and maintenance expenses, net (1) (b)	54,752	59,032	155,403	108,574
General and administrative expenses	16,553	8,437	38,745	21,701
Depreciation and amortization expenses	18,224	16,368	51,093	28,549
Loss (gain) on asset disposals and impairments	204	13	(4,412)	177
Total Costs and Expenses	89,733	83,850	240,829	159,001
OPERATING INCOME	60,621	12,875	168,949	53,266
Interest and financing costs, net	(28,220)	(12,284)	(63,440)	(24,459)
Interest income	—	—	—	493
NET INCOME	$32,401	$591	$105,509	$29,300

Loss (income) attributable to Predecessors	(86)	20,462	4,070	29,604
Net Income attributable to Partners	32,315	21,053	109,579	58,904
General partner’s interest in net income, including incentive distribution rights	(13,504)	(3,563)	(28,298)	(7,077)
Limited partners’ interest in net income	$18,811	$17,490	$81,281	$51,827

Net income per limited partner unit (c):
Common - basic	$0.33	$0.37	$1.50	$1.14
Common - diluted	$0.33	$0.37	$1.50	$1.14
Subordinated - basic and diluted	$—	$0.37	$1.28	$1.10

Weighted average limited partner units outstanding:
Common units - basic	55,934,835	31,722,523	47,405,475	30,456,062
Common units - diluted	56,022,405	31,828,764	47,487,656	30,549,230
Subordinated units - basic and diluted	—	15,254,890	7,543,627	15,254,890

SUPPLEMENTAL INFORMATION:
(1) Includes reimbursements from Tesoro	$7,602	$—	$17,693	$539

EBITDA (d)	$78,845	$29,243	$220,042	$81,815
Adjusted EBITDA (d)	$79,452	$31,157	$220,971	$83,893
Distributable Cash Flow (d)	$51,539	$15,158	$165,594	$53,433

See page 32 for footnotes to this table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Income:	(Includes Predecessors)
Net income	$32,401	$591	$105,509	$29,300
Depreciation and amortization expenses	18,224	16,368	51,093	28,549
Interest and financing costs, net	28,220	12,284	63,440	24,459
Interest income	—	—	—	(493)
EBITDA (d)	$78,845	$29,243	$220,042	$81,815
Loss (gain) on asset disposals and impairments	204	13	(4,412)	177
Inspection and maintenance capital expenses associated with the Northwest Products System	403	1,901	5,341	1,901
Adjusted EBITDA (d)	$79,452	$31,157	$220,971	$83,893
Interest and financing costs, net of capitalized interest and reimbursed premiums by Tesoro (e)	(20,566)	(12,284)	(55,786)	(24,459)
Proceeds from sale of assets	—	—	9,721	—
Maintenance capital expenditures (f)	(13,808)	(5,404)	(19,928)	(14,692)
Reimbursement for maintenance capital expenditures (f)	2,492	767	3,989	4,354
Non-cash unit-based compensation expense	446	467	1,367	1,438
Change in deferred revenue	201	(131)	357	998
Amortization of debt issuance costs (g)	3,322	586	4,903	1,408
Interest income	—	—	—	493
Distributable Cash Flow (d)	$51,539	$15,158	$165,594	$53,433

Reconciliation of EBITDA to Net Cash from Operating Activities:
Net cash from operating activities	$67,323	$23,030	$152,817	$72,728
Interest and financing costs, net	28,220	12,284	63,440	24,459
Changes in assets and liabilities	(12,726)	(5,005)	5,643	(11,840)
Gain (loss) on asset disposals and impairments	(204)	(13)	4,412	(177)
Amortization of debt issuance costs	(3,322)	(586)	(4,903)	(1,408)
Unit-based compensation expense	(446)	(467)	(1,367)	(1,454)
Interest income	—	—	—	(493)
EBITDA (d)	$78,845	$29,243	$220,042	$81,815
____________

(a)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment, with the exception of RCA tariffs charged to Tesoro on the refined products pipeline included in the West Coast Logistics Assets acquisition.

(b)
Operating and maintenance expenses include imbalance settlement gains of $9.4 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively, and $14.5 million and $6.2 million for the nine months ended September 30, 2014 and 2013, respectively.

(c)    TLLP excludes losses attributable to Predecessors from its calculation of net income per limited partner unit in accordance with the partnership agreement. The table below provides supplemental presentation of net income per limited partner unit, as adjusted, using the Net Income shown above. This supplemental information assumes the common unitholders, subordinated unitholders and General Partner participated in the pre-acquisition date losses attributable to the Predecessor for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Adjusted Net Income (Loss) Per Limited Partner Unit:
Common - basic	$0.33	$(0.06)	$1.43	$0.51
Common - diluted	$0.33	$(0.06)	$1.42	$0.51
Subordinated - basic and diluted	$—	$(0.06)	$1.21	$0.47

(d)	For a definition of EBITDA, Adjusted EBITDA and Distributable Cash Flow, see “Non-GAAP Financial Measures.”

(e)
During the three months ended September 30, 2014, we redeemed $130.3 million of our 5.875% Senior Notes due 2020. In connection with the redemption, we were required to pay $7.7 million of premiums. TLGP reimbursed the payment of premiums, which was reflected as a contribution by TLGP as it relates to its ownership of common units. This amount, which was included in interest and financing costs, net, has been excluded from Distributable Cash Flow as there was no resulting cash impact to the Partnership.

(f)	Maintenance capital expenditures include expenditures required to ensure the safety, reliability, integrity and regulatory compliance of our assets.

(g)
We have updated the Distributable Cash Flow calculation to exclude the non-cash impact of amortization of debt issuance costs. Amortization of debt issuance costs include $2.5 million for the three and nine month periods ended September 30, 2014 related to the early redemption of $130.3 million of our 5.875% Senior Notes due 2020. Prior year balances have been updated to conform to the current year presentation.

The following tables include reconciliations of EBITDA and distributable cash flow to net income and EBITDA to net cash from operating activities for the three months ended September 30, 2014 and 2013, disaggregated to present the results of operations of TLLP and our Predecessors. The results of the West Coast Logistics Assets operations, prior to the West Coast Logistics Assets respective acquisition dates on July 1, 2014 and September 30, 2014, and the results of the Los Angeles Logistics Assets operations, for the period of June 1, 2013 through September 30, 2013, have been included in the Predecessors’ results in the tables below. See Note B to our condensed combined consolidated financial statements for disaggregated tables of our results of operations for the three and nine months ended September 30, 2014 and 2013. The results of the West Coast Logistics Assets and the Los Angeles Logistics Assets, subsequent to each respective acquisition date, have been included in TLLP’s results.

	Tesoro Logistics LP	Predecessors	Three Months Ended September 30, 2014
Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Income:
Net income	$32,315	$86	$32,401
Depreciation and amortization expenses	18,091	133	18,224
Interest and financing costs, net	28,220	—	28,220
EBITDA (d)	$78,626	$219	$78,845
Loss on asset disposals and impairments	204	—	204
Inspection and maintenance capital expenses associated with the Northwest Products System	403	—	403
Adjusted EBITDA (d)	$79,233	$219	$79,452
Interest and financing costs, net of capitalized interest and reimbursed premiums by Tesoro (e)	(20,566)	—	(20,566)
Maintenance capital expenditures (f)	(13,655)	(153)	(13,808)
Reimbursement for maintenance capital expenditures (f)	2,492	—	2,492
Non-cash unit-based compensation expense	442	4	446
Change in deferred revenue	201	—	201
Amortization of debt issuance costs (g)	3,322	—	3,322
Distributable Cash Flow (d)	$51,469	$70	$51,539

Reconciliation of EBITDA to Net Cash from Operating Activities:
Net cash from operating activities	$66,707	$616	$67,323
Interest and financing costs, net	28,220	—	28,220
Changes in assets and liabilities	(12,333)	(393)	(12,726)
Loss on asset disposals and impairments	(204)	—	(204)
Amortization of debt issuance costs (g)	(3,322)	—	(3,322)
Unit-based compensation expense	(442)	(4)	(446)
EBITDA (d)	$78,626	$219	$78,845

See page 32 for additional footnotes to this table.

	Tesoro Logistics LP	Predecessors	Three Months Ended September 30, 2013
Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Income:
Net income (loss)	$21,053	$(20,462)	$591
Depreciation and amortization expenses	13,028	3,340	16,368
Interest and financing costs, net	12,284	—	12,284
EBITDA (d)	$46,365	$(17,122)	$29,243
Loss on asset disposals and impairments	13	—	13
Inspection and maintenance capital expenses associated with the Northwest Products System	1,901	—	1,901
Adjusted EBITDA (d)	$48,279	$(17,122)	$31,157
Interest and financing costs, net	(12,284)	—	(12,284)
Maintenance capital expenditures (f)	(3,260)	(2,144)	(5,404)
Reimbursement for maintenance capital expenditures (f)	767	—	767
Non-cash unit-based compensation expense (benefit)	490	(23)	467
Change in deferred revenue	(131)	—	(131)
Amortization of debt issuance costs (g)	586	—	586
Distributable Cash Flow (d)	$34,447	$(19,289)	$15,158

Reconciliation of EBITDA to Net Cash from (used in) Operating Activities:
Net cash from (used in) operating activities	$37,396	$(14,366)	$23,030
Interest and financing costs, net	12,284	—	12,284
Changes in assets and liabilities	(2,226)	(2,779)	(5,005)
Loss on asset disposals and impairments	(13)	—	(13)
Amortization of debt issuance costs	(586)	—	(586)
Unit-based compensation benefit (expense)	(490)	23	(467)
EBITDA (d)	$46,365	$(17,122)	$29,243

See pages 32 and 33 for footnotes to this table.

	Tesoro Logistics LP	Predecessors	Nine Months Ended September 30, 2014
Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Income:
Net income (loss)	$109,579	$(4,070)	$105,509
Depreciation and amortization expenses	50,076	1,017	51,093
Interest and financing costs, net	63,440	—	63,440
EBITDA (d)	$223,095	$(3,053)	$220,042
Gain on asset disposals and impairments	(4,412)	—	(4,412)
Inspection and maintenance capital expenses associated with the Northwest Products System	5,341	—	5,341
Adjusted EBITDA (d)	$224,024	$(3,053)	$220,971
Interest and financing costs, net of capitalized interest and reimbursed premiums by Tesoro (e)	(55,786)	—	(55,786)
Proceeds from sale of assets	9,721	—	9,721
Maintenance capital expenditures (f)	(19,947)	19	(19,928)
Reimbursement for maintenance capital expenditures (f)	3,989	—	3,989
Non-cash unit-based compensation expense	1,359	8	1,367
Change in deferred revenue	357	—	357
Amortization of debt issuance costs (g)	4,903	—	4,903
Distributable Cash Flow (d)	$168,620	$(3,026)	$165,594

Reconciliation of EBITDA to Net Cash from (used in) Operating Activities:
Net cash from (used in) operating activities	$155,921	$(3,104)	$152,817
Interest and financing costs, net	63,440	—	63,440
Changes in assets and liabilities	5,584	59	5,643
Gain on asset disposals and impairments	4,412	—	4,412
Amortization of debt issuance costs	(4,903)	—	(4,903)
Unit-based compensation expense	(1,359)	(8)	(1,367)
EBITDA (d)	$223,095	$(3,053)	$220,042

See pages 32 and 33 for footnotes to this table.

	Tesoro Logistics LP	Predecessors	Nine Months Ended September 30, 2013
Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Income:
Net income (loss)	$58,904	$(29,604)	$29,300
Depreciation and amortization expenses	23,447	5,102	28,549
Interest and financing costs, net	24,459	—	24,459
Interest income	(493)	—	(493)
EBITDA (d)	$106,317	$(24,502)	$81,815
Loss on asset disposals and impairments	177	—	177
Inspection and maintenance capital expenses associated with the Northwest Products System	1,901	—	1,901
Adjusted EBITDA (d)	$108,395	$(24,502)	$83,893
Interest and financing costs, net	(24,459)	—	(24,459)
Maintenance capital expenditures (f)	(9,402)	(5,290)	(14,692)
Reimbursement for maintenance capital expenditures (f)	4,354	—	4,354
Non-cash unit-based compensation expense	1,408	30	1,438
Change in deferred revenue	998	—	998
Amortization of debt issuance costs (g)	1,408	—	1,408
Interest income	493	—	493
Distributable Cash Flow (d)	$83,195	$(29,762)	$53,433

Reconciliation of EBITDA to Net Cash from (used in) Operating Activities:
Net cash from operating activities	$82,641	$(9,913)	$72,728
Interest and financing costs, net	24,459	—	24,459
Changes in assets and liabilities	2,719	(14,559)	(11,840)
Loss on asset disposals and impairments	(177)	—	(177)
Amortization of debt issuance costs	(1,408)	—	(1,408)
Unit-based compensation expense	(1,424)	(30)	(1,454)
Interest income	(493)	—	(493)
EBITDA (d)	$106,317	$(24,502)	$81,815

See pages 32 and 33 for footnotes to this table.

Summary

Our net income for the three months ended September 30, 2014 (“2014 Quarter”) increased $31.8 million to $32.4 million from $0.6 million for the three months ended September 30, 2013 (“2013 Quarter”). The increase in net income was primarily due to an increase in revenue of $53.6 million, or 55%, to $150.4 million driven by revenue generated in the 2014 Quarter under new commercial agreements entered into in conjunction with the Los Angeles Logistics Assets and West Coast Logistics Assets acquisitions. A decrease in operating and maintenance expenses of $4.3 million, or 7%, also contributed to the increase in net income. This decrease was primarily associated with higher imbalance settlement gains recognized under our master terminalling service agreement with Tesoro during the 2014 Quarter. The increase in revenue and reduction in operating and maintenance expenses were partially offset by:

•
an increase in net interest and financing costs of $15.9 million, primarily related to $10.2 million of expenses for premiums and unamortized debt issuance costs recognized in connection with the redemption of a portion of our 5.875% Senior Notes Due 2020 and an increase in outstanding debt in the 2014 Quarter as a result of the issuance of senior notes used to fund the 2013 Acquisitions from Tesoro; and

•	an increase in general and administrative expenses of $8.1 million, or 96%, primarily related to higher allocated overhead to support the Partnership’s growing business.

Our net income for the nine months ended September 30, 2014 (“2014 Period”) increased $76.2 million to $105.5 million from $29.3 million for the nine months ended September 30, 2013 (“2013 Period”). The increase in net income was primarily due to an increase in revenue of $197.5 million, or 93%, to $409.8 million driven by revenue generated in the 2014 Period under new commercial agreements entered into in conjunction with the 2013 Acquisitions and the West Coast Logistics acquisition. In addition, we recognized a gain of $4.7 million related to the sale of our legacy refined products terminal in Boise, Idaho (“Boise Terminal”) during the 2014 Period. The increase in revenue and gain recognized during the 2014 Period were partially offset by:

•	an increase in operating and maintenance expenses of $46.8 million, or 43%, mainly related to costs associated with a full nine months of operations of the assets acquired in the 2013 Acquisitions;

•
an increase in net interest and financing costs of $39.0 million related to the increase in outstanding debt in the 2014 Period as a result of the issuance of $800.0 million of senior notes used to fund the 2013 Acquisitions from Tesoro and $10.2 million of expenses for premiums and unamortized debt issuance costs recognized in connection with the redemption of a portion of our 5.875% Senior Notes due 2020;

•	an increase in depreciation expense of $22.5 million, or 79%, primarily associated with the increase in depreciable assets as a result of the 2013 Acquisitions; and

•	an increase in general and administrative expenses of $17.0 million, or 79%, predominantly attributable to higher allocated overhead to support the Partnership’s growing business.

Crude Oil Gathering Segment

The following table and discussion is an explanation of our results of operations of the Crude Oil Gathering segment for the three and nine months ended September 30, 2014 and 2013 (in thousands, except barrel and per barrel amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Pipeline revenues	$17,179	$10,683	$42,298	$29,172
Trucking revenues	15,407	13,193	41,995	37,340
Total Revenues	32,586	23,876	84,293	66,512
COSTS AND EXPENSES
Operating and maintenance expenses (a)	13,788	17,299	38,565	39,730
General and administrative expenses	1,897	866	3,701	2,321
Depreciation and amortization expenses	2,462	1,026	4,517	3,061
Loss on asset disposals and impairments	34	—	166	—
Total Costs and Expenses	18,181	19,191	46,949	45,112
CRUDE OIL GATHERING SEGMENT OPERATING INCOME	$14,405	$4,685	$37,344	$21,400
VOLUMES (bpd)
Pipeline throughput	135,510	90,995	114,359	84,663
Average pipeline revenue per barrel (b)	$1.38	$1.28	$1.35	$1.26
Trucking volume	50,746	47,414	47,466	44,930
Average trucking revenue per barrel (b)	$3.30	$3.02	$3.24	$3.04
_____________

(a)
Operating and maintenance expenses include imbalance settlement gains of $2.8 million and imbalance settlement losses $0.8 million for the three months ended September 30, 2014 and 2013, respectively and imbalance settlement gains of $5.5 million and $2.1 million in the nine months ended September 30, 2014 and 2013, respectively.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Volumes. Average pipeline throughput volumes increased 44,515 bpd, or 49%, in the 2014 Quarter as a result of the expansion of our High Plains System. This includes a 36,830 bpd increase in third-party volumes during the 2014 Quarter reflecting the continued capture of incremental volume on the High Plains pipeline in North Dakota through the addition of new capacity associated with the High Plains pipeline reversal. Trucking throughput volumes increased 3,332 bpd during the 2014 Quarter as compared to the 2013 Quarter.

Financial Results. Revenues increased $8.7 million, or 36%, to $32.6 million for the 2014 Quarter compared to $23.9 million in the 2013 Quarter. Pipeline and trucking revenues increased $6.5 million and $2.2 million, respectively, compared to the 2013 Quarter primarily as a result of higher pipeline throughput and trucking volumes.

Operating and maintenance expenses decreased $3.5 million, or 20%, to $13.8 million in the 2014 Quarter compared to $17.3 million in the 2013 Quarter primarily related to $4.9 million in costs recognized in the 2013 Quarter associated with the September 2013 release of approximately 20,000 barrels of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). These costs were partially offset by higher repair and maintenance costs associated with the increased throughput on the High Plains System.

General and administrative expenses increased $1.0 million, or 119% to $1.9 million in the 2014 Quarter compared to $0.9 million in the 2013 Quarter due to increased allocated overhead to support the growth of our Crude oil Gathering segment.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Volumes. Average pipeline throughput volumes increased 29,696 bpd, or 35%, in the 2014 Period primarily as a result of the expansion of our High Plains System. This includes a 17,060 bpd increase in third-party volumes. Trucking throughput volumes increased by 2,536 bpd during the 2014 Period compared to the 2013 Period and include an increase of 5,806 bpd in volumes hauled by our proprietary fleet consistent with our strategy to expand the utilization of our proprietary fleet in order to generate cost and operating efficiencies. The increase in pipeline and trucking throughput reflects incremental volume on the High Plains pipeline through the addition of new capacity associated with the High Plains pipeline reversal during the 2014 Period.

Financial Results. Revenues increased $17.8 million, or 27%, to $84.3 million for the 2014 Period compared to $66.5 million in the 2013 Period. Pipeline and trucking revenues increased $13.1 million and $4.7 million, respectively, compared to the 2013 Period primarily as a result of the increased pipeline throughput and trucking volumes discussed above.

Operating and maintenance expenses decreased $1.1 million, or 3%, to $38.6 million in the 2014 Period compared to $39.7 million in the 2013 Period predominantly attributable to $4.9 million in costs during the 2013 Period related to the Crude Oil Pipeline Release, partially offset by higher 2014 Period repair and maintenance costs associated with the increased throughput on the High Plains System.

General and administrative expenses increased $1.4 million, or 59% to $3.7 million in the 2014 Period compared to $2.3 million in the 2013 Period due to increased allocated overhead to support the growth of our Crude Oil Gathering operations.

Terminalling and Transportation Segment

The following tables and discussion are an explanation of our results of operations of the Terminalling and Transportation segment for the three and nine months ended September 30, 2014 and 2013 (in thousands, except barrel and per barrel amounts). Our financial information includes the historical results of our Predecessors and the results of TLLP. See “Factors Affecting the Comparability of Our Financial Results” on page 30.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES (a)	(Includes Predecessors)
Terminalling revenues	$89,508	$59,014	$244,448	$123,264
Pipeline transportation revenues	28,260	13,835	81,037	22,491
Total Revenues	117,768	72,849	325,485	145,755
COSTS AND EXPENSES
Operating and maintenance expenses (b)	40,964	41,733	116,838	68,844
General and administrative expenses	8,487	3,973	20,984	7,361
Depreciation and amortization expenses	15,762	15,342	46,576	25,488
Loss (gain) on asset disposals and impairments	170	13	(4,578)	177
Total Costs and Expenses	65,383	61,061	179,820	101,870
TERMINALLING AND TRANSPORTATION SEGMENT OPERATING INCOME	$52,385	$11,788	$145,665	$43,885
VOLUMES (bpd)
Terminalling throughput	942,930	1,020,421	919,350	675,047
Average terminalling revenue per barrel (a) (c)	$1.03	$0.63	$0.97	$0.67
Pipeline transportation throughput (d)	843,293	212,802	824,468	152,757
Average pipeline transportation revenue per barrel (a) (c) (d)	$0.36	$0.71	$0.36	$0.54
____________
(a) Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment, with the exception of RCA tariffs charged to Tesoro on the refined products pipeline included in the West Coast Logistics Assets acquisition.

(b)
Operating and maintenance expenses include imbalance settlement gains of $6.6 million and $2.0 million for the three months ended September 30, 2014 and 2013, respectively, and $9.1 million and $4.1 million for the nine months ended September 30, 2014 and 2013, respectively.

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

(d)
Tesoro did not separately track transportation volumes on the pipeline assets acquired in the Los Angeles Logistics Assets acquisition; therefore, 2013 pipeline volumes have not been adjusted to include the activity from the date Tesoro acquired the assets on June 1, 2013 through September 30, 2013.

The results of the West Coast Logistics Assets operations, prior to the West Coast Logistics Assets respective acquisition dates on July 1, 2014 and September 30, 2014, and the results of the Los Angeles Logistics Assets operations, for the period of June 1, 2013 through September 30, 2013, have been included in the Predecessors’ results in the tables below. The results of the West Coast Logistics Assets and the Los Angeles Logistics Assets, subsequent to each respective acquisition date, have been included in TLLP’s results.

The following tables present the results of operations of the Terminalling and Transportation segment, disaggregated to include the results of TLLP and our Predecessors (in thousands):

	Tesoro Logistics LP (e)	Predecessors	Three Months Ended September 30, 2014
REVENUES (a)
Terminalling revenues	$89,508	$—	$89,508
Pipeline transportation revenues	25,908	2,352	28,260
Total Revenues	115,416	2,352	117,768
COSTS AND EXPENSES
Operating and maintenance expenses (b)	38,914	2,050	40,964
General and administrative expenses	8,404	83	8,487
Depreciation and amortization expenses	15,629	133	15,762
Loss on asset disposals and impairments	170	—	170
Total Costs and Expenses	63,117	2,266	65,383
TERMINALLING AND TRANSPORTATION SEGMENT OPERATING INCOME	$52,299	$86	$52,385
VOLUMES (bpd)
Terminalling throughput	942,930		942,930
Average terminalling revenue per barrel (a) (c)	$1.03		$1.03
Pipeline transportation throughput	799,647		843,293
Average Pipeline transportation revenue per barrel (a) (c)	$0.35		$0.36

	Tesoro Logistics LP (e)	Predecessors	Three Months Ended September 30, 2013
REVENUES (a)
Terminalling revenues	$58,323	$691	$59,014
Pipeline transportation revenues	11,578	2,257	13,835
Total Revenues	69,901	2,948	72,849
COSTS AND EXPENSES
Operating and maintenance expenses (b)	22,546	19,187	41,733
General and administrative expenses	3,090	883	3,973
Depreciation and amortization expenses	12,002	3,340	15,342
Loss on asset disposals and impairments	13	—	13
Total Costs and Expenses	37,651	23,410	61,061
TERMINALLING AND TRANSPORTATION SEGMENT OPERATING INCOME (LOSS)	$32,250	$(20,462)	$11,788
VOLUMES (bpd)
Terminalling throughput	606,977		1,020,421
Average terminalling revenue per barrel (a) (c)	$1.04		$0.63
Pipeline transportation throughput (d)	173,111		212,802
Average Pipeline transportation revenue per barrel (a) (c) (d)	$0.73		$0.71
_____________
See pages 40 and 42 for footnotes to these tables.

	Tesoro Logistics LP (e)	Predecessors	Nine Months Ended September 30, 2014
REVENUES (a)
Terminalling revenues	$244,448	$—	$244,448
Pipeline transportation revenues	74,635	6,402	81,037
Total Revenues	319,083	6,402	325,485
COSTS AND EXPENSES
Operating and maintenance expenses (b)	107,864	8,974	116,838
General and administrative expenses	20,503	481	20,984
Depreciation and amortization expenses	45,559	1,017	46,576
Gain on asset disposals and impairments	(4,578)	—	(4,578)
Total Costs and Expenses	169,348	10,472	179,820
TERMINALLING AND TRANSPORTATION SEGMENT OPERATING INCOME (LOSS)	$149,735	$(4,070)	$145,665
VOLUMES (bpd)
Terminalling throughput	903,743		919,350
Average terminalling revenue per barrel (a) (c)	$0.99		$0.97
Pipeline transportation throughput	785,757		824,468
Average Pipeline transportation revenue per barrel (a) (c)	$0.35		$0.36

	Tesoro Logistics LP (e)	Predecessors	Nine Months Ended September 30, 2013
REVENUES (a)
Terminalling revenues	$122,343	$921	$123,264
Pipeline transportation revenues	16,419	6,072	22,491
Total Revenues	138,762	6,993	145,755
COSTS AND EXPENSES
Operating and maintenance expenses (b)	38,839	30,005	68,844
General and administrative expenses	5,871	1,490	7,361
Depreciation and amortization expenses	20,386	5,102	25,488
Loss on asset disposals and impairments	177	—	177
Total Costs and Expenses	65,273	36,597	101,870
TERMINALLING AND TRANSPORTATION SEGMENT OPERATING INCOME (LOSS)	$73,489	$(29,604)	$43,885
VOLUMES (bpd)
Terminalling throughput	478,305		675,047
Average terminalling revenue per barrel (a) (c)	$0.94		$0.67
Pipeline transportation throughput (d)	116,686		152,757
Average Pipeline transportation revenue per barrel (a) (c) (d)	$0.52		$0.54
____________

(e)	See “Non-GAAP Financial Measures” for information regarding the presentation of our disaggregated results of operations.

See page 40 for additional footnotes to these tables.

 Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Volumes. Terminalling throughput volumes decreased 77,491 bpd, or 8%, in the 2014 Quarter compared to the 2013 Quarter primarily as a result of lower throughput volumes at our California marine terminals in the 2014 Quarter. Pipeline transportation throughput volumes increased 630,491 bpd in the 2014 Quarter compared to the 2013 Quarter as a result of the pipeline assets acquired in and the Los Angeles Logistics Assets acquisition. These volumes were not separately tracked by Tesoro prior to TLLP’s acquisition on December 6, 2013 and not retrospectively adjusted for the 2013 Quarter.

Financial Results. Revenues increased $44.9 million, or 62%, to $117.8 million in the 2014 Quarter compared to $72.8 million in the 2013 Quarter primarily as a result of the new commercial agreements that went into effect in connection with the Los Angeles Logistics Assets acquisition and the West Coast Logistics Assets acquisition, which accounted for approximately $41.6 million of the revenue increase compared to the 2013 Quarter.

Operating and maintenance expenses decreased $0.7 million, or 2%, to $41.0 million in the 2014 Quarter from $41.7 million in the 2013 Quarter primarily as a result of a $4.6 million increase in imbalance settlement gains during the 2014 Period, which was partially offset by higher repair and maintenance costs during the 2014 Period. The increase in imbalance settlement gains is primarily due to an agreement reached with Tesoro on the interpretation of the imbalance settlement provisions of our Second Amended and Restated Master Terminalling Services Agreement that applied retroactively and resulted in an additional gain of $5.8 million recorded in the 2014 Quarter (the “Imbalance Adjustment”).

General and administrative expense increased $4.5 million to $8.5 million in the 2014 Quarter compared to $4.0 million in the 2013 Quarter due to increased expenses for certain allocated overhead costs associated with the 2013 Acquisitions.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Volumes. Terminalling throughput volumes increased 244,303 bpd, or 36%, in the 2014 Period compared to the 2013 Period as a result of the 2013 Acquisitions. Pipeline transportation throughput volumes increased 671,711 bpd, or 440%, in the 2014 Period compared to the 2013 Period as a result of the pipeline assets acquired in the Northwest Products System and Los Angeles Logistics Assets acquisitions. Pipeline volumes were not separately tracked by Tesoro prior to TLLP’s acquisition of the Los Angeles Logistics Assets on December 6, 2013 and were not retrospectively adjusted for the 2013 Period. The remaining volumes reflect operations of the Northwest Products System, Los Angeles Terminal Assets and the Los Angeles Logistics Assets for the entire 2014 Period, compared to approximately four months of operations of the Northwest Products System and the Los Angeles Terminal Assets in the 2013 Period.

Financial Results. Revenues increased $179.7 million to $325.5 million in the 2014 Period compared to $145.8 million in the 2013 Period primarily as a result of the new commercial agreements that went into effect in connection with the 2013 Acquisitions, which accounted for approximately $166.0 million of the revenue increase compared to the 2013 Period. The results reflect operations of the Northwest Products System, the Los Angeles Logistics Assets and the Los Angeles Terminal Assets for the entire 2014 Period, compared to about four months of operations of these assets in the 2013 Period. Revenues in the 2014 Period also include $8.5 million from the first phase of the West Coast Logistics Assets acquisition, which closed on July 1, 2014.

Operating and maintenance expenses increased $48.0 million, or 70%, to $116.8 million in the 2014 Period from $68.8 million in the 2013 Period primarily as a result of an increase of $50.2 million associated with a full period of operations of the 2013 Acquisitions in the 2014 Period compared to the 2013 Period. Operating and maintenance expenses reflect operations of the Northwest Products System, Los Angeles Terminal Assets and the Los Angeles Logistics Assets for the entire 2014 Period, compared to approximately four months of operations in the 2013 Period. This increase was partially offset by the $5.8 million Imbalance Adjustment.

General and administrative expenses increased $13.6 million to $21.0 million in the 2014 Period compared to $7.4 million in the 2013 Period due to increased expenses for certain allocated overhead costs associated with the 2013 Acquisitions.

Depreciation and amortization expenses increased $21.1 million to $46.6 million in the 2014 Period compared to $25.5 million in the 2013 Period. The increase is attributable to depreciation expense related to the 2013 Acquisitions. The 2013 Period includes depreciation expense for the Northwest Products System from the acquisition date on June 19, 2013, the Los Angeles Terminal Assets from the acquisition date on June 1, 2013. The 2014 Period results include nine months of depreciation for the assets acquired in 2013.

Loss (gain) on asset disposals and impairments includes a gain of $4.7 million related to the sale of the Boise Terminal during the 2014 Period. We agreed to divest the Boise Terminal pursuant to the regulatory review process associated with the Northwest Products System acquisition.

CAPITAL RESOURCES AND LIQUIDITY

Our primary cash requirements relate to funding capital expenditures, meeting operational needs, paying distributions to our unitholders and paying our debt service costs. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our Revolving Credit Facility, issuances of additional debt and equity securities and reimbursement by customers for certain maintenance and growth capital expenditures. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements, acquisition-related requirements and debt servicing requirements and allow us to fund at least the minimum quarterly cash distributions.

We expect to close the QEPFS Acquisition during the fourth quarter of 2014 and intend to fund the purchase with a combination of cash, debt and equity proceeds, and borrowings under the Revolving Credit Facility. Additionally, we expect to amend and restate our Revolving Credit Facility to increase loan availability up to $900.0 million in connection with the closing of the QEPFS Acquisition.

Equity Overview

August 2014 Equity Offering

On August 22, 2014, we closed an offering of 2,100,000 common units representing limited partner interests, at a price of $67.47 per unit (the “August Offering”). We used the net proceeds of $141.7 million for the redemption of $130.3 million of the 5.875% Senior Notes due 2020 (the “Senior Notes Redemption”). In addition, as a result of the August Offering, TLGP contributed $3.0 million in exchange for 44,000 general partner units to maintain its 2% general partnership interest.

ATM Program

On June 25, 2014, we filed a prospectus supplement to our shelf registration statement filed with the Securities and Exchange Commission in 2012, authorizing the continuous issuance of up to an aggregate of $200.0 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). During the three and nine months ended September 30, 2014, we issued an aggregate of 193,900 and 199,400 common units, respectively under our ATM Program, generating net proceeds of approximately $13.6 million and $14.0 million, respectively. The net proceeds from sales under the ATM Program will be used for general partnership purposes. We paid fees of $278,599 and $286,501 related to the issuance of units under the ATM Program for the three and nine months ended September 30, 2014, respectively.

Subordinated Unit Conversion

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

Cash distributions

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution including general partner IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2013	$0.5650	$2.26	$36,265	February 13, 2014	February 3, 2014
March 31, 2014	$0.5900	$2.36	$38,976	May 15, 2014	May 5, 2014
June 30, 2014	$0.6150	$2.46	$42,132	August 14, 2014	August 4, 2014
September 30, 2014 (a)	$0.6425	$2.57	$65,758	November 13, 2014	November 3, 2014
____________
(a) This distribution was declared on October 23, 2014 and will be paid on the date of distribution.

Debt Overview

Our total debt at September 30, 2014 was comprised of the following (in thousands):

Debt, including current maturities:	September 30, 2014
Revolving Credit Facility	$243,000
5.875% Senior Notes due 2020 (b)	474,800
6.125% Senior Notes due 2021	550,000
Capital lease obligations	8,489
Total Debt	$1,276,289
____________
(b) Includes unamortized premium of $5.1 million.

Revolving Credit Facility

As of September 30, 2014, our Revolving Credit Facility provided for total loan availability of $575.0 million, and we are allowed to request that the loan availability be increased up to an aggregate of $650.0 million, subject to receiving increased commitments from the lenders. Our Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our subsidiaries and secured by substantially all of our assets. We had $243.0 million of borrowings related to the acquisition of the West Coast Logistics Assets and $0.3 million in letters of credit outstanding under the Revolving Credit Facility, resulting in a total unused loan availability of $331.7 million as of September 30, 2014. The weighted average interest rate for borrowings under our Revolving Credit Facility was 2.65% at September 30, 2014. The Revolving Credit Facility is scheduled to mature on December 31, 2017.

We entered into a commitment letter in connection with the QEPFS Acquisition, whereby we received commitments to amend and restate our existing Revolving Credit Facility to increase loan availability up to $900.0 million and to extend its maturity to five years (the “Amended Credit Facility”) from the closing date of the QEPFS Acquisition. The loan availability under the Amended Credit Facility may be increased up to an aggregate of $1.5 billion, subject to receiving commitments from new or existing lenders under such facility.

On October 31, 2014, we repaid $243.0 of the borrowings outstanding under our Revolving Credit Facility with the proceeds received from the 2019 Senior Notes discussed below.

The Revolving Credit Facility was subject to the following expenses and fees at September 30, 2014:

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

The Revolving Credit Facility and our Senior Notes due 2020 and 2021 contain covenants that may, among other things, limit or restrict our ability (as well as the ability of our subsidiaries) to engage in certain activities. There have been no changes in these covenants from those described in the Annual Report on 10-K for the year ended December 31, 2013. We do not believe that these limitations will restrict our ability to pay distributions. Additionally, the Revolving Credit Facility contains covenants that require us to maintain certain interest coverage and leverage ratios. We submit compliance certifications to the bank quarterly, and we were in compliance with our debt covenants as of September 30, 2014.

Senior Notes due 2019 and 2022

Effective October 29, 2014, we completed a private offering of $1.3 billion aggregate principal amount of senior notes (the “Senior Notes Offering”) pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The Senior Notes Offering consisted of $500.0 million of 5.50% senior notes due in 2019 (the “2019 Senior Notes”) and $800.0 million of 6.25% senior notes due in 2022 (the “2022 Senior Notes”). The proceeds from the 2019 Senior Notes were used to repay amounts outstanding under our Revolving Credit Facility related to the West Coast Logistics Assets acquisition, while the 2022 Senior Notes closed into escrow to fund the QEPFS Acquisition. The remaining net proceeds from the 2019 Senior Notes will be used primarily to fund the acquisition of QEPFS, or for general partnership purposes.

We agreed to complete a registered exchange offer to exchange the 2019 Senior Notes and the 2022 Senior Notes for debt securities with substantially identical terms within 18 months of the closing date of the Senior Notes Offering.

The escrowed proceeds from the 2022 Senior Notes will be released to fund the QEPFS Acquisition upon TLLP’s closing of the acquisition and other customary conditions outlined in the debt agreement. If these conditions are not satisfied by December 31, 2014 (subject to monthly extensions until February 28, 2015), the 2022 Senior Notes can be redeemed at 100% of their initial issue price, plus accrued and unpaid interest.

Redemption of 5.875% Senior Notes Due 2020

In connection with the $130.3 million Senior Notes Redemption, we made payments for accrued interest of $3.7 million and premiums of $7.7 million. TLGP reimbursed the payment of premiums, which was reflected as a contribution by TLGP as it relates to its ownership of common units. The premium and $2.5 million of expenses of unamortized debt issuance costs were included in interest and financing costs, net.

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

Cash Flow Summary

Components of our cash flows are set forth below (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash Flows From (Used In):
Operating Activities	$152,817	$72,728
Investing Activities	(105,585)	(366,080)
Financing Activities (d)	(66,993)	339,143
Increase (decrease) in Cash and Cash Equivalents	$(19,761)	$45,791
____________

(d)
Cash flows from financing activities include amounts distributed to Tesoro in connection with the West Coast Logistics Assets acquisition in the 2014 Period, and the acquisition of the Los Angles Terminal Assets in the 2013 Period.

Operating Activities. Net cash from operating activities increased $80.1 million to $152.8 million in the 2014 Period compared to $72.7 million for the 2013 Period primarily due to higher revenues and operating income as a result of the commercial agreements executed in connection with the 2013 Acquisitions.

Investing Activities. Net cash used in investing activities for the 2014 Period decreased $260.5 million to $105.6 million compared to $366.1 million in the 2013 Period. Cash used in investing activities in the 2013 Period included $314.8 million paid upon closing the acquisition of the Northwest Products System. The decrease related to this outflow was partially offset by higher capital expenditures in the 2014 Period including spending related to the High Plains pipeline reversal project and the construction of the Bakken area storage hub. See “Capital Expenditures” below for a discussion of the various maintenance and growth projects in the 2014 Period, including those reimbursed by our customers. Cash provided by investing activities during the 2014 Period also included proceeds of $9.7 million from the sale of our Boise Terminal.

Financing Activities. Net cash used in financing activities for the 2014 Period was $67.0 million compared to net cash provided by financing activities of $339.1 million for the 2013 Period. The net cash provided by financing activities in the 2013 Period included net proceeds of $391.6 million from the January 2013 Offering and $8.3 million in net proceeds from the offering of general partner units to Tesoro, which were used to finance the acquisition of the Northwest Products System. We paid higher quarterly cash distributions totaling $117.7 million during the 2014 Period compared to quarterly cash distributions totaling $73.0 million paid in the 2013 Period. Net cash provided by financing activities during the 2014 Period also included $243.0 million of net borrowings on our Revolving Credit Facility to fund a portion of the West Coast Logistics Assets acquisition that closed during the 2013 Quarter.

Historically, the Predecessors’ sources of liquidity included cash generated from operations and funding from Tesoro. Cash receipts were deposited in Tesoro’s bank accounts and all cash disbursements were made from those accounts. As such, historically, our Predecessors’ financial statements have reflected no cash balances. The Partnership has bank accounts separate from Tesoro, but Tesoro provides treasury services on our general partner's behalf pursuant to the Amended Omnibus Agreement. Tesoro retained the working capital related to the Predecessors, as those asset and liability balances represented the Predecessors’ transactions. The Sponsor contribution of $3.3 million and $14.7 million included in cash from financing activities for the 2014 Period and 2013 Period, respectively, was the funding of the net loss of the Predecessors.

Capital Expenditures

The Partnership’s operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations and to maintain assets, ensuring regulatory compliance. The cost estimates described below are subject to further review, analysis and permitting requirements and include estimates for capitalized interest and labor. Maintenance capital expenditures include expenditures required to ensure the safety, reliability, integrity and regulatory compliance of our assets. Growth capital expenditures (previously referred to as expansion capital expenditures) include expenditures to purchase or construct new assets and to expand existing facilities or services that may increase throughput capacity on our pipelines and in our terminals or increase storage capacity and other services at our storage and terminalling facilities.

The following table is a summary of our capital expenditures for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Growth	$49,255	$18,087	$117,159	$44,424
Maintenance	13,808	5,404	19,928	14,692
Total Capital Expenditures	$63,063	$23,491	$137,087	$59,116

The following table is a summary of our total 2014 expected capital expenditures, TLLP 2014 Period capital expenditures and estimated remaining capital expenditures, presented both gross and net of reimbursements (in thousands):

	Total 2014 Expected Capital Expenditures	Total 2014 Expected Capital Expenditures, Net	TLLP 2014 Period Capital Expenditures (a)	TLLP 2014 Period Capital Expenditures, Net (a)	Remaining 2014 Capital Expenditures	Remaining 2014 Capital Expenditures, Net
Growth	$160,000	$147,400	$117,159	$106,756	$42,841	$40,644
Maintenance	40,000	28,100	19,928	15,939	20,072	12,161
Total Capital Expenditures	$200,000	$175,500	$137,087	$122,695	$62,913	$52,805
_____________
(a) Excludes growth spending related to our Predecessors of $0.2 million. See “How We Evaluate Our Operations - Non-GAAP Financial Measures” for information regarding the presentation of our disaggregated results of operations and exclusion of certain predecessor information.

Our total 2014 expected capital expenditures increased from $160.0 million to $200.0 million. The change in the total expected capital expenditures incorporates projects added in 2014, including the construction of the Connolly Gathering System and the Anacortes truck rack, discussed further below, and was partially offset by the deferral of the construction of the second phase of the Bakken area storage hub to 2015. We anticipate that our capital expenditures will be funded primarily with cash generated from operations, reimbursement by customers for certain maintenance and growth capital expenditures, borrowings under our Revolving Credit Facility and issuances of additional debt and equity securities, as needed.

Growth Capital Expenditures

Growth capital expenditures in the 2014 Period were $117.2 million, primarily related to the High Plains pipeline reversal project and the completion of the first phase of the Bakken Area Storage Hub. A total of $10.4 million of growth capital expenditures were reimbursed to us in the 2014 Period. We estimate that our growth capital expenditures for the remainder of 2014 will be approximately $42.8 million, or $40.6 million net of reimbursements. Major projects include the following:

•
High Plains pipeline reversal project which is expected to increase throughput on the High Plains pipeline by over 50 percent. The project commenced in 2013 and is substantially complete. The High Plains pipeline reversal project has a total expected spend of $40.0 million.

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

•
Projects to expand and optimize the Southern California distribution system with 2014 expected spending of $25.0 million, which has been adjusted to include additional projects associated with the Los Angeles Logistics Assets. The projects are expected to increase throughput and expand ancillary services.

•
Connolly Gathering System construction with estimated capital spending of $150.0 million, with current year spending expected to be $35.0 million. The Connolly Gathering System will gather crude oil from various points in Dunn County, North Dakota for delivery at the existing Connolly Station and is expected to have a capacity of approximately 60,000 bpd. We expect the first barrels will be delivered into the main line in late 2014 to early 2015.

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

Future expenditures may be required to comply with the federal, state and local environmental requirements for our various sites, including our storage facilities, pipelines and refined products terminals. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our liquidity, financial position or results of operations. Under the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of our initial public offering in April 2011 (“Initial Offering”) and subsequent acquisitions from Tesoro.

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

The Partnership has been party to various environmental matters arising in the ordinary course of business. The outcome of these matters cannot always be accurately predicted, but the Partnership recognizes liabilities for these matters based on estimates and applicable accounting guidelines and principles. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change and that additional costs will be recorded as more information becomes available. Our accruals for these environmental expenditures totaled $20.9 million and $24.4 million at September 30, 2014 and December 31, 2013, respectively. See Note H to our condensed combined consolidated financial statements for additional information regarding changes in environmental liabilities during the nine months ended September 30, 2014.

Tioga, North Dakota Crude Oil Pipeline Release

In September 2013, the Partnership responded to the Crude Oil Pipeline Release. The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted during the next few years to restore the site for agricultural use. We accrued an additional $4.1 million and $9.7 million during the three and nine months ended September 30, 2014, respectively, to reflect improved scope definition and estimates which resulted in an increase in the total estimated cost associated with the project. Probable insurance recoveries related to the Crude Oil Pipeline Release of $18.4 million and $14.0 million were included in other receivables at September 30, 2014 and December 31, 2013, respectively, pursuant to a pollution liability insurance policy, which is subject to a $1.0 million deductible and a $25.0 million loss limit. Through September 30, 2014, we have received insurance proceeds of $5.3 million in reimbursements of costs incurred.

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

The Partnership assumed responsibility for performing additional testing and associated pipeline repairs on the pipeline pursuant to the CAO upon closing the Northwest Products System acquisition. In connection with the Northwest Products System acquisition, our condensed combined consolidated balance sheet included $2.0 million and $8.0 million in accrued environmental liabilities related to the CAO at September 30, 2014 and December 31, 2013, respectively, and $4.7 million in accruals unrelated to the CAO at both September 30, 2014 and December 31, 2013.

We expect to spend approximately $26.5 million in total through the end of 2014 to perform a detailed inspection and maintenance program, including costs to perform repairs as a result of the inspection, which is intended to improve the integrity of the Northwest Products Pipeline. This includes the costs to comply with the CAO and also costs expected for inspections and repairs on other sections of the pipeline. We have spent $20.3 million under this inspection and maintenance program since the acquisition of the Northwest Products System including $11.4 million for the nine months ended September 30, 2014. The purchase price of the Northwest Products system was reduced by $45.0 million to compensate the Partnership for assuming responsibilities under the CAO and to perform additional inspection and maintenance as the Partnership deemed necessary.

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

•
changes in the expected benefits, including, without limitation, expected accretion to our limited partners or operational synergies, of our transactions relating to our acquisition of QEP Resources, Inc.’s wholly-owned subsidiary, QEPFS, our ability to integrate the operations we expect to acquire in the acquisition, or the value of the assets we intend to acquire in the QEPFS Acquisition;

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

Interest Rate Risk

Our use of debt directly exposes us to interest rate risk. Variable-rate debt, such as borrowings under our Revolving Credit Facility, exposes us to short-term changes in market rates that impact our interest expense. Fixed rate debt, such as our Senior Notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to rates higher than the current market. The fair value of our fixed rate debt was estimated using quoted market prices. The carrying value and fair value of our total debt were both approximately $1.3 billion as of September 30, 2014, and were both approximately $1.2 billion as of December 31, 2013. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. As of September 30, 2014, we had $243.0 million of borrowings under our Revolving Credit Facility. Any change in interest rates would affect cash flows, but not the fair value of the debt we incur under our Revolving Credit Facility. With all other variables held constant, a 0.25% change in the interest rate associated with these borrowings would result in a $0.6 million change in annual interest expense.

We do not currently have in place any hedges or forward contracts to reduce our exposure to interest rate risks; however, we continue to monitor the market and our exposure, and may enter into these transactions in the future. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable Securities and Exchange Commission rules) during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect these controls.

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

In October 2014 we finalized the settlement of a notice of violation issued on March 12, 2014 by the Northwest Clean Air Agency jointly to Tesoro Logistics Operations LLC and Tesoro Refining & Marketing Company LLC alleging a violation of air quality regulations at TLLP’s Anacortes Crude Rail Offloading facility. The allegation concerns hydrocarbon releases from the wastewater system at the unloading facility during the period of November 2012 through September 2013. The final resolution of this matter did not have a material impact on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, except for the risks related to the QEPFS Acquisition, as noted below.

The QEPFS Acquisition may not be consummated, which could have an adverse impact on our distributable cash flow.

We expect the QEPFS Acquisition to close during the fourth quarter of 2014, but the acquisition is subject to a number of closing conditions. Satisfaction of many of these conditions is beyond our control. If these conditions are not satisfied or waived, the QEPFS Acquisition will not be completed. Certain of the conditions that remain to be satisfied include, but are not limited to:

•	the continued accuracy of the representations and warranties in the definitive agreement, dated October 19, 2014, (“QEPFS Purchase Agreement”) to acquire QEPFS;

•	the performance by each party of its respective obligations under the QEPFS Purchase Agreement;

•	the absence of any injunction, order or award restraining, enjoining or otherwise prohibiting the QEP Field Services Acquisition;

•	QEP Midstream’s delivery of proof that it has paid off all amounts owed under, or in connection with the termination of, its revolving credit facility;

•	the third party right of first refusal on the Vermillion complex, a gas processing facility located in Sweetwater County, Wyoming, has been waived, exercised or expired;

•	the delivery of a guarantee of all of QEP Field Services’ obligations under the QEPFS Purchase Agreement by QEP in favor of TLLP; and

•	obtaining required regulatory approvals, including the pre-merger notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

As a result, the QEPFS Acquisition may not close as scheduled, or at all. Failure to complete the QEPFS Acquisition or any delays in completing the QEPFS Acquisition could have an adverse impact on our future business, operations and distributable cash flow and could negatively impact the price of our common units.

Even if the QEPFS Acquisition is completed, a combination with QEP Midstream Partners, LP (“QEP Midstream”) may not be consummated.

Following the closing of the QEPFS Acquisition, we currently intend to make a proposal to the QEP Midstream conflicts committee to combine the Partnership and QEP Midstream in a unit-for-unit combination. The terms of any such combination have not been negotiated, and if pursued, we expect that it would be subject to the review and approval of the board of our general partner, the QEP Midstream conflicts committee and the QEP Midstream common unitholders. We cannot predict whether the terms of a potential combination will be agreed upon by our general partner, the QEP Midstream conflicts committee or the QEP Midstream common unitholders, the timing or final structure of any potential transaction or whether a combination will occur at all.

We may be unsuccessful in integrating the operations of the assets we have acquired or of any future acquisitions, such as the QEPFS Acquisition and the potential combination with QEP Midstream, or in realizing all or any part of the anticipated benefits of any such acquisitions.

From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and business. The acquisition component of our growth strategy depends on the successful integration of these acquisitions. We face numerous risks and challenges to successful integration of acquired businesses, including the following:

•	the potential for unexpected costs, delays and challenges that may arise in integrating acquisitions into our existing business;

•	limitations on our ability to realize the expected cost savings and synergies from an acquisition;

•	challenges related to integrating acquired operations that have management teams and company cultures that differ from our own;

•	challenges related to the integration of businesses that operate in new geographic areas, including difficulties in identifying and gaining access to customers in new markets;

•	challenges with respect to the gathering assets we acquire, such as expeditiously connecting customers’ wells to the gathering system;

•	difficulties of managing operations outside of our existing core business, which may require development of additional skills and competencies; and

•
discovery of previously unknown liabilities following an acquisition associated with the acquired business or assets for which we cannot receive reimbursement under applicable indemnification provisions.

As a result of the QEPFS Acquisition and the potential combination with QEP Midstream, we anticipate that the scope and size of our operations and business will substantially change. We cannot provide assurance that our expansion in size and into the midstream natural gas and natural gas liquids (“NGL”) industry will be successful.

We anticipate that the QEPFS Acquisition and the potential combination with QEP Midstream will substantially expand the scope and size of our business by adding substantial midstream natural gas and NGL assets and operations to our existing assets and operations. Prior to the QEPFS Acquisition, our operations consisted of gathering crude oil and distributing, transporting and storing crude oil and refined products. Although we and QEPFS operate in many of the same regions, QEPFS’ operations focus on providing natural gas gathering, processing, treating and transportation services and NGL fractionation and transportation services, which is a new line of business for us. Operating midstream natural gas and NGL assets requires different operating strategies and managerial expertise than our current operations and natural gas and NGL operations are subject to additional or different regulatory requirements. Consequently, we may not be able to successfully integrate QEPFS’ operations into our existing operations, successfully manage this new line of business or to realize the expected economic benefits of the QEPFS Acquisition and the potential combination with QEP Midstream, which may have a material adverse effect on our business, financial condition and results of operations, including our distributable cash flow.

We may not have accurately estimated the benefits or synergies to be realized from the QEPFS Acquisition.

Our expected benefits and synergies from the QEPFS Acquisition may not be realized if our cash flow estimates associated with QEPFS’ assets are materially inaccurate or if we fail to identify operating problems or liabilities prior to closing. We have performed an inspection of assets to be acquired, which we believe to be generally consistent with industry practices. However, the accuracy of our assessments of the assets and our estimates are inherently uncertain. There could also be environmental or other problems that were not discovered in the course of our due diligence and inspections. If problems are identified after closing of the QEPFS Acquisition, the QEPFS Purchase Agreement provides for limited recourse against QEPFS.

In addition, our estimate of the required working capital for QEPFS’ business and targeted working capital set forth in the QEPFS Purchase Agreement may not be sufficient for the actual working capital needs of the QEPFS business. If our estimate of the targeted working capital was lower than the actual needs of the acquired business, we could be required to fund such additional working capital needs out of other operating cash flows or borrowings under our Revolving Credit Facility.

Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

As of September 30, 2014, we had $1,019.7 million outstanding in aggregate principal amount relating to our 5.875% Senior Notes due 2020 and our 6.125% Senior Notes due 2021. Our indebtedness could adversely affect our business, financial condition, results of operations and cash flows, including, without limitation, impairing our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general partnership purposes or our ability to make distributions to our unitholders. In addition, we will have to use a substantial portion of our cash flow to pay principal, premium (if any) and interest on the Senior Notes Offering and our other indebtedness which will reduce the funds available to us for other purposes. Our level of indebtedness will also make us more vulnerable to economic downturns and adverse industry conditions, and may compromise our ability to capitalize on business opportunities and to react to competitive pressures as compared to our competitors.

The QEPFS Acquisition could result in unexpected disruptions on the combined business.

In response to the announcement of the QEPFS Acquisition, QEPFS’ customers may cease or reduce their business with QEPFS, which could negatively affect our combined business operations. Similarly, current or prospective employees of us or of QEPFS may experience uncertainty about their future roles with the combined entity. This may adversely affect our ability to attract and retain key management, marketing and technical personnel. In addition, the diversion of the attention of our respective management teams away from day-to-day operations during the negotiation and pendency of the QEPFS Acquisition could have an adverse effect on the financial condition and operating results of either us or QEPFS.

Our historical and pro forma combined consolidated financial information and operating data may not be representative of our results as a combined company.

The pro forma combined consolidated financial information filed with the Securities and Exchange Commission (“SEC”) is constructed from the consolidated historical financial statements of TLLP, the combined statements of revenues and direct operating expenses of the Northwest Products System and the financial statements of QEPFS, and does not purport to be indicative of the future results of operations of the combined companies. Therefore, our pro forma combined consolidated financial information filed with the SEC may not be representative of our results as a combined company. The pro forma combined consolidated financial information filed with the SEC is also based in part on certain assumptions regarding the Northwest Products System acquisition, the QEPFS Acquisition and the transactions relating thereto that we believe are reasonable. We cannot assure you, however, that our assumptions will prove to be accurate. Accordingly, the historical and pro forma combined consolidated financial information filed with the SEC may not be indicative of what our results of operations and financial condition would have been had we been a consolidated entity during the periods presented, or what our results of operations and financial conditions will be in the future. The challenge of integrating previously independent businesses makes evaluating our business and our future financial prospects difficult. Our potential for future business success and operating profitability must be considered in light of the risks, uncertainties, expenses and difficulties typically encountered by recently combined companies.

Our pro forma condensed combined consolidated financial information includes a preliminary allocation of the estimated purchase price for the QEPFS Acquisition. The price was allocated based on a preliminary assessment of the fair value of the assets acquired and liabilities assumed, pending the completion of an independent appraisal and other evaluations. We cannot currently estimate the value of the purchase price to be allocated to property, plant and equipment, goodwill, identifiable intangible assets, noncontrolling interest or any other noncurrent assets or liabilities at this time. Additionally, the results of the pending appraisal may reflect a value for certain customer contracts, environmental liabilities, or other identifiable intangible assets, the quantification of which cannot be determined at this time. Further, as the QEPFS Acquisition has not closed, certain amounts of working capital and other closing adjustments reflected in the pro forma adjustments are not final.

The QEPFS Acquisition may be completed on different terms from those contained in the QEPFS Purchase Agreement.

Prior to the completion of the QEPFS Acquisition, we and QEPFS may, by mutual agreement, amend or alter the terms of the QEPFS Purchase Agreement, including with respect to, among other things, the consideration payable by us to QEPFS or any covenants or agreements with respect to the parties’ respective operations during the pendency thereof. Any such amendments or alterations may have negative consequences to us, including, among other things, reducing our distributable cash flow. In addition, the Vermillion complex is the subject of a right of first refusal with a third party. We cannot control whether the third party will validly exercise their right of first refusal. If such right of first refusal is validly exercised, we will not obtain the Vermillion complex, which could have a disruptive effect on the combined business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As described elsewhere in this Quarterly Report on Form 10-Q and in the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2014, the Partnership issued equity to Tesoro Logistics GP, LLC, our general partner, as part of the consideration for the acquisition of the West Coast Logistics acquisition on July 1, 2014.

ITEM 6. EXHIBITS

(a)Exhibits

Exhibit Number	Description of Exhibit

2.1
Contribution, Conveyance and Assumption Agreement, dated as of June 23, 2014, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, Tesoro Logistics Operations LLC and Tesoro Logistics Pipelines LLC (incorporated by reference herein from Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on June 23, 2014, File No. 1-35143).

2.2
Membership Interest Purchase Agreement, dated as of October 19, 2014, between Tesoro Logistics LP and QEP Field Services Company. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules, exhibits and similar attachments to the Membership Interest Purchase Agreement have not been filed with this exhibit. The schedules contain various items relating to the interests to be acquired and the representations and warranties made by the parties to the agreement. The exhibits contain the forms of various agreements, certificates and other documents to be executed and delivered by the parties upon the closing of the transaction. The Partnership agrees to furnish supplementally any omitted schedule, exhibit or similar attachment to the SEC upon request (incorporated by reference herein from Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on October 19, 2014, File No. 1-35143).

3.1
Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of July 1, 2014, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company LLC, and Tesoro Logistics GP, LLC (incorporated by reference herein from Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

3.2
Amendment No. 1 to the Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of July 1, 2014, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company LLC, and Tesoro Logistics GP, LLC (incorporated by reference herein from Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed on September 30, 2014, File No. 1-35143).

*4.1
Second Supplemental Indenture dated as of October 8, 2014, among Tesoro Alaska Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 6.125% Senior Notes due 2021.

*4.2
Fourth Supplemental Indenture dated as of October 8, 2014, among Tesoro Alaska Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 5.875% Senior Notes due 2020.

4.3
Indenture, dated as of October 29, 2014 among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference herein from Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on October 29, 2014, File No. 1-35143).

4.4
Registration Rights Agreement, dated as of October 29, 2014, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference herein from Exhibit 4.2 to the Partnership’s Current Report on Form 8-K filed on October 29, 2014, File No. 1-35143).

10.1
Construction Service Agreement - Anacortes Products Terminal, dated as of July 28, 2014 between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed on August 1, 2014, File No. 1-35143).

10.2
Terminalling Services Agreement – Nikiski, dated as of July 1, 2014, among Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.3
Terminalling Services Agreement – Anacortes, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.4
Amendment No. 1 to Anacortes Track Use and Throughput Agreement, dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.5
Terminalling Services Agreement – Martinez, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.4 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

Exhibit Number	Description of Exhibit
10.6
Storage Services Agreement - Anacortes, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.5 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.7
First Amendment to Ground Lease, dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.6 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.8
Ground Lease dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.7 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.9
Martinez License Agreement, dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.8 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.10
Martinez Rights Agreement, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.9 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.11
Third Amended and Restated Omnibus Agreement, dated as of July 1, 2014, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein from Exhibit 10.10 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.12
Secondment and Logistics Services Agreement, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics Operations, LLC, Tesoro Logistics Pipelines LLC, Tesoro High Plains Pipeline Company LLC, Tesoro Logistics Northwest Pipeline LLC and Tesoro Alaska Pipeline Company LLC (incorporated by reference herein from Exhibit 10.11 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.13
Termination Agreement, dated as of July 1, 2014, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics Operations, LLC and Tesoro High Plains Pipeline Company LLC (incorporated by reference herein from Exhibit 10.12 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

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

TESORO LOGISTICS LP

		By:	Tesoro Logistics GP, LLC
Its general partner

Date:	October 31, 2014	By:	/s/ GREGORY J. GOFF
Gregory J. Goff
Chairman of the Board of Directors and Chief Executive Officer

Date:	October 31, 2014	By:	/s/ STEVEN M. STERIN
Steven M. Sterin
Director, Vice President and Chief Financial Officer