Form 10-K
period 2014-12-31
TESORO LOGISTICS LP
filed 2015-02-24
CIK 1507615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
At June 30, 2014, the aggregate market value of common limited partner units held by non-affiliates of the registrant was approximately $2.6 billion based upon the closing price of its common units on the New York Stock Exchange Composite tape. The registrant had 80,155,850 common units and 1,631,448 general partner units outstanding at February 18, 2015.

DOCUMENTS INCORPORATED BY REFERENCE: None

TESORO LOGISTICS LP
ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” on page 58.
As used in this Annual Report on Form 10-K, the terms “Tesoro Logistics LP,” “we,” “us” or “our” may refer to Tesoro Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole.

PART I

ITEM 1. BUSINESS

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

GENERAL

Tesoro Logistics LP (“TLLP” or the “Partnership”) is a fee-based, growth-oriented Delaware limited partnership formed by Tesoro Corporation and its wholly owned subsidiary, Tesoro Logistics GP, LLC (“TLGP”), our general partner in December 2010 to own, operate, develop and acquire logistics assets. Unless the context otherwise requires, references in this report to “we,” “us,” “our,” or “ours” refer to Tesoro Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole. The words “we,” “us,” “our,” or “ours” generally include our 57.8% interest in QEP Midstream Partners, LP (“QEPM”), a publicly traded limited partnership, and its subsidiaries as consolidated subsidiaries of TLLP, with certain exceptions where there are transactions or obligations between QEPM and TLLP or its other subsidiaries. Unless the context otherwise requires, references in this report to “Tesoro” or our “Sponsor” refer collectively to Tesoro Corporation and any of its subsidiaries, other than TLLP, its subsidiaries and its general partner.

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

OVERVIEW

TLLP is a fee-based, growth oriented Delaware limited partnership formed by Tesoro Corporation and is a leading full-service logistics company operating primarily in the western and mid-continent regions of the United States. We own and operate networks of over 3,500 miles of crude oil, refined products and natural gas pipelines and 28 crude oil and refined products truck and marine terminals that have over 9 million barrels of storage capacity. In addition, we own and operate four natural gas processing complexes and one fractionation facility. Our business operates in three segments: Gathering, Processing, and Terminalling and Transportation. We introduced a new reporting segment (Processing) for the processing operations acquired in the Rockies Natural Gas Business Acquisition discussed further below. In addition, we modified our previous Crude Oil Gathering segment to encompass all gathering operations, including the natural gas transmission operations acquired in the Rockies Natural Gas Business Acquisition.

We generate revenues by charging fees for gathering crude oil and natural gas, for terminalling, transporting and storing crude oil and refined products and for processing natural gas. With the exception of a small amount of condensate, we are not exposed to commodity price risk with respect to any of the crude oil, natural gas, NGLs or refined products that we handle. For the NGLs that we handle under keep-whole agreements, the Partnership has a fee-based processing agreement with Tesoro which minimizes the impact of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. We do not engage in the trading of crude oil, natural gas, NGLs or refined products; therefore we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customers’ operations.

In 2014, 83% of our revenue was derived from Tesoro primarily under various long-term, fee-based commercial agreements that generally include minimum volume commitments. In the future we expect Tesoro to provide approximately 50% of our revenues. Additionally, in the future, we believe revenues from QEP Resources, Inc. (“QEP Resources”) will be significant to our total revenues.

Our Gathering segment consists of crude oil, natural gas and produced water gathering systems in the North Dakota Williston Basin/Bakken Shale area (“Bakken Region”) and the Uinta, Vermillion and greater Green River basins. Our High Plains System, located in the Bakken Region, gathers and transports crude oil from various production locations in this area for transportation to Tesoro’s North Dakota refinery and other destinations in the Bakken Region, including export rail terminals and pipelines. Our natural gas gathering systems include the Uinta Basin Gathering System and our equity method investment Uintah Basin Field Services, L.L.C. (“Uintah Basin Field Services”). In addition, we own approximately 57.8% of QEPM, whose assets include ownership interests in four gathering systems and two pipelines regulated by the Federal Energy Regulatory Commission (“FERC”) through which it provides natural gas and crude oil transportation services.

Our Processing segment consists of four gas processing complexes, including a 60% interest in Green River Processing, LLC (“Green River Processing”), which owns one fractionation facility and two gas processing complexes, with the remaining 40% interest owned by QEPM.

Our Terminalling and Transportation segment consists of:

•
a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a jet fuel pipeline to the Salt Lake City International Airport (the “Northwest Products Pipeline”);

•	a regulated common carrier refined products pipeline system connecting Tesoro’s Kenai refinery to Anchorage, Alaska;

•	24 crude oil and refined products terminals and storage facilities in the western and midwestern U.S.;

•	four marine terminals in California;

•	a rail-car unloading facility in Washington;

•	a petroleum coke handling and storage facility in Los Angeles; and

•	other pipelines which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City and Los Angeles.

See Notes 11 and 14 to our combined consolidated financial statements in Item 8 for additional information on our properties and operating segments.

In April 2011, we completed our initial public offering (the “Initial Offering”). Subsequent to the Initial Offering we have acquired additional assets from Tesoro, and those assets, liabilities and results of operations are collectively referred to as the “Predecessors.”

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

2014 Acquisitions

Rockies Natural Gas Business Acquisition

On October 19, 2014, we entered into a Membership Interest Purchase Agreement (the “MIPA”) with QEP Field Services Company (“QEPFSC”), a wholly-owned subsidiary of QEP Resources. Pursuant to the MIPA, on December 2, 2014, the Partnership purchased from QEPFSC all of the limited liability company interests of QEP Field Services, LLC (“QEPFS”), a wholly-owned subsidiary of QEPFSC, including environmental obligations and existing legal obligations, for an aggregate purchase price of approximately $2.5 billion (the “Rockies Natural Gas Business Acquisition”). QEPFS is the direct or indirect owner of assets related to, and entities engaged in natural gas and crude oil gathering and transportation, as well as natural gas processing in or around the Green River Basin located in Wyoming and Colorado, the Uinta Basin located in eastern Utah, and the portion of the Williston Basin located in North Dakota. QEPFS also holds an approximate 55.8% limited partner interest in QEPM and 100% of the limited liability company interests of QEPM’s general partner, QEP Midstream Partners GP, LLC (“QEPM GP”), which itself holds a 2% general partner interest and 100% of the incentive distribution rights in QEPM.

The QEPFS assets include over 2,000 miles of natural gas and crude oil gathering and transmission pipelines, within Wyoming, Colorado and Utah (the “Rockies Region”) and North Dakota, with natural gas throughput capacity of 2.9 billion cubic feet per day and crude oil throughput capacity of over 54,000 barrels per day (“bpd”). Additionally, the acquired assets include four natural gas processing complexes with total capacity of 1.5 billion cubic feet per day and one fractionation facility with 15,000 bpd of throughput capacity.

West Coast Logistics Assets Acquisition

On June 23, 2014, we entered into a transaction with Tesoro and certain of its subsidiaries, Tesoro Refining & Marketing Company LLC (“TRMC”) and Tesoro Alaska Company LLC, and TLGP, pursuant to which we acquired three terminals, ten storage tanks, two rail loading and unloading facilities and a refined products pipeline (the “West Coast Logistics Assets”) in exchange for total consideration of $270 million, comprised of approximately $243 million in cash and the issuance of equity to Tesoro with a fair value of $27 million (the “West Coast Logistics Assets Acquisition”). The West Coast Logistics Assets include:

•	a truck terminal and storage tanks, located in Nikiski, Alaska;

•	a truck terminal, rail loading and unloading facility, and storage tanks, all located at Tesoro’s refinery in Anacortes, Washington;

•	a truck terminal and rail loading and unloading facility, all located at Tesoro’s refinery in Martinez, California; and

•
all of Tesoro’s membership interests in Tesoro Alaska Pipeline Company LLC, a wholly-owned subsidiary of Tesoro, which owns an approximately 70-mile long common carrier refined products pipeline connecting Tesoro’s Kenai refinery to Anchorage, Alaska.

2013 and 2012 Acquisitions

Northwest Products System Acquisition

On June 19, 2013, we purchased the northwest products system (the “Northwest Products System”) from Chevron Pipe Line Company and Northwest Terminalling Company (collectively, “Chevron”) for a total purchase price of $355 million (the “Northwest Products System Acquisition”). The Northwest Products System consists of a products pipeline system running from Salt Lake City, Utah to Spokane, Washington (the “Northwest Products Pipeline”) and three refined products terminals in Boise and Pocatello, Idaho and Pasco, Washington. The common carrier pipeline receives product from five refineries and one pipeline in the Salt Lake City area and is the primary transportation option from Salt Lake City to Idaho and eastern Washington. The assets and operations of the Northwest Products System are reported in our Terminalling and Transportation segment.

Acquisitions from Tesoro

During 2013 and 2012, we entered into various agreements with Tesoro and TLGP, pursuant to which TLLP acquired from Tesoro the following:

•
two marine terminals, a marine storage facility, a products terminal, a petroleum coke handling and storage facility and crude oil and refined products pipelines located in Southern California (the “Los Angeles Logistics Assets”) effective December 6, 2013 (the “Los Angeles Logistics Assets Acquisition”);

•	six marketing terminals and storage facilities located in Southern California (the “Los Angeles Terminal Assets”) effective June 1, 2013 (the “Los Angeles Terminal Assets Acquisition”);

•	the Anacortes rail car unloading facility assets (collectively, the “Anacortes Rail Facility”) effective November 15, 2012 (the “Anacortes Rail Facility Acquisition”);

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

These transactions, along with the West Coast Logistics Assets Acquisition, are collectively referred to as “Acquisitions from Tesoro.” The assets and operations of the Acquisitions from Tesoro are reported in our Terminalling and Transportation segment.

Organizational Structure

The following diagram depicts our organizational structure as of December 31, 2014:

Tesoro Corporation
(NYSE: TSO)
(Tesoro)
24,259,971 TLLP Common Units
100% Direct and Indirect Ownership Interest
TLLP Public Unitholders
51,944,182 Common Units
Tesoro Logistics GP, LLC
(the General Partner)
1,631,448 TLLP General Partner Units
3,921,777 TLLP Common Units
Incentive Distribution Rights
29.7% Direct and Indirect Limited Partner Interest
63.5% Limited Partner Interest
2.0% Direct General Partner Interest
4.8% Limited Partner Interest
Tesoro Logistics LP
(NYSE: TLLP)
(the Partnership)
100% Direct Ownership Interest
100% Direct Ownership Interest
Tesoro Logistics Operations, LLC
Tesoro Logistics Finance Corp.
100% Direct Ownership Interest
Operating Subsidiaries
100% Direct Ownership Interest
QEP Field Services LLC
(QEPFS)
3,701,750 QEPM Common Units
26,705,000 QEPM Subordinated Units
38% Direct Ownership Interest
QEPM Public Unitholders
23,027,490 Common Units
Uintah Basin Field Services, L.L.C.
100% Direct Ownership Interest
QEP Midstream Partners GP, LLC
2% General Partner Interest and 100% Incentive Distribution Rights
55.8% Limited Partner Interest
42.2% Limited Partner Interest
60% Direct Ownership Interest
QEP Midstream Partners, LP
(NYSE: QEPM)
100% Direct Ownership Interest
40% Direct Ownership Interest
Green River Processing, LLC
QEP Midstream Partners Operating, LLC
Other Operating Subsidiaries

Assets and Operations

Our operations are organized into a Gathering segment, a Processing segment and a Terminalling and Transportation segment. Revenues related to each segment accounted for the following percentages of our total revenues. The percentages disclosed below include both TLLP and Predecessors’ revenue for all periods presented. We have included information in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II to present the results of our operations for 2014 excluding the results of our Predecessors.

	Year Ended December 31,
	2014	2013	2012
Gathering
Crude oil gathering pipeline (a)	11%	13%	20%
Crude oil gathering trucking	10%	16%	24%
Gas gathering (a)	2%	—%	—%
Processing (a)
NGL processing	1%	—%	—%
Fee-based processing	1%	—%	—%
Other processing	2%	—%	—%
Terminalling and Transportation (b)
Terminalling	55%	59%	47%
Pipeline transportation	18%	12%	9%
____________

(a)
Includes revenues related to the crude oil and natural gas gathering operations and the natural gas processing facilities acquired in the Rockies Natural Gas Business Acquisition beginning December 2, 2014.

(b)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment prior to the effective date of each acquisition from Tesoro, with the exception of Regulatory Commission of Alaska (“RCA”) tariffs charged to Tesoro on the refined products pipeline included in the West Coast Logistics Assets Acquisition.

The following provides an overview of our assets and operations in relation to Tesoro’s refineries:

Anacortes
Kenai
Bakken
Powder River
Mandan
Green River
Salt Lake City
Denver Julesburg (Niobrara)
Martinez
Uinta
San Juan
Los Angeles
TESORO LOGISTICS
Tesoro Logistics
Gathering
High Plains crude oil pipelines
Trucking
Natural gas gathering pipeline
Processing
Natural gas processing complex
Terminalling and Transportation
Northwest Products System pipeline
Crude oil and refined product terminal
Marine terminal
Rail unloading facility
Pipeline
Tesoro Corporation
Refinery

Gathering

Our gathering systems consist of crude oil and natural gas pipelines and crude oil trucking operations in the Bakken and Rockies Region. Our gathering assets also include:

•	a common carrier crude oil gathering and transportation system in North Dakota and Montana (the “High Plains System”);

•	the Uinta Basin Gathering System which consists of natural gas gathering systems and compression assets located in northeastern Utah;

•	an equity method investment, Uintah Basin Field Services, which operates gathering pipeline and gas compression assets located in the southeastern Uinta Basin; and

•
approximately 57.8% of QEPM, whose assets include ownership interests in four gathering systems and two FERC-regulated pipelines through which it provides natural gas and crude oil gathering and transportation services.

The following table details the average aggregate daily number of barrels of crude oil and million British thermal units (“MMBtus”) of natural gas transported through our assets in each of the periods indicated.

	Year Ended December 31,
	2014	2013	2012
Crude oil transported (bpd):
Pipelines (a)	123,355	85,572	66,615
Trucking	49,339	44,363	37,537
Natural gas transported (thousands of MMBtu/d):
Pipelines (b)	86	—	—
____________

(a)
Also includes barrels that were gathered and then delivered into our High Plains Pipeline by truck. The 2014 throughput includes barrels gathered from pipelines operated by QEPM, beginning December 2, 2014.

(b)	Includes throughput related to the natural gas gathering systems acquired in the Rockies Natural Gas Business Acquisition beginning December 2, 2014.

High Plains System. We own and operate a common carrier crude oil gathering and transportation system consisting of approximately 700 miles of common carrier pipeline in North Dakota and Montana (the “High Plains Pipeline”), which gathers and transports crude oil. The Partnership transports almost all of the crude oil processed at Tesoro’s North Dakota refinery via the High Plains Pipeline.

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

In addition, we own storage facilities in North Dakota for the Bakken region with tanks located in strategic areas of the basin (the “Bakken Area Storage Hub”) which provide our customers access to and from multiple pipelines and rail loading facilities in the area. The combined current storage capacity is approximately 780,000 barrels, and is expected to grow to over 1 million barrels of capacity by the end of 2015.

Open Seasons

In April 2014, we successfully concluded our first open season for the High Plains Pipeline expansion. We received commitments for nearly all of the offered capacity of 70,000 bpd to move crude oil from various locations south of Lake Sakakawea to Ramberg Station in North Dakota. We commenced shipments during September 2014 in conjunction with the completion of the High Plains Pipeline reversal project.

In May 2014, we successfully concluded another open season after receiving sufficient commitments from third-party shippers to warrant construction of a pipeline gathering system (“Connolly Gathering System”), by our wholly-owned subsidiary Tesoro High Plains Pipeline Company LLC (“THPP”). The Connolly Gathering System will gather crude oil from various points in Dunn County, North Dakota for delivery to a central delivery point at the existing Connolly Station, on the High Plains System. Construction began in July 2014 with targeted completion by the end of 2015. The capacity of the gathering system’s main delivery line will be approximately 60,000 bpd to accommodate estimated peak production of crude oil from the area; the capacity of each individual lateral will correspond to commitments received from third-party shippers in each geographical area. Committed shippers have received notification and the petition for declaratory order from the FERC was approved with respect to committed shippers.

In December 2014, we launched an additional binding open season, to assess shipper interest in firm priority capacity on the High Plains Pipeline, located in the Williston/Bakken basin region of North Dakota and Montana, to transport crude oil from various points south of Lake Sakakawea, including TLLP’s Johnson’s Corner, Keene and Alexander Stations (all within McKenzie County, N.D.) to Ramberg Station, Williams County, N.D. The proposed High Plains Pipeline capacity expansion provides additional pipeline capacity of approximately 50,000 bpd from various points south of Lake Sakakawea to Ramberg Station, with a proposed in-service date during the second quarter of 2016. This project, if constructed, and together with the previous open seasons successfully commissioned in 2014, would bring total capacity for shipments on the High Plains System to approximately 240,000 bpd. The open season was closed in February 2015 and shipper responses are under evaluation.

The following map shows the locations of the pipelines in our High Plains System, the Bakken Area Storage Hub and related connection points to third-party pipelines.

Uinta Basin Gathering System. The Uinta Basin Gathering System consists of natural gas gathering systems and compression assets located in northeast Utah, which include approximately 610 miles of low-pressure gathering pipeline and 54,306 brake horsepower (“bhp”) of natural gas compression. We refer to these individual gas gathering systems collectively as the Uinta Basin Gathering System. The gathering system is primarily supported by acreage dedications and long-term, fee-based gathering agreements that contain annual inflation adjustment mechanisms and minimum volume commitments. The gathering system has a combined total throughput capacity of approximately 299 million cubic feet (“MMcf”) per day.

Uintah Basin Field Services, L.L.C. Uintah Basin Field Services is a joint venture between QEPFS, Discovery Natural Resources LLC (“Discovery”), and Ute Energy Midstream Holdings, LLC (“Ute Energy”) that was formed to allow the partners to jointly develop the natural gas gathering infrastructure within a defined area of mutual interest located in the southeastern Uinta Basin. The gathering system consists of approximately 100 miles of gathering pipeline and 5,360 bhp of gas compression and is operated by us. The gathering system is supported by long-term, fee-based gas gathering agreements that contain firm throughput commitments, which generate fees whether or not the capacity is used. The system is currently fully subscribed due to these firm commitments, but we believe we can easily expand this system by adding incremental compression or looping a portion of the existing pipeline. The gathering system has total throughput capacity of approximately 26 MMcf per day.

QEPM

QEPM is a limited partnership formed to own, operate, acquire and develop midstream energy assets. QEPM’s primary assets consist of ownership interests in four gathering systems and two FERC-regulated pipelines through which it provides natural gas and crude oil gathering and transportation services. QEPM’s assets also consist of a 40% interest in Green River Processing, which owns two gas processing complexes and one fractionation facility discussed in further detail under the section “Processing” below. QEPM’s gathering systems include:

Vermillion Gathering System. The Vermillion Gathering System consists of gas gathering and compression assets located in southern Wyoming, northwest Colorado and northeast Utah. The Vermillion Gathering System is primarily supported by contracts that remain in effect as long as production of natural gas is ongoing (“Life-of-Reserves Contract”) and long-term, fee-based gas gathering agreements with minimum volume commitments.

Williston Gathering System. The Williston Gathering System is a crude oil and natural gas gathering system located in the Williston Basin in McLean County, North Dakota. The Williston Gathering System is primarily supported by long-term, fee-based, crude oil and gas gathering agreements with minimum volume commitments. The crude oil gathering results of operations and volumes from this system are included in the amounts disclosed for the High Plain System.

Green River System. The Green River System, located in western Wyoming, consists of three integrated assets: the Green River Gathering Assets, the assets owned by Rendezvous Gas Services, L.L.C. (“Rendezvous Gas”) and the Rendezvous Pipeline Company, LLC (“Rendezvous Pipeline”). In addition to gathering natural gas, the system also gathers and stabilizes crude oil production, transports the stabilized crude oil to an interstate pipeline interconnect, and gathers and handles produced and flowback water associated with well completion and production activities.

•	The Green River Gathering Assets are primarily supported by “life-of-reserves” and long-term, fee-based gathering agreements.

•
Rendezvous Gas is a non-wholly owned subsidiary of QEPM and Western Gas Partners, LP (“Western Gas”), which was formed to own and operate the infrastructure that transports gas from certain fields to several re-delivery points, including natural gas processing facilities that are owned by QEPM or a third party.

•
Rendezvous Pipeline provides gas transportation services from the Blacks Fork processing complex in southwest Wyoming to an interconnect with the Kern River Pipeline. The capacity on the Rendezvous Pipeline system is contracted under long-term take or pay transportation contracts.

Three Rivers Gathering System. Three Rivers Gathering, L.L.C. (“Three Rivers Gathering”) is a joint venture between QEPM and Ute Energy, which was formed to transport natural gas gathered by Uintah Basin Field Services, an equity method investment in which we own a 38% interest, and other third-party volumes to gas processing facilities owned by us and third parties. The Three Rivers Gathering System is primarily supported by long-term, fee-based gas gathering agreements with minimum volume commitments.

The following table provides information regarding the gathering assets by system acquired in the Rockies Natural Gas Business Acquisition as of December 31, 2014.

	Asset Type	Length (miles)	Compression (bhp)	Throughput Capacity (MMcf/d) (a)	Average Daily Throughput (Thousand MMBtu/d) (a)
Gathering System
Uinta Basin Gathering System	Gas Gathering	610	54,306	299	200
Uintah Basin Field Services, L.L.C. (b)	Gas Gathering	100	5,360	26	3
Green River System
Green River Gathering Assets	Gas Gathering	365	41,053	737	564
	Oil Gathering	134	—	7,137 (c)	3,769 (c)
	Water Gathering	25	—	21,990 (d)	14,155 (d)
	Oil Transmission	60	—	40,800 (c)	10,613 (c)
Rendezvous Gas Services, L.L.C. (e)	Gas Gathering	311	7,800	1,032	693
Rendezvous Pipeline	Gas Transmission	21	—	450	313
Vermillion Gathering System	Gas Gathering	504	23,932	212	97
Three Rivers Gathering, L.L.C. (f)	Gas Gathering	52	4,735	212	65
Williston Gathering System	Gas Gathering	20	239	3	2
	Oil Gathering	18	—	7,000 (c)	2,333 (c)
Total		2,220	137,425
____________

(a)	Represents 100% of the capacity as of December 31, 2014 and average daily throughput on the systems for the period of December 2, 2014 to December 31, 2014.

(b)
QEPFS’ ownership interest in Uintah Basin Field Services is 38%. Actual throughput presented in Management’s Discussion and Analysis in Part II excludes throughput related to QEPFS’ 38% ownership in Uintah Basin Field Services.

(c)	Capacity and throughput is measured in barrels of crude oil per day.

(d)	Capacity and throughput is measured in barrels of water per day.

(e)	QEPM’s ownership interest in Rendezvous Gas is 78%.

(f)
QEPM’s ownership interest in Three Rivers Gathering is 50%. Actual throughput presented in Management’s Discussion and Analysis in Part II excludes throughput related to QEPM’s 50% ownership in Three Rivers Gathering.

Processing

Our Processing segment consists of the Vermillion processing complex (“Vermillion Complex”), the Uinta Basin processing complex (“Uinta Basin Complex”) and Green River Processing which owns one fractionation facility and two gas processing complexes, the Blacks Fork processing complex (“Blacks Fork Complex”) and the Emigrant Trail processing complex (“Emigrant Trail Complex”). Green River Processing is 60% owned by QEPFS with the remaining 40% interest owned by QEPM. The following table outlines the locations of our processing and fractionation facilities and their respective asset type, facility type, throughput capacities and average daily throughput as of December 31, 2014.

	Primary Location	Asset Type	Facility Type	Throughput Capacity (MMcf /d)		Average Daily Throughput (Thousand MMBtu/d) (a)
Asset
Vermillion Complex	Southern Green River Basin	Processing	Cryogenic	57		63
Uinta Basin Complex	Uinta Basin	Processing	Cryogenic / Refrigeration	650		281
Blacks Fork Complex	Green River Basin	Processing	Cryogenic / Joule-Thomson	835		559
		Fractionation	Fractionator	15,000	(b)	8,947
Emigrant Trail Complex	Green River Basin	Processing	Cryogenic	55	(c)	—
Total			Processing	1,597		903
			Fractionation	15,000		8,947
____________

(a)	Represents 100% of the capacity as of December 31, 2014 and average daily throughput at the facilities for the period of December 2, 2014 to December 31, 2014.

(b)	Capacity and throughput for fractionation is measured in barrels of NGL per day.

(c)	Since May 2014 all the Emigrant Trail processing volumes have been diverted to the Blacks Fork processing plant.

Vermillion Complex. The Vermillion Complex, located in Sweetwater County, Wyoming, consists of two cryogenic processing trains. Pursuant to the terms of a gas conditioning agreement, QEPM has agreed to make available to us natural gas volumes at the Vermillion Complex that it has gathered pursuant to certain natural gas gathering agreements with several producer customers. The plant receives the majority of its gas from the Vermillion sub-basin in southern Wyoming and northwest Colorado. An expansion project was completed in the third quarter of 2014, which increased total inlet capacity to approximately 57 MMcf per day.

Uinta Basin Complex. The Uinta Basin Complex, located in Uintah County, Utah, consists of five separate processing trains with total raw gas inlet processing capacity of 650 MMcf per day. This complex is supported by long-term, fee-based processing agreements with minimum volume commitments. The complex receives the majority of its gas from various natural gas fields located in the Uinta Basin.

Blacks Fork Complex. The Blacks Fork Complex, located in Sweetwater and Uinta Counties, Wyoming, consists of three separate gas processing trains with total raw gas inlet processing capacity of 835 MMcf per day and a NGL fractionation facility with total inlet capacity of approximately 15,000 bpd.

Emigrant Trail Complex. The Emigrant Trail Complex, located in Uinta County, Wyoming, consists of one cryogenic gas processing train with total raw gas inlet capacity of approximately 55 MMcf per day. The complex is supported by fee-based and keep-whole processing agreements. The complex receives the majority of its gas from various gas fields located in the Green River Basin of western Wyoming.

See below for a map of our Emigrant Trail and Blacks Fork processing facilities.

Terminalling and Transportation

We generate terminalling and transportation revenues by charging our customers fees for:

•	transferring refined products from terminals to trucks, barges and pipelines;

•	delivering crude oil and intermediate feedstocks from vessels to refineries and terminals;

•	transporting refined products for third-parties and Tesoro;

•	unloading crude oil transported by unit train to Tesoro’s Washington refinery;

•	providing ancillary services, including storage, ethanol blending and additive injection, and for barge loading or unloading fees; and

•	handling and storing petroleum coke for Tesoro’s Los Angeles refinery.

Our refined products terminals are supplied by Tesoro-owned and third-party pipelines, trucks, and barges. Our marine terminals load and unload vessels, our rail car unloading facility receives crude oil transported on unit trains leased by Tesoro, and our petroleum coke facility handles and stores petroleum coke.

Terminalling

The tables below set forth the total average terminalling throughput for our crude oil and refined products terminals for each of the periods presented.

	Year Ended December 31,
	2014	2013	2012

Throughput by counterparty (bpd):
Tesoro	830,243	609,933	294,474
Third parties	87,037	128,732	74,219
Total	917,280	738,665	368,693
Throughput by location (bpd):
California Marine Terminals (a)	459,785	399,079	186,682
California Terminals and Storage Facilities (b)	254,993	165,211	75,662
Anacortes Rail Facility	45,849	46,656	11,259
Idaho Terminals (c)	43,533	33,608	16,256
Washington Terminals (d)	39,571	30,612	16,700
Utah Terminal	31,150	26,923	28,998
North Dakota Terminal	22,700	18,415	15,789
Alaska Terminals (e)	19,699	18,161	17,347
Total crude oil and refined products	917,280	738,665	368,693
____________

(a)
Includes two marine terminals that were acquired in the Los Angeles Logistics Assets Acquisition. As such, 2013 throughput includes predecessor volumes from June 1, 2013 through December 5, 2013 and TLLP volumes from December 6, 2013 through December 31, 2013.

(b)
Includes terminalling throughput from five terminals acquired in the Los Angeles Terminal Assets Acquisition, the Carson products terminal acquired in the Los Angeles Logistics Assets Acquisition and the Martinez terminal acquired in the West Coast Logistics Asset Acquisition. For the Carson products terminal, 2013 throughput includes predecessor volumes from June 1, 2013 through December 5, 2013 and TLLP volumes from December 6, 2013 through December 31, 2013. For the Martinez terminal, throughput volumes include predecessor volumes through June 30, 2014 and TLLP volumes from July 1, 2014 through December 31, 2014.

(c)	Includes the Boise and Pocatello terminals that were acquired in the Northwest Products System Acquisition on June 19, 2013.

(d)
Includes the Pasco terminal that was acquired in the Northwest Products System Acquisition on June 19, 2013, and the Anacortes terminal that was acquired in the West Coast Logistics Assets Acquisition on July 1, 2014. As such, throughput volumes for the Anacortes terminal include predecessor volumes through June 30, 2014 and TLLP volumes from July 1, 2014 through December 31, 2014.

(e)
Includes the Nikiski terminal that was acquired in the West Coast Logistics Assets Acquisition on July 1, 2014. As such, throughput volumes for the Nikiski terminal include predecessor volumes through June 30, 2014 and TLLP volumes from July 1, 2014 through December 31, 2014.

The following table outlines the locations of our crude oil and refined products terminals and storage facilities and their storage capacities, supply source, mode of delivery and average daily available terminalling or loading capacity as of December 31, 2014.

Terminal Location	Products Handled	Total Storage Capacity (Shell barrels) (a)	Dedicated Storage (Shell Barrels) (b)	Supply Source	Mode of Delivery	Daily Available Terminalling Capacity (bpd)
Crude oil and refined products terminals:
California Marine Terminals	Crude Oil; Intermediate Feedstocks; Gasoline; Diesel; Jet Fuel	2,745,700	1,996,000	Pipeline; Vessel	Pipeline; Vessel	795,000
California Terminals and Storage Facilities	Crude Oil; Gasoline; Jet Fuel; Diesel; NGLs	7,191,378	4,846,000	Pipeline; Refinery; Rail	Truck; Pipeline; Rail	707,600
Anacortes Rail Facility	Crude Oil	—	—	Rail Car	Refinery	50,000
Idaho Terminals	Gasoline; Diesel; Jet Fuel	878,269	—	Pipeline	Truck; Pipeline	50,000
Utah Terminals	Gasoline; Diesel; Jet Fuel; Crude Oil Storage; Truck Unloading	895,000	878,000	Pipeline; Refinery	Truck; Pipeline	54,000
Washington Terminals	Gasoline; Diesel; NGLs	2,433,784	1,540,000	Pipeline; Barge; Rail	Truck; Pipeline; Barge; Rail	50,500
North Dakota Terminal	Gasoline; Diesel; Jet Fuel	—	—	Refinery	Truck	28,500
Alaska Terminals	Gasoline; Diesel; Jet Fuel; Aviation Gasoline	1,094,000	—	Pipeline; Barge	Truck; Barge; Pipeline	66,500
Total crude oil and refined products		15,238,131	9,260,000			1,802,100
____________

(a)	Includes storage capacity for refined products and ethanol only; excludes additive storage for gasoline and diesel.

(b)	Represents dedicated portion of total storage capacity for which we charge a per barrel monthly fee based on storage capacity.

California Marine Terminals. The California marine terminals consist of four marine terminals and a marine storage facility that support Tesoro’s Los Angeles refinery, Tesoro’s Martinez refinery and third parties. One of the marine terminals, acquired by the Partnership in the Long Beach Assets Acquisition in September 2012, is currently subleased from Tesoro pursuant to a master lease between Tesoro and the City of Long Beach, which expires in 2032. The other two marine terminals and the storage facility were included in Los Angeles Logistics Assets Acquisition on December 6, 2013. One of these marine terminals, Berth 121, is capable of handling a two million barrel capacity very large crude carrier. The other marine terminal, Terminal 2, includes a two-vessel berth dock. Tesoro currently leases a portion of Berth 121 from the City of Long Beach under a lease that expires in 2023 and a portion of Terminal 2 which is currently under a month to month lease while negotiations are underway to provide a long term lease. Until the effectiveness of the subleases between Tesoro and TLLP for these properties, TLLP is operating the assets pursuant to the Berth 121 Operating Agreement and the Terminals 2 and 3 Operating Agreement.

The Martinez Crude Oil Marine Terminal is located near Tesoro’s Martinez refinery and consists of a single-berth dock, storage tanks and related pipelines that receive crude oil from vessels for delivery to Tesoro’s refinery and a third-party terminal. The single-berth dock and related leasehold improvements are situated on an offshore parcel of land that is currently being leased by Tesoro from the California State Lands Commission under a term lease. The lease will be legally transfered to TLLP upon renewal and approval from the California State Lands Commission. We are currently operating these assets under the terms of the Amorco Marine Terminal Use and Throughput Agreement entered into in April 2012.

California Terminals and Storage Facilities. We own and operate ten terminals in Southern California, including two storage facilities. We also operate a refined products terminal in Stockton, which we lease from the Port of Stockton under a five-year lease expiring in 2019 that can be extended for up to two additional five-year terms. We also own and operate a terminal located at Tesoro’s Martinez refinery that includes a three-lane, refined products truck rack, a two-lane, NGL truck facility and an NGL rail loading and unloading facility. The Martinez terminal receives refined products via pipelines from the Martinez refinery, some of which we blend with renewable fuels before delivery.

Anacortes Rail Facility. The Anacortes Rail Facility in Washington includes a four-track unloading platform with two receiving and two departing tracks capable of handling a 100-car unit train and two additional short track spurs. The facility, which was placed in service in September 2012, has a permitted capacity to unload up to an average of 50,000 bpd of Bakken crude oil to Tesoro’s Washington refinery. We entered into an agreement with Tesoro to lease its real property at the Anacortes Rail Facility for a term of ninety-nine years in connection with the Anacortes Rail Facility Acquisition.

Idaho Terminals. We own and operate three terminals in Idaho, which include terminals located in Boise, Pocatello and Burley, acquired on June 19, 2013 in the Northwest Products System Acquisition. We sold our legacy refined products terminal in Boise (“Boise Terminal”) on March 18, 2014. However, we retained the majority of the throughput that previously moved through the legacy Boise Terminal. Refined products received at the Idaho terminals are distributed by Tesoro and third parties through the truck loading racks.

Utah Terminals. We own and operate a refined products terminal adjacent to Tesoro’s Utah refinery. The Salt Lake City terminal has the ability to receive refined products directly from the refinery via pipeline. Refined products received and ethanol blended into gasoline at this terminal are sold locally and regionally by Tesoro and third parties through our five-bay truck loading rack. During 2014, we completed a new crude oil truck terminal that allows us to receive approximately 12,000 bpd of black wax crude oil for Tesoro’s use in its Utah refinery. We also own and operate a crude oil and refined products storage facility in Salt Lake City with 878,000 barrels of storage capacity. The storage tanks are connected to Tesoro’s Utah refinery through our four interconnecting pipelines, but are not directly connected to our Salt Lake City terminal. The storage facility supplies crude oil to Tesoro’s Utah refinery and receives refined and intermediate products from the refinery.

Washington Terminals and Storage Facilities. Our Washington terminals consist of three terminals located in Vancouver, Pasco and Anacortes. The Vancouver terminal is leased from the Port of Vancouver under a 10-year lease expiring in 2016, with two 10-year renewal options. We receive gasoline and distillates at this terminal from Tesoro’s Washington refinery through a third-party common carrier pipeline. We also have access to a marine dock owned by the Port of Vancouver under a non-preferential berthing agreement which allows us to receive gasoline and distillates from Tesoro’s Washington refinery and third-party sources through barge deliveries and to transport those refined products to the terminal on proprietary interconnecting pipelines. Refined products received at this terminal are sold locally by Tesoro and others through our two-bay truck loading rack or through barges loaded at the Port of Vancouver dock.

Our owned and operated Pasco terminal is supplied with refined products from the Northwest Products Pipeline and can receive refined products delivered by barge via the Columbia River. The refined products received by the terminal can be delivered to Spokane, Washington via the Northwest Products Pipeline or distributed via truck from its four-bay truck rack.

The Anacortes terminal consists of a two-lane, refined products truck rack, a two-lane NGL truck rack, an NGL rail loading and unloading facility, and four crude and heavy oil storage tanks with a shell capacity of approximately 1,500,000 barrels, all located at Tesoro’s Anacortes refinery. In addition we are developing a new truck rack at the site of the acquired Anacortes terminal, which is expected to add 6,000 to 7,000 bpd of throughput. The Anacortes terminal is included in the real property leased under the agreement with Tesoro for the Anacortes Rail Facility, discussed above.

North Dakota Terminal. We own and operate a terminal located at Tesoro’s North Dakota refinery in Mandan. The terminal receives product directly from Tesoro’s North Dakota refinery.

Alaska Terminals. Our Alaska terminals consist of two terminals located in Anchorage and Nikiski. The Anchorage terminal is located on property at two adjacent leaseholds within the Port of Anchorage. A portion of the terminal is on land that is leased by Tesoro from the Alaska Railroad Corporation through December 31, 2016. Tesoro may renew the lease for up to two additional five-year terms. We sublease this portion of the terminal from Tesoro under the same expiration and renewal terms. The remainder of the terminal is on land that we lease from the Municipality of Anchorage through March 31, 2015. We expect that the lease will be renewed in the first half of 2015. This terminal has the ability to receive refined products from Tesoro’s Alaska refinery through our state-regulated common carrier pipeline acquired in the West Coast Logistics Assets Acquisition and from marine vessels through the Port of Anchorage. The terminal also has a rail rack that is leased to a third party. It can hold and unload ten rail cars and is connected to a pipeline that runs to a neighboring third-party jet fuel storage facility. Refined products received at the terminals are sold locally by Tesoro and others through two separate two-bay truck loading racks, through third-party barges loaded at a Port of Anchorage dock or through pipelines to a third-party storage facility. The Nikiski terminal includes a two-lane truck rack, and six storage tanks with approximately 213,000 barrels of storage capacity. The terminal is supplied with refined products by a direct pipeline from Tesoro’s Kenai refinery.

Carson California Petroleum Coke Handling and Storage Facility. We operate a coke handling and storage facility adjacent to Tesoro’s Los Angeles refinery. The Partnership acquired the coke handling and storage facility from Tesoro in the Los Angeles Logistics Assets Acquisition. Tesoro has committed to throughput 2,600 metric tons per day of petroleum coke at this facility. We lease the facility to Tesoro under an agreement that expires in 2024 and can be renewed by Tesoro for six renewal terms of ten years each.

Transportation

We own and operate the Northwest Products Pipeline, a 760-mile long common carrier refined products pipeline that is the primary transportation option from Salt Lake City to Idaho and eastern Washington, and an approximately 70-mile long refined products pipeline connecting Tesoro’s Kenai refinery to Anchorage, Alaska. We also own a number of proprietary pipelines in Salt Lake City and Los Angeles that transport a number of products between various facilities, including Tesoro’s refineries, and other owned and third-party terminals and pipelines. The table below sets forth the total average throughput for transportation services on our crude oil and refined products pipelines for each of the periods presented.

	Year Ended December 31,
	2014	2013 (a)	2012

Transportation volumes (bpd):
Tesoro (b) (c)	748,885	170,468	121,444
Third parties	72,831	34,668	—
Total	821,716	205,136	121,444
____________

(a)	Includes throughput from the Northwest Products Pipeline from the June 19, 2013 acquisition date through December 31, 2013.

(b)
Los Angeles transportation pipelines were acquired on June 1, 2013 by Tesoro and later acquired by TLLP from Tesoro in the Los Angeles Logistics Assets Acquisition on December 6, 2013. Throughput includes TLLP volumes from December 6, 2013 through December 31, 2013. Tesoro did not separately track transportation volumes on the pipeline assets acquired in the Los Angeles Logistics Assets Acquisition; therefore, 2013 pipeline volume has not been adjusted to include the activity prior to December 6, 2013.

(c)
Includes volumes from the refined products pipeline acquired in the West Coast Logistics Assets Acquisition. As such, throughput includes predecessor volumes through September 29, 2014 and TLLP volumes from September 30, 2014 through December 31, 2014.

Commercial Agreements with Tesoro

Tesoro accounted for 83%, 87% and 91% of our total revenues in the years ended December 31, 2014, 2013 and 2012, respectively. No revenue was recorded by the Predecessors for transactions with Tesoro in the Terminalling and Transportation segment prior to the Acquisitions from Tesoro, with the exception of RCA tariffs charged to Tesoro on the refined products pipeline included in the West Coast Logistics Assets Acquisition.

Effective December 2, 2014, following the completion of the Rockies Natural Gas Business Acquisition, we began processing gas for certain producers under “keep-whole” processing agreements. Under a keep-whole agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. The operating margin for these contracts is determined by the spread between NGL sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). TLLP entered into a five-year agreement with Tesoro, which transfers the commodity risk exposure associated with these keep-whole processing agreements from TLLP to Tesoro (the “Keep-Whole Commodity Agreement”). Under the Keep-Whole Commodity Agreement with Tesoro, Tesoro pays TLLP a processing fee for NGLs related to keep-whole agreements and delivers Shrink Gas to the producers on behalf of TLLP. TLLP pays Tesoro a marketing fee in exchange for assuming the commodity risk.

Terms and pricing under this agreement are revised each year. The Keep-Whole Commodity Agreement minimizes the impact of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. However, the annual fee we charge Tesoro could be impacted as a result of any changes in the spread between NGL sales prices and the price of natural gas.

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

	Initiation Date	Term	Renewals	Termination Provisions
				Refinery Shutdown Notice Period (a)	Force Majeure
Transportation Services Agreement (High Plains System)	April 2011	10 years	2 x 5 years	12 months	TLLP can declare (unilateral)
Second Amended and Restated Trucking Transportation Services Agreement (High Plains System)	April 2011	5 years	1 x 5 years
Second Amended and Restated Master Terminalling Services Agreement	April 2011	10 years	2 x 5 years
Amended Salt Lake City Storage and Transportation Services Agreement	April 2011	10 years	2 x 5 years
Amorco Terminal Use and Throughput Agreement (Martinez Marine)	April 2012	10 years	2 x 5 years
Amended Anacortes Track Use and Throughput Agreement	November 2012	10 years	2 x 5 years	N/A
Carson Storage Services Agreement	June 2013	10 years	2 x 5 years
Amended and Restated Master Terminalling Services Agreement - Southern California	June 2013	10 years	2 x 5 years
Long Beach Storage Services Agreement	December 2013	10 years	2 x 5 years
Transportation Services Agreement (SoCal Pipelines)	December 2013	10 years	2 x 5 years
Carson Coke Handling Services Agreement	December 2013	10 years	2 x 5 years
Amended and Restated Long Beach Berth Access Use and Throughput Agreement (b)	December 2013	10 years	2 x 5 years
Long Beach Berth Throughput Agreement (b)	December 2013	10 years	2 x 5 years
Long Beach Pipeline Throughput Agreement	December 2013	10 years	2 x 5 years
Terminalling Services Agreement - Nikiski	July 2014	10 years	2 x 5 years
Terminalling Services Agreement - Anacortes	July 2014	10 years	2 x 5 years
Terminalling Services Agreement - Martinez	July 2014	10 years	2 x 5 years
Storage Services Agreement - Anacortes	July 2014	10 years	2 x 5 years
Martinez Dedicated LPG Storage Agreement	July 2014	10 years	2 x 5 years
Tesoro Alaska Pipeline Throughput Agreement	September 2014	10 years	2 x 5 years
____________

(a)	Fixed minimum volumes remain in effect during routine turnarounds.

(b)	Agreement gives Tesoro the option to renew for two five-year terms, or Tesoro may modify the term of the agreements to a twenty-year term by providing notice in accordance with each agreement.

Other Agreements with Tesoro

In addition to the commercial agreements described above, we also have the following agreements with Tesoro:

Third Amended and Restated Omnibus Agreement

The Partnership entered into an omnibus agreement with Tesoro at the closing of the Initial Offering. The agreement has been amended for each of the Acquisitions from Tesoro and was most recently amended on July 1, 2014 in connection with the West Coast Logistics Assets Acquisition (the “Amended Omnibus Agreement”). The annual administrative fee payable by the Partnership to Tesoro under the Amended Omnibus Agreement was approximately $6 million as of December 31, 2014 for the provision of various general and administrative services, including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, certain insurance coverage, administration and other corporate services. In addition, the Partnership reimburses Tesoro for all other direct or allocated costs and expenses incurred by Tesoro or its affiliates on its behalf, as well as for costs incurred related to maintenance costs and projects identified in the agreement.

Pursuant to the Amended Omnibus Agreement, Tesoro reimburses the Partnership for certain amounts related to required repairs and maintenance identified as a result of the first inspection of certain pipeline and tank assets subsequent to the Acquisitions from Tesoro, as well as other maintenance and capital projects identified in the Amended Omnibus Agreement at the date of the Acquisitions from Tesoro.

Under the Amended Omnibus Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro, with the exception of the Los Angeles Terminal Assets Acquisition and Los Angeles Logistics Assets Acquisition, which are covered by the Carson Assets Indemnity Agreement. See Note 11 to our combined consolidated financial statements in Item 8 for further discussion of the indemnification under the Amended Omnibus Agreement.

Carson Assets Indemnity Agreement

The Partnership entered into the Carson Assets Indemnity Agreement with Tesoro at the closing of the Los Angeles Logistics Assets Acquisition effective December 6, 2013, establishing indemnification for certain matters including known and unknown environmental liabilities arising out of the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the respective acquisition dates.

Secondment and Logistics Services Agreement

In connection with the acquisition of the West Coast Logistics Assets on July 1, 2014, we terminated our Operational Services Agreement and entered into the Secondment and Logistics Services Agreement (the “Secondment Agreement”) with Tesoro to govern the provision of seconded employees to or from Tesoro, the Partnership, and its subsidiaries, as applicable. The Secondment Agreement also governs the use of certain facilities of the parties by the various entities. The services to be provided by such seconded employees, along with the fees for such services, will be provided on the service schedules attached to the Secondment Agreement. Specialized services and the use of various facilities, along with the fees for such services, will be provided for in service orders to be executed by parties requesting and receiving the service. All fees to be paid pursuant to the Secondment Agreement are indexed for inflation. The total annual fee to the Partnership under the Secondment Agreement is approximately $5 million as of December 31, 2014.

On December 2, 2014, TLGP and certain of its indirect subsidiaries entered into Amendment No. 1 to the Secondment Agreement (the “Secondment Agreement Amendment”) with Tesoro and including QEPFS, QEPM GP, QEPM and certain of its subsidiaries, pursuant to which these entities joined as parties to the Secondment Agreement dated July 1, 2014, to provide for the secondment of employees to or from those entities and Tesoro.

Anacortes Truck Rack Construction Agreement

The Partnership entered into a construction service agreement (the “Construction Agreement”) with Tesoro, effective July 1, 2014. Under the Construction Agreement, the Partnership will pay Tesoro a fixed fee of $23 million for the construction of a new refined products truck rack at the site of Partnership’s Anacortes terminal, which was acquired as part of the West Coast Logistics Assets Acquisition.

First Amended and Restated Omnibus Agreement of QEP Midstream

QEPM amended and restated its omnibus agreement upon closing of the Rockies Natural Gas Business Acquisition on December 2, 2014 (“QEPM Omnibus Agreement”) to transfer all previous rights and obligations to TLLP and TLGP, as outlined in the QEPM Omnibus Agreement. Under the QEPM Omnibus Agreement, TLLP indemnifies QEPM for certain matters, including legal, environmental, title and tax matters associated with the ownership of the acquired assets at or before the closing of QEPM’s initial offering on August 14, 2013. Under the MIPA, QEP Resources retained responsibility for the title and tax matters prior to December 2, 2014.

COMPETITION

Gathering

Although we compete for third-party shipments of crude oil on our High Plains System, our contractual relationship with Tesoro under our Transportation Services Agreement (High Plains System) (the “High Plains Pipeline Transportation Services Agreement”) and our connection to Tesoro’s North Dakota refinery provide a strong competitive position for the Partnership in the Bakken Region.

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

Our competitors for natural gas gathering include other midstream companies and producers. Competition for natural gas volumes is primarily based on reputation, commercial terms, reliability, service levels, flexibility, access to markets, location, available capacity, capital expenditures and fuel efficiencies. In addition to competing for crude oil and natural gas volumes, we face competition for customer markets, which is primarily based on the proximity of the pipelines to the markets, price and assurance of supply.

Processing

Our competitors for processing include other midstream companies and producers. Competition for natural gas volumes is primarily based on reputation, commercial terms, reliability, service levels, flexibility, access to markets, location, available capacity, capital expenditures and fuel efficiencies. In addition to competing for natural gas volumes, we face competition for customer markets, which is primarily based on the proximity of the facilities to the markets, price and assurance of supply.

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

PIPELINE, TERMINAL AND RAIL SAFETY

Pipeline Safety

Our pipelines, gathering systems and terminal operations are subject to increasingly strict safety laws and regulations. The transportation and storage of refined products, natural gas and crude oil involve a risk that hazardous liquids may be released into the environment, potentially causing harm to the public or the environment. The U.S. Department of Transportation, through the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and state agencies, enforce safety regulations with respect to the design, construction, operation, maintenance, inspection and management of our pipeline and storage facilities. These regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and the investigation of anomalies and if necessary, corrective action. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans, including extensive spill response training for pipeline personnel.

Although some of our pipeline facilities fall within a class that is currently not subject to these requirements, we may incur significant costs and liabilities associated with repair, remediation, preventative or mitigation measures associated with our non-exempt pipelines. These costs and liabilities might relate to repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, as well as lost cash flows resulting from shutting down our pipelines during the pendency of such repairs. Additionally, if we fail to comply with PHMSA or comparable state regulations, we could be subject to penalties and fines. If future PHMSA regulations were to require that we expand our integrity management program to currently unregulated pipelines, including gathering lines, costs associated with compliance may have a material effect on our operations.

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 reauthorizes funding for federal pipeline safety programs, increases penalties for safety violations, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines.

While we cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our operations, particularly by extending more stringent and comprehensive safety regulations (such as integrity management requirements) to pipelines and gathering lines not previously subject to such requirements. While we expect any legislative or regulatory changes to allow us time to comply with new requirements, costs associated with compliance may have a material effect on our operations.

Natural Gas Processing Safety

Our natural gas processing plants and operations are subject to safety regulations under the U.S. Occupational Safety Health Administration (“OSHA”) and comparable state and local requirements. A number of our natural gas processing facilities are also subject to OSHA’s process safety management regulations and the Environmental Protection Agency’s (“EPA”) risk management plan requirements. Together these regulations are designed to prevent or minimize the accidental release and consequence of the release of toxic, reactive, flammable or explosive chemicals. A number of our facilities are also regulated under the Department of Homeland Security Chemical Facility Anti-Terrorism Standards, which are designed to regulate the security of high-risk chemical facilities. Our natural gas processing plants and operations are operated in a manner consistent with industry safe practices and standards.

Terminal Safety

Our operations are subject to regulations under OSHA and comparable state and local regulations. Our terminal facilities are operated in a manner consistent with industry safe practices and standards. The tanks designed for crude oil and refined product storage at our terminals are equipped with appropriate controls that minimize emissions and promote safety. Our terminal facilities have response plans, spill prevention and control plans, and other programs to respond to emergencies.

Rail Safety

Our rail operations are limited to loading and unloading rail cars at our facilities. Generally, rail operations are subject to federal, state and local regulations. We believe all of our rail car unloading operations meet or exceed all applicable regulations and current industry standards and practices.

RATE AND OTHER REGULATIONS

General Interstate Regulation

Our High Plains Pipeline, Northwest Products Pipeline and two interstate pipelines owned by QEPM are common carriers subject to regulation by various federal, state and local agencies. The FERC regulates interstate transportation on our crude oil gathering pipelines, Northwest Products Pipeline and natural gas pipelines under the Interstate Commerce Act (“ICA”), the Energy Policy Act of 1992 (the “EPAct”) and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including interstate pipelines that transport crude oil and refined products (collectively referred to as “Petroleum Pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. A successful rate challenge could result in Petroleum Pipelines paying refunds for the period that the rate was in effect and/or reparations for up to two years prior to the filing of a complaint. There are no pending challenges or complaints regarding our tariffs.

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

QEPM owns a natural gas pipeline, located in Wyoming. Under the Natural Gas Act of 1938 (the “NGA”), FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Federal regulation of interstate pipelines extends to such matters as rates, services, and terms and conditions of service; the types of services offered to customers; the certification and construction of new facilities; the acquisition, extension, disposition or abandonment of facilities; the maintenance of accounts and records; relationships between affiliated companies involved in certain aspects of the natural gas business; the initiation and continuation of services; market manipulation in connection with interstate sales, purchases or transportation of natural gas; and participation by interstate pipelines in cash management arrangements. Natural gas companies are prohibited from charging rates that have been determined not to be just and reasonable by FERC. In addition, FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service.

Under the NGA, the rates for service on interstate facilities must be just and reasonable and not unduly discriminatory. The FERC has granted the Rendezvous interstate natural gas pipeline market-based rate authority, subject to certain reporting requirements. In the event the FERC were to suspend QEPM’s market-based rate authority, it could have an adverse impact on our revenue associated with the transportation service.

Intrastate Regulation

The intrastate operations of our High Plains Pipeline in North Dakota and our refined products pipeline in Alaska are subject to regulation by the North Dakota Public Service Commission (“NDPSC”) and the RCA, respectively. Applicable state law requires that:

•	pipelines operate as common carriers;

•	access to transportation services and pipeline rates be non-discriminatory;

•	transported crude oil volumes must be apportioned without unreasonable discrimination if more crude oil is offered for transportation than can be transported immediately; and

•	pipeline rates are just and reasonable.

Pipelines

We operate our crude oil gathering pipelines and the Northwest Products Pipeline as common carriers pursuant to tariffs filed with the FERC, and the NDPSC for the High Plains Pipeline. However, we have received waivers from the FERC allowing us to operate certain gathering pipeline segments as private operations. The High Plains Pipeline offers tariffs from various locations in Montana and North Dakota to a variety of destinations. While Tesoro has historically been the shipper of the majority of the volumes transported on the High Plains Pipeline, we anticipate that third-party movements may increase on this system as additional origins and destinations are added. The Northwest Products Pipeline extends from Salt Lake City, Utah to Spokane, Washington and offers tariffs from various locations to a variety of destinations, which serves both third-party customers and Tesoro. A pipeline owned by QEPM provides gathering of condensate in Wyoming. We also provide other crude oil gathering in North Dakota.

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

Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of the FERC. Although the FERC has not made formal determinations with respect to all of the facilities we consider to be gathering facilities, we believe that our natural gas pipelines meet the traditional tests that the FERC has used to determine that a pipeline is a gathering pipeline and are, therefore, not subject to FERC jurisdiction.

States may regulate gathering pipelines. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based regulation. Our natural gas and crude oil gathering operations are subject to ratable take and common purchaser statutes in most of the states in which we operate. These statutes generally require our gathering pipelines to take natural gas or crude oil without undue discrimination as to source of supply or producer, and are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. The regulations under these statutes can have the effect of imposing some restrictions on our ability as an owner of gathering facilities to decide with whom we contract to gather natural gas or crude oil. States in which we operate have adopted a complaint-based regulation of natural gas or crude oil gathering activities, which allows natural gas or crude oil producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to gathering access and rate discrimination. We cannot predict whether such a complaint will be filed against us in the future. Failure to comply with state regulations can result in the imposition of administrative, civil and criminal remedies. To date, there has been no adverse effect to our system due to these regulations.

ENVIRONMENTAL REGULATIONS

General

Our operation of pipelines, terminals, and associated facilities in connection with the storage and transportation of crude oil and refined products and gathering and processing of natural gas is subject to extensive and frequently-changing federal, state and local laws, regulations, permits and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. Compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or wastes have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. These requirements may also significantly affect our customers’ operations and may have an indirect effect on our business, financial condition and results of operations. However, we do not expect such effects will have a material impact on our financial position, results of operations or liquidity.

Under the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro. See Note 11 to our combined consolidated financial statements in Item 8 for additional information regarding the Amended Omnibus Agreement and Carson Assets Indemnity Agreement.

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

The EPA has undertaken significant regulatory initiatives under authority of the Clean Air Act’s New Source Review/Prevention of Significant Deterioration program (“NSR/PSD”) in an effort to further reduce emissions of volatile organic compounds, nitrogen oxides, sulfur dioxide, and particulate matter. These regulatory initiatives have been targeted at industries with large manufacturing facilities that are significant sources of emissions, such as refining, paper and pulp, and electric power generating industries. The basic premise of these initiatives is the EPA’s assertion that many of these industrial establishments have modified or expanded their operations over time without complying with NSR/PSD regulations adopted by the EPA that require permits and new emission controls in connection with any significant facility modifications or expansions that can result in emission increases above certain thresholds. As part of this ongoing NSR/PSD regulatory initiative, the EPA has entered into, or is negotiating, consent decrees with several refiners, including Tesoro that may, in part, require the refiners to make significant capital expenditures to install emissions control equipment at selected facilities. However, we do not expect any additional requirements will have a material impact on our financial position, results of operations or liquidity.

The Energy Independence and Security Act was enacted into federal law in December 2007 creating a second Renewable Fuels Standard (“RFS2”) requiring the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 18.2 billion gallons in 2014 and to increase to 36.0 billion gallons by 2022. However, the EPA has proposed, but has yet to finalize, a reduced total renewable fuel and advanced biofuel requirement of 15.2 billion gallons for 2014 and has yet to propose requirements for 2015. The requirements could reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business, although it could increase demand for our ethanol and biodiesel fuel blending services at our truck loading racks. In 2013, we installed biodiesel fuel blending capabilities at some of our facilities.

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

We also generate solid wastes, including hazardous wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes, including wastes generated from the transportation and storage of crude oil, natural gas, NGLs and refined products. We are not currently required to comply with a substantial portion of the RCRA requirements because the majority of our facilities operate as small quantity generators of hazardous wastes by the EPA and state regulations. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as hazardous wastes. Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any changes in the regulations could increase our capital or operating costs.

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

Water Pollution Regulations

Our operations can result in the discharge of pollutants, including chemical components of crude oil, natural gas, NGLs and refined products. Many of our facilities operate near environmentally sensitive waters, where tanker, pipeline and other petroleum product transportation operations are regulated by federal, state and local agencies and monitored by environmental interest groups. The transportation and storage of crude oil and refined products over and adjacent to water involves risk and subjects us to the provisions in some cases of the Oil Pollution Act of 1990 (“OPA 90”) and in all cases to related state requirements. These requirements can subject owners of covered facilities to strict, joint, and potentially unlimited liability for removal costs and other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill into navigable waters, substantial liabilities could be imposed upon us. States in which we operate have also enacted similar, or in some cases, more stringent laws.

Regulations under the Water Pollution Control Act of 1972 (the “Clean Water Act”), OPA 90 and state laws also impose additional regulatory burdens on our operations. Spill prevention control and countermeasure requirements of federal laws and state laws require containment to mitigate or prevent contamination of waters in the event of a crude oil, natural gas, NGLs or refined products overflow, rupture, or leak from above-ground pipelines and storage tanks. The Clean Water Act requires us to maintain spill prevention control and countermeasure plans at our facilities with above-ground storage tanks and pipelines. In addition, OPA 90 requires that most oil transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. We maintain such plans, and where required have submitted plans and received federal and state approvals necessary to comply with OPA 90, the Clean Water Act and related regulations. Our crude oil, natural gas, NGLs and refined product spill prevention plans and procedures are frequently reviewed and modified to prevent crude oil, natural gas, NGLs and refined product releases and to minimize potential impacts should a release occur. At our facilities adjacent to water, Federally Certified Oil Spill Response Organizations (“OSROs”) are available to respond to a spill on water from above ground storage tanks or pipelines. We have contracts in place to ensure support from the respective OSROs for spills in both open and inland waters.

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

Tribal Lands

Various federal agencies, including the EPA and the Department of the Interior, along with certain Native American tribes, promulgate and enforce regulations pertaining to oil and gas operations on Native American tribal lands where we operate. These regulations include such matters as lease provisions, drilling and production requirements, and standards to protect environmental quality and cultural resources. For example, the EPA has established a preconstruction permitting program for new and modified minor sources throughout Indian country, and new and modified major sources in nonattainment areas in Indian country effective March 2016. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations and to grant approvals independent from federal, state and local statutes and regulations. One or more of these laws and regulations may increase our costs of doing business on Native American tribal lands and impact the viability of, or prevent or delay our ability to conduct, our natural gas gathering operations on such lands.

Hydraulic Fracturing

We do not conduct hydraulic fracturing operations, but substantially all of our customers’ natural gas production is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing is an essential and common practice in the oil and natural gas industry used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The process is typically regulated by state oil and natural-gas commissions, but the EPA and other federal agencies have asserted federal regulatory authority over the process. For example, the EPA has announced its intent to propose standards for wastewater discharge from oil and gas extraction activities, and in May 2014 issued an Advanced Notice of Proposed Rulemaking seeking public comment on its plans to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. In addition, the U.S. Department of the Interior published a revised proposed rule on May 16, 2013 that would implement updated requirements for hydraulic fracturing activities on federal lands, including new requirements relating to public disclosure, well bore integrity, and handling of flowback water.

Scrutiny of hydraulic fracturing activities continues in other ways. For example, the White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing activities, the EPA has commenced a study of the potential impacts of hydraulic fracturing on drinking water and groundwater, and the U.S. Department of Energy evaluated practices it could recommend to ensure the safety of hydraulic fracturing activities.

In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states have adopted, and other states are considering adopting, laws and/or regulations that could impose more stringent permitting, disclosure and well construction requirements on natural gas drilling activities. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.

We cannot predict whether any other legislation or regulations will be enacted and if so, what its provisions will be. If additional levels of regulation and permits are required through the adoption of new laws and regulations at the federal, state or local level that could lead to delays, increased operating costs and prohibitions for producers who drill near our pipelines, which could reduce the volumes of crude oil and natural gas available to move through our gathering systems and processing facilities, which could materially adversely affect our revenue and results of operations.

EMPLOYEES

All of the employees that conduct our business are employed by our general partner and its affiliates, and we believe that our general partner and its affiliates have a satisfactory relationship with those employees. TLGP had approximately 853 employees performing services for our operations as of December 31, 2014, approximately 136 of whom are covered by collective bargaining agreements that expired early in 2015.

Collective bargaining agreements for hourly represented employees at several of our facilities expired on January 31, 2015.  Even though TLGP and Tesoro were in the midst of good faith negotiations, Tesoro along with several other U.S. refiners received strike notifications on February 1, 2015. These notifications included employees at Tesoro’s Anacortes and Martinez refineries, as well as the Carson portion of its Los Angeles refinery. TLLP has a contingency plan that has prepared us to safely operate our facilities during a work stoppage, but TLLP has not been required to transition to this plan at any of our facilities. There is no assurance an agreement will be reached without a strike, work stoppage or other labor action. Refer to our risk factor discussion in Item 1A for further information.

GLOSSARY OF TERMS

Bbl: One barrel.

Bpd: One barrel per day.

Btu: One British thermal unit—a measure of the amount of energy required to raise the temperature of a one-pound mass of water one degree Fahrenheit at sea level.

Cf: Cubic foot or feet is a common unit of gas measurement. One standard cubic foot equals the volume of gas in one cubic foot measured at standard temperature (60 degrees Fahrenheit) and standard pressure (14.73 pounds standard per square inch).

Common Carrier Pipeline: A pipeline engaged in the transportation of crude oil, refined products or other hydrocarbon-based products as a common carrier for hire.

End User: The ultimate user and consumer of transported energy products.

FERC: Federal Energy Regulatory Commission.

Fractionation: The process of separating natural gas liquids into its component parts by heating the natural gas liquid stream and boiling off the various fractions in sequence from the lighter to the heavier hydrocarbon.

Life-Of-Reserves Contract: A contract that remains in effect as long as commercial production of hydrocarbons is ongoing.

Mbpd: Thousand barrels per day.

MMBtu: One million British thermal units.

MMBtu/d: One million British thermal units per day.

MMcf: One million cubic feet.

MMcf/d: One million cubic feet per day.

NGL: Natural gas liquids.

Play: A proven geological formation that contains commercial amounts of hydrocarbons.

Refined Products: Hydrocarbon compounds, such as gasoline, diesel fuel, jet fuel and residual fuel that are produced by a refinery.

Throughput: The volume of hydrocarbon-based products transported or passing through a pipeline, plant, terminal or other facility during a particular period.

Unit Train: A train consisting of approximately one hundred rail cars containing a single material (such as crude oil) that is transported by the railroad as a single unit from its origin point to the destination, enabling decreased transportation costs and faster deliveries.

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

SEASONALITY

The crude oil and refined product throughput in our pipelines and terminals is directly affected by the level of supply and demand for crude oil and refined products in the markets served directly or indirectly by our assets. Generally, demand for gasoline is higher during the spring and summer months than during the fall and winter months due to seasonal changes in highway traffic and drilling activity. However, many effects of seasonality on our revenues will be substantially mitigated through the use of our fee-based commercial agreements with Tesoro that include minimum volume commitments.

Our natural gas operations, most notably in the Pinedale Field, are affected by seasonal weather conditions. For example, from approximately December through March of each year, our customers typically cease completion services on all newly drilled wells in the Pinedale Field due to adverse weather conditions. As a result, we will not add throughput on our Green River System, which supplies our Blacks Fork Processing Complex, during this period, and existing levels of throughput may decline as the wells connected to the Green River System experience natural production declines. Condensate sales, however, tend to increase in the first quarter of each year, as the colder ground causes more condensates to fall out of the gas stream in our gathering system. We expect the impact of such seasonality to diminish as we expand our existing assets or acquire additional assets outside of the Pinedale Field.

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

Our operations are subject to all of the risks and operational hazards inherent in transporting and storing crude oil and refined products, as well as the gathering, processing and treating of natural gas and the fractionation of NGLs, including:

•
damages to pipelines, plants and facilities, related equipment and surrounding properties caused by earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism;

•	mechanical or structural failures on our pipelines, at our facilities or at third-party facilities on which our operations are dependent, including Tesoro’s facilities;

•	leaks or losses oil, natural gas, NGLs and other hydrocarbons or other regulated substances as a result of the malfunction of equipment or facilities;

•	curtailments of operations relative to severe seasonal weather;

•	damage to pipelines and other assets from construction, farm and utility equipment;

•	damage to third-party property or persons, including injury or death;

•	ruptures, fires and explosions; and

•	other hazards.

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

A significant portion of our operating responsibility also requires us to insure the quality and purity of the products loaded at our loading racks and pipeline connections. If our quality control measures were to fail, we may have contaminated or off-specification commingled pipelines and storage tanks or off-specification product could be sent to public gas stations and other end users. These types of incidents could result in product liability claims from our customers or other pipelines to which our pipelines connect. There can be no assurance that product liability against us would not have a material adverse effect on our business or results of operations or our ability to maintain existing customers or retain new customers.

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

If third-party pipelines or other midstream facilities connected to our natural gas gathering or transportation systems become partially or fully unavailable, or if the volumes we gather or transport do not meet the quality specifications of such pipelines or facilities, our business, results of operations and financial conditions could be adversely effected.

Our natural gas gathering, processing and transportation systems connect to other pipelines or facilities owned and operated by third parties, such as the Kern River Gas Transmission Company Pipeline, the Northwest Pipeline, the Rockies Express Pipeline, Mid-America Pipeline and others. The continuing operation of such third-party pipelines and other midstream facilities is not within our control. These pipelines and other midstream facilities may become unavailable because of testing, turnarounds, line repair, reduced operating pressure, lack of operating capacity, regulatory requirements and curtailments of receipt or deliveries due to insufficient capacity or because of damage from severe weather conditions or other operational issues. In addition, if our costs to access and transport on these third-party pipelines significantly increase, our profitability could be reduced. If any such increase in cost occurs, if any of these pipelines or other midstream facilities become unable to receive, transport or process natural gas, or if the volumes we gather or transport do not meet the natural gas quality requirements of such pipelines or facilities, our business, results of operations and financial condition could be adversely affected.

We rely upon certain critical information systems for the operation of our business, and the failure of any critical information system, including a cyber-security breach, may result in harm to our business.

We are heavily dependent on technology infrastructure and rely upon certain critical information systems for the effective operation of our business. These information systems include data networks and telecommunications, internet access and our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our pipelines, terminals and processing facilities. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks and other events to the extent that these information systems are under our or Tesoro’s control. Tesoro has implemented measures, such as virus protection software, intrusion detection systems and emergency recovery processes to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our results of operations. Finally, federal legislation relating to cyber-security threats could impose additional requirements on our operations.

Our business is impacted by environmental risks inherent in our operations.

Our operation of crude oil and refined products pipelines, terminals and storage facilities is inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum or other hazardous substances. For example, in September 2013, we responded to a crude oil pipeline release of approximately 20,000 barrels in a rural field northeast of Tioga, North Dakota. Other spills, discharges and inadvertent releases may have previously occurred or occur in the future; such releases may have been or be in connection with Tesoro’s refineries, our pipelines, our terminals and facilities, or any other facility to which we send or have sent wastes or by-products for treatment or disposal. In any such incident, we could be liable for costs and penalties associated with the remediation of such facilities under federal, state and local environmental laws or the common law. We may also be liable for personal injury or property damage claims from third parties alleging contamination from spills or releases from our facilities or operations.

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

Climate change legislation or regulation reducing emissions of greenhouse gases could require us to incur significant costs or could result in a decrease in demand for crude oil, refined products, natural gas and NGLs, which could adversely affect our business.

Currently, various legislative and regulatory measures to address reporting or reduction of greenhouse gas emissions are in various phases of discussion or implementation. Requiring reductions in greenhouse gas emissions could cause us to incur substantial costs to (1) operate and maintain our facilities, (2) install new emission controls at our facilities and (3) administer and manage any greenhouse gas emissions programs, including the acquisition or maintenance of emission credits or allowances. These requirements may also adversely affect the refinery, gas production and other operations of Tesoro and our other customers, leading to an indirect adverse effect on our business, financial condition and results of our operations.

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

Requiring a reduction in greenhouse gas emissions and the increased use of renewable fuels could decrease demand for refined products, which could have an indirect, but material, adverse effect on our business, financial condition and results of operations. For example, the EPA has promulgated rules establishing greenhouse gas emission standards for new-model passenger cars, light-duty trucks and medium duty passenger vehicles. These requirements could have an indirect adverse effect on our business due to reduced demand for crude oil, refined products, natural gas and NGLs.

Our expansion of existing assets and construction of new assets may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks which could adversely affect our operations and financial condition.

In order to optimize our existing asset base, we continue to evaluate opportunities for organic expansion projects and the construction of additional assets, such as our Connolly gathering project, High Plains Pipeline reversal project and the construction of our Bakken Area Storage Hub. The construction of a new pipeline, processing plant or terminal or the expansion of an existing pipeline, processing plant or terminal involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. Construction is also impacted by the availability of specialized contractors and laborers and the price and demand for materials. If we undertake these projects, they may not be completed on schedule, at the budgeted cost or at all. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects and we may be unable to negotiate acceptable interconnection agreements with third-party pipelines to provide destinations for increased throughput. Even if we receive such commitments or make such interconnections, we may not realize an increase in revenue for an extended period of time. We may also construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize, resulting in less than anticipated throughput and a failure to achieve our expected investment return, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.

We may not be able to significantly increase our third-party revenue due to competition and other factors, which could limit our ability to continue our growth and may extend our dependence on Tesoro and other major customers.

Our ability to increase our non-Tesoro third-party revenue is subject to numerous factors beyond our control, including competition from other logistics providers, and the extent to which we have available capacity when potential customers require it. For example, our High Plains System may be unable to compete effectively with existing and future third-party crude oil gathering systems and trucking operations in the Bakken Region. Our ability to obtain third-party customers on our High Plains System is also dependent on our ability to make further inlet connections from and outlet connections to third-party facilities and pipelines. There are also competitors in the area of our natural gas gathering and processing facilities, and we may be unable to compete effectively in obtaining new supplies of gas for these operations.

In addition, part of our strategy for our natural gas gathering and processing business includes diversifying our customer base by identifying opportunities to offer services to new customers. For the period from December 2, 2014 through December 31, 2014, the top two customers of the Rockies Natural Gas Business accounted for approximately 57% of its revenue.

We can provide no assurance that we will be able to attract material third-party service opportunities. Our efforts to attract new customers may be adversely affected by our relationship with Tesoro, our desire to provide services pursuant to fee-based contracts and Tesoro’s operational requirements with respect to our assets. Our potential customers may prefer to obtain services under other forms of contractual arrangements under which we could be required to assume direct commodity exposure.

If we are unable to complete acquisitions on economically acceptable terms or within anticipated timeframes from Tesoro or third parties, our future growth will be limited, and any acquisitions we make may reduce, rather than increase, our cash flows and ability to make distributions to unitholders.

A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in distributable cash flow. The acquisition component of our growth strategy is based, in large part, on our expectation of ongoing divestitures of gathering, processing, transportation and storage assets by industry participants, including Tesoro. If we are unable to make acquisitions from Tesoro or third parties because (1) there is a material decrease in divestitures of gathering, processing, transportation and storage assets, (2) we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, (3) we are unable to obtain financing for these acquisitions on economically acceptable terms, (4) we are unsuccessful in our bid against competing potential purchasers, or (5) for any other reason, our ability to grow our operations and increase cash distributions to our unitholders will be limited. Even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in distributable cash flow as a result of incorrect assumptions in our evaluation of such acquisitions or unforeseen consequences or other external events beyond our control. Additionally, regulatory agencies could require us to divest certain of our assets in order to consummate future acquisitions. We may not be able to consummate any of our expected acquisitions within our desired timeframes or at all. Furthermore, if we consummate any future acquisitions, our capitalization and results of operations may change significantly and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

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

Our assets and operations involve the transportation and storage of crude oil and refined products, as well as the gathering, conditioning, processing and treating of natural gas and the fractionation of NGLs, which are subject to increasingly stringent and frequently changing federal, state and local laws and regulations governing the discharge of materials into the environment and operational safety matters. Our business involves the risk that crude oil, refined products, natural gas, NGLs and other hydrocarbons may gradually or suddenly be released into the environment. We also own or lease a number of properties that have been used to gather, transport, store or distribute natural gas, produced water, crude oil and refined products for many years, and many of these properties have been operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes were not under our control. Our sites, including storage tanks, wharf and dock operations, pipelines, processing plants, dehydrators, compressor stations and facility loading racks are also subject to federal, state and local restrictions on air emissions. We may be required to address the release of regulated substances into the environment or other conditions discovered in the future that require environmental response actions or remediation. To the extent not covered by insurance or an indemnity, responding to such conditions may cause us to incur potentially material expenditures for response actions, for government penalties, for claims for damages to natural resources, for personal injury or property damage claims from third parties and for business interruption.

Transportation and storage of crude oil and refined products over or under water or proximate to navigable or environmentally sensitive bodies of water occurs at many of our facilities. Such activity involves inherent risks and subjects us to the provisions of OPA 90 or similar state environmental laws. To meet the requirements of these laws, we have contracts with Tesoro, who contracts with third parties to provide coverage in the areas in which we transport or store crude oil and refined products; however, these companies may not be able to adequately contain a worst case discharge, being a spill of up to 125,000 barrels of crude oil from an above ground storage tank adjacent to water, and we cannot ensure that all of their services would be available for our or Tesoro’s use at any given time. There are many factors that could inhibit the availability of these service providers, including weather conditions, governmental regulations and other global events that they may be required to respond to by state or federal ruling. In these and other cases, we may be subject to liability in connection with the discharge of crude oil, natural gas, or refined products into navigable waters.

Our business activities are subject to increasingly strict federal, state, and local laws and regulations that require our pipelines, compressor stations, terminals, processing and fractionation plants and storage facilities to comply with various environmental, health and safety requirements regarding the design, installation, testing, construction, and operational management of our facilities. We could incur potentially significant additional expenses if any of our assets were found to be non-compliant. Additional proposals and proceedings that impact our industry are regularly considered by Congress, as well as by state legislatures and federal and state regulatory commissions and agencies and courts. Any future environmental, health and safety requirements or changed interpretations of existing requirements may impose more stringent requirements on our assets and operations, which may require us to incur potentially material expenditures to ensure continued compliance. The violation of such requirements could subject us to the possibility of higher administrative, civil or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of injunctions that may limit our operations, subject us to additional operational constraints or prevent or delay construction of additional facilities or equipment. Any of the foregoing could have a material adverse effect on our business, financial condition, or results of operations.

Our natural gas gathering systems are subject to state regulation that could materially and adversely affect our operations and cash flows.

In addition to safety and environmental regulations, certain of our natural gas gathering facilities are also subject to non-discriminatory take requirements and complaint-based state regulation with respect to rates and terms and conditions of service. State and local regulation may cause us to incur additional costs or limit our operations and may prevent us from choosing the customers to which we provide service, any or all of which could materially and adversely affect our operations and revenue.

Pipeline rate regulation, changes to pipeline rate-making rules, or a successful challenge to the pipeline rates we charge may reduce our revenues and the amount of cash we generate.

The FERC regulates the tariff rates for interstate movements and state regulatory authorities regulate the tariff rates for intrastate movements on our crude oil, refined product, natural gas, and NGL pipeline systems. The regulatory agencies periodically implement new rules, regulations and terms and conditions of services subject to their jurisdiction. New initiatives or orders may adversely affect the rates charged for our services.

The FERC’s primary rate-making methodology is currently price-indexing; if the methodology changes, the new methodology could result in tariffs that generate lower revenues and cash flow. The indexing method allows a pipeline to increase its rates based on a percentage change in the producer price index for finished goods and is not based on pipeline-specific costs. If the index falls, we will be required to reduce our rates that are based on the FERC’s price indexing methodology if they exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs. The FERC’s rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs. Any of the foregoing could adversely affect our revenues and cash flow.

If a party with an economic interest was to file either a protest of our proposal for increased rates or a complaint against our existing tariff rates, or the FERC were to initiate an investigation of our existing rates, then our rates could be subject to detailed review. Tesoro has agreed not to challenge, or to cause others to challenge or assist others in challenging, our High Plains Pipeline tariff rates in effect during the terms of our High Plains Pipeline Transportation Services Agreement. We have similar provisions in certain other Transportation Services Agreements entered into with Tesoro and third-party shippers providing for committed shipments on our High Plains System pursuant to FERC open season orders. These agreements do not prevent other current or future shippers from challenging our tariff rates. If our proposed rate increases were found to be in excess of levels justified by our cost of service, the FERC could order us to reduce our rates. If our existing rates were found to be in excess of our cost of services, we could be ordered to reduce our rates prospectively and refund the excess we collected for as far back as two years prior to the date of the filing of the complaint challenging the rates. If any challenge to rates on our High Plains Pipeline tariffs were successful, Tesoro’s minimum volume commitment under our High Plains Pipeline intrastate Transportation Services Agreement could be invalidated, and the intrastate volumes shipped on our High Plains Pipeline would be at the lower uncommitted tariff rate. Any such reductions may result in lower revenues and cash flows if additional volumes and / or capacity are unavailable to offset such rate reductions, adversely affecting our financial position, cash flows, and results of operations.

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

The majority of our natural gas gathering pipelines are not subject to regulation by the FERC; however, a change in the natural gas-gathering assets, or a change in policy, could result in increased regulation of our natural gas-gathering assets, which could materially and adversely affect our financial condition, results of operations and cash flows.

Natural gas gathering facilities are expressly exempted from the FERC’s jurisdiction under the NGA. Although the FERC has not made any formal determinations with respect to all of our natural gas-gathering facilities we believe that our natural gas gathering pipelines meet the traditional tests that the FERC has used to determine if a pipeline is a gathering pipeline, and are therefore not subject to the FERC’s jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of substantial litigation and, over time, the FERC’s policy for determining which facilities it regulates has changed. In addition, the distinction between FERC-regulated transmission facilities, on the one hand, and gathering facilities, on the other, is a fact-based determination made by the FERC on a case-by-case basis. If the FERC were to consider the status of an individual facility and properly determine that the facility and/or services provided by it are subject to regulation by the FERC under the NGA or the Natural Gas Policy Act of 1978 (the “NGPA”), then such regulation could decrease revenue, increase operating costs and, depending upon the facility in question, adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of civil penalties, a requirement to disgorge unjust profits (including charges collected for such service in excess of the rate established by the FERC), loss of the ability to charge market-based rates for FERC jurisdictional services and enjoinment from engaging in certain future activities, all or any of which could negatively impact our business.

We own an interstate gas pipeline company, Rendezvous Pipeline, which is regulated by the FERC as a transmission pipeline under the NGA. The FERC has approved market-based rates for Rendezvous Pipeline allowing it to charge rates that customers will accept. The FERC has also established rules, policies and practices across the range of its natural gas regulatory activities, including, for example, policies on open access transportation, construction of new facilities, market transparency, market manipulation, ratemaking, capacity release, segmentation and market center promotion, which both directly and indirectly affect our business, and could materially and adversely affect our operations and revenues.

A material decrease in the crude oil or natural gas produced in the midwestern United States area could materially reduce the volume of crude oil gathered and transported by our High Plains System or the volume of natural gas gathered, processed, transported and fractioned by our newly-acquired Rockies assets.

The volume of crude oil that we gather and transport on our High Plains System in excess of committed volumes depends on demand for crude oil. This depends, in part, on the availability of attractively-priced, high-quality crude oil produced in the Bakken Region. Similarly, the volume of natural gas that we gather, process, and transport, and the volume of NGLs that we fractionate in our newly acquired Rockies assets depends on the volume of natural gas and NGLs produced in the Green River, Uinta and Williston basins. Adverse developments in these regions could have a significantly greater impact on our financial condition, results of operations and cash flows than those of our competitors because of our lack of geographic diversity and substantial reliance on several major customers. Accordingly, in addition to general industry risks related to these operations, we may be disproportionately exposed to risks in the area, including:

•	the volatility and uncertainty of regional pricing differentials;

•	the availability of drilling rigs for producers;

•	weather-related curtailment of operations by producers and disruptions to truck gathering operations;

•
the nature and extent of governmental regulation and taxation, including regulations related to the exploration, production and transportation of shale oil and natural gas, including hydraulic fracturing and natural gas flaring and rail transportation;

•	the development of third-party crude oil or natural gas gathering systems that could impact the price and availability of crude oil or natural gas in these areas; and

•	the anticipated future prices of crude oil, refined products, NGLs and natural gas in surrounding markets.

If as a result of any of these or other factors, the volume of crude oil, natural gas or NGLs available in these regions is materially reduced for a prolonged period of time, the volume of our throughputs and the related fees, could be materially reduced.

A material decrease in our customers’ profitability could materially reduce the volumes of crude oil, refined products, natural gas and NGLs that we handle, which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

The volume of crude oil, refined products, natural gas and NGLs that we distribute and store at our terminals, transport and process depends substantially on Tesoro’s and other customers’ profit margins, the market price of crude oil, natural gas, NGLs and other refinery feedstocks, and product demand. These prices are impacted by numerous factors beyond our control or the control of Tesoro and other third-party customers. Such factors include product margins and the global supply and demand for crude oil, natural gas, NGLs, gasoline and other refined products.

If Tesoro or other customers satisfy only their minimum obligations under our commercial agreements, or if we are unable to renew or extend, the various commercial agreements we have, our business, financial condition, results of operations, and ability to make distributions to our unitholders could be adversely impacted.

Our commercial agreements require Tesoro and certain third-party customers to provide us with minimum throughput volumes at our terminals and on certain pipelines, but they are not obligated to use our services with respect to volumes of crude oil, natural gas or refined products in excess of the minimum volume commitments. Nothing prohibits Tesoro or other customers from utilizing third-party terminals and pipelines to handle volumes above the minimum committed volumes. At certain of our locations, third-party terminals and pipelines may be able to offer services at more competitive rates or on a more reliable basis. In addition, the initial terms of Tesoro’s obligations under those agreements range from five to ten years. If Tesoro or other customers fail to use our facilities and services after expiration of those agreements and we are unable to generate additional revenues from third parties, our ability to make cash distributions to unitholders will be reduced.

We depend on a relatively limited number of customers for a substantial majority of our revenues. If Tesoro or one of these other customers is unable to satisfy its obligations under our commercial agreements for any reason or significantly reduces the volumes we are hired to transport, process or store, our revenues would decline and our financial condition, results of operations, cash flows and ability to make distributions to our unitholders would be adversely affected.

Tesoro was our largest customer and accounted for 83% of our total revenues for the year ended December 31, 2014. In addition, the top two customers of QEPFS accounted for approximately 57% of its total revenues in December 2014. We expect to derive a significant amount of our revenues from Tesoro for the foreseeable future and approximately three-quarters of anticipated 2015 revenue is expected from these top three customers (including Tesoro). This customer concentration makes us subject to the risk of nonpayment, nonperformance, re-negotiation of terms or non-renewal by these major customers under our commercial agreements. Furthermore, any event in our areas of operation or otherwise that materially and adversely affects the financial condition, results of operations or cash flows of one of these major customers may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of these major customers (including Tesoro), some of which are related to the following:

•	the risk of contract cancellation, non-renewal or failure to perform by their customers;

•	disruptions due to equipment interruption or failure at their facilities or at third-party facilities on which their business is dependent;

•	the timing and extent of changes in commodity prices and demand for their refined products, natural gas and NGLs, and the availability and market price of crude oil and other refinery feedstocks;

•	their ability to remain in compliance with the terms of their outstanding indebtedness;

•	changes in the cost or availability of third-party pipelines, terminals and other means of delivering and transporting crude oil, natural gas and NGLs, feedstocks and refined products;

•	state and federal environmental, economic, health and safety, energy and other policies and regulations and any changes in those policies and regulations;

•	environmental incidents and violations and related remediation costs, fines and other liabilities; and

•	changes in crude oil, natural gas, NGLs and refined product inventory levels and carrying costs.

Some of the gathering and processing agreements of the Rockies Natural Gas Business contain provisions that can reduce the cash flow stability that the agreements were designed to achieve.

Several of the gathering and processing agreements of the natural gas and crude oil gathering and processing operations acquired on December 2, 2014 (the “Rockies Natural Gas Business”) contain minimum volume commitments that are designed to generate stable cash flows to the Rockies Natural Gas Business, while also minimizing direct commodity price risk. Under these minimum volume commitments, the customers of the Rockies Natural Gas Business agree to ship a minimum volume of natural gas on its gathering systems or to process a minimum volume of natural gas at its processing complexes over certain periods during the term of the agreement. In addition, certain of the gathering and processing agreements of the Rockies Natural Gas Business also include an aggregate minimum volume commitment over the total life of the agreement. In these cases, once a customer achieves its aggregate minimum volume commitment, any remaining future minimum volume commitments will terminate and the customer will then simply pay the applicable gathering or processing rate multiplied by the actual throughput volumes shipped or volumes processed.

If a customer’s actual throughput volumes are less than its minimum volume commitment for the applicable period, it must make a deficiency payment at the end of the applicable period. The amount of the deficiency payment is based on the difference between the actual throughput volume shipped or processed for the applicable period and the minimum volume commitment for the applicable period, multiplied by the applicable gathering or processing fee. To the extent that a customer’s actual throughput volumes or volumes processed are above or below its minimum volume commitment for the applicable period, several of the gathering and processing agreements with minimum volume commitments contain provisions that allow the customer to use the excess volumes or the shortfall payment to credit against future excess volumes or future shortfall payments in subsequent periods. Under certain circumstances, some or all of these provisions can apply in combination with one another. It is possible that the combined effect of these mechanisms could result in reduced revenue or cash flows from one or more customers in a given period.

From time to time, we may be involved in litigation, claims and other proceedings that could have a material adverse effect on our business, results of operations and financial condition.

From time to time, we are involved in litigation, claims and other proceedings relating to the conduct of our business, including but not limited to, claims related to the operation of our assets and the services we provide to our customers, as well as claims relating to environmental and regulatory matters. The uncertainties of litigation and the uncertainties related to the collection of insurance and indemnification coverage make it difficult to accurately predict the ultimate financial effect of these claims. If we are unsuccessful in defending a claim or elect to settle a claim, we could incur costs that could have a material adverse effect on our business, results of operations and financial condition.

In connection with the Rockies Natural Gas Business Acquisition, TLLP assumed responsibility for ongoing litigation between QEPFS and Questar Gas Company (“QGC”). QEPFS’ former affiliate, QGC and its affiliate Wexpro, filed a complaint on May 1, 2012, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, and an accounting and declaratory judgment related to a 1993 gathering agreement (the “1993 Agreement”) executed when the parties were affiliates. Tesoro Logistics has agreed to indemnify QEPFSC for this claim under the acquisition agreement for QEPFS. Under the 1993 Agreement, certain of QEPFS’ systems provide gathering services to QGC charging an annual gathering rate which is based on the cost of service calculation. QGC is disputing the annual calculation of the gathering rate, which has been calculated in the same manner since 1998, without objection by QGC. At the closing of the QEPM initial public offering (“QEPM IPO”), the assets and agreement discussed above were assigned to QEPM. QGC amended its complaint to add QEPM as a defendant in the litigation. QEPM was indemnified by the Partnership upon closing of the Rockies Natural Gas Business Acquisition for costs, expenses and other losses incurred by QEPM in connection with the QGC dispute, subject to certain limitations, as set forth in the QEPM Omnibus Agreement. After the litigation was filed, QGC netted $14 million of ongoing disputed amounts from its monthly payments of the gathering fees to QEPFS and has continued to net such amounts from its monthly payment to QEPM. In December 2014, the trial court granted a partial summary judgment in favor of QGC on the issues of the appropriate methodology for certain of the cost of service calculations. As a result of the summary judgment, the Partnership assumed a $21 million liability for estimated damages in excess of the amount QGC has netted for disputed amounts. Issues regarding other calculations, the amount of damages and certain counterclaims in the litigation remain open pending a trial on the merits.

TLLP also assumed responsibility for ongoing litigation in connection with a complaint filed by XTO Energy Inc. (“XTO”) on January 30, 2014, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment and an accounting related to a 2010 gas processing agreement (the “XTO Agreement”). QEPFS processes XTO’s natural gas on a firm basis under the XTO Agreement. The XTO Agreement requires QEPFS to transport, fractionate and market XTO’s natural gas liquids derived from XTO’s processed gas. XTO is seeking monetary damages related to QEPFS allocation of charges related to XTO’s share of natural gas liquid transportation, fractionation and marketing costs associated with shortfalls in contractual firm processing volumes.

We do not own all of the land on which our pipelines, processing plants and terminals are located, which could result in disruptions to our operations.

We do not own all of the land on which our pipelines, and terminals and natural gas gathering and processing assets are located, but obtain the rights to construct and operate our pipelines, processing plants and terminals on land owned by third parties and governmental agencies for a specific period of time. Therefore, we are subject to the possibility of more burdensome terms and increased costs to retain necessary land use if our leases and rights-of-way lapse or terminate or it is determined that we do not have valid leases or rights-of-way. Our loss of these rights, including loss through our inability to renew leases or right-of-way contracts on satisfactory terms or at all, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Certain of our crude oil and natural gas gathering facilities are located on Native American tribal lands and are subject to various federal and tribal approvals and regulations, which may increase our costs and delay or prevent our efforts to conduct planned operations.

Various federal agencies within the U.S. Department of the Interior, particularly the Bureau of Indian Affairs, Bureau of Land Management, and the Office of Natural Resources Revenue, along with each Native American tribe, promulgate and enforce regulations pertaining to natural gas and oil operations on Native American tribal lands. These regulations and approval requirements relate to such matters as drilling and production requirements and environmental standards. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations and to grant approvals independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees, requirements to employ Native American tribal members and other conditions that apply to operators and contractors conducting operations on Native American tribal lands. For example, we are currently operating under an oral arrangement with an Indian Nation in North Dakota while we renegotiate the terms of an expired pipeline easement for part of our High Plains System. Persons conducting operations on tribal lands are generally subject to the Native American tribal court system. In addition, if our relationships with any of the relevant Native American tribes were to deteriorate, we could face significant risks to our ability to continue operations on Native American tribal lands. One or more of these factors may increase our cost of doing business on Native American tribal lands and impact the viability of, or prevent or delay our ability to conduct our natural gas and oil gathering and transmission operations on such lands.

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

As of December 31, 2014, we had $2.6 billion outstanding in aggregate principal amount relating to our 5.50% Senior Notes due 2019, 5.875% Senior Notes due 2020, 6.125% Senior Notes due 2021, 6.25% Senior Notes due 2022 and our Second Amended and Restated Credit Agreement. Our indebtedness could adversely affect our business, financial condition, results of operations and cash flows, including, without limitation, impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other general partnership purposes or our ability to make distributions to our unitholders. In addition, we will have to use a substantial portion of our cash flow to pay principal, premium (if any for our Senior Notes) and interest on the Senior Notes and our other indebtedness which will reduce the funds available to us for other purposes. Our level of indebtedness will also make us more vulnerable to economic downturns and adverse industry conditions, and may compromise our ability to capitalize on business opportunities and to react to competitive pressures as compared to our competitors.

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

Both Tesoro’s long-term credit ratings and our long-term credit ratings are currently below investment grade. Credit rating agencies considered, and are likely to continue considering, Tesoro’s debt ratings when assigning ours because of Tesoro’s ownership interest in us, the significant commercial relationships between Tesoro and us, and our reliance on Tesoro for a substantial portion of our revenues. If one or more credit rating agencies were to downgrade the outstanding indebtedness of Tesoro, we could experience an increase in our borrowing costs or difficulty accessing the capital markets. Such a development could adversely affect our ability to grow our business and to make cash distributions to our unitholders.

We may not be able to obtain funding on acceptable terms or at all because of volatility and uncertainty in the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.

The domestic and global financial markets and economic conditions could be disrupted and are volatile from time to time due to a variety of factors, including crude oil and natural gas prices, geoeconomic and geopolitical issues, unemployment rates, weak economic conditions and uncertainty in the financial services sector. As a result, the cost of raising capital in the debt and equity capital markets could increase substantially or the availability of funds from these markets could diminish. The cost of obtaining funds from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce, or in some cases cease, to provide funding to borrowers.

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

Our distributions may fluctuate and we may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distributions to our unitholders.

The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things, the following:

•	the volume of crude oil, natural gas, NGLs and refined products that we handle;

•	the tariff rates with respect to volumes we transport on our pipelines (including whether such tariffs are for long-haul or short-haul segments);

•	the terminalling, trucking, processing and storage fees with respect to non-pipeline volumes we handle;

•	the mix of gathering, processing, transportation and storage services we provide; and

•	prevailing economic conditions.

In addition, the actual amount of cash we have available for distribution will also depend on other factors, some of which are beyond our control, including:

•
the amount of our operating expenses and general and administrative expenses, including reimbursements to or from Tesoro with respect to those expenses and payment of an annual corporate services fee to Tesoro;

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

Funds available for our operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt. Furthermore, the provisions of our revolving credit facility and senior notes, and any other debt we incur, may restrict our ability to obtain future financing and our ability to expand business activities or pursue attractive business opportunities. They may also restrict our flexibility in planning for, and reacting to, changes in business conditions. Our debt obligations contain covenants that require us to maintain certain interest coverage and leverage ratios. Our revolving credit facility and senior notes also contain covenants that, among other things, limit or restrict our ability (as well as the ability of our subsidiaries) to:

•	make certain cash distributions;

•	incur certain indebtedness

•	incur certain liens;

•	make certain investments;

•	dispose of assets in excess of certain amounts;

•	engage in certain mergers or consolidations and transfers of assets; and

•	enter into certain transactions with affiliates.

If our operating results are not sufficient to service any future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, investments or capital expenditures, selling assets or issuing equity. We may not be able to complete any of these actions on satisfactory terms or at all. Furthermore, a failure to comply with the provisions of our debt obligations could result in an event of default, which could enable our lenders to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under any other debt instruments we may have could be triggered, and our assets may be insufficient to repay such debt in full. As a result, the holders of our units could experience a partial or total loss of their investment.

Our business may be negatively impacted by work stoppages, slowdowns or strikes by TLGP or Tesoro employees.

Collective bargaining agreements for hourly represented employees at several of our facilities expired on January 31, 2015 and others are due to expire on April 30, 2015.  Even though TLGP and Tesoro were in the midst of good faith negotiations, Tesoro along with several other U.S. refiners received strike notifications on February 1, 2015.  These notifications included employees at Tesoro’s Anacortes and Martinez refineries, as well as the Carson portion of its Los Angeles refinery. There is no assurance that we will be able to renegotiate these agreements on satisfactory terms or at all. Additionally, there is no assurance that an agreement will be reached without a strike, work stoppage or other labor action. A failure to do so may increase our costs. Any work stoppage by Tesoro employees who provide services to us pursuant to Secondment Agreement or the Amended Omnibus Agreement may have a negative impact on our business. Additionally, Tesoro is a significant customer and any strike action or work stoppage at any of Tesoro’s facilities may result in us only receiving the minimum volume commitments under certain contracts, which could negatively affect our results of operations, cash flows and financial condition.

As a result of the Rockies Natural Gas Business Acquisition and the potential combination with QEPM, the scope and size of our operations and business has substantially changed. We cannot provide assurance that our expansion in size and into the midstream natural gas and NGL industry will be successful.

Completion of the Rockies Natural Gas Business Acquisition has substantially expanded the scope and size of our business by adding substantial midstream natural gas and NGL assets and operations to our previously existing assets and operations. Prior to the Rockies Natural Gas Business Acquisition, our operations consisted of gathering crude oil and distributing, transporting and storing crude oil and refined products. Although prior to the acquisition we operated in many of the same regions, the natural gas gathering, processing, conditioning, treating, transportation services and NGL fractionation business is a new line of business for us. Operating midstream natural gas and NGL assets requires different commercial and operating strategies and managerial expertise and natural gas and NGL assets are subject to additional or different regulatory requirements. Consequently, we may not be able to successfully integrate and successfully manage this new line of business or to realize the expected economic benefits of the Rockies Natural Gas Business Acquisition and the potential combination with QEPM, which may have a material adverse effect on our business, financial condition and results of operations (including our distributable cash flow).

We may be unsuccessful in integrating the operations of the assets we have acquired or may acquire in the future, or in realizing all or any part of the anticipated benefits of any such acquisitions.

From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. The acquisition components of our growth strategy depend on the successful integration of acquisitions. We face numerous risks and challenges to successful integration of acquired businesses, including the following:

•	the potential for unexpected costs, delays and challenges that may arise in integrating acquisitions into our existing business;

•	limitations on our ability to realize the expected cost savings and synergies from an acquisition;

•	challenges related to integrating acquired operations that have management teams and company cultures that differ from our own;

•	challenges related to the integration of businesses that operate in new geographic areas, including difficulties in identifying and gaining access to customers in new markets;

•	difficulties of managing operations outside of our existing core business, which may require development of additional skills and competencies; and

•	discovery of previously unknown liabilities following an acquisition with the acquired business or assets for which we cannot receive reimbursement under applicable indemnification provisions.

Although the Rockies Natural Gas Business Acquisition is completed, a combination with QEPM may not be consummated.

Following the closing of the Rockies Natural Gas Business Acquisition on December 2, 2014, we submitted a proposal to the QEPM conflicts committee to combine the Partnership and QEPM in a unit-for-unit exchange. The terms of any such combination have not been fully negotiated, and it will be subject to a review and approval of the board of directors of our general partner (our “Board”), the conflicts committee of the board of directors of the general partner of QEPM (“QEPM Conflicts Committee”), the board of directors of the general partner of QEPM (the “QEPM Board”), and the QEPM common unitholders. We cannot predict whether the terms of a potential combination will be agreed upon by our Board, the QEPM Conflicts Committee, the QEPM Board, or the QEPM common unitholders, the timing or final structure of any potential transaction or whether a combination will occur at all.

Tesoro may suspend, reduce or terminate its obligations under our commercial agreements and our Secondment Agreement in some circumstances, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

Our commercial agreements and Secondment Agreement with Tesoro include provisions that permit Tesoro to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. These events include a material breach of the agreement by us and certain force majeure events that would prevent us from performing required services under the commercial agreements. With respect to many of our facilities, these events also include the possibility that Tesoro may decide to permanently or indefinitely suspend refining operations at one or more of its refineries. Tesoro has the discretion to make such decisions notwithstanding the fact that they may significantly and adversely affect us.

In the event of a force majeure event under the commercial agreements, Tesoro’s and our obligations under these agreements will be proportionately reduced or suspended to the extent that we are unable to perform. As defined in our commercial agreements and in the Secondment Agreement, force majeure events include any acts or occurrences that prevent services from being performed under the applicable agreement, such as:

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

As of February 18, 2015, Tesoro and its affiliates own an approximate 36.5% interest in us, including a 2% general partner interest, and controls our general partner. Although our general partner has a fiduciary duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in the manner that is beneficial to its owner, Tesoro. Conflicts of interest may arise between Tesoro and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including Tesoro, over the interests of our common unitholders. These conflicts include the following situations:

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

•
Tesoro, as our largest customer, may have an economic incentive to cause us to not seek higher tariff rates, trucking fees or terminalling fees, even if such higher rates or fees would reflect rates and fees that could be obtained in arm’s-length, third-party transactions;

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

•
Our general partner determines the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general partner and the amount of adjusted operating surplus in any given period;

•	Our general partner determines which costs incurred by it are reimbursable by us;

•	Our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;

•
Our partnership agreement permits us to classify up to $30 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our general partner in respect of the general partner interest or the incentive distribution rights;

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

•
Our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of our Board, which we refer to as our conflicts committee, or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

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

Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Amended Omnibus Agreement or our Secondment Agreement, our general partner determines the amount of these expenses. Under the terms of the Amended Omnibus Agreement, we are required to pay Tesoro an annual corporate services fee, currently $6 million, for the provision of various centralized corporate services. Under the terms of our Secondment Agreement, we pay Tesoro a net annual service fee, currently $5 million, for services performed by field-level employees at the majority of the facilities included in the Acquisitions from Tesoro. We reimburse Tesoro for any direct costs actually incurred by Tesoro in providing other operational services with respect to certain of our other assets and operations. Our general partner and its affiliates may also provide us other services for which we will be charged fees as determined by our general partner. Payments to our general partner and its affiliates are substantial and will reduce the amount of available cash for distribution to unitholders.

Unitholders have very limited voting rights and, even if they are dissatisfied, they cannot remove our general partner without its consent.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. The Board is chosen by the members of our general partner. Tesoro Corporation is currently the sole member of our general partner. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove our general partner. Our general partner and its affiliates currently own approximately 36.5% of our outstanding common units, and as a result, our public unitholders cannot remove our general partner without its consent. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees, and persons who acquired such units with the prior approval of our Board, cannot vote on any matter.

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

As of February 18, 2015, Tesoro holds 28,181,748 common units. Additionally, we have agreed to provide Tesoro with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

•	any asset or business that Tesoro acquires or constructs that has a fair market value of less than $5 million; and

•
any asset or business that Tesoro acquires or constructs that has a fair market value of $5 million or more if we have been offered the opportunity to purchase the asset or business for fair market value not later than six months after completion of such acquisition or construction, and we decline to do so.

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

In some instances, our general partner may cause us to borrow funds from Tesoro or from third parties in order to permit the payment of cash distributions. These borrowings are permitted even if the purpose and effect of the borrowing is to enable us to make incentive distributions.

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

Our general partner, or a transferee who receives our general partner’s incentive distribution rights, has the right, at any time when it has received distributions on its incentive distribution rights at the highest level to which it is entitled (48.0%, in addition to distributions paid on its 2.0% general partner interest) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

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

Our general partner may require each limited partner to furnish information about his nationality, citizenship or related status. If a limited partner fails to furnish information about his nationality, citizenship or other related status within 30 days after a request for the information or our general partner determines after receipt of the information that the limited partner is not an eligible U.S. citizen, the limited partner may be treated as a non-citizen assignee. A non-citizen assignee does not have the right to direct the voting of his units and may not receive distributions in kind upon our liquidation. Furthermore, we have the right to redeem all of the common units of any holder that is not an eligible citizen or fails to furnish the requested information. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.

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

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file federal income tax returns and pay tax on their share of our taxable income. A tax-exempt entity or a non-U.S. person should consult a tax advisor before investing in our common units.

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

A unitholder whose common units are loaned to a short seller to affect a short sale of common units may be considered as having disposed of those common units. If so, he would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. Many of the states in which we operate currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is the unitholder’s responsibility to file all federal, state and local tax returns.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The location and general character of our pipeline systems, trucking operations, terminals, processing facilities and other important physical properties have been described in Item 1. Business “Assets and Operations” under the captions “Gathering,” “Processing,” and “Terminalling and Transportation.” The facilities have been constructed or acquired over a period of years and vary in age and operating efficiency. We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. We are the lessee or sub-lessee under a number of cancellable and non-cancellable operating leases for certain properties including land, terminals, right-of-way permits and other operating facilities used in the gathering, terminalling, transporting and storing of crude oil, natural gas and refined products. See “Contractual Obligations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note 11 to our combined consolidated financial statements in Item 8 for additional information on future commitments related to our properties.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Although we cannot provide assurance, we believe that an adverse resolution of the matters described below will not have a material impact on our liquidity, consolidated financial position, or results of operations.

Notice of Violation. In October 2014, we finalized the settlement of a notice of violation issued on March 12, 2014 by the Northwest Clean Air Agency jointly to Tesoro Logistics Operations LLC and TRMC alleging a violation of air quality regulations at TLLP’s Anacortes Rail Facility. The allegation concerns hydrocarbon releases from the wastewater system at the unloading facility during the period of November 2012 through September 2013. The final resolution of this matter did not have a material impact on our financial position, results of operations or liquidity.

XTO Energy Inc. v. QEP Field Services Company. XTO filed a complaint on January 30, 2014, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment and an accounting related to the XTO Agreement. QEPFS processes XTO’s natural gas on a firm basis under the XTO Agreement. The XTO Agreement requires QEPFS to transport, fractionate and market XTO’s natural gas liquids derived from XTO’s processed gas. XTO is seeking monetary damages related to QEPFS allocation of charges related to XTO’s share of natural gas liquid transportation, fractionation and marketing costs associated with shortfalls in contractual firm processing volumes. We believe the outcome of this matter will not have a material impact on our liquidity, financial position, or results of operations.

Questar Gas Company v. QEP Field Services Company. QEPFS’ former affiliate, Questar Gas Company (“QGC”) and its affiliate Wexpro, filed a complaint on May 1, 2012, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, and an accounting and declaratory judgment related to a 1993 gathering agreement (the “1993 Agreement”) executed when the parties were affiliates. Tesoro Logistics has agreed to indemnify QEPFSC for this claim under the acquisition agreement for QEPFS. Under the 1993 Agreement, certain of QEPFS’ systems provide gathering services to QGC charging an annual gathering rate which is based on the cost of service calculation. QGC is disputing the annual calculation of the gathering rate, which has been calculated in the same manner since 1998, without objection by QGC. At the closing of the QEPM initial public offering (“QEPM IPO”), the assets and agreement discussed above was assigned to QEPM. QGC amended its complaint to add QEPM as a defendant in the litigation. QEPM was indemnified by the Partnership upon closing of the Rockies Natural Gas Business Acquisition for costs, expenses and other losses incurred by QEPM in connection with the QGC dispute, subject to certain limitations, as set forth in the QEPM Omnibus Agreement. QGC has netted $14 million of disputed amounts from its monthly payments of the gathering fees to QEPFS and has continued to net such amounts from its monthly payment to QEPM. In December 2014, the trial court granted a partial summary judgment in favor of QGC on the issues of the appropriate methodology for certain of the cost of service calculations. As a result of the summary judgment, the Partnership assumed a $21 million liability for estimated damages in excess of the amount QGC has netted for disputed amounts. Issues regarding other calculations, the amount of damages and certain counterclaims in the litigation remain open pending a trial on the merits. We believe the outcome of this matter will not have a material impact on our liquidity, financial position, or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

UNIT PRICE AND CASH DISTRIBUTIONS

Our common units began trading on the New York Stock Exchange under the symbol TLLP in April 2011. Prior to that time, there was no public market for our stock. There were seven holders of record of our 51,974,102 outstanding common units held by the public, including common units held in street name as of February 18, 2015. Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement. In addition, as of February 18, 2015, Tesoro Corporation and its affiliates (“Tesoro”) owned 28,181,748 of our common units and 1,631,448 of our general partner units (the 2% general partner interest), which together constitutes a 36.5% ownership interest in us.

The following table sets forth the range of the daily high and low intraday trading prices per common unit and cash distributions to common unitholders during 2014 and 2013.

	Trading Prices per		Quarterly Cash Distribution per Unit (a)	Distribution Date	Record Date
	Common Unit
Quarter Ended	High	Low
December 31, 2014	$71.37	$49.01	$0.6675	February 13, 2015	February 2, 2015
September 30, 2014	73.99	64.04	0.6425	November 13, 2014	November 3, 2014
June 30, 2014	75.55	59.75	0.6150	August 14, 2014	August 4, 2014
March 31, 2014	65.59	51.16	0.5900	May 15, 2014	May 5, 2014
December 31, 2013	59.24	47.40	0.5650	February 13, 2014	February 3, 2014
September 30, 2013	63.71	50.52	0.5450	November 14, 2013	November 4, 2013
June 30, 2013	71.92	50.61	0.5100	August 14, 2013	August 2, 2013
March 31, 2013	56.63	41.26	0.4900	May 14, 2013	May 3, 2013
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

Intent to Distribute the Minimum Quarterly Distribution

We intend to make a minimum quarterly distribution to the holders of our common units of $0.3375 per unit, or $1.35 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution or any amount on our units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement.

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

Our general partner also currently holds incentive distribution rights (“IDRs”) that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash we distribute from operating surplus in excess of $0.388125 per unit per quarter. The maximum distribution of 50.0% includes distributions paid to our general partner on its 2.0% general partner interest and assumes that our general partner maintains its general partner interest at 2.0%. The maximum distribution of 50.0% does not include any distributions that our general partner may receive on common units that it owns.

In connection with the December 2, 2014 acquisition of our natural gas gathering and processing business, our general partner will waive its right to $10 million of general partner distributions with respect to IDRs during 2015 (pro rata on a quarterly basis). Tesoro Logistics GP, LLC (“TLGP”) will begin to waive general partner distributions with the first quarter 2015 quarterly distribution. For more information regarding the natural gas business acquisition see “Overview and Business Strategy” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note 2 to our combined consolidated financial statements in Item 8.

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

UNREGISTERED SALE AND PURCHASES OF EQUITY SECURITIES

As described elsewhere in this Annual Report on Form 10-K and in the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2014 and October 24, 2014, the Partnership issued equity to TLGP, our general partner and Tesoro, as part of the consideration for the acquisition of the first portion of the acquisition of the west coast logistics assets on July 1, 2014 from Tesoro and the October 24, 2014 registered public offering of common units.

Our general partner may acquire units to satisfy tax withholding obligations in connection with the vesting of units issued to certain employees. There were no such units acquired during the three-month period ended December 31, 2014.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data as of and for each of the five years in the period ended December 31, 2014, which is derived from the combined financial results of Tesoro Logistics LP predecessor (the “TLLP Predecessor”), our predecessor for accounting purposes, for periods presented through April 25, 2011, and the consolidated financial results of Tesoro Logistics LP (“TLLP”) for the period beginning April 26, 2011, the date TLLP commenced operations. The TLLP Predecessor includes the financial results of the initial assets acquired from Tesoro during the initial public offering (the “Initial Offering”) through April 25, 2011. All financial results have also been adjusted for subsequent transactions with predecessors as noted below.

In 2014, 2013 and 2012, we entered into various transactions with Tesoro and our general partner, TLGP, pursuant to which TLLP acquired from Tesoro the following:

•
three truck terminals, ten storage tanks, two rail loading and unloading facilities and a refined products pipeline (the “West Coast Logistics Assets”) effective July 1, 2014 for the terminals, storage tanks and rail facilities and effective September 30, 2014 for the refined products pipeline (the “West Coast Logistics Assets Acquisition”);

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

•
the Long Beach marine terminal and related short-haul pipelines, including the Los Angeles short-haul pipelines (the “Long Beach Assets”) effective September 14, 2012 (the “Long Beach Assets Acquisition”); and

•	the Martinez crude oil marine terminal assets (collectively, the “Martinez Crude Oil Marine Terminal”) effective April 1, 2012.

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

Our Predecessors generally recognized only the costs and did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment, or for trucking services in the Gathering segment prior to the Initial Offering and the subsequent acquisitions. Accordingly, the revenues in our Predecessors’ historical combined financial statements relate only to amounts received from third parties for these services and amounts received from affiliates with respect to transportation regulated by the Federal Energy Regulatory Commission (“FERC”), the North Dakota Public Service Commission (“NDPSC”) on our gathering and transportation system, located in the Bakken Region (the “High Plains System”) and the Regulatory Commission of Alaska (“RCA”) for the refined products pipeline included in the West Coast Logistics Assets Acquisition. Affiliate revenues have been recorded for all of our assets in the Gathering segment and the Terminalling and Transportation segment subsequent to the commencement of the commercial agreements with Tesoro upon completion of the Initial Offering and subsequent acquisitions. As a result, the information included in the following tables is not comparable on a year-over-year basis. See “Factors Affecting the Comparability of Our Financial Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 on page 65 for further information.

The following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our combined consolidated financial statements in Item 8.

	Year Ended December 31,
	2014 (a)	2013 (a)	2012 (a)	2011 (a)	2010
					Predecessors
	(Dollars in millions, except units and per unit amounts)
Statement of Operations Data:
Total Revenues (b)	$600	$313	$164	$94	$37
Net Income (Loss)	$98	$35	$48	$11	$(40)
Loss attributable to Predecessors	4	45	9	24	40
Income attributable to noncontrolling interest	(3)	—	—	—	—
Net income attributable to partners	$99	$80	$57	$35	$—
General partner’s interest in net income, including incentive distribution rights	$43	$12	$3	$1	$—
Common unitholders’ interest in net income	$43	$46	$28	$17	$—
Subordinated unitholders’ interest in net income	$13	$22	$26	$17	$—
Net income per limited partner unit:
Common - basic	$0.96	$1.48	$1.90	$1.11
Common - diluted	$0.96	$1.47	$1.89	$1.11
Subordinated - basic and diluted	$0.62	$1.35	$1.47	$1.11
Weighted average limited partner units outstanding:
Common units - basic	54,203,508	31,545,935	16,614,668	15,254,890
Common units - diluted	54,249,416	31,618,434	16,708,950	15,282,366
Subordinated units - basic and diluted	5,642,220	15,254,890	15,254,890	15,254,890
Cash distribution per unit	$2.4125	$2.0175	$1.6050	$0.5948
Balance Sheet Data (at period end):
Total Assets	$4,814	$1,533	$391	$261	$220
Debt	2,593	1,164	354	50	—
Cash Flows From (Used In):
Operating activities	$185	$93	$72	$20	$(26)
Investing activities	(2,668)	(391)	(128)	(16)	(5)
Financing activities	2,479	302	57	14	31
Increase (decrease) in cash and cash equivalents	$(4)	$4	$1	$18	$—
Capital Expenditures:
Expansion	$200	$63	$81	$10	$—
Maintenance (c)	44	20	13	10	5
Total Capital Expenditures	$244	$83	$94	$20	$5
____________

(a)	Includes the historical results related to the Partnership and Predecessors for the years ended December 31, 2014, 2013, 2012 and 2011 and as of December 31, 2013, 2012 and 2011.
(b) Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment or for trucking services in the Gathering segment for the TLLP Predecessor prior to the Initial Offering on April 26, 2011 or for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition, with the exception of transportation regulated by the FERC and the NDPSC on our High Plains System and RCA tariffs charged to Tesoro on the refined products pipeline included in the West Coast Logistics Assets Acquisition.
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

The Acquisitions from Tesoro were transfers between entities under common control. Accordingly, the financial information of TLLP contained herein has been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition for all periods presented; provided however that the Los Angeles Terminal Assets are not included in historical results prior to the effective date of their acquisition since they were not operated by Tesoro prior to their acquisition by TLLP. We refer to the related assets, liabilities and results of operations collectively as the “Predecessors.”

Our Predecessors generally recognized only the costs and did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment prior to the Acquisitions from Tesoro. Accordingly, the revenues in our Predecessors’ historical combined financial statements relate only to amounts received from third parties for these services and amounts received from affiliates with respect to transportation regulated by the RCA for the refined products pipeline included in the West Coast Logistics Assets Acquisition. Affiliate revenues have been recorded subsequent to the commencement of the commercial agreements with Tesoro upon completion of the Acquisitions from Tesoro. As a result, the information included in the following tables is not comparable on a year-over-year basis. See “Factors Affecting the Comparability of Our Financial Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 on page 65 for further information. See “Overview and Business Strategy” for further information regarding the acquisitions. The results of the Acquisitions from Tesoro are included in the Terminalling and Transportation segment.

On December 2, 2014, we acquired QEP Field Services, LLC (“QEPFS”), which includes a 55.8% limited partner interest in QEP Midstream Partners, LP (“QEPM”) and 100% of the limited liability company interests of QEPM’s general partner, QEP Midstream Partners GP, LLC (“QEPM GP”) from QEP Resources, Inc. (“QEP Resources”) (collectively the “Rockies Natural Gas Business Acquisition”).

The following information concerning our results of operations and financial condition should be read in conjunction with Business and Properties in Items 1 and 2, respectively, and our combined consolidated financial statements in Item 8.

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

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	the suspension, reduction or termination of Tesoro’s obligation under our commercial agreements and our secondment agreement;

•	changes in global economic conditions and the effects of a global economic downturn on Tesoro’s business and the business of its suppliers, customers, business partners and credit lenders;

•	a material decrease in Tesoro’s profitability;

•	a material decrease in the crude oil and natural gas produced in the Bakken Shale/Williston Basin area of North Dakota and Montana (the “Bakken Region”);

•	a material decrease in the natural gas produced in the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming (the “Rockies Region”);

•	disruptions due to equipment interruption or failure at our facilities, Tesoro’s facilities or third-party facilities on which Tesoro’s business is dependent;

•
changes in the expected benefits, including, without limitation, expected accretion to our limited partners or operational synergies, of our transactions relating to our acquisition of QEP Resources’ wholly-owned subsidiary, QEPFS, our ability to integrate the acquired operations, or the value of the assets acquired in the Rockies Natural Gas Business Acquisition;

•	impact of QEP Resources’ and Questar Gas Company’s failure to perform under the terms of our gathering agreements as they are our largest customers in TLLP’s natural gas business.

•
changes in the expected benefits of our transactions relating to our Acquisitions from Tesoro and third parties including the acquisitions of the Los Angeles Terminal Assets, the Northwest Products System, the Los Angeles Logistics Assets and the West Coast Logistics Assets;

•	changes in the timing, terms or potential structure of the proposed combination of the Partnership and QEPM;

•
changes in the expected spending related to the responsibility the Partnership assumed for performing testing and associated pipeline repairs pursuant to the Corrective Action Order in the Northwest Products System acquisition;

•	the risk of contract cancellation, non-renewal or failure to perform by Tesoro’s customers and Tesoro’s inability to replace such contracts and/or customers;

•	Tesoro’s ability to remain in compliance with the terms of its outstanding indebtedness;

•	the timing and extent of changes in commodity prices and demand for refined products, natural gas and NGLs;

•	actions of customers and competitors;

•	changes in our cash flow from operations;

•
state and federal environmental, economic, health and safety, energy and other policies and regulations, including those related to climate change and any changes therein and any legal or regulatory investigations, delays or other factors beyond our control;

•	operational hazards inherent in refining operations and in transporting and storing crude oil, natural gas, NGLs and refined products;

•	earthquakes or other natural disasters affecting operations;

•	changes in capital requirements or in execution of planned capital projects;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	changes in the cost or availability of third-party vessels, pipelines and other means of delivering and transporting crude oil, feedstocks and refined products;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	weather conditions affecting our or Tesoro’s operations or the areas in which Tesoro markets its refined products;

•	seasonal variations in demand for refined products;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any accruals, which affect us or Tesoro;

•	risks related to labor relations and workplace safety;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the coverage and ability to recover claims under our insurance policies; and

•	political developments.

Many of these factors are described in greater detail in with “Competition” in Business in Item 1, Properties in Item 2 on page 21 and Risk Factors in Item 1A on page 30. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Annual Report on Form 10-K.

OVERVIEW AND BUSINESS STRATEGY

We are a leading full-service logistics company operating primarily in the western and mid-continent regions of the United States. We own and operate networks of over 3,500 miles of crude oil, refined products and natural gas pipelines and 28 crude oil and refined products truck and marine terminals and have over 9 million barrels of storage capacity. In addition, we own and operate four natural gas processing complexes and one fractionation facility. Our assets are categorized into a Gathering segment, a Processing segment and a Terminalling and Transportation segment.

We generate revenues by charging fees for gathering crude oil and natural gas, for terminalling, transporting and storing crude oil and refined products and for processing natural gas. With the exception of a small amount of condensate, we are not exposed to commodity price risk with respect to any of the crude oil, natural gas, NGLs or refined products that we handle. For the NGLs that we handle under keep-whole agreements, the Partnership has a fee-based processing agreement with Tesoro which minimizes the impact of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. The terms of this agreement are revised annually. We do not engage in the trading of crude oil, natural gas, NGLs or refined products; therefore we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customers’ operations.

In 2014, 83% of our revenue was derived from Tesoro primarily under various long-term, fee-based commercial agreements that generally include minimum volume commitments. In the future we expect Tesoro to provide approximately 50% of our revenues. Additionally, in the future, we believe revenues from QEP Resources, Inc. will be significant to our total revenues.

Our Gathering segment consists of crude oil, natural gas and produced water gathering systems in the Bakken Region and the Uinta, Vermillion and greater Green River basins. Our High Plains System, located in the Bakken Region, gathers and transports crude oil from various production locations in this area for transportation to Tesoro’s North Dakota refinery and other destinations in the Bakken Region, including export rail terminals and pipelines. Our natural gas gathering systems include the Uinta Basin Gathering System and our equity method investment Uintah Basin Field Services, L.L.C. In addition, we own approximately 57.8% of QEPM, whose assets include ownership interests in four gathering systems and two pipelines regulated by the FERC through which it provides natural gas and crude oil transportation services.

Our Processing segment consists of four gas processing complexes, including a 60% interest in Green River Processing, LLC, which owns one fractionation facility and two gas processing complexes, with the remaining 40% interest owned by QEPM.

Our Terminalling and Transportation segment consists of:

•
the Northwest Products Pipeline, which includes a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a jet fuel pipeline to the Salt Lake City International Airport;

•	a regulated common carrier refined products pipeline system connecting Tesoro’s Kenai refinery to Anchorage, Alaska;

•	24 crude oil and refined products terminals and storage facilities in the western and midwestern U.S.;

•	four marine terminals in California;

•	a rail-car unloading facility in Washington;

•	a petroleum coke handling and storage facility in Los Angeles; and

•	other pipelines which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City and Los Angeles.

2014 Developments

Rockies Natural Gas Business Acquisition

As a part of our strategy to focus on stable fee-based business, optimize existing assets, and grow through acquisitions, we acquired QEPFS on December 2, 2014 for an aggregate purchase price of approximately $2.5 billion, which includes approximately $230 million to refinance QEPM’s debt. The purchase price also includes adjustments for working capital and remains subject to post-closing adjustments. The acquisition was funded with $1.3 billion of net proceeds from our October 24, 2014 registered public offering of common units and a portion of the net proceeds from our October 29, 2014 private offering of $1.3 billion senior notes along with borrowings under our amended credit facility (the “Revolving Credit Facility”). See Notes 10 and 12 to our combined consolidated financial statements in Item 8 for additional information regarding the private offering of senior notes and the registered public offering of common units.

In connection with the Rockies Natural Gas Business Acquisition, our general partner will waive its right to $10 million of general partner distributions with respect to IDRs during 2015 (pro rata on a quarterly basis).

QEPFS is the direct or indirect owner of assets related to, and entities engaged in, natural gas gathering, transportation and processing in or around the Green River Basin and the Uinta Basin located in the Rockies Region and the portion of the Williston Basin located in North Dakota. QEPFS also holds an approximate 55.8% limited partner interest in QEPM and 100% of the limited liability company interests of QEPM GP, which itself holds a 2% general partner interest and 100% of the IDRs in QEPM.

The assets acquired in the Rockies Natural Gas Business Acquisition include over 2,000 miles of natural gas and crude oil gathering and transmission pipelines, within the Rockies Region and North Dakota, with natural gas throughput capacity of 2.9 billion cubic feet per day and crude oil throughput capacity of over 54,000 barrels per day (“bpd”). Additionally, the acquired assets include four natural gas processing complexes with total capacity of 1.5 billion cubic feet per day and one fractionation facility with 15,000 bpd of throughput capacity (“QEPFS Assets”). The natural gas and crude oil gathering operations are included in our Gathering segment, and the natural gas processing operations are included in the new Processing segment.

On December 2, 2014, the Partnership delivered a letter to the board of directors of QEPM GP (the “QEPM Board”) in which it made a non-binding proposal to merge a wholly owned subsidiary of the Partnership with QEPM (the “Proposed Merger”). The Proposed Merger would occur in a unit-for-unit exchange at a ratio of 0.2846 Partnership common units for each outstanding QEPM common unit. The terms of any such combination have not been fully negotiated, and it will be subject to a review and approval of the board of our general partner (our “Board”), the conflicts committee of the board of directors of the general partner of QEPM (“QEPM Conflicts Committee”), the QEPM Board, and the QEPM common unitholders. We cannot predict whether the terms of a potential combination will be agreed upon by our Board, the QEPM Conflicts Committee, the QEPM Board, or the QEPM common unitholders, the timing or final structure of any potential agreement, if any. TLLP’s goal is to have this complete in 2015.

QEPM amended and restated its omnibus agreement upon closing of the Rockies Natural Gas Business Acquisition on December 2, 2014 (“QEPM Omnibus Agreement”) to transfer all previous rights and obligations to TLLP and TLGP, as outlined in the QEPM Omnibus Agreement. Under the QEPM Omnibus Agreement, TLLP indemnifies QEPM for certain matters, including legal, environmental, title and tax matters associated with the ownership of the acquired assets at or before the closing of QEPM’s initial offering on August 14, 2013. Under the MIPA, QEP Resources retained responsibility for the title and tax matters prior to December 2, 2014.

West Coast Logistics Asset Acquisition

On June 23, 2014, we entered into an agreement with Tesoro to acquire the West Coast Logistics Assets owned by Tesoro and two of its subsidiaries, Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC. Under the terms of the agreement, TLLP acquired the West Coast Logistics Assets for total consideration of $270 million. On July 1, 2014, we closed on the purchase of the first portion of the West Coast Logistics Assets in exchange for consideration of $241 million, comprised of approximately $214 million in cash, financed with borrowings on our Revolving Credit Facility, and the issuance of equity to Tesoro with a fair value of $27 million. TLLP completed the second portion of this acquisition on September 30, 2014, upon receiving the required regulatory approval from the RCA, for cash consideration of $29 million, which was financed with borrowings on our Revolving Credit Facility. The West Coast Logistics Assets include:

•	a truck terminal and storage tanks, located in Nikiski, Alaska;

•	a truck terminal, rail loading and unloading facility, and storage tanks, all located at Tesoro’s refinery in Anacortes, Washington;

•	a truck terminal and rail loading and unloading facility, all located at Tesoro’s refinery in Martinez, California; and

•
all of Tesoro’s membership interests in Tesoro Alaska Pipeline Company LLC, a wholly-owned subsidiary of Tesoro, which owns an approximately 70-mile long common carrier refined products pipeline connecting Tesoro’s Kenai refinery to Anchorage, Alaska.

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

We entered into throughput, use and storage agreements with Tesoro for the marketing and storage terminal facilities in connection with the closing of this transaction. The terminalling agreements include a minimum throughput commitment and the storage agreement requires Tesoro to pay a monthly storage services fee. In addition, Tesoro committed to a minimum volume throughput on the refined products pipeline. We entered into the third amended and restated omnibus agreement with Tesoro on July 1, 2014 in connection with the West Coast Logistics Assets Acquisition (the “Amended Omnibus Agreement”). See Note 3 for additional information regarding commercial agreements and amendments to other agreements with related parties in connection with the acquisition.

Open Seasons

In April 2014, we successfully concluded our first open season for the expansion of our common carrier pipeline in North Dakota and Montana (the “High Plains Pipeline”). We received commitments for nearly all of the offered capacity of 70,000 bpd to move crude oil from various locations south of Lake Sakakawea to Ramberg Station in North Dakota. We commenced shipments during September 2014 in conjunction with the completion of the High Plains Pipeline reversal project.

In May 2014, we successfully concluded another open season after receiving sufficient commitments from third-party shippers to warrant construction of a pipeline gathering system (“Connolly Gathering System”), by our wholly-owned subsidiary Tesoro High Plains Pipeline Company LLC (“THPP”). The Connolly Gathering System will gather crude oil from various points in Dunn County, North Dakota for delivery to a central delivery point at the existing Connolly Station, on the High Plains System. Construction began in July 2014 with targeted completion by the end of 2015. The capacity of the gathering system’s main delivery line will be approximately 60,000 bpd to accommodate estimated peak production of crude oil from the area; the capacity of each individual lateral will correspond to commitments received from third-party shippers in each geographical area. Committed shippers have received notification and the petition for declaratory order from the FERC was approved with respect to committed shippers.

In December 2014, we launched an additional binding open season, to assess shipper interest in firm priority capacity on the High Plains Pipeline, located in the Williston/Bakken basin region of North Dakota and Montana, to transport crude oil from various points south of Lake Sakakawea, including TLLP’s Johnson’s Corner, Keene and Alexander Stations (all within McKenzie County, N.D.) to Ramberg Station, Williams County, N.D. The proposed High Plains Pipeline capacity expansion provides additional pipeline capacity of approximately 50,000 bpd from various points south of Lake Sakakawea to Ramberg Station, with a proposed in-service date during the second quarter of 2016. This project, if constructed, and together with the previous open seasons successfully commissioned in 2014, would bring total capacity for shipments on the High Plains System to approximately 240,000 bpd. The open season was closed in February 2015 and shipper responses are under evaluation.

Current Market Developments

We remain focused on opportunities to drive growth and distributions for our unitholders during 2015, however, the ongoing volatility within the commodity market may create challenges and opportunities for us. A sustained decline in commodity prices could result in a decrease in drilling activities in the fields serviced by our gathering systems and natural gas processing facilities. We believe the Partnership is well-prepared to manage through this uncertainty. Almost 50% of the Partnership’s expected 2015 revenues are based on delivering crude oil and refined products in the western U.S. refining markets. Demand in these markets remains robust as a result of lower commodity prices, which should continue high utilization and throughput for our assets. Additionally, several of our natural gas gathering and processing agreements contain minimum volume commitments that are designed to ensure that we will generate a certain amount of revenues with certain customers.

In the Rockies Region, several producers have announced lower drilling expenditures for 2015. However, we have not identified anything at this point to indicate significant reductions in the basins where we operate. Our 2015 capital plan for the Rockies Region primarily includes compression projects which we expect will generate incremental volumes independent of drilling plans.

Collective bargaining agreements for hourly represented employees at several of our facilities expired on January 31, 2015.  Even though TLGP and Tesoro were in the midst of good faith negotiations, Tesoro along with several other U.S. refiners received strike notifications on February 1, 2015.  These notifications included employees at Tesoro’s Anacortes and Martinez refineries, as well as the Carson portion of its Los Angeles refinery. TLLP and Tesoro have contingency plans that have prepared us to safely operate our facilities during a work stoppage, but TLLP has not been required to transition to this plan at any of our facilities. Tesoro has safely transitioned to its plan at its Anacortes refinery and the Carson portion of its Los Angeles refinery. Since Tesoro’s Martinez refinery was undergoing extensive planned maintenance when the strike was called, Tesoro chose to idle the remaining units and temporarily convert the refinery to terminal operations. There is no assurance an agreement will be reached without a strike, work stoppage or other labor action. Refer to our risk factor discussion in Item 1A for further information.

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

We continue to implement our strategy and goals discussed above, allowing us to steadily increase our cash flow available to be distributed to unitholders (“Distributable Cash Flow”) and increase our distributions paid by 20% over the last year. Relative to these goals, in 2014, we have:

•
completed the Rockies Natural Gas Business Acquisition, effective December 2, 2014, which allows us to provide approximately 2.9 billion cubic feet per day of natural gas throughput capacity, over 54,000 bpd of crude oil throughput capacity, 1.5 billion cubic feet per day total natural gas processing capacity and 15,000 bpd of fractionation throughput capacity to our customers;

•
expanded a reversed segment of our common carrier pipeline in the fourth quarter of 2014 in the Bakken Region to allow for the optimization of the pipeline’s capacity to meet shipper demand to transport crude oil from areas of increasing production to new outlets;

•
completed the West Coast Logistics Assets Acquisition phase one, effective July 1, 2014, which provides approximately 45,000 bpd of terminal throughput capacity and adds approximately 1.5 million barrels of total storage capacity and phase two, effective September 30, 2014, which provides approximately 35,000 bpd of transportation throughput capacity;

•	completed the expansion of our San Diego terminal, allowing us to move an additional 8,000 to 10,000 bpd; and

•	constructed a waxy crude oil unloading facility in Salt Lake City, which commenced operations in September 2014.

In the future, we intend to continue to implement this strategy and have announced plans to:

•
expand our assets on our High Plains System in support of growing third-party demand for transportation services and Tesoro’s increased demand for Bakken crude oil in the mid-continent and west coast refining systems, including:

◦	expanding utilization of our proprietary truck fleet, which should generate cost and operating efficiencies;

◦	further expanding capacity on the recently reversed segment of our High Plains Pipeline; and

◦	adding other origin and destination points on the High Plains System to increase volumes.

•	increase our terminalling volumes by expanding capacity and growing our third-party services at certain of our terminals;

•	optimize Tesoro volumes and grow third-party volumes at our recently acquired Los Angeles Terminal Assets, Los Angeles Logistics Assets and West Coast Logistics Assets; and

•	expand and optimize our assets acquired in the Rockies Natural Gas Business Acquisition.

Agreements with Tesoro

The Partnership has various long-term, fee-based commercial agreements with Tesoro under which we provide various pipeline transportation, trucking, terminal distribution, storage and petroleum-coke handling services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products. For the NGLs that we handle under keep-whole agreements, the Partnership has a fee-based processing agreement with Tesoro which minimizes the impact of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. For a description of each agreement see “Commercial Agreements with Tesoro” and “Other Agreements with Tesoro” in Item 1 Business.

How We Evaluate Our Operations

Our management uses a variety of financial and operating measures to analyze operating segment performance. These measures are significant factors in assessing our operating results and profitability and include: (1) throughput volumes (including gathering pipeline and pipeline transportation, crude oil trucking, terminalling, and processing), (2) operating and maintenance expenses and (3) certain non-GAAP financial measures including earnings attributable to partners before interest, income taxes, depreciation and amortization expenses (“EBITDA”), adjusted EBITDA and Distributable Cash Flow.

Throughput Volumes

The amount of revenue we generate primarily depends on the volumes of crude oil, natural gas, NGLs and refined products that we handle with our pipeline, trucking, terminalling and processing assets. These volumes are affected by the supply of, and demand for, crude oil, natural gas, NGLs and refined products in the markets served directly or indirectly by our assets. Although Tesoro has committed to minimum volumes under the commercial agreements described above, our results of operations will be impacted by our ability to:

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

Operating and Maintenance Expenses

We manage our operating and maintenance expenses in tandem with meeting our environmental and safety requirements and objectives and maintaining the integrity of our assets. Our operating expenses are comprised primarily of labor expenses, repairs and other maintenance costs, lease costs and utility costs. With the exception of contract labor for trucking, additive costs at our terminals and utilities, which vary based on throughput volume, our expenses generally remain stable across broad ranges of throughput volumes, but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of those expenses. We seek to manage our maintenance expenditures on our pipelines and terminals by scheduling maintenance throughout the year, when possible, to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flows.

Additionally, Tesoro reimburses the Partnership for certain amounts related to required repairs and maintenance identified as a result of the first inspection of certain pipeline and tank assets subsequent to the Acquisitions from Tesoro, as well as maintenance projects identified in the Amended Omnibus Agreement at the date of the Acquisitions from Tesoro and costs to perform pressure testing. These amounts are recorded as a reduction to expense within the category labeled imbalance settlement gains and reimbursements from Tesoro as the costs are incurred. Similar repairs and maintenance costs incurred in future periods may not be reimbursed by Tesoro as only repairs and maintenance costs resulting from the first inspection subsequent to the Acquisitions from Tesoro are indemnified pursuant to the Amended Omnibus Agreement.

Our operating and maintenance expenses are also affected by the imbalance gain and loss provisions in our active published tariffs and in our commercial agreements with Tesoro. On our High Plains System, we retain 0.20% of the crude oil shipped on the High Plains Pipeline and we bear any crude oil volume losses in excess of that amount. Under the Second Amended and Restated Master Terminalling Service Agreement with Tesoro, we retain 0.25% of the refined products we handle at certain of our terminals for Tesoro, and bear any refined product volume losses in excess of that amount. The value of any crude oil or refined product imbalance settlements resulting from these tariffs or contractual provisions is determined by using the monthly average market prices for the applicable commodity, less a specified discount. The Partnership measures volume losses annually for the terminals and pipelines in the Northwest Products System. We retain 0.125% of the distillates and 0.25% of the other refined products we handle at our terminals on the Northwest Products System and we bear any refined product volume losses in excess of those amounts. The value of any refined product losses is determined by using the annual average market price for the applicable commodity. Any settlements under tariffs or contractual provisions where we bear any crude oil or refined product volume losses in excess of amounts specified reduce our operating and maintenance expenses in the period in which they are realized, to the extent they are within the loss allowance, and increase our operating and maintenance expenses in such period to the extent they exceed the loss allowance. For all of other terminals, and under our other commercial agreements with Tesoro, we have no obligation to measure volume losses and have no liability for physical losses.

Non-GAAP Financial Measures

We define EBITDA as net income attributable to partners before depreciation and amortization expenses (net of any portions attributable to noncontrolling interest), net interest and financing costs and interest income. We define adjusted EBITDA as EBITDA net of any gain/loss on asset disposals and impairments, plus acquisition costs included in general and administrative expenses, plus a deficiency payment billing related to the Rockies Natural Gas Business Acquisition and plus any expenses incurred for the inspection and maintenance program associated with the Northwest Products System. Prior periods have been adjusted to conform to current presentation. We define Distributable Cash Flow as adjusted EBITDA less maintenance capital expenditures (net of any portions attributable to noncontrolling interest) and interest and financing costs, net of capitalized interest, premiums reimbursed by Tesoro and any acquisition costs, plus the amortization of debt issuance costs, a cash adjustment for noncontrolling interest, reimbursement by our customers for certain maintenance capital expenditures, non-cash unit-based compensation expense, proceeds from sale of assets, the change in deferred revenue and interest income. EBITDA, adjusted EBITDA and Distributable Cash Flow are not measures prescribed by accounting principles generally accepted in the United States of America (“U.S. GAAP”) but are supplemental financial measures that are used by management and may be used by external users of our combined consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

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

We believe that the presentation of Distributable Cash Flow will provide useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance, as it provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating. We have updated our Distributable Cash Flow to adjust for the impact of our noncontrolling interest acquired in the Rockies Natural Gas Business. The U.S. GAAP measure most directly comparable to Distributable Cash Flow is net income.

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

Factors Affecting the Comparability of Our Financial Results

The Partnership’s future results of operations may not be comparable to the Predecessor’s historical results of operations for the reasons described below:

Revenues

There are differences in the way our Predecessors recorded revenues and the way the Partnership records revenues after the Acquisitions from Tesoro. Our assets, with the exception of the assets acquired in the Northwest Products System acquisition and the Los Angeles Terminal Assets Acquisition, have historically been a part of the integrated operations of Tesoro, and our Predecessors generally recognized only the costs and did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment or for trucking services in the Gathering segment prior to the Acquisitions from Tesoro. Accordingly, the revenues in our Predecessors’ historical combined financial statements relate only to amounts received from third parties for these services and amounts received from Tesoro with respect to transportation regulated by the RCA.

The Partnership’s revenues are generated by existing third-party contracts and from commercial agreements we entered into with Tesoro at the closing of the Initial Offering, and subsequent to the Initial Offering, under which Tesoro pays us fees for gathering crude oil and distributing, transporting and storing crude oil and refined products. Additionally, in conjunction with the Rockies Natural Gas Business Acquisition, we began processing gas for certain producers under “keep-whole” processing agreements. Under a keep-whole agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. The operating margin for these contracts is determined by the spread between NGL sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). TLLP entered into a five-year agreement with Tesoro, which transfers the commodity risk exposure associated with these keep-whole processing agreements from TLLP to Tesoro (the “Keep-Whole Commodity Agreement”). Under the Keep-Whole Commodity Agreement with Tesoro, Tesoro pays TLLP a processing fee for NGLs related to keep-whole agreements and delivers Shrink Gas to the producers on behalf of TLLP. TLLP pays Tesoro a marketing fee in exchange for assuming the commodity risk. Terms and pricing under this agreement are revised each year. The Keep-Whole Commodity Agreement minimizes the impact of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. However, the annual fee we charge Tesoro could be impacted as a result of any changes in the spread between NGL sales prices and the price of natural gas.

The commercial agreements with Tesoro are described in “Commercial Agreements with Tesoro” in Items 1 Business.

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

RESULTS OF OPERATIONS

A discussion and analysis of the factors contributing to our results of operations presented below includes the combined consolidated financial results of TLLP. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting future performance.

Combined Overview

The following table and discussion is a summary of our results of operations for the years ended December 31, 2014, 2013 and 2012, including a reconciliation of EBITDA to net income attributable to partners and net cash from operating activities and adjusted EBITDA and Distributable Cash Flow to net income (in millions, except unit and per unit amounts). Our financial information includes the historical results of our Predecessors (for all periods presented). Our financial results may not be comparable as our Predecessors financed operations and recorded revenues and general and administrative expenses differently than the Partnership as discussed on page 65 in “Factors Affecting the Comparability of Our Financial Results.”

	Year Ended December 31,
	2014 (a)	2013 (a)	2012 (a)
REVENUES
Gathering	$137	$90	$72
Processing	23	—	—
Terminalling and Transportation (b)	442	223	92
Intersegment sales	(2)	—	—
Total Revenues	600	313	164
COSTS AND EXPENSES
Operating and maintenance expenses, net (c)	247	162	75
General and administrative expenses	74	32	16
Depreciation and amortization expenses	77	45	15
Loss (gain) on asset disposals and impairments	(4)	—	1
Total Costs and Expenses	394	239	107
OPERATING INCOME	206	74	57
Interest and financing costs, net	(109)	(40)	(9)
Equity in earnings of unconsolidated affiliates	1	—	—
Interest income	—	1	—
NET INCOME	98	35	48

Loss attributable to Predecessors	4	45	9
Income attributable to noncontrolling interest	(3)	—	—
Net income attributable to partners	99	80	57
General partner’s interest in net income, including incentive distribution rights	(43)	(12)	(3)
Limited partners’ interest in net income	$56	$68	$54

Net income per limited partner unit (d):
Common - basic	$0.96	$1.48	$1.90
Common - diluted	$0.96	$1.47	$1.89
Subordinated - basic and diluted	$0.62	$1.35	$1.47

Weighted average limited partner units outstanding:
Common units - basic	54,203,508	31,545,935	16,614,668
Common units - diluted	54,249,416	31,618,434	16,708,950
Subordinated units - basic and diluted	5,642,220	15,254,890	15,254,890

	Year Ended December 31,
	2014 (a)	2013 (a)	2012 (a)
EBITDA (e)	$283	$156	$77
Adjusted EBITDA (e)	$315	$168	$81
Distributable Cash Flow (e)	$217	$126	$71

Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Income:
Net income attributable to partners	$99	$80	$57
Depreciation and amortization expenses, net of noncontrolling interest and Predecessors’ expense	75	37	11
Interest and financing costs, net of capitalized interest	109	40	9
Interest income	—	(1)	—
EBITDA (e)	283	156	77
Loss (gain) on asset disposals and impairments	(4)	—	1
Acquisition costs included in general and administrative expenses	19	7	3
Billing of deficiency payment (f)	10	—	—
Inspection and maintenance expenses associated with the Northwest Products System	7	5	—
Adjusted EBITDA (e)	315	168	81
Interest and financing costs, net (g)	(86)	(40)	(9)
Proceeds from sale of assets	10	—	—
Maintenance capital expenditures (h)	(44)	(14)	(9)
Reimbursement for maintenance capital expenditures (h)	7	5	6
Unit-based compensation expense	2	2	1
Change in deferred revenue	2	2	—
Interest income	—	1	—
Cash adjustment for noncontrolling interest (i)	5	—	—
Amortization of debt issuance costs and other	6	2	1
Distributable Cash Flow (e)	$217	$126	$71

Reconciliation of EBITDA to Net Cash from Operating Activities:
Net cash from operating activities	$185	$93	$72
Interest and financing costs, net	109	40	9
Changes in assets and liabilities	(7)	(9)	(6)
Amortization of debt issuance costs	(6)	(2)	(1)
Unit-based compensation expense	(2)	(2)	(1)
Interest income	—	(1)	—
Income attributable to noncontrolling interest	(3)	—	—
Predecessor impact	3	37	5
Gain (loss) on asset disposals and impairments	4	—	(1)
EBITDA (e)	$283	$156	$77
_____________

(a)	Includes the historical results related to the Partnership and Predecessors for the years ended December 31, 2014, 2013 and 2012.

(b)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment for assets acquired in the 2014, 2013 and 2012 Acquisitions from Tesoro prior to the effective date of each acquisition with the exception of RCA tariffs charged to Tesoro on the refined products pipeline included in the West Coast Logistics Assets Acquisition.

(c)
Operating and maintenance expenses include imbalance settlement gains of $17 million, $8 million and $10 million for the years ended December 31, 2014, 2013 and 2012, respectively and intersegment operating expenses of $2 million for the year ended December 31, 2014, which is eliminated upon consolidation. Also includes reimbursements primarily related to pressure testing and repairs and maintenance costs pursuant to the Amended Omnibus Agreement of $26 million, $4 million and $2 million in the years ended December 31, 2014, 2013 and 2012, respectively.

(d)
TLLP excludes income or losses attributable to Predecessors from its calculation of net income per limited partner unit in accordance with the partnership agreement. The table below provides supplemental presentation of net income per limited partner unit, as adjusted, using the Net Income less the income attributable to noncontrolling interest shown above. This supplemental information assumes the common unitholders, subordinated unitholders and General Partner participated in the pre-acquisition date income or loss attributable to the Predecessors for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
Adjusted Net Income Per Limited Partner Unit:
Common - basic	$0.90	$0.54	$1.64
Common - diluted	$0.90	$0.54	$1.63
Subordinated - basic and diluted	$0.55	$0.42	$1.20

(e)
See “How We Evaluate Our Operations - Non-GAAP Financial Measures” on page 65 for a definition of EBITDA, adjusted EBITDA and Distributable Cash Flow and for information regarding the disaggregated presentation of our results of operations to exclude our Predecessors.

(f)
Several of our contracts contain minimum volume commitments that allow us to charge the customer a deficiency payment if the customer’s actual throughput volumes are less than its minimum volume commitments for the applicable period. In certain contracts, if a customer makes a deficiency payment, that customer may be entitled to offset gathering fees or processing fees in one or more subsequent periods to the extent that such customer's throughput volumes in those periods exceed its minimum volume commitment. Depending on the specific terms of the contract, revenue under these agreements may be classified as deferred revenue and recognized once all contingencies or potential performance obligations associated with these related volumes have either been satisfied through the gathering or processing of future excess volumes of natural gas, or are expected to expire or lapse through the passage of time pursuant to terms of the applicable agreement. During December 2014, we invoiced a QEPFS customer for a deficiency payment. We did not recognize $10 million of revenue related to the billing period as it represented an opening balance sheet asset for the Rockies Natural Gas Business Acquisition; however, TLLP is entitled to the cash receipt from such billing. The timing and amount of deficiency billings vary based on actual shortfall and terms under the applicable agreements.

(g)
Interest and financing costs, net exclude capitalized interest, $7 million of reimbursed premiums from Tesoro and $16 million of fees for an alternative financing arrangement related to the Rockies Natural Gas Business Acquisition (“Alternative Financing Arrangement”) during the year ended December 31, 2014.

(h)
Maintenance capital expenditures include expenditures required to ensure the safety, reliability, integrity and regulatory compliance of our assets. Maintenance capital expenditures included in the Distributable Cash Flow calculation are presented net of Predecessor amounts and the noncontrolling interest portion of maintenance capital expenditures.

(i)
Cash adjustment for noncontrolling interest is the portion applicable to our distributable cash flow from the addition of the noncontrolling interest obtained in the December 2, 2014 Rockies Natural Gas Business Acquisition related to QEPM public units.

Summary

Our net income for 2014 increased $63 million or 180% to $98 million from $35 million for 2013. The 2014 results included a net loss of $4 million related to the Predecessors for the West Coast Logistics Assets and $3 million of income attributable to noncontrolling interest. The 2013 results included a net loss of $45 million related to the Predecessors for the Los Angeles Logistics Assets and West Coast Logistics Assets acquisitions. Our Predecessors did not record revenue for transactions with Tesoro, except for the RCA tariffs charged to Tesoro on the refined products pipeline included in the acquisition of the West Coast Logistics Assets. Net income attributable to the partners increased by $19 million from 2013 primarily related to an increase in revenue including:

•	an increase of $201 million in revenues related to the 2013 Acquisitions from Tesoro and the Northwest Products System Acquisition (collectively, the “2013 Acquisitions”);

•	$36 million of revenue increase attributable to the Rockies Natural Gas Business Acquisition; and

•	higher throughput on our crude oil pipeline and trucking operations in our Gathering segment, which resulted in an increase in revenues of $34 million during 2014.

These increases in revenue during 2014 were offset by the following:

•
an increase in operating and maintenance expenses of $85 million, which includes $15 million of expenses related to the Rockies Natural Gas Business Acquisition. The remaining increase primarily related to increased labor and operating costs associated with operations at the assets associated with the 2014 and 2013 acquisitions and higher costs in our Gathering segment resulting primarily from higher throughput;

•
an increase in general and administrative expenses of $42 million is primarily a result of higher costs, including acquisition and integration costs related to the 2014 acquisitions. Acquisition costs of $19 million for 2014 are included in unallocated general and administrative expenses. General and administrative expenses include $3 million related to the operation of the Rockies Natural Gas Business Acquisition;

•
an increase of $32 million in depreciation expense primarily related to the assets acquired in 2014 and for an entire year of activity in 2014 compared to partial activity in 2013 for the assets acquired in the 2013 Acquisitions. Depreciation expense includes $8 million related to the Rockies Natural Gas Business Acquisition; and

•
an increase in net interest and financing costs of $69 million primarily related to the additional debt issued in conjunction with the Rockies Natural Gas Business Acquisition and the 2014 and 2013 Acquisitions from Tesoro. Net interest and financing costs in 2014 also includes $16 million of fees for an alternative financing arrangement which would have been used to fund borrowings in the event we were not able to finance the Rockies Natural Gas Business Acquisition with equity or debt offerings.

Our net income for 2013 decreased $13 million to $35 million from our net income of $48 million for the year ended December 31, 2012. The 2013 and 2012 results included losses related to our Predecessors of $45 million and $9 million, respectively. Net income attributable to the partners increased by $23 million from 2012. The increase in revenue, including Predecessor revenue, was primarily related to:

•	an increase of $129 million in revenues related to the 2013 and 2012 Acquisitions from Tesoro and the Northwest Products System Acquisition; and

•	higher throughput in our Gathering segment, which resulted in an increase in revenues of $18 million during 2013.

The increase in revenue during 2013 was partially offset by:

•
an increase in operating and maintenance expenses of $87 million, which includes $44 million of expenses related to Predecessor activity. The remaining increase primarily related to increased labor and operating costs associated with operations at the assets associated with the 2013 Acquisitions, a full year of operations at the Anacortes Rail Facility in 2013, which was acquired in November 2012, and higher costs in our Gathering segment resulting primarily from higher throughput;

•
an increase in general and administrative expenses of $16 million, which includes an increase of $2 million of Predecessor expense. The remaining increase is primarily a result of higher costs, including costs to acquire and integrate the acquired assets from the 2013 Acquisitions and a full year of operations at the Anacortes Rail Facility. Transaction costs and exchange registration costs totaled $7 million for 2013 and are included in unallocated general and administrative expenses;

•	an increase of $30 million in depreciation expense primarily related to the assets acquired in 2013; and

•
an increase in net interest and financing costs of $31 million primarily related to the additional debt issued in conjunction with the Northwest Products System Acquisition and the 2013 and 2012 Acquisitions from Tesoro.

Gathering Segment

The following table and discussion is an explanation of our results of operations of the Gathering segment for the years ended December 31, 2014, 2013 and 2012 (in millions, except volumes, revenue per barrel and revenue per million British thermal units (“MMBtus”)). Our financial information for the Gathering segment includes the results of the crude oil and natural gas gathering systems acquired in the Rockies Natural Gas Business Acquisition beginning December 2, 2014.

	Year Ended December 31,
	2014	2013	2012
REVENUES
Crude oil gathering pipeline revenues	$66	$40	$33
Crude oil gathering trucking revenues	58	50	39
Gas gathering revenues (a)	13	—	—
Total Revenues	137	90	72
COSTS AND EXPENSES
Operating and maintenance expenses (b)	72	49	39
General and administrative expenses	5	3	3
Depreciation and amortization expenses	11	4	4
Total Costs and Expenses	88	56	46
GATHERING SEGMENT OPERATING INCOME	$49	$34	$26
VOLUMES
Crude oil gathering pipeline throughput (bpd) (c)	123,355	85,572	66,615
Average crude oil gathering pipeline revenue per barrel (d)	$1.46	$1.27	$1.35
Crude oil gathering trucking (bpd)	49,339	44,363	37,537
Average crude oil gathering trucking revenue per barrel (d)	$3.23	$3.10	$2.84
Gas gathering volume (thousands of MMBtu/d) (e)	86	—	—
Average gas gathering revenue per MMBtu (d)	$0.41	$—	$—
____________

(a)
Gas gathering revenues includes $2 million of intersegment revenues related to transactions between our Gathering and Processing segments for the year ended December 31, 2014, which is eliminated upon consolidation.

(b) Operating and maintenance expenses include imbalance settlement gains of $7 million, $2 million and $5 million in the years ended December 31, 2014, 2013 and 2012, respectively.

(c)	Also includes barrels that were gathered and then delivered into our High Plains Pipeline by truck.
(d) Management uses average revenue per barrel and average revenue per MMBtu to evaluate performance and compare profitability to other companies in the industry. There are a variety of ways to calculate average revenue per barrel and average revenue per MMBtu; other companies may calculate these in different ways. We calculate average revenue per barrel as revenue divided by total throughput (barrels). We calculate average revenue per MMBtu as revenue divided by total volume (MMBtu). Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as an alternative to segment operating income, revenues and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.
(e) Natural gas gathering volumes related to the operations acquired in the Rockies Natural Gas Business Acquisition on December 2, 2014. Gas gathering volume per day is calculated based on throughput from the date of acquisition divided by 365 days.

2014 Compared to 2013

Volumes. Average crude oil pipeline throughput volumes increased 37,783 bpd, or 44% in 2014, primarily as a result of the expansion of our High Plains System and includes an increase of 25,539 bpd in third-party volumes. Crude oil trucking throughput volumes increased 4,976 bpd, or 11%, during 2014 compared to 2013 and include an increase of 5,993 bpd in volumes hauled by our proprietary fleet, partially offset by lower contract volume hauls. This shift to proprietary volumes is consistent with our strategy to expand the utilization of our proprietary fleet in order to generate cost and operating efficiencies. The increase in pipeline and trucking throughput reflects incremental volume on the High Plains Pipeline through the addition of new capacity associated with the High Plains Pipeline reversal during 2014. Average gas gathering volumes were 86 thousand MMBtu/d in 2014 which, inclusive of other gas gathering revenues, contributed to approximately 9% of total Gathering segment revenue.

Financial Results. Gathering revenues increased $47 million, or 52%, to $137 million in 2014 compared to $90 million in 2013 primarily as a result of higher pipeline throughput and trucking volumes and one month of operations for the Rockies Natural Gas Business Acquisition.

Operating and maintenance expenses increased $23 million, or 47%, to $72 million in 2014 compared to $49 million in 2013. The increase is predominantly attributable to $17 million of expense for an accrual related to the remediation of the release of crude oil in a rural field northeast of Tioga, North Dakota that occurred in 2013 (the “Crude Oil Pipeline Release”). The increase also includes higher repair and maintenance costs associated with the increased throughput on the High Plains System as well as one month of activity for the operations acquired in the Rockies Natural Gas Business Acquisition included in the Gathering segment.

Depreciation and amortization expense increased $7 million, or 175%, to $11 million in 2014 compared to $4 million in 2013 primarily due to the growth of our crude oil gathering system and $4 million related to the natural gas gathering operations acquired in the Rockies Natural Gas Business Acquisition.

General and administrative expenses increased $2 million to $5 million in 2014 compared to $3 million in 2013 primarily due to increased allocated overhead to support the growth of our crude oil gathering operations and the natural gas gathering operations acquired in the Rockies Natural Gas Business Acquisition.

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

Financial Results. Pipeline and trucking revenues increased $18 million, or 25%, to $90 million in 2013 compared to $72 million in 2012 primarily as a result of higher pipeline throughput and trucking volumes. In addition, FERC pipeline rates increased and trucking rates increased in 2013. The trucking rates increased in accordance with the Second Amended and Restated Trucking Transportation Services Agreement (High Plains System) (the “Amended High Plains Trucking Transportation Services Agreement”).

Operating and maintenance expenses increased $10 million, or 26%, to $49 million in 2013 compared to $39 million in 2012. The increase includes $5 million in higher costs associated with trucking operations and $5 million in higher costs associated with pipeline operations. The increases in trucking operation costs resulted from higher volumes of crude hauled on our proprietary truck fleet and third-party carriers. The increases in pipeline operation costs are primarily due to approximately $2 million in costs including environmental accruals and volume losses, net of probable insurance recoveries associated with the Crude Oil Pipeline Release, $1 million in higher expense associated with additional operational employees and employee related expenses as a result of increased throughput and a decrease in imbalance settlement gains.

Depreciation and amortization expense and general and administrative expenses remained flat at $4 million and $3 million, respectively, in 2013 compared to 2012.

Processing Segment

The following table and discussion is an explanation of our results of operations of the Processing segment for the year ended December 31, 2014, (in millions, except MMBtu/d, gallons and per MMBtu and per gallon amounts). The Processing segment was added as a result of the Rockies Natural Gas Business Acquisition on December 2, 2014, which included natural gas processing operations. Therefore there was no activity to report for the processing segment for the years ended December 31, 2013 or 2012.

Year Ended December 31,
2014
REVENUES
NGL processing revenues	$7
Fee-based processing revenues	6
Other processing revenues	10
Total Revenues	23
COSTS AND EXPENSES
Operating and maintenance expenses (a)	14
General and administrative expenses	1
Depreciation and amortization expenses	4
Total Costs and Expenses	19
PROCESSING SEGMENT OPERATING INCOME	$4
VOLUMES
NGL processing volumes (thousands of gallons) (b)	8,231
Average keep-whole fee per gallon of NGLs (c)	$0.85
Fee-based processing volumes (thousands of MMBtu/d) (b)	57
Average fee-based processing revenue per MMBtu (c)	$0.30
____________

(a)
Operating and maintenance expenses include intersegment operating expenses of $2 million related to transactions between our Gathering and Processing segments for the year ended December 31, 2014, which is eliminated upon consolidation.

(b) Natural gas processing volumes relate to operations acquired in the Rockies Natural Gas Business Acquisition on December 2, 2014.

(c)
Management uses average revenue per MMBtu and average keep-whole fee per gallon to evaluate performance and compare profitability to other companies in the industry. There are a variety of ways to calculate average revenue per MMBtu and average keep-whole fee per gallon; other companies may calculate these in different ways. We calculate average revenue per MMBtu as revenue divided by total volume (MMBtu). We calculate average keep-whole fee per gallon as revenue divided by volume (gallons). Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as an alternative to segment operating income, revenues and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

2014

Volumes. Average fee-based processing volumes were 57 thousand MMBtu/d in 2014. All processing volumes are for the period December 2, 2014 to December 31, 2014 as the assets for this segment were obtained from the Rockies Natural Gas Business Acquisition.

Financial Results. Total processing revenues were $23 million in 2014. This contributed approximately 4% to the Partnership’s total revenues since the acquisition on December 2, 2014. Operating and maintenance expenses were $14 million in 2014, which contributed approximately 6% to total operating and maintenance expenses since the acquisition on December 2, 2014. Depreciation and amortization expense was $4 million in 2014, which represents approximately 5% of total depreciation and amortization expense for the year ended December 31, 2014.

Terminalling and Transportation Segment

The following table and discussion is an explanation of our results of operations of the Terminalling and Transportation segment, including the results of the Acquisitions from Tesoro for the years ended December 31, 2014, 2013 and 2012 (in millions, except bpd and per barrel amounts). Our financial information includes the historical results of our Predecessors (for all periods presented) and the results of TLLP. See “Factors Affecting the Comparability of Our Financial Results” on page 65 for further information.

	Year Ended December 31,
	2014	2013	2012
REVENUES (a)
Terminalling revenues	$333	$184	$77
Pipeline transportation revenues	109	39	15
Total Revenues	442	223	92
COSTS AND EXPENSES
Operating and maintenance expenses (b)	163	113	36
General and administrative expenses	29	12	4
Depreciation and amortization expenses	62	41	11
Loss (gain) on asset disposals and impairments	(4)	—	1
Total Costs and Expenses	250	166	52
TERMINALLING AND TRANSPORTATION SEGMENT OPERATING INCOME	$192	$57	$40
VOLUMES (bpd)
Terminalling throughput	917,280	738,665	368,693
Average terminalling revenue per barrel (c)	$1.00	$0.69	$0.57
Pipeline transportation throughput (a)	821,716	205,136	121,444
Average pipeline transportation revenue per barrel (c)	$0.36	$0.52	$0.32
____________

(a)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment for Predecessors’ assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition, except for the RCA tariffs charged to Tesoro on the refined products pipeline included in the acquisition of the West Coast Logistics Assets. Volumes for all periods presented include both affiliate and third-party throughput, with the exception of transportation volumes on the pipeline assets acquired in the Los Angeles Logistics Assets Acquisition, which were not separately tracked by Tesoro prior to the acquisition date. Therefore, 2013 pipeline volume and revenue per barrel information has not been adjusted to include the activity prior to December 6, 2013.

(b)	Operating and maintenance expenses include imbalance settlement gains of $10 million, $6 million and $5 million in the years ended December 31, 2014, 2013 and 2012, respectively.

(c)
Management uses average revenue per barrel to evaluate performance and compare profitability to other companies in the industry. There are a variety of ways to calculate average revenue per barrel; different companies may calculate it in different ways. We calculate average revenue per barrel as revenue divided by total throughput (barrels). Investors and analysts use this financial measure to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income, revenues and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

2014 Compared to 2013

Volumes. Terminalling throughput volumes increased 178,615 bpd, or 24%, in 2014 compared to 2013 primarily as a result of an entire year of activity for the 2013 Acquisitions in 2014 compared to partial activity in 2013. Pipeline transportation throughput volumes increased 616,580 bpd, in 2014 compared to 2013 as a result of an entire year of activity in 2014 compared to partial activity in 2013 for the pipeline assets acquired in the Northwest Products System and Los Angeles Logistics Assets acquisitions. Pipeline volumes were not separately tracked by Tesoro prior to TLLP’s acquisition of the Los Angeles Logistics Assets on December 6, 2013 and were not retrospectively adjusted for 2013.

Financial Results. Revenues increased $219 million, or 98%, to $442 million in 2014 compared to $223 million in 2013 primarily as a result of the new commercial agreements that went into effect in connection with the 2013 Acquisitions from Tesoro and the Northwest Products System Acquisition, which accounted for approximately $201 million of the revenue increase compared to 2013. The results reflect operations of the Northwest Products System, the Los Angeles Logistics Assets and the Los Angeles Terminal Assets for the entire year in 2014, compared to about seven months of operations of these assets in 2013. The increase in revenues in 2014 also includes $19 million from the West Coast Logistics Assets Acquisition subsequent to the acquisition date.

Operating and maintenance expenses increased $50 million, or 44%, to $163 million in 2014 compared to $113 million in 2013 primarily as a result of a full year of operations of the 2013 Acquisitions in 2014 compared to 2013. Operating and maintenance expenses reflect operations of the Northwest Products System, Los Angeles Terminal Assets and the Los Angeles Logistics Assets for the entire year in 2014, compared to approximately seven months of operations in 2013.

General and administrative expenses increased $17 million to $29 million in 2014 compared to $12 million in 2013 primarily due to increased expenses for certain allocated overhead costs associated with the 2013 Acquisitions for the entire year in 2014, compared to about seven months of operations of these assets in 2013.

Depreciation and amortization expenses increased $21 million, or 51%, to $62 million in 2014 compared to $41 million in 2013. The increase is attributable to depreciation expense related to the 2013 Acquisitions. In 2013, depreciation expense was included for the Northwest Products System from the acquisition date on June 19, 2013, and the Los Angeles Terminal Assets from the acquisition date on June 1, 2013. The 2014 results include twelve months of depreciation for the assets acquired in 2013.

2013 Compared to 2012

Volumes. Terminalling throughput volumes increased 369,972 bpd in 2013 compared to 2012 primarily related to the terminals acquired in the Los Angeles Terminal Assets Acquisition, the Northwest Products System Acquisition and the Los Angeles Logistics Assets Acquisition, a full year of operations at the Anacortes Rail Facility and expanded capacity at our Stockton, Mandan and Vancouver terminals. In addition, volume in 2013 was higher at our Martinez Crude Oil Marine Terminal compared to 2013 due to a turnaround at Tesoro’s refinery in 2012. Pipeline transportation throughput volumes increased 83,692 bpd, or 69%, in 2013 compared to 2012 as a result of lower throughput in 2012 related to Tesoro’s refinery turnaround activities.

Financial Results. Revenues increased $131 million to $223 million in 2013 compared to $92 million in 2012 primarily due to the commercial agreements with Tesoro that went into effect with each of the Acquisitions from Tesoro. The 2013 and 2012 Acquisitions from Tesoro, including related Predecessor revenues, accounted for approximately $64 million and $36 million, respectively of the increase in revenues in 2013 over 2012. In addition, the Northwest Products System assets contributed $29 million in revenues in 2013. Our Predecessors did not record revenue for intercompany terminalling and pipeline transportation services; therefore, there was no revenue recognized on volume throughput by Tesoro related to the Acquisitions from Tesoro, with the exception of RCA tariffs charged to Tesoro on the refined products pipeline included in the West Coast Logistics Assets Acquisition. Accordingly, our Predecessors’ revenues primarily relate only to amounts received from third parties for these services.

Operating and maintenance expenses increased $77 million to $113 million in 2013 compared to $36 million in 2012. The 2013 and 2012 Acquisitions from Tesoro, including Predecessor costs in 2013 and 2012, accounted for approximately $57 million and $4 million, respectively of the increase in costs in 2013 over 2012. The Northwest Products System contributed $16 million to the increase in costs, including $5 million of costs, which are part of our detailed inspection and maintenance program for the Northwest Products System.

General and administrative expenses increased $8 million to $12 million in 2013 compared to $4 million in 2012 primarily as a result of increased overhead costs associated with the acquired assets.

Depreciation and amortization expense increased $30 million to $41 million in 2013 compared to $11 million in 2012 primarily as a result of the 2013 and 2012 Acquisitions from Tesoro and the Northwest Products System Acquisition.

CAPITAL RESOURCES AND LIQUIDITY

Our primary cash requirements relate to funding capital expenditures, meeting operational needs and paying distributions to our unitholders. We expect our ongoing sources of liquidity to include cash generated from operations, reimbursement for certain maintenance and expansion expenditures, borrowings under the Revolving Credit Facility and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements, acquisition-related requirements and debt servicing requirements and allow us to fund at least the minimum quarterly cash distributions. In addition, we believe that these sources of liquidity will be sufficient to meet our obligation to fund the affiliate credit agreement with QEPM, discussed further on page 80.

Equity Overview

Our partnership agreement authorizes us to issue an unlimited number of additional partnership securities on the terms and conditions determined by our general partner without the approval of the unitholders. Costs associated with the issuance of securities are allocated to all unitholders’ capital accounts based on their ownership interest at the time of issuance.

Under a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) on January 7, 2013, we have the capacity to issue an unlimited amount of common units through one or more prospectus supplements. In addition, we currently have the capacity to raise up to an additional $308 million for common units representing limited partner interests under our 2012 shelf registration statement.

On October 24, 2014, we closed a registered public offering of 23 million common units representing limited partner interests (the “October 2014 Equity Offering”), at a public offering price of $57.47 per unit. The net proceeds of $1.3 billion included the purchase of 8,700,191 common units by Tesoro equal to $500 million and an over-allotment option exercised by the underwriters to purchase an additional 3 million common units. Concurrent with the October 2014 Equity Offering, TLGP contributed $27 million to maintain its 2% general partner interest in TLLP.

On August 22, 2014, we closed an offering of 2.1 million common units representing limited partner interests, at a price of $67.47 per unit (the “August 2014 Equity Offering”). We used the net proceeds of $142 million for the redemption of $130 million of the 5.875% Senior Notes due 2020 (the “Senior Notes Redemption”). In addition, as a result of the August 2014 Equity Offering, TLGP contributed $3 million in exchange for general partner units to maintain its 2% general partnership interest.

On June 25, 2014, we filed a prospectus supplement to our shelf registration statement filed with the SEC in 2012, authorizing the continuous issuance of up to an aggregate of $200 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). During the year ended December 31, 2014, we issued an aggregate of 199,400 common units under our ATM Program, generating net proceeds of approximately $14 million. The net proceeds from sales under the ATM Program were used for general partnership purposes. We paid fees of $286,501 related to the issuance of units under the ATM Program for the year ended December 31, 2014, respectively.

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

The table below summarizes the quarterly distributions paid related to our financial results (including incentive distribution rights):

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution (in millions)	Date of Distribution
December 31, 2014	$0.6675	$2.67	$70	February 13, 2015
September 30, 2014	0.6425	2.57	66	November 13, 2014
June 30, 2014	0.6150	2.46	42	August 14, 2014
March 31, 2014	0.5900	2.36	39	May 15, 2014
December 31, 2013	0.5650	2.26	36	February 13, 2014
September 30, 2013	0.5450	2.18	29	November 14, 2013
June 30, 2013	0.5100	2.04	26	August 14, 2013
March 31, 2013	0.4900	1.96	24	May 14, 2013

We intend to pay a minimum quarterly distribution of at least $0.3375 per unit per quarter, which equates to approximately $28 million per quarter, or $110 million per year, based on the number of common and general partner units outstanding as of December 31, 2014. We do not have a legal obligation to pay this distribution.

In connection with the Rockies Natural Gas Business Acquisition, our general partner will waive its right to $10 million of general partner distributions with respect to IDRs during 2015 (pro rata on a quarterly basis). TLGP will begin to waive general partner distributions with the first quarter 2015 quarterly distribution.

Debt Overview

Our total debt at December 31, 2014, was comprised of the following (in millions):

Debt, including current maturities:	December 31, 2014
Revolving Credit Facility	$260
5.500% Senior Notes due 2019	500
5.875% Senior Notes due 2020 (a)	475
6.125% Senior Notes due 2021	550
6.250% Senior Notes due 2022	800
Capital lease obligations	8
Total Debt	2,593
Current maturities	—
Debt, less current maturities	$2,593
____________

(a)	Includes an unamortized premium of $5 million.

Revolving Credit Facility

We amended our Revolving Credit Facility on December 2, 2014, in connection with the Rockies Natural Gas Business Acquisition. As of December 31, 2014, our Revolving Credit Facility provided for total loan availability of $900 million, and we are allowed to request that the loan availability be increased up to an aggregate of $1.5 billion, subject to receiving increased commitments from the lenders. Our Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our consolidated subsidiaries, with the exception of Rendezvous Gas Services, L.L.C. (“Rendezvous Gas”), and secured by substantially all of our assets. Borrowings are available under the Revolving Credit Facility up to the total loan availability of the facility. We had $260 million borrowings outstanding under the Revolving Credit Facility, resulting in a total unused loan availability of $640 million or 71% of the borrowing capacity as of December 31, 2014. The weighted average interest rate for borrowings under our Revolving Credit Facility was 2.92% at December 31, 2014. The Revolving Credit Facility is scheduled to mature on December 2, 2019.

As of December 31, 2014, our Revolving Credit Facility was subject to the following:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Revolving Credit Facility (b)	0.17%	2.75%	3.25%	1.75%	0.50%
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

Senior Notes due 2019 and 2022

Effective October 29, 2014, we completed a private offering of $1.3 billion aggregate principal amount of senior notes (the “Senior Notes Offering”) pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended. Offering costs related to the Senior Notes Offering were $19 million. The Senior Notes Offering consisted of $500 million of 5.50% senior notes due in 2019 (the “2019 Senior Notes”) and $800 million of 6.25% senior notes due in 2022 (the “2022 Senior Notes”). The proceeds from the 2019 Senior Notes were used to repay amounts outstanding under our Revolving Credit Facility related to the West Coast Logistics Assets Acquisition. The remaining net proceeds from the 2019 Senior Notes and all of the net proceeds from the 2022 Senior Notes were used to fund the Rockies Natural Gas Business Acquisition.

We agreed to complete a registered exchange offer to exchange the 2019 Senior Notes and the 2022 Senior Notes for debt securities with substantially identical terms within 18 months of the closing date of the Senior Notes Offering.

The 2019 Senior Notes have no sinking fund requirements. We may redeem some or all of the 2019 Senior Notes prior to September 15, 2019, at a make-whole price, and at par thereafter, plus any accrued and unpaid interest. The 2019 Senior Notes are unsecured and guaranteed by all of our consolidated subsidiaries, with the exception of Rendezvous Gas and Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

The 2022 Senior Notes have no sinking fund requirements. We may redeem some or all of the 2022 Senior Notes prior to October 15, 2018, at a make-whole price, plus any accrued and unpaid interest. On or after October 15, 2018, the 2022 Senior Notes may be redeemed at premiums equal to 3.125% through October 15, 2019; 1.563% from October 15, 2019 through October 15, 2020; and at par thereafter, plus accrued and unpaid interest. We will have the right to redeem up to 35% of the aggregate principal amount at 106.25% of face value with proceeds from certain equity issuances through October 15, 2017. The 2022 Senior Notes are unsecured and guaranteed by all of our consolidated subsidiaries, with the exception of Rendezvous Gas and Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

Senior Notes due 2020

Effective December 17, 2013, we completed a private offering of $250 million aggregate principal amount of the 5.875% Senior Notes due 2020 (the “December 2013 Debt Offering”) pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The December 2013 Debt Offering was issued under the Indenture governing the $350 million of our 5.875% Senior Notes due 2020 issued on September 14, 2012 (the “September 2012 Debt Offering”) and has the same terms as the September 2012 Debt Offering (together with the December 2013 Debt Offering, the “2020 Senior Notes”). The December 2013 Debt Offering was issued at 102.25% of face value for an effective rate of 5.334%. The proceeds of the December 2013 Debt Offering were used to repay the amounts outstanding under our Revolving Credit Facility, which were used to fund a portion of the Los Angeles Logistics Assets Acquisition, to pay for the fees and expenses related to the December 2013 Debt Offering and for general partnership purposes.

The 2020 Senior Notes have no sinking fund requirements. We may redeem some or all of the 2020 Senior Notes, prior to October 1, 2016, at a make-whole price plus accrued and unpaid interest. On or after October 1, 2016, the Senior Notes may be redeemed at premiums equal to 2.938% through October 1, 2017; 1.469% from October 1, 2017 through October 1, 2018; and at par thereafter, plus accrued and unpaid interest. We will have the right to redeem up to 35% of the aggregate principal amount at 105.875% of face value with proceeds from certain equity issuances through October 1, 2015. The 2020 Senior Notes are unsecured and guaranteed by all of our subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and any subsidiaries acquired with the Rockies Natural Gas Business Acquisition, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

On August 22, 2014, we closed an offering of 2.1 million common units representing limited partner interests, at a price of $67.47 per unit. We used the net proceeds of $142 million from the August 2014 Equity Offering for the redemption of $130 million of the Senior Notes due 2020, and to pay accrued interest and premiums of $4 million and $7 million, respectively. TLGP reimbursed the payment of premiums, which was reflected as a contribution by TLGP as it relates to its ownership of our common units. The premium and $3 million of expenses of unamortized debt issuance costs were included in interest and financing costs, net.

Senior Notes due 2021

Effective August 1, 2013, we completed a private offering of $550 million aggregate principal amount of the 6.125% Senior Notes due 2021 (“2021 Senior Notes”). The proceeds of this offering were used to repay the amounts outstanding under our Revolving Credit Facility, which were used to fund a significant portion of the Los Angeles Terminal Assets Acquisition, and to pay a portion of the fees and expenses related to the offering of the 2021 Senior Notes.

The 2021 Senior Notes have no sinking fund requirements. We may redeem some or all of the 2021 Senior Notes, prior to October 15, 2016, at a make-whole price plus accrued and unpaid interest, if any. On or after October 15, 2016, the Senior Notes due 2021 may be redeemed at premiums equal to 4.594% through October 15, 2017; 3.063% from October 15, 2017 through October 15, 2018; 1.531% from October 15, 2018 through October 15, 2019; and at par thereafter, plus accrued and unpaid interest. We will have the right to redeem up to 35% of the aggregate principal amount at 106.125% of face value with proceeds from certain equity issuances through October 15, 2016. The 2021 Senior Notes are unsecured and guaranteed by all of our subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer and any subsidiaries acquired with the Rockies Natural Gas Business Acquisition, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

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

On July 25, 2014, we completed an offer to exchange $250 million of our unregistered Senior Notes due 2020 from the December 2013 Debt Offering for an equal principal amount of 5.875% Senior Notes due 2020 that were registered under the Securities Act of 1933, as amended. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the unregistered notes for which they were exchanged, except that the exchange notes generally are not subject to transfer restrictions. The exchange offer fulfills all of the requirements of the Registration Rights Agreement for these unregistered notes.

Covenants

The Revolving Credit Facility, Senior Notes due 2019, Senior Notes due 2020, Senior Notes due 2021 and Senior Notes due 2022 contain covenants that may, among other things, limit or restrict our ability (as well as the ability of our subsidiaries) to:

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

We do not believe that these limitations will restrict our ability to pay distributions. Additionally, the Revolving Credit Facility contains covenants that require us to maintain certain interest coverage and leverage ratios. We submit compliance certifications to the bank quarterly, and we were in compliance with our debt covenants as of and for the year ended December 31, 2014.

Affiliate Credit Agreement

Under the unsecured affiliate credit agreement between QEPFS and QEPM (“Affiliate Credit Agreement”), QEPFS has agreed to provide revolving loans and advances to QEPM up to a borrowing capacity of $500 million. The Affiliate Credit Agreement is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes, including distributions. As of December 31, 2014, there was $210 million owed to QEPFS under the Affiliate Credit Agreement, which was eliminated upon consolidation. The maturity date of the Affiliate Credit Agreement is August 14, 2018, and borrowings under the Affiliate Credit Agreement bear interest at a rate of 1.92%.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	Year Ended December 31,
	2014 (a)	2013 (a)	2012 (a)
Cash Flows From (Used In):
Operating Activities	$185	$93	$72
Investing Activities	(2,668)	(391)	(128)
Financing Activities	2,479	302	57
Increase (decrease) in Cash and Cash Equivalents	$(4)	$4	$1
______________

(a)	Includes the historical results related to the Partnership and Predecessors for the years ended December 31, 2014, 2013 and 2012.

Operating Activities

Net cash from operating activities increased $92 million to $185 million in 2014 from $93 million in 2013. The increase in net cash from operating activities was attributable to higher revenues and operating income as a result of our Acquisitions from Tesoro, primarily from the increase in revenues associated with the commercial agreements that went into effect on the acquisition dates, and an increase in revenues and operating income as a result of the December 2014 Rockies Natural Gas Business Acquisition and the June 2013 Northwest Products System acquisition. The revenues and operating income for the Los Angeles Terminal Assets Acquisition, the Los Angeles Logistics Assets Acquisition and the Northwest Products System acquisition reflect the entire year in 2014, compared to about seven months of operations of these assets in 2013.This increase was partially offset by an increase in cash paid for interest costs during 2014 compared to 2013 related to the issuance of the 2019 Senior Notes and 2022 Senior Notes, as well as $16 million for the Alternative Financing Arrangement related to the Rockies Natural Gas Business Acquisition.

Net cash from operating activities increased $21 million to $93 million in 2013 from $72 million in 2012. The increase in net cash from operating activities was primarily attributable to higher revenues and operating income as a result of our Acquisitions from Tesoro, primarily from the increase in revenues associated with the commercial agreements that went into effect on the acquisition dates, and an increase in revenues and operating income as a result of the Northwest Products System acquisition. This increase was partially offset by an increase in cash paid for interest costs during 2013 compared to 2012 related to the issuance of the 2020 Senior Notes and 2021 Senior Notes.

Investing Activities

Net cash used in investing activities increased $2.3 billion to $2.7 billion in 2014 compared to $391 million in 2013. We paid $2.5 billion upon closing the Rockies Natural Gas Business Acquisition in December 2014 compared to $315 million for the Northwest Products System acquisition in 2013. Capital expenditures in 2014 increased by $123 million compared to 2013 primarily as a result of spending on the High Plains Pipeline reversal project and the construction of the Bakken area storage hub. See “Capital Expenditures” below for a discussion of the various maintenance and growth projects in 2014, including those reimbursed by our customers. Cash provided by investing activities in 2014 included proceeds of $10 million from the sale of our legacy Boise terminal.

Net cash used in investing activities increased $263 million to $391 million in 2013 compared to $128 million in 2012. We paid $315 million upon closing the Northwest Products System acquisition in 2013 compared to the advance deposit of $40 million that was paid in December 2012 upon execution of the asset purchase and sale agreements. Capital expenditures in 2013 decreased by $17 million compared to 2012 as a result of 2012 Predecessor spending on the construction of the Anacortes Rail Facility, which was partially offset by higher spending by the Partnership in 2013. As the Acquisitions from Tesoro were transactions between entities under common control, we recorded the $1.1 billion in cash payments for the 2013 Acquisitions from Tesoro as distributions, which are presented in financing activities.

Financing Activities

Net cash provided by financing activities increased $2.2 billion to $2.5 billion in 2014 from $302 million in 2013. The net cash provided by financing activities in 2014 included the net proceeds of $1.5 billion from the August 2014 Equity Offering and October 2014 Equity Offering and $1.3 billion from the Senior Notes Offering. The cash payments for the acquisition of the West Coast Logistics Assets from Tesoro of $243 million were treated as a cash distribution to Tesoro for accounting purposes. We borrowed amounts under our Revolving Credit Facility to fund cash portions of the West Coast Logistics Assets Acquisition from Tesoro and the Rockies Natural Gas Business Acquisition. We paid higher quarterly cash distributions totaling $183 million in 2014 compared to quarterly cash distributions of $102 million paid in 2013. In addition, financing costs increased $16 million in 2014 compared to 2013, primarily related to the amendment to the Revolving Credit Facility completed in December 2014 and the Senior Notes Offering.

Net cash from financing activities increased $245 million to $302 million in 2013 from $57 million in 2012. The net cash provided by financing activities in 2013 included the net proceeds of $391 million and $310 million resulting from the January 2013 Equity Offering and November 2013 Equity Offering, respectively, and $8 million in net proceeds from the offering of general partner units to Tesoro. The cash payments for the 2013 Acquisitions from Tesoro of $1.1 billion were treated as cash distributions to Tesoro for accounting purposes. We borrowed amounts under our Revolving Credit Facility to fund cash portions of the 2013 Acquisitions from Tesoro, which we subsequently refinanced with proceeds from the private offering of the 2021 Senior Notes in August 2013 and the December 2013 Debt Offering. We paid quarterly cash distributions totaling $102 million in 2013, and we paid $16 million in financing costs during 2013 related to the January and May amendments to the Revolving Credit Facility, the December 2013 Debt Offering, the private offering of the 2021 Senior Notes and the exchange offer completed in September 2013.

Historically, the Predecessors’ sources of liquidity included cash generated from operations and funding from Tesoro. Cash receipts were deposited in Tesoro’s bank accounts and all cash disbursements were made from those accounts. The Sponsor contribution of $3 million, $29 million and $61 million included in cash from financing activities in 2014, 2013 and 2012, respectively, funded the cash portion of the net loss for the Predecessors.

Capital Expenditures

The Partnership’s operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations and to maintain assets, ensuring regulatory compliance. The cost estimates described below are subject to further review, analysis and permitting requirements and include estimates for capitalized interest and labor. Maintenance capital expenditures include expenditures required to maintain equipment reliability and integrity and to address regulatory compliance. Growth capital expenditures include expenditures to purchase or construct new assets and to expand existing facilities or services that may increase throughput capacity on our pipelines, in our terminals and at our processing facilities, increase storage capacity, increase well connections and compression as well as other services at our facilities.

We estimate that our total capital expenditures for 2015 will be $450 million, or $420 million net of reimbursements from entities including Tesoro, with whom we contract to provide services. We anticipate that our capital expenditures will be funded primarily with cash generated from operations, reimbursements for certain maintenance and growth capital expenditures, borrowings under our Revolving Credit Facility and issuances of additional debt and equity securities, as needed. The following table summarizes our capital expenditures for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
Growth	$200	$63	$81
Maintenance	44	20	13
Total Capital Expenditures (a)	$244	$83	$94
_____________

(a)	Includes capital spending related to our Predecessors of $7 million and $56 million for the years ended December 31, 2013 and 2012, respectively.

Growth capital expenditures

Growth capital expenditures in 2014 increased $137 million to $200 million compared to $63 million in 2013 primarily related to the High Plains Pipeline reversal project and the completion of the first phase of the Bakken Area Storage Hub (the “BASH”). A total of $14 million of growth capital expenditures were reimbursed by Tesoro in 2014. Major projects include the following:

•
High Plains Pipeline reversal project, which is expected to increase throughput on the High Plains Pipeline by over 50 percent. The project commenced in 2013 and was completed in 2014. The High Plains Pipeline reversal project had total capital spending of $30 million in 2014.

•
The construction of the first phase of the BASH with total 2014 spending of $42 million. The BASH provides storage for the Bakken region with tanks located in two strategic areas of the basin. It has current storage capacity of approximately 780,000 barrels, growing to over 1 million barrels of capacity by the end of 2015.

•
A new truck rack at the site of the existing Anacortes terminal acquired as part of the West Coast Logistics Assets, which is expected to add an additional 6,000 to 7,000 bpd of gasoline and diesel throughput. The project has a total estimated capital spend of $23 million and is expected to be complete in 2015. The current year capital spend was $18 million.

•
Projects to expand and optimize the southern California distribution system with 2014 spending of $19 million, which includes additional projects associated with the Los Angeles Logistics Assets. The projects are to increase throughput and expand ancillary services.

•
Connolly Gathering System construction with total estimated capital spending of $150 million and current year spending of $38 million. The Connolly Gathering System will gather crude oil from various points in Dunn County, North Dakota for delivery at the existing Connolly Station and is expected to have a capacity of approximately 60,000 bpd. The first barrels were delivered into the main line at the end of 2014.

We estimate that our growth capital expenditures for 2015 will be $390 million, or $380 million, net of reimbursements, with approximately $350 million planned for our Gathering segment and $40 million planned for our Terminalling and Transportation segment. The Gathering segment projects for 2015 include the Connolly Gathering system, the construction of the BASH, the expansion on the High Plains Pipeline, adding compression to our Pinedale and Vermillion natural gas gathering systems and throughput capacity on the Uinta Basin natural gas gathering system. The Terminalling and Transportation segment projects for 2015 include the new truck rack at the Anacortes terminal and various projects in California to increase capacity and expand ancillary services.

Maintenance capital expenditures

Maintenance capital spending in 2014 increased $24 million, or 120%, to $44 million compared to $20 million in 2013 primarily as a result of an entire year of activity in 2014 compared to partial activity in 2013 for the Acquisitions from Tesoro and for improving reliability on the High Plains System. A total of $7 million expended for maintenance capital expenditures was reimbursed to us by Tesoro in 2014.

We estimate that our maintenance capital expenditures for 2015 will be $60 million, or $40 million, net of reimbursements, and will primarily be used to increase the reliability and integrity of our assets.

Contractual Obligations

We have numerous contractual commitments for purchases associated with the operation of our assets, our debt service and our operating and capital leases (see Notes 10 and 11 to our combined consolidated financial statements in Item 8). We also have minimum contractual spending requirements for certain capital projects. A summary of our contractual obligations as of December 31, 2014, is as follows (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt obligations (a)	$139	$139	$139	$139	$895	$2,044	$3,495
Capital lease obligations (b)	1	1	1	1	1	7	12
Operating lease obligations (c)	10	8	7	6	6	65	102
Other purchase obligations (d)	84	85	84	84	84	136	557
Capital expenditure obligations (e)	94	—	—	—	—	—	94
Total Contractual Obligations	$328	$233	$231	$230	$986	$2,252	$4,260
_______________

(a)	Includes maturities of principal and interest payments. Amounts and timing may be different from our estimated commitments due to potential voluntary debt prepayments and borrowings.

(b)	Capital lease obligations include amounts classified as interest.

(c)
Minimum operating lease payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year primarily related to our truck vehicle leases and leases for pipelines, terminals, pump stations and property leases.

(d)
Purchase obligations include enforceable and legally binding service agreement commitments that meet any of the following criteria: (1) they are non-cancellable, (2) we would incur a penalty if the agreement was canceled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If we can unilaterally terminate the agreement simply by providing a certain number of days’ notice or by paying a termination fee, we have included the termination fee or the amount that would be paid over the notice period. Contracts that can be unilaterally terminated without a penalty are not included. Future purchase obligations primarily include NGL transportation costs, fractionation fees, and fixed charges under the Amended Omnibus Agreement, the QEPM Omnibus Agreement and the Secondment Agreement. Our Amended Omnibus Agreement and QEPM Omnibus Agreement remain in effect between the applicable parties until a change in control of the Partnership. As we are unable to estimate the termination of these omnibus agreements, we have included the fees for each of the five years following December 31, 2014 for the Amended Omnibus Agreement and the QEPM Omnibus Agreement for disclosure purposes in the table above.

(e) Minimum contractual spending requirements for certain capital projects.

We also have other noncurrent liabilities pertaining to our environmental liabilities and asset retirement obligations. With the exception of amounts classified as current, there is uncertainty as to the timing of future cash flows related to these obligations. As such, we have excluded these future cash flows from the table above. See additional information on environmental liabilities and asset retirement obligations in Note 11 and Note 1, respectively, to our combined consolidated financial statements in Item 8.

Off Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements, other than our leasing arrangements described in Note 11 to our combined consolidated financial statements in Item 8 that would result in off-balance sheet liabilities.

Environmental and Other Matters

Environmental Regulation

We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment or otherwise relate to protection of the environment. Compliance with these laws and regulations may require us to remediate environmental damage from any discharge of petroleum, natural gas or chemical substances from our facilities or require us to install additional pollution control equipment on our equipment and facilities. Our failure to comply with these or any other environmental or safety-related regulations could result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of injunctions that may subject us to additional operational constraints.

Future expenditures may be required to comply with the federal, state and local environmental requirements for our various sites, including our storage facilities, pipelines, gas processing complexes and refined products terminals. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our liquidity, financial position, or results of operations. Tesoro indemnifies us for certain of these costs as described in the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement. Additional information regarding environmental regulations can be found in Item 1 Business.

Environmental Liabilities

Contamination resulting from spills of crude oil, natural gas, and refined products is not unusual within the petroleum refining, terminalling, pipeline or natural gas gathering and processing industries. Historic spills along our pipelines, gathering systems and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater. Site conditions, including soils and groundwater, are being evaluated at our properties where releases of hydrocarbons and other wastes have occurred. A number of our properties have known hydrocarbon or other hazardous material contamination in the soil and groundwater. See below for our discussion of the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement for more information regarding the indemnification of certain environmental matters provided to us by Tesoro and discussion of certain environmental obligations that were retained by Chevron in conjunction with the Northwest Products System acquisition.

The Partnership has been party to various environmental matters arising in the ordinary course of business. The outcome of these matters cannot always be accurately predicted, but the Partnership recognizes liabilities for these matters based on estimates and applicable accounting guidelines and principles. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change and that additional costs will be recorded as more information becomes available. Our accruals for these environmental expenditures totaled $32 million and $24 million at December 31, 2014 and 2013, respectively. See Note 11 to our combined consolidated financial statements for additional information regarding changes in environmental liabilities during the year ended December 31, 2014.

Tioga, North Dakota Crude Oil Pipeline Release. In September 2013, the Partnership responded to the Crude Oil Pipeline Release. The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted during the next few years to restore the site for agricultural use. We accrued an additional $28 million during the year ended December 31, 2014 to reflect improved scope definition and estimates which resulted in an increase in the total estimated cost associated with the project. We had insurance recovery receivables of $18 million and $14 million related to the Crude Oil Pipeline Release at December 31, 2014 and 2013, respectively. These receivables are pursuant to a pollution liability insurance policy, which is subject to a $1 million deductible and a $25 million loss limit. The estimated remediation costs exceeded our policy loss limit by $17 million as of December 31, 2014. Through December 31, 2014, we have received insurance proceeds of $7 million in reimbursement of costs incurred.

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

The Partnership assumed responsibility for performing additional testing and associated pipeline repairs on the pipeline pursuant to the CAO upon closing the Northwest Products System acquisition. In connection with the Northwest Products System acquisition, our combined consolidated balance sheet included $2 million and $8 million in accrued environmental liabilities related to the CAO at December 31, 2014 and 2013, respectively, and $4 million and $5 million in accruals unrelated to the CAO at December 31, 2014 and 2013, respectively.

We expect to spend approximately $27 million in total through the end of 2015 to perform a detailed inspection and maintenance program, including costs to perform repairs as a result of the inspection, which is intended to improve the integrity of the Northwest Products Pipeline. This includes the costs to comply with the CAO and also costs expected for inspections and repairs on other sections of the pipeline. We have spent $22 million under this inspection and maintenance program since the acquisition of the Northwest Products System including $13 million for the year ended December 31, 2014. The purchase price of the Northwest Products system was reduced by $45 million to compensate the Partnership for assuming responsibilities under the CAO and to perform additional inspection and maintenance as the Partnership deemed necessary.

Tesoro Indemnification. Under the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro.

Under the Amended Omnibus Agreement, with respect to assets that we acquired from Tesoro, excluding the Los Angeles Terminal Assets and the Los Angeles Logistics Assets, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of closing. Under the Amended Omnibus Agreement, the aggregate annual deductible for each type of liability (unknown environmental liabilities or title matters) is approximately $1 million, as of December 31, 2014, before we are entitled to indemnification in any calendar year in consideration of the Initial Assets and all subsequent Acquisitions from Tesoro, with the exception of the Los Angeles Terminal Assets Acquisition and the Los Angeles Logistics Assets Acquisition. In addition, with respect to the assets that we acquired from Tesoro, we have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Initial Offering, and the subsequent Acquisitions from Tesoro, and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities.

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

Legal

Questar Gas Company v. QEP Field Services Company. QEPFS’ former affiliate, Questar Gas Company (“QGC”) and its affiliate Wexpro, filed a complaint on May 1, 2012, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, and an accounting and declaratory judgment related to a 1993 gathering agreement (the “1993 Agreement”) executed when the parties were affiliates. Tesoro Logistics has agreed to indemnify QEPFSC for this claim under the acquisition agreement for QEPFS. Under the 1993 Agreement, certain of QEPFS’ systems provide gathering services to QGC charging an annual gathering rate which is based on the cost of service calculation. QGC is disputing the annual calculation of the gathering rate, which has been calculated in the same manner since 1998, without objection by QGC. At the closing of the QEPM initial public offering (“QEPM IPO”), the assets and agreement discussed above was assigned to QEPM. QGC amended its complaint to add QEPM as a defendant in the litigation. QEPM was indemnified by the Partnership upon closing of the Rockies Natural Gas Business Acquisition for costs, expenses and other losses incurred by QEPM in connection with the QGC dispute, subject to certain limitations, as set forth in the QEPM Omnibus Agreement. QGC has netted $14 million of disputed amounts from its monthly payments of the gathering fees to QEPFS and has continued to net such amounts from its monthly payment to QEPM. In December 2014, the trial court granted a partial summary judgment in favor of QGC on the issues of the appropriate methodology for certain of the cost of service calculations. As a result of the summary judgment, the Partnership assumed a $21 million liability for estimated damages in excess of the amount QGC has netted for disputed amounts. Issues regarding other calculations, the amount of damages and certain counterclaims in the litigation remain open pending a trial on the merits. We believe the outcome of this matter will not have a material impact on our liquidity, financial position, or results of operations.

XTO Energy Inc. v. QEP Field Services Company. XTO Energy Inc. (“XTO”) filed a complaint on January 30, 2014, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment and an accounting related to a 2010 gas processing agreement (the “XTO Agreement”). QEPFS processes XTO’s natural gas on a firm basis under the XTO Agreement. The XTO Agreement requires QEPFS to transport, fractionate and market XTO’s natural gas liquids derived from XTO’s processed gas. XTO is seeking monetary damages related to QEPFS allocation of charges related to XTO’s share of natural gas liquid transportation, fractionation and marketing costs associated with shortfalls in contractual firm processing volumes. We believe the outcome of this matter will not have a material impact on our liquidity, financial position, or results of operations.

Other than described above, we did not have any other material outstanding lawsuits, administrative proceedings or governmental investigations as of December 31, 2014.

ACCOUNTING STANDARDS

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to our combined consolidated financial statements in Item 8. We prepare our financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our financial condition and results of operations.

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

Imbalances

We experience volume gains and losses, which we sometimes refer to as imbalances, within our pipelines, terminals and storage facilities due to pressure and temperature changes, evaporation and variances in meter readings and in other measurement methods. The value of any crude oil or refined product imbalance gain or loss is determined by reference to the monthly average market reference price for the applicable commodity, less a specified discount. Any imbalances under contractual provisions where we bear any crude oil or refined product volume losses reduce our operating and maintenance expenses in the period in which they are realized, to the extent they are lower than the loss allowance, and increase our operating and maintenance expenses in such period to the extent they exceed the loss allowance.

Reimbursements

Pursuant to our Amended Omnibus Agreement, Tesoro reimburses the Partnership for pressure testing, required repairs and maintenance identified as a result of the first inspection of certain pipeline and tank assets subsequent to the Acquisitions from Tesoro, as well as maintenance projects identified in the Amended Omnibus Agreement, for which the cost was not known at the date of the Acquisitions from Tesoro. These amounts are recorded as a reduction to operating expense within the category labeled imbalance settlement gains and reimbursements from Tesoro during the period the costs are incurred and were $26 million, $4 million and $2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In addition, Tesoro reimburses the Partnership for capital projects identified in the Amended Omnibus Agreement. These amounts are recorded as a capital contribution by affiliate and were $26 million, $5 million and $6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Environmental Liabilities

At December 31, 2014, our total environmental liabilities included in other current liabilities and other noncurrent liabilities were $32 million. We record environmental liabilities when environmental assessments and/or proposed environmental remedies are probable and can be reasonably estimated. Usually, the timing of our accruals coincides with assessing the liability and then completing a feasibility study or committing to a formal plan of action. When we complete our analysis or when we commit to a plan of action, we accrue a liability based on the minimum range of the expected costs, unless we consider another amount more likely. We base our cost estimates on the extent of remedial actions required by applicable governing agencies, experience gained from similar environmental projects and the amounts to be paid by other responsible parties.
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
As of December 31, 2014, we carry a pollution liability insurance policy, which is subject to a $2 million deductible and a $50 million loss limit. We record insurance recoveries during the year when recovery is probable and can be reasonably estimated.
Revenue Recognition

The Partnership has several streams of revenue. Revenues are recognized as products are shipped through our pipelines and terminals. Billings to customers for obligations under their quarterly minimum revenue commitments (shortfall payments) are recorded as deferred revenue when they have the right to receive future services for these billings. Some of our fee-based agreements provide for fixed demand charges, which are recognized as revenue pursuant to the contract terms.
Revenue is recognized at the earlier of:

•	the customer receiving the services provided by these billings;

•	the expiration of the period in which the customer is contractually allowed to receive the services; or

•	the determination that future services will not be required.

Acquisitions

We use the acquisition method of accounting for the recognition of assets acquired and liabilities assumed with acquisitions at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired. As a result, in the case of significant acquisitions, we obtain the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

Recent Accounting Developments

See New Accounting Pronouncements described in Note 1 to our combined consolidated financial statements in Item 8.

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

We bear a limited degree of commodity price risk with respect to our gathering contracts. Specifically, pursuant to our contracts, we retain and sell condensate that is recovered during the gathering of natural gas. Thus, a portion of our revenue is dependent on the price received for the condensate. Condensate historically sells at a price representing a slight discount to the price of crude oil. We consider our exposure to commodity price risk associated with these arrangements to be minimal based on the amount of revenues generated under these arrangements compared to our overall revenues. We do not enter into commodity derivative instruments because of the minimal impact of commodity price risk on our liquidity, financial position and results of operations.

Effective December 2, 2014, following the completion of the Rockies Natural Gas Business Acquisition, we began processing gas for certain producers under “keep-whole” processing agreements. Under a keep-whole agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. The operating margin for these contracts is determined by the spread between NGL sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). TLLP entered into a five-year agreement with Tesoro, which transfers the commodity risk exposure associated with these keep-whole processing agreements from TLLP to Tesoro. Under the Keep-Whole Commodity Agreement with Tesoro, Tesoro pays TLLP a processing fee for NGLs related to keep-whole agreements and delivers Shrink Gas to the producers on behalf of TLLP. TLLP pays Tesoro a marketing fee in exchange for assuming the commodity risk.

Terms and pricing under this agreement are revised each year. The Keep-Whole Commodity Agreement minimizes the impact of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. However, the annual fee we charge Tesoro could be impacted as a result of any changes in the spread between NGL sales prices and the price of natural gas.

Interest Rate Risk

Our use of debt directly exposes us to interest rate risk. Variable-rate debt, such as borrowings under our Revolving Credit Facility, exposes us to short-term changes in market rates that impact our interest expense. Fixed rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to rates higher than the current market. The fair value of our debt was estimated primarily using quoted market prices. The carrying value and fair value of our debt were both approximately $2.6 billion at December 31, 2014 and were both approximately $1.2 billion at December 31, 2013. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. As of December 31, 2014, we had $260 million of borrowings under our revolving credit facility. Any change in interest rates would affect cash flows, but not the fair value of the debt we incur under our Revolving Credit Facility.

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

We have audited the accompanying consolidated balance sheets of Tesoro Logistics LP as of December 31, 2014 and 2013, and the related combined consolidated statements of operations, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tesoro Logistics LP at December 31, 2014 and 2013, and the combined consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tesoro Logistics LP’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
February 24, 2015

TESORO LOGISTICS LP
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS (a)

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions, except per unit amounts)
REVENUES
Affiliate	$497	$273	$150
Third-party	103	40	14
Total Revenues	600	313	164
COSTS AND EXPENSES
Operating and maintenance expenses	290	174	87
Imbalance settlement gains and reimbursements from Tesoro	(43)	(12)	(12)
General and administrative expenses	74	32	16
Depreciation and amortization expenses	77	45	15
Loss (gain) on asset disposals and impairments	(4)	—	1
Total Costs and Expenses	394	239	107
OPERATING INCOME	206	74	57
Interest and financing costs, net	(109)	(40)	(9)
Equity in earnings of unconsolidated affiliates	1	—	—
Interest income	—	1	—
NET INCOME	$98	$35	$48

Loss attributable to Predecessors	$4	$45	$9
Net income attributable to noncontrolling interest	(3)	—	—
Net income attributable to partners	99	80	57
General partner’s interest in net income, including incentive distribution rights	(43)	(12)	(3)
Limited partners’ interest in net income	$56	$68	$54

Net income per limited partner unit:
Common - basic	$0.96	$1.48	$1.90
Common - diluted	$0.96	$1.47	$1.89
Subordinated - basic and diluted	$0.62	$1.35	$1.47

Weighted average limited partner units outstanding:
Common units - basic	54,203,508	31,545,935	16,614,668
Common units - diluted	54,249,416	31,618,434	16,708,950
Subordinated units - basic and diluted	5,642,220	15,254,890	15,254,890

Cash distributions paid per unit	$2.4125	$2.0175	$1.605
_____________

(a)
All periods include the historical results of the Predecessors. Prior year amounts have been adjusted to include amounts related to the West Coast Logistics Assets. See Notes 1 and 2 for further discussion.

See accompanying notes to combined consolidated financial statements.

TESORO LOGISTICS LP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013 (a)
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (QEPM:$15 and $0, respectively)	$19	$23
Receivables, net
Trade	122	9
Affiliate	69	43
Other	18	14
Prepayments and other	7	7
Total Current Assets	235	96
NET PROPERTY, PLANT AND EQUIPMENT (QEPM: $476 and $0, respectively)	3,306	1,398
INTANGIBLES	973	—
GOODWILL	164	9
INVESTMENT IN UNCONSOLIDATED AFFILIATES	57	—
OTHER NONCURRENT ASSETS	79	30
Total Assets	$4,814	$1,533

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable
Trade	$126	$22
Affiliate	53	14
Accrued interest and financing costs	28	23
Other current liabilities	79	30
Total Current Liabilities	286	89
OTHER NONCURRENT LIABILITIES	45	6
DEBT	2,593	1,164
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY
Equity of Predecessors	—	29
Common unitholders: 80,125,930 units issued and outstanding (39,148,916 in 2013)	1,474	459
Subordinated unitholders: 0 units issued and outstanding (15,254,890 in 2013)	—	(161)
General partner: 1,631,448 units issued and outstanding (1,110,282 in 2013)	(19)	(53)
Noncontrolling interest	435	—
Total Equity	1,890	274
Total Liabilities and Equity	$4,814	$1,533
_____________
(a) Adjusted to include the historical results of the West Coast Logistics Assets. See Notes 1 and 2 for further discussion.

See accompanying notes to combined consolidated financial statements.

TESORO LOGISTICS LP
COMBINED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

		Partnership
	Equity of Predecessors (a)	Common	Subordinated	General Partner	Non-controlling Interest	Total
	(Dollars in millions)
Balance at December 31, 2011	$83	$250	$(143)	$2	$—	$192
Sponsor contributions of equity to the Predecessors	61	—	—	—	—	61
Loss attributable to Predecessors	(9)	—	—	—	—	(9)
Net liabilities not assumed by Tesoro Logistics LP	2	—	—	—	—	2
Allocation of net assets acquired by the unitholders	(111)	98	—	13	—	—
Equity offering, net of issuance costs	—	174	(3)	—	—	171
Distributions to unitholders and general partner related to acquisitions (b)	—	(376)	—	(43)	—	(419)
Quarterly distributions to unitholders and general partner	—	(26)	(25)	(2)	—	(53)
Net income attributable to partners	—	28	26	3	—	57
Other	—	5	1	—	—	6
Balance at December 31, 2012	$26	$153	$(144)	$(27)	$—	$8
Sponsor contributions of equity to the Predecessors	29	—	—	—	—	29
Sponsor contributions of assets acquired to the Predecessors	702	—	—	—	—	702
Loss attributable to Predecessors	(45)	—	—	—	—	(45)
Net liabilities not assumed by Tesoro Logistics LP	15	—	—	—	—	15
Allocation of net assets acquired by the unitholders	(698)	655	—	43	—	—
Equity offering, net of issuance costs	—	710	(9)	8	—	709
Distributions to unitholders and general partner related to acquisitions (b)	—	(1,049)	—	(80)	—	(1,129)
Quarterly distributions to unitholders and general partner	—	(63)	(30)	(9)	—	(102)
Net income attributable to partners	—	46	22	12	—	80
Other	—	7	—	—	—	7
Balance at December 31, 2013	$29	$459	$(161)	$(53)	$—	$274
Sponsor contributions of equity to the Predecessors	3	—	—	—	—	3
Loss attributable to Predecessors	(4)	—	—	—	—	(4)
Net liabilities not assumed by Tesoro Logistics LP	1	—	—	—	—	1
Allocation of net assets acquired by the unitholders	(29)	28	—	1	—	—
Equity offerings	—	1,480	—	30	—	1,510
Equity issuance costs	—	(31)	—	(1)	—	(32)
Quarterly distributions to unitholders and general partner	—	(131)	(17)	(35)	—	(183)
Subordinated unit conversion	—	(165)	165	—	—	—
Distributions to unitholders and general partner related to acquisitions (b)	—	(237)	—	(6)	—	(243)
Contributions	—	27	—	2	—	29
Net income	—	43	13	43	3	102
Noncontrolling interest acquired	—	—	—	—	432	432
Other	—	1	—	—	—	1
Balance at December 31, 2014	$—	$1,474	$—	$(19)	$435	$1,890
_____________
(a) Adjusted to include the historical results of the West Coast Logistics Assets. See Notes 1 and 2 for further discussion.

(b)
Distributions to unitholders and general partner include $243 million, $1.1 billion and $419 million in cash payments for acquisitions from Tesoro during 2014, 2013 and 2012, respectively. As an entity under common control with Tesoro, we record the assets that we acquire from Tesoro in our consolidated balance sheets at Tesoro’s historical book value instead of fair value, and any excess of cash paid over the historical book value of the assets acquired from Tesoro is recorded within equity. As a result of this accounting treatment, these transactions resulted in net decreases of $214 million, $431 million and $308 million in our equity balance during 2014, 2013 and 2012, respectively.

See accompanying notes to combined consolidated financial statements.

TESORO LOGISTICS LP
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS (a)

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$98	$35	$48
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization expenses	77	45	15
Amortization of debt issuance costs	6	2	1
Unit-based compensation expense	2	2	1
Loss (gain) on asset disposals and impairments	(4)	—	1
Earnings from unconsolidated affiliates in excess of distributions	(1)	—	—
Changes in receivables	(8)	(48)	(8)
Changes in other current assets	10	(2)	—
Changes in current liabilities	9	47	13
Changes in other noncurrent assets and liabilities	(4)	12	1
Net cash from operating activities	185	93	72
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(199)	(76)	(93)
Acquisitions	(2,479)	(315)	(40)
Capital expenditure reimbursements	—	—	5
Proceeds from sale of assets	10	—	—
Net cash used in investing activities	(2,668)	(391)	(128)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from debt offering	1,300	806	350
Proceeds from issuance of common units, net of issuance costs	1,449	701	171
Proceeds from issuance of general partner units, net of issuance costs	29	8	—
Distributions related to acquisitions	(243)	(1,129)	(419)
Quarterly distributions to unitholders	(148)	(93)	(51)
Quarterly distributions to general partner	(35)	(9)	(2)
Repayments under revolving credit agreement	(386)	(794)	(118)
Borrowings under revolving credit agreement	646	794	68
Repayments of debt	(130)	—	—
Sponsor contributions of equity to the Predecessors	3	29	61
Financing costs	(32)	(16)	(9)
Capital contributions by affiliate	26	5	6
Net cash from financing activities	2,479	302	57
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4)	4	1
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	23	19	18
CASH AND CASH EQUIVALENTS, END OF YEAR	$19	$23	$19
_____________
(a) Adjusted to include the historical results of the West Coast Logistics Assets. See Notes 1 and 2 for further discussion.

See accompanying notes to combined consolidated financial statements.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tesoro Logistics LP (“TLLP” or the “Partnership”) is a fee-based, growth-oriented Delaware limited partnership formed in December 2010 by Tesoro Corporation and its wholly owned subsidiary, Tesoro Logistics GP, LLC (“TLGP”), our general partner in December 2010 to own, operate, develop and acquire logistics assets. Unless the context otherwise requires, references in this report to “we,” “us,” “our,” or “ours” refer to Tesoro Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole. The words “we,” “us,” “our,” or “ours” generally include our 57.8% interest in QEP Midstream Partners, LP (“QEPM”), a publicly traded limited partnership, and its subsidiaries as consolidated subsidiaries of TLLP with certain exceptions where there are transactions or obligations between QEPM and TLLP or its other subsidiaries. Unless the context otherwise requires, references in this report to “Tesoro” or our “Sponsor” refer collectively to Tesoro Corporation and any of its subsidiaries, other than TLLP, its subsidiaries and its general partner.

In April 2011, we completed our initial public offering (the “Initial Offering”) of 14,950,000 common units representing limited partner interests. Our logistics assets are integral to the success of Tesoro’s refining and marketing operations and are used to gather crude oil and to distribute, transport and store crude oil and refined products. We are a full-service logistics company operating primarily in the western and mid-continent regions of the United States. We own and operate a network of crude oil, refined products and natural gas pipelines as well as operate 28 crude oil and refined products truck and marine terminals and provide crude oil and refined product storage capacity. In addition, we own and operate four natural gas processing complexes and one fractionation facility. Our assets are categorized into a Gathering segment, a Processing segment and a Terminalling and Transportation segment.

We generate revenue by charging fees for gathering crude oil and natural gas, for processing natural gas, for terminalling, transporting and storing crude oil, and refined products. With the exception of a small amount of condensate, we are not exposed to commodity price risk with respect to any of the crude oil, natural gas, NGLs or refined products that we handle. For the NGLs that we handle under keep-whole agreements, the Partnership has a fee-based processing agreement with Tesoro which minimizes the impact of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. We do not engage in the trading of crude oil, natural gas, NGLs or refined products; therefore we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customers’ operations. In 2014, 83% of our revenue was derived from Tesoro primarily under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

Our Gathering segment consists of a crude oil gathering system (the “High Plains System”) and natural gas gathering systems in the Uinta basin. Our High Plains System, located in the Bakken Shale/Williston Basin area of North Dakota and Montana (the “Bakken Region”), gathers and transports crude oil from various production locations in this area for transportation to Tesoro’s North Dakota refinery and other destinations in the Bakken Region, including export rail terminals and pipelines. Our natural gas gathering systems in the Uinta basin include the Uinta Basin Gathering System and our equity method investment Uintah Basin Field Services, LLC. In addition, we own approximately 57.8% of QEPM, whose assets include ownership interests in four gathering systems and two Federal Energy Regulatory Commission regulated pipelines through which it provides natural gas and crude oil gathering and transportation services.

Our Processing segment consists of four gas processing complexes, including a 60% interest in Green River Processing, LLC, which owns one fractionation facility and two gas processing complexes, with the remaining 40% interest owned by QEPM.

Our Terminalling and Transportation segment consists of:

•
a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a jet fuel pipeline to the Salt Lake City International Airport (the “Northwest Products Pipeline”);

•	a regulated common carrier refined products pipeline system connecting Tesoro’s Kenai refinery to Anchorage, Alaska;

•	24 crude oil and refined products terminals and storage facilities in the western and midwestern U.S.;

•	four marine terminals in California;

•	a rail-car unloading facility in Washington;

•	a petroleum coke handling and storage facility in Los Angeles; and

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

•	other pipelines which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City and Los Angeles.

Principles of Combination and Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of TLLP and its subsidiaries. All intercompany accounts and transactions have been eliminated. We have evaluated subsequent events through the filing of this Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our financial statements. Certain prior year balances have been reclassified to conform to current year presentation.

In 2014, 2013 and 2012, we entered into various transactions with Tesoro and our general partner, TLGP, pursuant to which TLLP acquired from Tesoro the following:

•
three truck terminals, ten storage tanks, two rail loading and unloading facilities and a refined products pipeline (the “West Coast Logistics Assets”) effective July 1, 2014 for the terminals, storage tanks and rail facilities and effective September 30, 2014 for the refined products pipeline (the “West Coast Logistics Assets Acquisition”);

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

•	the Anacortes rail car unloading facility assets (collectively, the “Anacortes Rail Facility”) effective November 15, 2012 (the “Anacortes Rail Facility Acquisition”);

•	the Long Beach marine terminal and related short-haul pipelines, including the Los Angeles short-haul pipelines effective September 14, 2012 (the “Long Beach Assets Acquisition”); and

•	the Martinez crude oil marine terminal assets effective April 1, 2012 (the “Martinez Marine Terminal Acquisition”).

These transactions are collectively referred to as “Acquisitions from Tesoro” and the related assets, liabilities and results of the operations are collectively referred to as the “Predecessors.”

The Acquisitions from Tesoro were transfers between entities under common control. As an entity under common control with Tesoro, we record the assets that we acquire from Tesoro on our consolidated balance sheet at Tesoro’s historical basis instead of fair value. Transfers of businesses between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior periods are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of TLLP have been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition. Also there was no financial statement impact related to the Los Angeles Terminal Assets since they were not operated by Tesoro prior to their acquisition by TLLP. See Note 2 for additional information regarding the 2014 and 2013 acquisitions.

The accompanying financial statements and related notes present the combined financial position, results of operations, cash flows and equity of our Predecessors at historical cost. The financial statements of our Predecessors have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment. Accordingly, the revenues in our Predecessors’ historical combined financial statements relate only to amounts received from third parties for these services and amounts received from affiliates with respect to transportation regulated by the Regulatory Commission of Alaska (“RCA”) for the refined products pipeline included in the West Coast Logistics Assets Acquisition.

On December 2, 2014, the Partnership acquired all of the limited liability company interests of QEP Field Services, LLC (“QEPFS”) for an aggregate purchase price of approximately $2.5 billion in cash (the “Rockies Natural Gas Business Acquisition”). See Note 2 for additional information regarding the Rockies Natural Gas Business Acquisition.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements include QEPM, a variable interest entity with the portion not owned by TLLP reflected as a reduction to net income and equity as a noncontrolling interest. QEP Midstream Partners GP, LLC (“QEPM GP”), TLLP’s fully consolidated subsidiary, serves as QEPM’s general partner. As the general partner of QEPM, we have the sole ability to direct the activities of QEPM that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes. QEPM provides natural gas gathering and transportation services, primarily under fee-based contracts. Under these arrangements, QEPM receives a fee or fees for one or more of the following services: firm and interruptible gathering or transmission of natural gas, crude oil, condensate, and produced water. In the event QEPM incurs a loss, our operating results will reflect QEPM’s loss, net of intercompany eliminations, to the extent of our ownership interest in QEPM. All intercompany transactions with QEPM are eliminated upon consolidation. We did not elect to apply pushdown accounting to QEPM. As a result, separate financial information of QEPM represents the historical carrying value of the assets as of December 31, 2014.

As of December 31, 2014, QEPM was a guarantor of our amended revolving credit facility (the “Revolving Credit Facility”). See further discussion regarding guarantors of our senior notes in Note 10 and Note 16.

Under the unsecured affiliate credit agreement between QEPFS and QEPM (“Affiliate Credit Agreement”), QEPFS has agreed to provide revolving loans and advances to QEPM up to a borrowing capacity of $500 million. The Affiliate Credit Agreement is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes, including distributions. As of December 31, 2014, there was $210 million owed to QEPFS under the Affiliate Credit Agreement, which was eliminated upon consolidation. The maturity date of the Affiliate Credit Agreement is August 14, 2018, and borrowings under the Affiliate Credit Agreement bear interest at a rate of 1.92%.

QEPM has a 78% interest in Rendezvous Gas Services, L.L.C. (“Rendezvous Gas”), a non-wholly owned subsidiary, which owns a gas gathering system located in Wyoming. Rendezvous Gas is consolidated by QEPM under the voting interest model.

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

Reclassifications

Certain prior year balances have been reclassified in order to conform to the current year presentation including amounts within operating and maintenance expenses to disaggregate reimbursements from Tesoro, which are now included in imbalance settlement gains and reimbursements from Tesoro within the combined consolidated statements of operations.

Acquisitions

We use the acquisition method of accounting for the recognition of assets acquired and liabilities assumed with acquisitions at their estimated fair values as of the date of acquisition, with the exception of the Acquisitions from Tesoro. As an entity under common control with Tesoro, we record the assets that we acquire from Tesoro on our consolidated balance sheet at Tesoro’s historical basis instead of fair value. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. While we use our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for the acquisitions will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our combined consolidated statements of operations.

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

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Receivables

A portion of the Partnership’s accounts receivable is due from Tesoro. Credit for non-affiliated customers is extended based on an evaluation of each customer’s financial condition and in certain circumstances, collateral, such as letters of credit or guarantees, is required. Our allowance for doubtful accounts is based on various factors including current sales amounts, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. The Partnership had an immaterial amount of allowance for doubtful accounts at both December 31, 2014 and 2013.

Financial Instruments

Financial instruments including cash and cash equivalents, receivables, accounts payable and accrued liabilities are recorded at their carrying value. We believe the carrying value of these financial instruments approximates fair value. Our fair value assessment incorporates a variety of considerations, including:

•	the short term duration of the instruments (less than one percent of our trade payables and seven percent of our third-party receivables have been outstanding for greater than 90 days); and

•	the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

The computation of the percentage of the short-term duration of our third-party receivables excludes amounts that are greater than 90 days related to XTO Energy Inc.’s (“XTO”) legal dispute with QEPFS. See further discussion regarding the XTO litigation in Note 11.

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of our debt were both approximately $2.6 billion at December 31, 2014 and were both approximately $1.2 billion at December 31, 2013.

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. We capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect construction costs include general engineering and other allocated employee costs. Costs, including complete asset replacements and enhancements or upgrades that increase the original efficiency, productivity or capacity of property, plant and equipment, are also capitalized. The costs of repairs, minor replacements and maintenance projects that do not increase the original efficiency, productivity or capacity of property, plant and equipment are expensed as incurred. We capitalize interest as part of the cost of major projects during the construction period. These costs are recorded as a reduction to interest and financing costs.

We compute depreciation of property, plant and equipment using the straight-line method, based on the estimated useful life of three to 28 years and salvage value of each asset. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as maintenance levels, economic conditions impacting the demand for these assets and regulatory or environmental requirements could cause us to change our estimates, thus impacting the future calculation of depreciation. We depreciate leasehold improvements and property acquired under capital leases over the lesser of the lease term or the economic life of the asset.

Impairment of Long-Lived Assets

We review property, plant and equipment and other long-lived assets, including acquired intangibles with finite lives, for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. If this occurs, an impairment loss is recognized for the difference between the asset fair value and net book value. Factors that indicate potential impairment include: a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset and a significant change in the asset’s physical condition or use.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Acquired Intangibles

Acquired intangibles are recorded at fair value as of the date acquired, and consist of customer relationships obtained in connection with the Rockies Natural Gas Business Acquisition. The value for the identified customer relationships consists of cash flow expected from existing contracts and future arrangements from the existing customer base. We amortize acquired intangibles with finite lives on a straight-line basis over an estimated weighted average useful life of 35 years, and we include the amortization in depreciation and amortization on our combined consolidated statements of operations. Amortization expense of $2 million was included in our financial statements for the year ended December 31, 2014. Amortization expense is expected to be approximately $28 million per year for the next five years beginning January 1, 2015. We have not yet finalized our valuation estimate and related evaluation of the useful lives; accordingly, future amortization of intangible assets related to customer relationships may be revised.

Goodwill

Goodwill represents the amount the purchase price exceeds the fair value of net assets acquired in a business combination. We do not amortize goodwill. We are required, however, to review goodwill for impairment annually or more frequently if events or changes in business circumstances indicate the book value of the goodwill may not be recoverable. In such circumstances, we record the impairment in loss on asset disposals and impairments in our combined consolidated statement of operations. We review the carrying value of goodwill for impairment as of November 1st of each year, or sooner if events or changes in circumstances indicate the carrying amount of a reporting unit may exceed fair value.

We perform a qualitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. If we determine it is more likely than not that the fair value of goodwill is less than its carrying amount, then a second step is performed to quantify the amount of goodwill impairment. If impairment is indicated, a goodwill impairment charge would be recorded to write the goodwill down to its implied fair value. In 2014, based on the qualitative analysis performed, we determined that no further impairment testing was necessary.

We recorded $155 million of goodwill in connection with the Rockies Natural Gas Business Acquisition, of which $20 million was included in our Gathering segment, and $135 million included in our Processing segment. The goodwill recorded represents future organic growth opportunities, anticipated synergies and intangible assets that did not qualify for separate recognition. Goodwill of $9 million was recorded in conjunction with the acquisition of the Northwest Products Pipeline and the Boise and Pocatello, Idaho and Pasco, Washington refined products terminals (collectively, the “Northwest Products System”) on June 19, 2013 (the “Northwest Products System Acquisition”) from Chevron Pipe Line Company and Northwest Terminalling Company (collectively, “Chevron”) and is included in our Terminalling and Transportation segment.

Investment in Unconsolidated Affiliates

For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of control over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Amounts recognized for equity method investments are included in investment in unconsolidated affiliates in our combined consolidated balance sheet and adjusted for our shares of the net earnings and losses of the investee and cash distributions, which are separately stated in our combined consolidated statement of operations and our combined consolidated statement of cash flows. Amounts recognized for earnings in excess of distributions of our equity method investments are included in the operating section of our combined consolidated statement of cash flows. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. A loss is recorded in earnings in the current period if a decline in the value of an equity method investment is determined to be other than temporary.

The principal unconsolidated affiliates and TLLP’s ownership percentage as of December 31, 2014 were Uintah Basin Field Services, L.L.C., in which we owned a 38% ownership interest, and Three Rivers Gathering, L.L.C., in which QEPM, our consolidated entity, owns a 50% ownership interest. Both are limited liability companies engaged in gathering and compressing natural gas.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

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

Estimates of the fair value for certain AROs may not be made as settlement dates (or range of dates) associated with these assets are not estimable because we intend to operate and maintain our assets as long as supply and demand for petroleum products exists. AROs primarily include regulatory or contractual obligations for the expected future demolition or removal of assets and related hazardous materials, if applicable, located at our leased facilities including the demolition or removal of tanks, pipelines or other equipment. AROs included in our consolidated balance sheets at December 31, 2014 were $30 million related to the preliminary purchase price allocation of the Rockies Natural Gas Business Acquisition and at December 31, 2013 they were immaterial.

Other Assets

We defer debt issuance costs related to our credit agreements and senior notes and amortize the costs over the terms of each instrument using the effective interest method. Amortization of deferred issuance costs, which is included in interest and financing costs, was $6 million and $2 million in the years ended December 31, 2014 and 2013, respectively. We reassess the carrying value of debt issuance costs when modifications are made to the related debt instruments.

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

As of December 31, 2014, we carry a pollution liability insurance policy, which is subject to a $2 million deductible and a $50 million loss limit. We record insurance recoveries during the year when recovery is probable and can be reasonably estimated.

Legal Liabilities

In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations. These matters may involve large or unspecified damages or penalties that may be sought from us and may require years to resolve. We record a liability related to a loss contingency attributable to such legal matters in other current liabilities or other noncurrent liabilities on our consolidated balance sheet, depending on the classification as current or noncurrent if we determine the loss to be both probable and estimable. The liability is recorded for an amount that is management’s best estimate of the loss, or when a best estimate cannot be made, the minimum loss amount of a range of possible outcomes.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Partnership generates revenue by charging fees for gathering crude oil and natural gas, for terminalling, transporting and storing crude oil and refined products and for processing natural gas and natural gas liquids. Revenues are recognized as crude oil, natural gas and refined products are transported through, delivered by, or stored in our pipelines, terminals and storage facility assets and transported by our trucking operations. Processing revenues are generated under long-term contracts with fee-based or keep-whole agreements. Under our fee-based agreements, the amount of fee-based revenue we generate is based on the volumes of natural gas that we process at our processing complexes.

The only historic revenues reflected in the financial statements of our Predecessor are amounts received from third-party use of our pipelines and terminals, and amounts received from Tesoro with respect to transportation regulated by the RCA on the refined products pipeline included in the West Coast Logistics Assets Acquisition. Tesoro was not charged fees for services rendered with respect to any terminalling, storage or pipeline transportation services, except as described above, prior to the Acquisitions from Tesoro, as the respective assets were operated as a component of Tesoro’s petroleum refining and marketing businesses.

The Partnership has several streams of revenue. Revenues are recognized as products are shipped through our pipelines and terminals. Billings to customers for obligations under their quarterly minimum revenue commitments (shortfall payments) are recorded as deferred revenue when they have the right to receive future services for these billings. Some of our fee-based agreements provide for fixed demand charges, which are recognized as revenue pursuant to the contract terms.

Revenue is recognized at the earlier of:

•	the customer receiving the services provided by these billings;

•	the expiration of the period in which the customer is contractually allowed to receive the services; or

•	the determination that future services will not be required.

Reimbursements

Pursuant to the Third Amended and Restated Omnibus Agreement (“Amended Omnibus Agreement”), Tesoro reimburses the Partnership for pressure testing, required repairs and maintenance identified as a result of the first inspection of certain pipeline and tank assets subsequent to the Acquisitions from Tesoro, as well as maintenance projects identified in the Amended Omnibus Agreement for which the costs were not known at the date of the Acquisitions from Tesoro. These amounts are recorded as a reduction to operating expense within the category labeled imbalance settlement gains and reimbursements from Tesoro during the period the costs are incurred and were $26 million, $4 million and $2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In addition, Tesoro reimburses the Partnership for capital projects identified in the Amended Omnibus Agreement. These amounts are recorded as a capital contribution by affiliate and were $26 million, $5 million and $6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Imbalances

We experience volume gains and losses, which we sometimes refer to as imbalances, within our pipelines, terminals and storage facilities due to pressure and temperature changes, evaporation and variances in meter readings and in other measurement methods. On our High Plains System, we retain 0.20% of the crude oil shipped on the High Plains Pipeline and we bear any crude oil volume losses in excess of that amount. Under the Second Amended and Restated Master Terminalling Service Agreement with Tesoro, we retain 0.25% of the refined products we handle at certain of our terminals for Tesoro, and bear any refined product volume losses in excess of that amount. The value of any crude oil or refined product imbalance settlements resulting from these tariffs or contractual provisions is determined by using the monthly average market prices for the applicable commodity, less a specified discount. The Partnership measures volume losses annually for the terminals and pipelines in the Northwest Products System. We retain 0.125% of the distillates and 0.25% of the other refined products we handle at our terminals on the Northwest Products System and we bear any refined product volume losses in excess of those amounts. The value of any refined product losses is determined by using the annual average market price for the applicable commodity. Any settlements under tariffs or contractual provisions where we bear any crude oil or refined product volume losses in excess of amounts specified reduce our operating and maintenance expenses in the period in which they are realized, to the extent they are within the loss allowance, and increase our operating and maintenance expenses in such period to the extent they exceed the loss allowance. For all of other terminals, and under our other commercial agreements with Tesoro, we have no obligation to measure volume losses and have no liability for physical losses.

The combined consolidated balance sheets also include offsetting natural gas imbalance receivables or payables resulting from differences in gas volumes received by customers and gas volumes delivered to interstate pipelines. Natural gas volumes owed to or by TLLP that are subject to tariffs are valued at market index prices, as of the balance sheet dates, and are subject to cash settlement procedures. Other natural gas volumes owed to or by TLLP are valued at the our weighted average cost of natural gas as of the balance sheet dates and are settled in-kind.

Unit-based Compensation

Our general partner provides unit-based compensation to officers and non-employee directors for the Partnership, which includes service and performance phantom unit awards. The fair value of our service phantom unit awards on the date of grant is equal to the market price of our common units. We estimate the grant date fair value of performance phantom unit awards using a Monte Carlo simulation at the inception of the award. We amortize the fair value over the vesting period using the straight-line method. The phantom unit awards are settled in TLLP common units. Expenses related to unit-based compensation are included in general and administrative expenses in our combined consolidated statements of operations. Total unit-based compensation expense totaled $2 million for the years ended December 31, 2014 and 2013, and $1 million for 2012. The Partnership had 337,342 units available for future grants under the long term incentive plan at December 31, 2014, assuming a 200% payout of the performance phantom unit awards currently outstanding.

Net Income per Limited Partner Unit

We use the two-class method when calculating the net income per unit applicable to limited partners, because we have more than one participating security. At December 31, 2014, our participating securities consist of common units, general partner units and incentive distribution rights (“IDRs”). Net income attributable to the Partnership is allocated between the limited and general partners in accordance with our partnership agreement. We base our calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period.

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

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

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

Noncontrolling Interests

Noncontrolling interests represent third-party ownership in the net assets of our consolidated subsidiaries and are presented as a component of equity and net income. Changes in TLLP’s ownership interest in subsidiaries that do not result in deconsolidation are recognized in equity. On December 2, 2014, we completed the Rockies Natural Gas Business Acquisition, which included controlling interest in QEPM and Rendezvous Gas. QEPM’s results, which include Rendezvous Gas, are consolidated into TLLP as it is a majority-owned and controlled subsidiary and the portion not owned by TLLP is reflected as noncontrolling interest. Noncontrolling interest was initially valued primarily based on the market value of public common units outstanding at the acquisition date for QEPM as well as the respective third-party ownership of future cash flows for Rendezvous Gas, based on estimated future volumes and estimated earnings.

New Accounting Standards

Revenue Recognition

The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) in May 2014 providing accounting guidance for all revenue arising from contracts to provide goods or services to customers. The requirements from the new ASU are effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. The standard allows for either full retrospective adoption or modified retrospective adoption. At this time, we are evaluating the ASU to determine the method of adoption and the impact this ASU may have on our financial statements and related disclosures.

Pushdown Accounting

The Securities and Exchange Commission released a Staff Accounting Bulletin (“SAB”) in November 2014, overturning portions of the interpretive guidance regarding pushdown accounting. Effective November 18, 2014, the new bulletin aligns the existing guidance to the ASU issued by the FASB in October 2014. Under the new guidance, pushdown accounting can be applied in the separate financial statements of the acquired entity upon completion of the acquisition or in a subsequent period. This impacts the stand-alone financial statements of the subsidiary, but does not alter the existing reporting requirements for the parent company to record the acquired assets, liabilities, and non-controlling interests in consolidated financial statements. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period. If pushdown accounting is applied, that election is irrevocable. The SEC responded by rescinding its guidance on pushdown accounting, which had required registrants to apply pushdown accounting in certain circumstances. With regard to the Rockies Natural Gas Business Acquisition, we did not elect to apply pushdown accounting to certain acquired entities.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Consolidation

The FASB issued an ASU in February 2015 amending current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The requirements from the new ASU are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We are evaluating the new ASU to determine whether any of our current conclusions with respect to consolidation of variable interest or other entities will change under the new guidance. At this time, we cannot estimate the impact of this ASU on our financial statements and related disclosures.

NOTE 2 - ACQUISITIONS

Rockies Natural Gas Business Acquisition

On October 19, 2014, the Partnership entered into a Membership Interest Purchase Agreement (the “MIPA”) with QEP Field Services Company (“QEPFSC”), a wholly-owned subsidiary of QEP Resources, Inc. (“QEP Resources”). Pursuant to the MIPA, the Partnership agreed to purchase from QEPFSC all of the limited liability company interests of QEPFS, a wholly-owned subsidiary of QEPFSC, including environmental obligations and existing legal obligations. QEPFS is the direct or indirect owner of assets related to, and entities engaged in, natural gas gathering, transportation and processing in or around the Green River Basin located in Wyoming and Colorado, the Uinta Basin located in eastern Utah (collectively, the “Rockies Region”), and the portion of the Williston Basin located in North Dakota. QEPFS also holds an approximate 55.8% limited partner interest in QEPM and 100% of the limited liability company interests of QEP Midstream Partners GP, LLC (“QEPM GP”), which itself holds a 2% general partner interest and all of the IDRs in QEPM.

On December 2, 2014, the Partnership and QEPFS closed the acquisition as contemplated by the MIPA for an aggregate purchase price of approximately $2.5 billion in cash, which includes approximately $230 million to refinance QEPM’s debt. The purchase price includes adjustments for working capital and remains subject to post-closing adjustments. The acquired assets include natural gas and crude oil gathering and transmission pipelines within the Rockies Region and North Dakota, which are reported in our Gathering segment. Additionally, the acquired assets include four natural gas processing complexes and one fractionation facility, the operations of which are reported in our Processing segment (collectively, the “QEPFS Assets”).

On October 24, 2014, in connection with the Rockies Natural Gas Business Acquisition, we closed a registered public offering of 23 million common units, representing limited partner interests in TLLP (the “October 2014 Equity Offering”) to raise $1.3 billion. Additionally, on October 29, 2014, we completed a private offering of $1.3 billion aggregate principal amount of senior notes (the “Senior Notes Offering”) pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended. We used the proceeds from the October 2014 Equity Offering and Senior Notes Offering to repay amounts outstanding under our existing revolving credit facility with the remainder, including amounts borrowed under the amended revolving credit facility (the “Revolving Credit Facility”), to fund the Rockies Natural Gas Business Acquisition and payment of related fees and expenses. Also we paid $16 million of fees for an alternative financing arrangement which would have been used to fund borrowings in the event we were not able to finance the Rockies Natural Gas Business Acquisition with equity or debt offerings. Refer to Note 10 for further information on the Senior Notes Offering and expansion of our Revolving Credit Facility, and Note 12 for further information on the October 2014 Equity Offering.

The acquisition aligns with TLLP’s strategies to focus on stable fee-based business, optimize existing assets, pursue organic growth and grow through acquisitions. The combined system provides a platform for growth across the crude oil and natural gas basin near existing TLLP assets. The Rockies Natural Gas Business Acquisition makes TLLP a full-service, integrated logistics company. Natural gas gathering and processing is an extension of our existing business allowing us to offer integrated crude oil and natural gas services to producers, particularly in the Bakken region.

Commercial Agreements

All third-party agreements and any contracts between QEP Resources and other QEP Resources affiliates were assigned to TLLP for the QEPFS Assets.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Financial Information

We accounted for the Rockies Natural Gas Business Acquisition using the acquisition method of accounting, which requires, among other things, that assets acquired at their fair values and liabilities assumed be recognized on the balance sheet as of the acquisition date. The purchase price allocation for the Rockies Natural Gas Business Acquisition is preliminary and has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date, pending the completion of an independent valuation and the assessment of asset retirement obligations and other information as it becomes available to us. Additionally, certain working capital amounts will be updated upon receipt of the final closing statement. The purchase price allocation adjustments can be made through the end of TLLP’s measurement period, which is not to exceed one year from the acquisition date.

Included in our preliminary purchase price allocation are values for all of the assets acquired in the Rockies Natural Gas Business Acquisition, including $57 million specifically identified for our interest in QEPFS’ joint ventures and $1.3 billion specifically identified for QEPM, of which approximately $432 million represents noncontrolling interest. Also included in the preliminary purchase price allocation is $30 million related to AROs. Certain valuations and other studies have yet to commence or progress to a state where there is sufficient information for a definitive measurement, including estimates for property, plant and equipment values, AROs and values for intangible assets.

The table below presents the preliminary acquisition date purchase price allocation (in millions):

Cash	$31
Accounts receivable	117
Prepayments and other	7
Property, plant and equipment	1,735
Intangibles	976
Goodwill	155
Investment in unconsolidated affiliates	57
Other noncurrent assets	22
Accounts payable	(81)
Other current liabilities	(47)
Other noncurrent liabilities	(30)
Noncontrolling interest	(432)
Total purchase price	$2,510

The following unaudited pro forma condensed combined consolidated results of operations for the years ended December 31, 2014 and 2013 are presented as if the Rockies Natural Gas Business Acquisition had been completed on January 1, 2013. The amounts presented below have not been adjusted to include the pro forma results of the Northwest Products System for the year ended December 31, 2013. The unaudited pro forma financial information below reflects adjustments to exclude $8 million of nonrecurring accelerated amortization of certain QEPFS deferred issuance costs and $33 million of transaction costs as a result of the Rockies Natural Gas Business Acquisition for the year ended December 31, 2014.

	Year Ended December 31,
	2014	2013
	(Dollars in millions, except per unit amounts)
Revenues	$936	$689
Net income	126	72
Net income attributable to partners	106	105

Net income per limited partner unit:
Common - basic and diluted	$0.77	$1.23
Subordinated - basic and diluted	$1.13	$1.39

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

2014 Acquisition from Tesoro

On June 23, 2014, we entered into an agreement with Tesoro to acquire certain terminalling and pipeline assets owned by Tesoro and two of its subsidiaries, Tesoro Refining & Marketing Company LLC (“TRMC”) and Tesoro Alaska Company LLC. Under the terms of the agreement, TLLP acquired the West Coast Logistics Assets for total consideration of $270 million. The operations of the West Coast Logistics Assets are included in our Terminalling and Transportation segment.

On July 1, 2014, we closed on the purchase of the first portion of the West Coast Logistics Assets in exchange for consideration of $241 million, comprised of approximately $214 million in cash, financed with borrowings on our Revolving Credit Facility, the issuance of equity to Tesoro with a fair value of $27 million. The equity was comprised of 370,843 common units and 8,856 general partner units.

TLLP completed the second portion of this acquisition on September 30, 2014, upon receiving the required regulatory approval from the RCA, for cash consideration of $29 million, which was financed with borrowings on our Revolving Credit Facility. The assets consist of all of Tesoro’s membership interests in Tesoro Alaska Pipeline Company LLC, a wholly-owned subsidiary of Tesoro, which owns a refined products pipeline connecting Tesoro’s Kenai refinery to Anchorage, Alaska.

The following are the results of the West Coast Logistics Assets operations, prior to the West Coast Logistics Assets respective acquisitions’ dates on July 1, 2014 and September 30, 2014, for the years ended December 31, 2014, 2013 and 2012. The results of the West Coast Logistics Assets, subsequent to each respective acquisition date, have been included in TLLP’s consolidated results.

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Revenues	$6	$8	$7
Total costs and expenses	(10)	(15)	(15)
Net loss	$(4)	$(7)	$(8)

Tesoro retained any current assets and current liabilities related to the West Coast Logistics Assets as of the dates of acquisition. The only historical balance sheet item that transferred to the Partnership in the acquisition was property, plant and equipment, which was recorded by TLLP at historical cost of $29 million.

We entered into throughput, use and storage agreements with Tesoro for the marketing and storage terminal facilities in connection with the closing of this transaction. The terminalling agreements include a minimum throughput commitment and the storage agreement requires Tesoro to pay a monthly storage services fee. In addition, Tesoro committed to a minimum volume throughput on the refined products pipeline. See Note 3 for additional information regarding commercial agreements and amendments to other agreements with related parties in connection with the acquisition.

Northwest Products System Acquisition

On June 19, 2013, we purchased the Northwest Products System for a total purchase price of $355 million from Chevron. The amount paid at closing was reduced by an advance deposit of $40 million that was paid at the time the asset purchase and sale agreements were executed in December 2012. The Partnership financed the acquisition with proceeds from its registered public offering of common units on January 14, 2013 (the “January 2013 Equity Offering”). The Northwest Products System consists of a products pipeline system running from Salt Lake City, Utah to Spokane, Washington (the “Northwest Products Pipeline”) and three refined products terminals in Boise and Pocatello, Idaho and Pasco, Washington. During the second quarter of 2014, we finalized the assessments of fair values related to the acquisition. The purchase price allocation for the Northwest Products System acquisition is final and is based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date. There were no material purchase price allocation adjustments during 2014.

Pursuant to the regulatory review process associated with the Northwest Products System acquisition, we agreed to divest our legacy refined products terminal in Boise, Idaho (“Boise Terminal”). We completed the sale of the Boise Terminal on March 18, 2014. Net proceeds from the sale were $10 million, which resulted in a gain of $5 million recorded for the year ended December 31, 2014. The carrying value of the Boise Terminal is reflected in other current assets in our consolidated balance sheet as of December 31, 2013.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma condensed combined consolidated results of operations for the years ended December 31, 2013 and 2012 are presented as if the Northwest Products System acquisition had been completed on January 1, 2012. The amounts presented below have not been adjusted to include the pro forma results of the Rockies Natural Gas Business Acquisition for the year ended December 31, 2013.

	Year Ended December 31,
	2013	2012
	(Dollars in millions, except per unit amounts)
Revenues	$327	$207
Net income	46	67
Net income attributable to partners	84	68

Net income per limited partner unit:
Common - basic	$1.56	$1.59
Common - diluted	$1.56	$1.58
Subordinated - basic and diluted	$1.46	$1.49

Post-Acquisition Financial Information

The following amounts associated with the West Coast Logistics Asset Acquisition and the Rockies Natural Gas Business Acquisition, subsequent to each respective acquisition date, are included in the combined consolidated statements of operations of TLLP (in millions):

Year Ended December 31, 2014
West Coast Logistics Acquisition:
Total revenues	$19
Net income attributable to partners	13
Costs associated with the acquisition (a)	2
Rockies Natural Gas Business Acquisition:
Total revenues	$36
Net income attributable to partners	7
Costs associated with the acquisition (a)	33
____________

(a)	Costs associated with the acquisitions are included in the general and administrative expenses and interest and financing costs in our combined consolidated statements of operations.

NOTE 3 - RELATED-PARTY TRANSACTIONS

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

	Initiation Date	Term	Renewals	Termination Provisions
				Refinery Shutdown Notice Period (a)	Force Majeure
Transportation Services Agreement (High Plains System)	April 2011	10 years	2 x 5 years	12 months	TLLP can declare (unilateral)
Second Amended and Restated Trucking Transportation Services Agreement (High Plains System)	April 2011	5 years	1 x 5 years
Second Amended and Restated Master Terminalling Services Agreement	April 2011	10 years	2 x 5 years
Amended Salt Lake City Storage and Transportation Services Agreement	April 2011	10 years	2 x 5 years
Amorco Terminal Use and Throughput Agreement (Martinez Marine)	April 2012	10 years	2 x 5 years
Amended Anacortes Track Use and Throughput Agreement	November 2012	10 years	2 x 5 years	N/A
Carson Storage Services Agreement	June 2013	10 years	2 x 5 years
Amended and Restated Master Terminalling Services Agreement - Southern California	June 2013	10 years	2 x 5 years
Long Beach Storage Services Agreement	December 2013	10 years	2 x 5 years
Transportation Services Agreement (SoCal Pipelines)	December 2013	10 years	2 x 5 years
Carson Coke Handling Services Agreement	December 2013	10 years	2 x 5 years
Amended and Restated Long Beach Berth Access Use and Throughput Agreement (b)	December 2013	10 years	2 x 5 years
Long Beach Berth Throughput Agreement (b)	December 2013	10 years	2 x 5 years
Long Beach Pipeline Throughput Agreement	December 2013	10 years	2 x 5 years
Terminalling Services Agreement - Nikiski	July 2014	10 years	2 x 5 years
Terminalling Services Agreement - Anacortes	July 2014	10 years	2 x 5 years
Terminalling Services Agreement - Martinez	July 2014	10 years	2 x 5 years
Storage Services Agreement - Anacortes	July 2014	10 years	2 x 5 years
Martinez Dedicated LPG Storage Agreement	July 2014	10 years	2 x 5 years
Tesoro Alaska Pipeline Throughput Agreement	September 2014	10 years	2 x 5 years
____________

(a)	Fixed minimum volumes remain in effect during routine turnarounds.

(b)	Agreement gives Tesoro the option to renew for two five-year terms, or Tesoro may modify the term of the agreements to a twenty-year term by providing notice in accordance with each agreement.

We charge fixed fees based on the total storage capacity of our tanks under several of our agreements with Tesoro. We recognized approximately $83 million, $28 million and $1 million of revenue under these agreements where TLLP was considered to be the lessor during the years ended December 31, 2014, 2013 and 2012, respectively. Committed minimum payments for each of the five years following December 31, 2014 are expected to be approximately $99 million.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Third Amended and Restated Omnibus Agreement

The Partnership entered into an omnibus agreement with Tesoro at the closing of the Initial Offering. The agreement has been amended for each of the Acquisitions from Tesoro and was most recently amended on July 1, 2014 in connection with the West Coast Logistics Assets Acquisition. The amendment increased the annual administrative fee payable by the Partnership to Tesoro under the Amended Omnibus Agreement to approximately $6 million as of December 31, 2014 for the provision of various general and administrative services, including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, certain insurance coverage, administration and other corporate services. In addition, the Partnership reimburses Tesoro for all other direct or allocated costs and expenses incurred by Tesoro or its affiliates on its behalf.

Under the Amended Omnibus Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro, with the exception of the Los Angeles Terminal Assets Acquisition and Los Angeles Logistics Assets Acquisition, which are covered by the Carson Assets Indemnity Agreement. With respect to assets that we acquired from Tesoro, excluding the Los Angeles Terminal Assets and the Los Angeles Logistics Assets, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of closing. Under the Amended Omnibus Agreement, the aggregate annual deductible for each type of liability (unknown environmental liabilities or title matters) is approximately $1 million, as of December 31, 2014, before we are entitled to indemnification in any calendar year in consideration of the Initial Assets and all subsequent Acquisitions from Tesoro, with the exception of the Los Angeles Terminal Assets Acquisition and the Los Angeles Logistics Assets Acquisition. In addition, with respect to the assets that we acquired from Tesoro, we have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Initial Offering, and the subsequent Acquisitions from Tesoro, and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities. See Note 11 for additional information regarding the Amended Omnibus Agreement.

Anacortes Truck Rack Construction Agreement

The Partnership entered into a construction service agreement (the “Construction Agreement”) with Tesoro, effective July 1, 2014. Under the Construction Agreement, the Partnership will pay Tesoro a fixed fee of $23 million for the construction of a new refined products truck rack at the site of Partnership’s Anacortes terminal, which was acquired as part of the West Coast Logistics Assets Acquisition.

First Amended and Restated Omnibus Agreement of QEPM

QEPM amended and restated its omnibus agreement upon closing of the Rockies Natural Gas Business Acquisition on December 2, 2014 (“QEPM Omnibus Agreement”) to transfer all previous rights and obligations to TLLP and TLGP, as outlined in the QEPM Omnibus Agreement. Under the QEPM Omnibus Agreement, TLLP indemnifies QEPM for certain matters, including legal, environmental, title and tax matters associated with the ownership of the acquired assets at or before the closing of QEPM’s initial offering on August 14, 2013. Under the MIPA, QEP Resources retained responsibility for the title and tax matters prior to December 2, 2014.

Carson Assets Indemnity Agreement

The Partnership entered into the Carson Assets Indemnity Agreement with Tesoro at the closing of the Los Angeles Logistics Assets Acquisition effective December 6, 2013, establishing indemnification for certain matters including known and unknown environmental liabilities arising out of the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the respective acquisition dates.

Under the Carson Assets Indemnity Agreement, Tesoro retained responsibility for remediation of known environmental liabilities due to the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the respective acquisition dates, and has indemnified the Partnership for any losses incurred by the Partnership arising out of those remediation obligations. The indemnification for unknown pre-Closing remediation liabilities is limited to five years. However, with respect to Terminal 2 at the Long Beach marine terminal, which was included in the Los Angeles Logistics Assets Acquisition, the indemnification for unknown pre-closing remediation liabilities is limited to ten years. Indemnification of the Los Angeles Terminal Assets’ and the Los Angeles Logistics Assets’ environmental liabilities is not subject to a deductible. See Note 11 for additional information regarding the Carson Assets Indemnity Agreement.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Keep-Whole Commodity Fee Agreement

Effective December 2, 2014, following the completion of the Rockies Natural Gas Business Acquisition, we began processing gas for certain producers under “keep-whole” processing agreements. Under a keep-whole agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. The operating margin for these contracts is determined by the spread between NGL sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). TLLP entered into a five-year agreement with Tesoro, which transfers the commodity risk exposure associated with these keep-whole processing agreements from TLLP to Tesoro (the “Keep-Whole Commodity Agreement”). Under the Keep-Whole Commodity Agreement with Tesoro, Tesoro pays TLLP a processing fee for NGLs related to keep-whole agreements and delivers Shrink Gas to the producers on behalf of TLLP. TLLP pays Tesoro a marketing fee in exchange for assuming the commodity risk.

Terms and pricing under this agreement are revised each year. The Keep-Whole Commodity Agreement minimizes the impact of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. However, the annual fee we charge Tesoro could be impacted as a result of any changes in the spread between NGL sales prices and the price of natural gas.

Secondment and Logistics Services Agreement

In connection with the acquisition of the West Coast Logistics Assets on July 1, 2014, we terminated our Operational Services Agreement and entered into the Secondment and Logistics Services Agreement (the “Secondment Agreement”) with Tesoro to govern the provision of seconded employees to or from Tesoro, the Partnership, and its subsidiaries, as applicable. The Secondment Agreement also governs the use of certain facilities of the parties by the various entities. The services to be provided by such seconded employees, along with the fees for such services, will be provided on the service schedules attached to the Secondment Agreement. Specialized services and the use of various facilities, along with the fees for such services, will be provided for in service orders to be executed by parties requesting and receiving the service. All fees to be paid pursuant to the Secondment Agreement are indexed for inflation. The total annual fee to the Partnership under the Secondment Agreement is approximately $5 million as of December 31, 2014.

On December 2, 2014, the General Partner and certain of its indirect subsidiaries entered into Amendment No. 1 to the Secondment Agreement (the “Secondment Agreement Amendment”) with Tesoro and including QEPFS, QEPM GP, QEPM and certain of its subsidiaries, pursuant to which these entities joined as parties to the Secondment Agreement dated July 1, 2014, to provide for the secondment of employees to or from those entities and Tesoro.

Predecessors’ Affiliate Transactions

Related-party transactions of our Predecessors were settled through equity.

Summary of Transactions

A summary of revenue and expense transactions with Tesoro, including expenses directly charged and allocated to our Predecessors, are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Revenues	$497	$273	$150
Operating and maintenance expenses	77	71	28
Imbalance settlement gains and reimbursements from Tesoro (a)	(43)	(12)	(12)
General and administrative expenses	39	20	13
____________
(a) Includes imbalance settlement gains of $17 million, $8 million and $10 million in the years ended December 31, 2014, 2013 and 2012, respectively. Also includes reimbursements primarily related to pressure testing and repairs and maintenance costs pursuant to the Amended Omnibus Agreement of $26 million, $4 million and $2 million in the years ended December 31, 2014, 2013 and 2012, respectively.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with our partnership agreement, our limited and general partner interests are entitled to receive quarterly distributions of available cash. We paid quarterly cash distributions to Tesoro, including IDRs, totaling $87 million, $44 million and $27 million in 2014, 2013 and 2012, respectively. On January 22, 2015, we declared a quarterly cash distribution of $0.6675 per unit based on the results of the fourth quarter of 2014, of which $35 million was paid to Tesoro on February 13, 2015.

NOTE 4 - NET INCOME PER UNIT

The calculation of net income per unit is as follows (in millions, except unit and per unit amounts):

	Year Ended December 31,
	2014	2013	2012
Net income attributable to partners	$99	$80	$57
Special allocation of net income (“Special Allocation”) (a)	7	—	—
Net income attributable to partners, excluding Special Allocation	106	80	57
General partner’s distributions (including IDRs) (b)	(46)	(13)	(3)
Limited partners’ distributions on common units	(157)	(71)	(36)
Limited partner’s distributions on subordinated units (c)	(14)	(32)	(26)
Distributions greater than earnings	$(111)	$(36)	$(8)

General partner’s earnings:
Distributions (including IDRs) (b)	$46	$13	$3
Allocation of distributions greater than earnings	(3)	(1)	—
Total general partner’s earnings	$43	$12	$3

Limited partners’ earnings on common units:
Distributions	$157	$71	$36
Special Allocation (a)	(7)	—	—
Allocation of distributions greater than earnings	(98)	(23)	(4)
Total limited partners’ earnings on common units	$52	$48	$32

Limited partner’s earnings on subordinated units (c):
Distributions	$14	$32	$26
Allocation of distributions greater than earnings	(10)	(12)	(4)
Total limited partner’s earnings on subordinated units	$4	$20	$22

Weighted average limited partner units outstanding:
Common units - basic	54,203,508	31,545,935	16,614,668
Common unit equivalents	45,908	72,499	94,282
Common units - diluted	54,249,416	31,618,434	16,708,950

Subordinated units - basic and diluted (c)	5,642,220	15,254,890	15,254,890

Net income per limited partner unit:
Common - basic	$0.96	$1.48	$1.90
Common - diluted	$0.96	$1.47	$1.89
Subordinated - basic and diluted	$0.62	$1.35	$1.47
____________

(a)
Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions fully allocated to the general partner and any special allocations. The adjustment reflects the special allocation to TLGP common unitholders for the premium paid in connection with the redemption of the senior notes due 2020.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(b)
General partner’s distributions (including IDRs) consist of the 2% general partner interest and IDRs, which entitle the general partner to receive increasing percentages, up to 50%, of quarterly distributions in excess of $0.388125 per unit per quarter. See Note 12 for further discussion related to IDRs.

(c)
On May 16, 2014, the 15,254,890 subordinated units were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. Distributions and the Partnership’s net income were allocated to the subordinated units through May 15, 2014.

See Note 1 for the method and policies related to the calculation of net income per unit. Following payment of the cash distribution for the first quarter of 2014 and the attainment of necessary approvals, the requirements for the conversion of all subordinated units were satisfied under the partnership agreement. The Partnership’s net income was allocated to the general partner and the limited partners, including the holders of the subordinated units through May 15, 2014, in accordance with our partnership agreement. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in millions):

	December 31, 2014	December 31, 2013
Gathering	$1,507	$172
Processing	539	—
Terminalling and Transportation	1,478	1,397
Other	27	—
Property, Plant and Equipment	3,551	1,569
Accumulated depreciation	(245)	(171)
Net Property, Plant and Equipment	$3,306	$1,398

Capitalized interest totaled $6 million, $2 million and $1 million for the years ended December 31, 2014, 2013, and 2012, respectively. Depreciation expense totaled $75 million, $45 million and $15 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 6 - INVESTMENT IN UNCONSOLIDATED AFFILIATES

We do not consolidate any part of the assets or liabilities of our equity investees. Our share of net income or loss will increase or decrease, as applicable, the carrying value of our investments in unconsolidated affiliates.

For the Uintah Basin Field Services, L.L.C. (“UBFS”) and Three Rivers Gathering, L.L.C. (“TRG”) joint ventures, we determined that these entities do not represent variable interest entities and consolidation was not required. We have the ability to exercise influence over each of these joint ventures through our participation in the management committees, which make all significant decisions. However, since all significant decisions require the consent of the other investor(s) without regard to economic interest, we have determined that we have joint control and have applied the equity method of accounting.

Uintah Basin Field Services, L.L.C.

UBFS, in which we acquired a 38% interest in connection with the Rockies Natural Gas Business Acquisition, is a joint venture between us, Discovery Natural Resources LLC (“Discovery”), and Ute Energy Midstream Holdings, LLC (“Ute Energy”) that was originally formed to allow the partners to jointly develop the natural gas gathering infrastructure within a defined area of mutual interest located in the southeastern Uinta Basin. The gathering system is supported by long-term, fee-based gas gathering agreements that contain firm throughput commitments, which generate fees whether or not the capacity is used, and is operated by us. Our investment in UBFS totaled $18 million at December 31, 2014. The carrying amount of our investment in UBFS exceeded the underlying equity in net assets by $7 million at December 31, 2014.The basis difference is being amortized over the useful life of the underlying fixed assets.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Three Rivers Gathering, L.L.C.

We own a 50% interest in TRG located in the southeastern Uinta Basin. TRG was formed with Ute Energy to transport natural gas gathered by UBFS and other third-party volumes to gas processing facilities. The Three Rivers Gathering system is primarily supported by long-term, fee-based gas gathering agreements with minimum volume commitments. Our investment in TRG totaled $39 million at December 31, 2014. The carrying amount of our investment in TRG exceeded the underlying equity in net assets by $15 million at December 31, 2014. The basis difference is being amortized over the useful life of the underlying fixed assets.

NOTE 7 - OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	December 31, 2014	December 31, 2013
Legal	$21	$—
Accrued environmental liabilities	13	20
Other	45	10
Total Other Current Liabilities	$79	$30

NOTE 8 - BENEFIT PLANS

Employees supporting our operations participate in the benefit plans and the employee thrift plan of Tesoro. Tesoro allocates expense to the Partnership for costs associated with the benefit plans based on the salaries of Tesoro’s employees that provide services to the Partnership as a percentage of total Tesoro salaries. The Predecessors were allocated expenses for costs associated with the benefit plans primarily based on the percentage of the Predecessors’ allocated salaries compared to Tesoro’s total salaries. Our portion of our Sponsor’s employee benefit plan expenses was $13 million, $9 million and $4 million for the years ended December 31, 2014, 2013 and 2012, respectively. These employee benefit plan expenses and the related payroll costs are included in operating and maintenance expenses and general and administrative expenses in our combined consolidated statements of operations and include amounts allocated to the Predecessors.

NOTE 9 - MAJOR CUSTOMER AND CONCENTRATIONS OF CREDIT RISK

Tesoro accounted for 83%, 87% and 91% of our total revenues in the years ended December 31, 2014, 2013 and 2012, respectively. No revenue was recorded for the Predecessors for transactions with Tesoro in the Terminalling and Transportation segment, except for the RCA tariffs charged to Tesoro on the refined products pipeline included in the acquisition of the West Coast Logistics Assets.

NOTE 10 - DEBT

Our total debt at December 31, 2014 and 2013 was comprised of the following (in millions):

Debt, including current maturities:	December 31, 2014	December 31, 2013
Revolving Credit Facility	$260	$—
5.500% Senior Notes due 2019	500	—
5.875% Senior Notes due 2020 (a)	475	606
6.125% Senior Notes due 2021	550	550
6.250% Senior Notes due 2022	800	—
Capital lease obligations	8	8
Total Debt	2,593	1,164
Current maturities	—	—
Debt, less current maturities	$2,593	$1,164
____________

(a)	Includes an unamortized premium of $5 million and $6 million as of December 31, 2014 and 2013, respectively.

The aggregate maturities of our debt, including the principal payments of our capital lease obligations, for each of the five years following December 31, 2014 are: immaterial in 2015 and 2016, $1 million in 2017, $1 million in 2018 and $761 million in 2019.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Facility

We amended our Revolving Credit Facility on December 2, 2014, in connection with the Rockies Natural Gas Business Acquisition. As of December 31, 2014, our Revolving Credit Facility provided for total loan availability of $900 million, and we are allowed to request that the loan availability be increased up to an aggregate of $1.5 billion, subject to receiving increased commitments from the lenders. Our Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our consolidated subsidiaries, with the exception of Rendezvous Gas, and secured by substantially all of our assets. Borrowings are available under the Revolving Credit Facility up to the total loan availability of the facility. We had $260 million borrowings outstanding under the Revolving Credit Facility, resulting in a total unused loan availability of $640 million or 71% of the borrowing capacity as of December 31, 2014. The weighted average interest rate for borrowings under our Revolving Credit Facility was 2.92% at December 31, 2014. The Revolving Credit Facility is scheduled to mature on December 2, 2019.

As of December 31, 2014, our Revolving Credit Facility was subject to the following:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Revolving Credit Facility (b)	0.17%	2.75%	3.25%	1.75%	0.50%
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

Senior Notes due 2019 and 2022

Effective October 29, 2014, we completed a private offering of $1.3 billion aggregate principal amount of senior notes pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended. Offering costs related to the Senior Notes Offering were $19 million. The Senior Notes Offering consisted of $500 million of 5.50% senior notes due in 2019 (the “2019 Senior Notes”) and $800 million of 6.25% senior notes due in 2022 (the “2022 Senior Notes”). The proceeds from the 2019 Senior Notes were used to repay amounts outstanding under our Revolving Credit Facility related to the West Coast Logistics Assets Acquisition. The remaining net proceeds from the 2019 Senior Notes and all of the net proceeds from the 2022 Senior Notes were used to fund the Rockies Natural Gas Business Acquisition.

We agreed to complete a registered exchange offer to exchange the 2019 Senior Notes and the 2022 Senior Notes for debt securities with substantially identical terms within 18 months of the closing date of the Senior Notes Offering. As the 2019 Senior Notes and the 2022 Senior Notes had not been registered with the SEC as of December 31, 2014, the condensed consolidating financial information included in Note 16 to the combined consolidated financial statements is not applicable to the 2019 Senior Notes and the 2022 Senior Notes as of December 31, 2014.

The 2019 Senior Notes have no sinking fund requirements. We may redeem some or all of the 2019 Senior Notes prior to September 15, 2019, at a make-whole price, and at par thereafter, plus any accrued and unpaid interest. The 2019 Senior Notes are unsecured and guaranteed by all of our consolidated subsidiaries, with the exception of Rendezvous Gas and Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

The 2022 Senior Notes have no sinking fund requirements. We may redeem some or all of the 2022 Senior Notes prior to October 15, 2018, at a make-whole price, plus any accrued and unpaid interest. On or after October 15, 2018, the 2022 Senior Notes may be redeemed at premiums equal to 3.125% through October 15, 2019; 1.563% from October 15, 2019 through October 15, 2020; and at par thereafter, plus accrued and unpaid interest. We will have the right to redeem up to 35% of the aggregate principal amount at 106.25% of face value with proceeds from certain equity issuances through October 15, 2017. The 2022 Senior Notes are unsecured and guaranteed by all of our consolidated subsidiaries, with the exception of Rendezvous Gas and Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes due 2020

Effective December 17, 2013, we completed a private offering of $250 million aggregate principal amount of the 5.875% Senior Notes due 2020 (the “December 2013 Debt Offering”) pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The December 2013 Debt Offering was issued under the Indenture governing the $350 million of our 5.875% Senior Notes due 2020 issued on September 14, 2012 (the “September 2012 Debt Offering”) and has the same terms as the September 2012 Debt Offering (together with the December 2013 Debt Offering, the “2020 Senior Notes”). The December 2013 Debt Offering was issued at 102.25% of face value for an effective rate of 5.334%. The proceeds of the December 2013 Debt Offering were used to repay the amounts outstanding under our Revolving Credit Facility, which were used to fund a portion of the Los Angeles Logistics Assets Acquisition, to pay for the fees and expenses related to the December 2013 Debt Offering and for general partnership purposes.

The 2020 Senior Notes have no sinking fund requirements. We may redeem some or all of the 2020 Senior Notes, prior to October 1, 2016, at a make-whole price plus accrued and unpaid interest. On or after October 1, 2016, the Senior Notes may be redeemed at premiums equal to 2.938% through October 1, 2017; 1.469% from October 1, 2017 through October 1, 2018; and at par thereafter, plus accrued and unpaid interest. We will have the right to redeem up to 35% of the aggregate principal amount at 105.875% of face value with proceeds from certain equity issuances through October 1, 2015. The 2020 Senior Notes are unsecured and guaranteed by all of our subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and any subsidiaries acquired with the Rockies Natural Gas Business Acquisition, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

On August 22, 2014, we closed an offering of 2.1 million common units representing limited partner interests, at a price of $67.47 per unit (the “August 2014 Equity Offering”). We used the net proceeds of $142 million from the August 2014 Equity Offering for the redemption of $130 million of the Senior Notes due 2020, and to pay accrued interest and premiums of $4 million and $7 million, respectively. TLGP reimbursed the payment of premiums, which was reflected as a contribution by TLGP as it relates to its ownership of our common units. The premium and $3 million of expenses of unamortized debt issuance costs were included in interest and financing costs, net.

Senior Notes due 2021

Effective August 1, 2013, we completed a private offering of $550 million aggregate principal amount of the 6.125% Senior Notes due 2021 (“2021 Senior Notes”). The proceeds of this offering were used to repay the amounts outstanding under our Revolving Credit Facility, which were used to fund a significant portion of the Los Angeles Terminal Assets Acquisition, and to pay a portion of the fees and expenses related to the offering of the 2021 Senior Notes.

The 2021 Senior Notes have no sinking fund requirements. We may redeem some or all of the 2021 Senior Notes, prior to October 15, 2016, at a make-whole price plus accrued and unpaid interest, if any. On or after October 15, 2016, the Senior Notes due 2021 may be redeemed at premiums equal to 4.594% through October 15, 2017; 3.063% from October 15, 2017 through October 15, 2018; 1.531% from October 15, 2018 through October 15, 2019; and at par thereafter, plus accrued and unpaid interest. We will have the right to redeem up to 35% of the aggregate principal amount at 106.125% of face value with proceeds from certain equity issuances through October 15, 2016. The 2021 Senior Notes are unsecured and guaranteed by all of our subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer and any subsidiaries acquired with the Rockies Natural Gas Business Acquisition, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 25, 2014, we completed an offer to exchange $250 million of our unregistered Senior Notes due 2020 from the December 2013 Debt Offering for an equal principal amount of 5.875% Senior Notes due 2020 that were registered under the Securities Act of 1933, as amended. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the unregistered notes for which they were exchanged, except that the exchange notes generally are not subject to transfer restrictions. The exchange offer fulfills all of the requirements of the Registration Rights Agreement for these unregistered notes.

Capital Lease Obligations

Our capital lease obligations relate to two leases of facilities used for trucking operations in North Dakota with initial terms of 15 years, with five-year renewal options and a right of way with an initial term of 31 years. The total cost of assets under capital leases was $9 million with accumulated amortization of $1 million at both December 31, 2014 and 2013. We include amortization of the cost of assets under capital leases in depreciation and amortization expenses in our combined consolidated statements of operations.

Future minimum annual lease payments, including interest, as of December 31, 2014 for the capital lease were (in millions):

2015	$1
2016	1
2017	1
2018	1
2019	1
Thereafter	7
Total minimum lease payments	12
Less amount representing interest	(4)
Capital lease obligations	$8

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments

Future minimum annual payments applicable to all non-cancellable operating leases and purchase obligations as of December 31, 2014 are as follows (in millions):

	Payments Due by Period
	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$10	$8	$7	$6	$6	$65	$102
Purchase obligations	84	85	84	84	84	136	557
Total	$94	$93	$91	$90	$90	$201	$659

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

We have various cancellable and non-cancellable operating leases related to land, trucks, terminals, right-of-way permits and other operating facilities. In general, these leases have remaining primary terms up to 20 years and typically contain multiple renewal options. Total lease expense for all operating leases, including leases with a term of one month or less, was $8 million, $6 million and $4 million for the years ended December 31, 2014, 2013 and 2012, respectively. See Note 10 for information related to our capital leases. See Note 3 for a discussion of revenue recognized under agreements where TLLP is considered the lessor.

Purchase Obligations

Our purchase obligations include enforceable and legally binding service agreement commitments that meet any of the following criteria: (1) they are non-cancellable, (2) we would incur a penalty if the agreement was canceled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If we can unilaterally terminate the agreement simply by providing a certain number of days’ notice or by paying a termination fee, we have included the termination fee or the amount that would be paid over the notice period. Contracts that can be unilaterally terminated without a penalty are not included. Future purchase obligations primarily include NGL transportation costs, fractionation fees, and fixed charges under the Amended Omnibus Agreement, the QEPM Omnibus Agreement and the Secondment Agreement Amendment. Our Amended Omnibus Agreement and QEPM Omnibus Agreement remain in effect between the applicable parties until a change in control of the Partnership. As we are unable to estimate the termination of these omnibus agreements, we have included the fees for each of the five years following December 31, 2014 for the Amended Omnibus Agreement and the QEPM Omnibus Agreement for disclosure purposes in the table above.

Total expense under these service agreements was $117 million, $56 million and $28 million for the years ended December 31, 2014, 2013 and 2012, respectively. In addition to these purchase commitments, we also have minimum contractual capital spending commitments for approximately $94 million in 2015.

Indemnification

Under the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro.

Under the Amended Omnibus Agreement, with respect to assets that we acquired from Tesoro, excluding the Los Angeles Terminal Assets and the Los Angeles Logistics Assets, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of closing. Under the Amended Omnibus Agreement, the aggregate annual deductible for each type of liability (unknown environmental liabilities or title matters) is approximately $1 million, as of December 31, 2014, before we are entitled to indemnification in any calendar year in consideration of the Initial Assets and all subsequent Acquisitions from Tesoro, with the exception of the Los Angeles Terminal Assets Acquisition and the Los Angeles Logistics Assets Acquisition. In addition, with respect to the assets that we acquired from Tesoro, we have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Initial Offering, and the subsequent Acquisitions from Tesoro, and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities.

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

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

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

Our environmental liabilities are estimates using internal and third-party assessments and available information to date. It is possible these estimates will change as additional information becomes available. Changes in our environmental liabilities for the years ended December 31, 2014 and 2013 were as follows (in millions):

	Tioga Crude Oil Pipeline Release	Chevron Corrective Action Order	Other Liabilities	Total
Balance at December 31, 2013	$11	$8	$5	$24
Additions	28	—	2	30
Expenditures	(14)	(6)	(2)	(22)
Balance at December 31, 2014	$25	$2	$5	$32

Tioga, North Dakota Crude Oil Pipeline Release

In September 2013, the Partnership responded to the release of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted during the next few years to restore the site for agricultural use. We accrued an additional $28 million during the year ended December 31, 2014 to reflect improved scope definition and estimates which resulted in an increase in the total estimated cost associated with the project. We had insurance recovery receivables of $18 million and $14 million related to the Crude Oil Pipeline Release at December 31, 2014 and 2013, respectively. These receivables are pursuant to a pollution liability insurance policy, which is subject to a $1 million deductible and a $25 million loss limit. The estimated remediation costs exceeded our policy loss limit by $17 million as of December 31, 2014. Through December 31, 2014, we have received insurance proceeds of $7 million in reimbursement of costs incurred.

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

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership assumed responsibility for performing additional testing and associated pipeline repairs on the pipeline pursuant to the CAO upon closing the Northwest Products System acquisition. In connection with the Northwest Products System acquisition, our combined consolidated balance sheet included $2 million and $8 million in accrued environmental liabilities related to the CAO at December 31, 2014 and 2013, respectively, and $4 million and $5 million in accruals unrelated to the CAO at December 31, 2014 and 2013, respectively.

Legal

Questar Gas Company v. QEP Field Services Company. QEPFS’ former affiliate, Questar Gas Company (“QGC”) and its affiliate Wexpro, filed a complaint on May 1, 2012, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, and an accounting and declaratory judgment related to a 1993 gathering agreement (the “1993 Agreement”) executed when the parties were affiliates. Tesoro Logistics has agreed to indemnify QEPFSC for this claim under the acquisition agreement for QEPFS. Under the 1993 Agreement, certain of QEPFS’ systems provide gathering services to QGC charging an annual gathering rate which is based on the cost of service calculation. QGC is disputing the annual calculation of the gathering rate, which has been calculated in the same manner since 1998, without objection by QGC. At the closing of the QEPM initial public offering (“QEPM IPO”), the assets and agreement discussed above was assigned to QEPM. QGC amended its complaint to add QEPM as a defendant in the litigation. QEPM was indemnified by the Partnership upon closing of the Rockies Natural Gas Business Acquisition for costs, expenses and other losses incurred by QEPM in connection with the QGC dispute, subject to certain limitations, as set forth in the QEPM Omnibus Agreement. QGC has netted $14 million of disputed amounts from its monthly payments of the gathering fees to QEPFS and has continued to net such amounts from its monthly payment to QEPM. In December 2014, the trial court granted a partial summary judgment in favor of QGC on the issues of the appropriate methodology for certain of the cost of service calculations. As a result of the summary judgment, the Partnership assumed a $21 million liability for estimated damages in excess of the amount QGC has netted for disputed amounts. Issues regarding other calculations, the amount of damages and certain counterclaims in the litigation remain open pending a trial on the merits. We believe the outcome of this matter will not have a material impact on our liquidity, financial position, or results of operations.

XTO Energy Inc. v. QEP Field Services Company. XTO filed a complaint on January 30, 2014, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment and an accounting related to a 2010 gas processing agreement (the “XTO Agreement”). QEPFS processes XTO’s natural gas on a firm basis under the XTO Agreement. The XTO Agreement requires QEPFS to transport, fractionate and market XTO’s natural gas liquids derived from XTO’s processed gas. XTO is seeking monetary damages related to QEPFS allocation of charges related to XTO’s share of natural gas liquid transportation, fractionation and marketing costs associated with shortfalls in contractual firm processing volumes. We believe the outcome of this matter will not have a material impact on our liquidity, financial position, or results of operations.

Other than described above, we did not have any other material outstanding lawsuits, administrative proceedings or governmental investigations as of December 31, 2014.

NOTE 12 - EQUITY

We had 51,944,182 common public units outstanding as of December 31, 2014. Additionally, Tesoro owned 28,181,748 of our common units, and 1,631,448 of our general partner units (the 2% general partner interest) as of December 31, 2014, which together constitutes a 36.5% ownership interest in us.

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

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

ATM Program

On June 25, 2014, we filed a prospectus supplement to our shelf registration statement filed with the SEC in 2012, authorizing the continuous issuance of up to an aggregate of $200 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). During the year ended December 31, 2014, we issued an aggregate of 199,400 common units under our ATM Program, generating net proceeds of approximately $14 million.

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

The following table presents the allocation of the general partner’s interest in net income (in millions, except percentage of ownership interest):

	Year Ended December 31,
	2014	2013	2012
Net income attributable to partners	$99	$80	$57
General partner’s IDRs	(41)	(11)	(2)
Special Allocation	7	—	—
Net income available to partners	$65	$69	$55
General partner’s ownership interest	2.0%	2.0%	2.0%
General partner’s allocated interest in net income	$2	$1	$1
General partner’s IDRs	41	11	2
Total general partner’s interest in net income	$43	$12	$3

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the changes in the number of units outstanding through December 31, 2014 (in units).

	Common	Subordinated	General Partner	Total
Balance at December 31, 2011	15,254,890	15,254,890	622,649	31,132,429
Units issued in the Martinez Marine Terminal Acquisition	206,362	—	4,212	210,574
Units issued in the Long Beach Assets Acquisition	462,825	—	9,446	472,271
Units issued in the Anacortes Rail Facility Acquisition	309,838	—	93,289	403,127
Issuance of units in October 2012 equity offering (a)	4,255,000	—	—	4,255,000
Unit-based compensation awards (b)	6,339	—	—	6,339
Balance at December 31, 2012	20,495,254	15,254,890	729,596	36,479,740
Issuance of units in January 2013 equity offering (c)	9,775,000	—	199,490	9,974,490
Units issued for the LA Terminal Assets Acquisition	1,445,561	—	29,501	1,475,062
Issuance of units in November 2013 equity offering (d)	6,300,000	—	—	6,300,000
Units issued for the LA Logistics Assets Acquisition	1,126,348	—	151,695	1,278,043
Unit-based compensation awards (b)	6,753	—	—	6,753
Balance at December 31, 2013	39,148,916	15,254,890	1,110,282	55,514,088
Issuance of units under ATM Program	199,400	—	—	199,400
Issuance of units in the West Coast Logistics Assets Acquisition (e)	370,843	—	8,856	379,699
Issuance of units in August 2014 equity offering (f)	2,100,000	—	44,000	2,144,000
Issuance of units in October 2014 equity offering (g)	23,000,000	—	468,310	23,468,310
Unit-based compensation awards (b)	51,881	—	—	51,881
Subordinated unit conversion	15,254,890	(15,254,890)	—	—
Balance at December 31, 2014	80,125,930	—	1,631,448	81,757,378
____________
(a) On October 5, 2012, we closed a registered public offering of 4,255,000 common units representing limited partner interests, at a public offering price of $41.80 per unit. We used a significant portion of the net proceeds of $171 million, including the proceeds from the exercise of the underwriters’ over-allotment option, for the Anacortes Rail Facility Acquisition.
(b) Unit-based compensation awards are presented net of 22,933, 1,306 and 654 units withheld for taxes as of December 31, 2014, 2013 and 2012, respectively.
(c) On January 14, 2013, we closed the January 2013 Equity Offering of 9,775,000 common units representing limited partner interests, at a public offering price of $41.70 per unit. We initially used the net proceeds of $391 million, including the proceeds from the exercise of the underwriters’ over-allotment option, to make short-term liquid investments and then applied a significant portion of the proceeds to fund the Northwest Products System Acquisition. In addition, as a result of the January 2013 Equity Offering, TLGP contributed $8 million to maintain its 2% general partnership interest.
(d) On November 22, 2013, we closed the November 2013 Equity Offering of 6,300,000 common units representing limited partner interests, at a public offering price of $51.05 per unit. We initially used the net proceeds of $310 million to make short-term liquid investments and then used the net proceeds to fund a portion of the Los Angeles Logistics Assets Acquisition.

(e)
On July 1, 2014, we closed on the first portion of the West Coast Logistics Assets Acquisition and issued equity to Tesoro with a fair value of $27 million comprised of 370,843 common units and 8,856 general partner units.

(f)
On August 22, 2014, we closed the August 2014 Equity Offering. We used a significant portion of the net proceeds of $142 million to redeem a portion of the 5.875% Senior Notes due 2020. TLGP contributed $3 million to maintain its 2% general partnership interest.

(g)
On October 24, 2014, we closed a registered public offering of 23 million common units representing limited partner interests, at a public offering price of $57.47 per unit. The net proceeds of $1.3 billion include the purchase of 8,700,191 common units by Tesoro equal to $500 million and an over-allotment option exercised by the underwriters to purchase an additional 3 million common units. Concurrent with the October 2014 Equity Offering, TLGP contributed $27 million to maintain its 2% general partner interest in TLLP.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Incentive Distribution Rights

The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under marginal percentage interest in distributions are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute, up to and including the corresponding amount in the column total quarterly distribution per unit target amount. The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. For illustrative purposes, the percentage interests set forth below for our general partner assume that there are no arrearages on common units, our general partner has contributed any additional capital necessary to maintain its 2% general partner interest and our general partner owns all of the IDRs.

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

Cash distributions

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partner unitholders and general partner will receive. In accordance with our partnership agreement, on January 22, 2015, we declared a quarterly cash distribution, based on the results of the fourth quarter of 2014, totaling $70 million, or $0.6675 per limited partner unit. This distribution was paid on February 13, 2015 to unitholders of record on February 2, 2015.

In connection with the Rockies Natural Gas Business Acquisition, our general partner will waive its right to $10 million of general partner distributions with respect to IDRs during 2015 (pro rata on a quarterly basis). TLGP will begin to waive general partner distributions with the first quarter 2015 quarterly distribution.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the years ended December 31, 2014, 2013 and 2012 (in millions). Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions are earned.

	Year Ended December 31,
	2014	2013	2012
General partner’s distributions:
General partner’s distributions	$5	$2	$1
General partner’s IDRs	41	11	2
Total general partner’s distributions	$46	$13	$3

Limited partners’ distributions:
Common	$157	$71	$36
Subordinated	14	32	26
Total limited partners’ distributions	171	103	62
Total Cash Distributions	$217	$116	$65

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash activities include interest paid, net of capitalized interest, of $73 million, $23 million and $2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Supplemental disclosure of non-cash activities is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Sponsor contributions of assets acquired to the Predecessors	$—	$702	$—
Assets received for deposit paid in prior period	—	40	—
Capital expenditures included in accounts payable at period end	62	12	5
Capital leases and other	4	5	4
Predecessors’ net liabilities not assumed by Tesoro Logistics LP	1	15	2
Receivable from affiliate for capital expenditures	3	1	—

NOTE 14 - SEGMENT DISCLOSURES

Our revenues are derived from three operating segments: Gathering, Processing, and Terminalling and Transportation. We introduced a new reporting segment (Processing) for the processing assets acquired in the Rockies Natural Gas Business Acquisition. In addition we modified our previous Crude Oil Gathering segment to encompass all gathering operations, including the natural gas transmission assets acquired in the Rockies Natural Gas Business Acquisition. Our Gathering segment consists of crude oil and natural gas gathering systems in the Bakken and Rockies Regions. Our Processing segment consists of four gas processing complexes, including a 60% interest in Green River Processing, LLC, which owns one fractionation facility and two gas processing complexes, with the remaining 40% interest owned by QEPM. Our Terminalling and Transportation segment consists of:

•
the Northwest Products Pipeline, which includes a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a jet fuel pipeline to the Salt Lake City International Airport;

•	a regulated common carrier refined products pipeline system connecting Tesoro’s Kenai refinery to Anchorage, Alaska;

•	24 crude oil and refined products terminals and storage facilities in the western and midwestern U.S.;

•	four marine terminals in California;

•	a rail-car unloading facility in Washington;

•	a petroleum coke handling and storage facility in Los Angeles; and

•	other pipelines which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City and Los Angeles.

Our revenues are generated from existing third-party contracts and from commercial agreements we have entered into with Tesoro under which Tesoro pays us fees for gathering crude oil and natural gas, processing natural gas and distributing, transporting and storing crude oil, refined products, natural gas and NGLs. The commercial agreements with Tesoro are described in Note 3. We do not have any foreign operations.

The operating segments adhere to the accounting polices used for our combined consolidated financial statements, as described in Note 1. Our operating segments are strategic business units that offer different services in different geographical locations. We evaluate the performance of each segment based on its respective operating income. Certain general and administrative expenses and interest and financing costs are excluded from segment operating income as they are not directly attributable to a specific operating segment. Identifiable assets are those used by the segment, whereas other assets are principally cash, deposits and other assets that are not associated with a specific operating segment.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Segment information is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
REVENUES
Gathering:
Affiliate (a)	$107	$88	$72
Third-party	30	2	—
Total Gathering	137	90	72
Processing:
Affiliate	7	—	—
Third-party	16	—	—
Total Processing	23	—	—
Terminalling and Transportation:
Affiliate (b)	385	185	78
Third-party	57	38	14
Total Terminalling and Transportation	442	223	92
Intersegment Revenues (a)	(2)	—	—
Total Segment Revenues	$600	$313	$164
OPERATING INCOME
Gathering	$49	$34	$26
Processing	4	—	—
Terminalling and Transportation	192	57	40
Total Segment Operating Income	245	91	66
Unallocated general and administrative expenses	(39)	(17)	(9)
Interest and financing costs, net	(109)	(40)	(9)
Equity in earnings of unconsolidated affiliates	1	—	—
Interest income	—	1	—
NET INCOME	$98	$35	$48
____________

(a)
Affiliate gathering revenues includes $2 million of intersegment revenues related to transactions between our Gathering and Processing segments for the year ended December 31, 2014, which is eliminated upon consolidation.

(b) Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition, except for the RCA tariffs charged to Tesoro on the refined products pipeline included in the acquisition of the West Coast Logistics Assets.

Capital expenditures by operating segment were as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Capital Expenditures
Gathering	$156	$52	$17
Processing	4	—	—
Terminalling and Transportation	84	31	77
Total Capital Expenditures	$244	$83	$94

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Total identifiable assets by operating segment were as follows (in millions):

	December 31,
	2014	2013	2012
Identifiable Assets
Gathering	$1,694	$155	$87
Processing	1,612	—	—
Terminalling and Transportation	1,352	1,330	233
Other	156	48	71
Total Identifiable Assets	$4,814	$1,533	$391

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters
	First	Second	Third	Fourth	Total Year
2014	(Dollars in millions, except per unit amounts)
Total Revenues	$127	$133	$150	$190	$600
Operating and Maintenance Expenses	53	63	72	102	290
Operating Income	60	48	61	37	206
Net Income (Loss)	42	31	33	(8)	98
Limited partners’ interest in net income (loss)	36	26	19	(25)	56
Net Income (Loss) per limited partner unit (a):
Common - basic	$0.64	$0.45	$0.33	$(0.34)	$0.96
Common - diluted	$0.64	$0.45	$0.33	$(0.34)	$0.96
Subordinated - basic and diluted	$0.64	$0.45	$—	$—	$0.62
2013
Total Revenues	$53	$62	$97	$101	$313
Operating and Maintenance Expenses	23	32	60	59	174
Operating Income	22	18	13	21	74
Net Income	17	11	1	6	35
Limited partners’ interest in net income	17	17	18	16	68
Net Income per limited partner unit (a):
Common - basic	$0.40	$0.38	$0.37	$0.33	$1.48
Common - diluted	$0.40	$0.38	$0.37	$0.33	$1.47
Subordinated - basic and diluted	$0.37	$0.36	$0.37	$0.26	$1.35
____________
(a) The sum of four quarters may not equal annual results due to rounding or the quarterly number of shares outstanding.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Logistics LP (the “Parent”), subsidiary guarantors and non-guarantors are presented below. At December 31, 2014, TLLP and certain subsidiary guarantors have fully and unconditionally guaranteed our registered 2020 Senior Notes and 2021 Senior Notes. QEPFS and its subsidiaries, including QEPM, did not guarantee these obligations as of December 31, 2014. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information, which should be read in conjunction with the accompanying consolidated financial statements and notes thereto. This information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of the Partnership’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and are jointly and severally liable for TLLP’s outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries. Intercompany transactions between subsidiaries are presented gross and eliminated in the eliminations column. QEPFS and certain of its subsidiaries were elected guarantors of these obligations in January 2015.

The parent company of the Partnership has no independent assets or operations and, prior to the Rockies Natural Gas Business Acquisition, the Partnership’s operations were only conducted by wholly-owned guarantor subsidiaries, other than Tesoro Logistics Finance Corp., an indirect wholly-owned subsidiary of the Partnership whose sole purpose is to act as co-issuer of any debt securities. The guarantees are full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture. There were no significant restrictions on the ability of the Partnership or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of the Partnership or a guarantor represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act. As a result, we have not provided condensed consolidating financial information for prior periods.

Condensed Consolidating Statement of Operations
for the Year Ended December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
REVENUES
Affiliate	$6	$484	$7	$—	$497
Third-party	—	74	29	—	103
Total Revenues	6	558	36	—	600
COSTS AND EXPENSES
Operating and maintenance expenses	9	266	15	—	290
Imbalance settlement gains and reimbursements from Tesoro	—	(43)	—	—	(43)
General and administrative expenses	37	34	3	—	74
Depreciation and amortization expenses	1	68	8	—	77
Gain on asset disposals and impairments	—	(4)	—	—	(4)
Total Costs and Expenses	47	321	26	—	394
OPERATING INCOME (LOSS)	(41)	237	10	—	206
Interest and financing costs, net	(115)	6	—	—	(109)
Equity in earnings of unconsolidated affiliates	—	—	1	—	1
Equity in earnings of subsidiaries	251	—	—	(251)	—
NET INCOME	$95	$243	$11	$(251)	$98

Loss attributable to Predecessors (a)	4	—	—	—	4
Net income attributable to noncontrolling interest	—	—	(3)	—	(3)
Net income attributable to partners	$99	$243	$8	$(251)	$99
____________

(a)	Amounts attributable to Predecessors have been reflected in the Parent column.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$19	$—	$19
Receivables, net
Trade	—	13	109	—	122
Affiliate	3	52	14	—	69
Other	—	18	—	—	18
Prepayments and other	3	2	2	—	7
Total Current Assets	6	85	144	—	235
Net property, plant and equipment	1	1,569	1,736	—	3,306
Intangibles	—	—	973	—	973
Goodwill	—	9	155	—	164
Investment in unconsolidated affiliates	—	—	57	—	57
Investments in subsidiaries	4,348	—	—	(4,348)	—
Long-term intercompany receivable	—	307	—	(307)	—
Other noncurrent assets	49	7	23	—	79
Total Assets	$4,404	$1,977	$3,088	$(4,655)	$4,814

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Trade	$6	$57	$63	$—	$126
Affiliate	2	40	11	—	53
Accrued interest and financing costs	28	—	—	—	28
Other current liabilities	21	33	25	—	79
Total Current Liabilities	57	130	99	—	286
Long-term intercompany payable	307	—	—	(307)	—
Other noncurrent liabilities	—	14	31	—	45
Debt	2,585	8	—	—	2,593
Equity - TLLP	1,455	1,825	2,523	(4,348)	1,455
Equity - Noncontrolling interest	—	—	435	—	435
Total Liabilities and Equity	$4,404	$1,977	$3,088	$(4,655)	$4,814

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
for the Year Ended December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$(138)	$317	$6	$—	$185
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(1)	(195)	(3)	—	(199)
Acquisitions	—	—	(2,479)	—	(2,479)
Investments in subsidiaries	(2,510)	—	—	2,510	—
Distributions to parent	15	—	(15)	—	—
Proceeds from sale of assets	—	10	—	—	10
Net cash used in investing activities	(2,496)	(185)	(2,497)	2,510	(2,668)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from debt offering	1,300	—	—	—	1,300
Proceeds from issuance of common units, net of issuance costs	1,449	—	—	—	1,449
Proceeds from issuance of general partner units, net of issuance costs	29	—	—	—	29
Distributions related to acquisitions	(243)	—	—	—	(243)
Quarterly distributions to unitholders	(148)	—	—	—	(148)
Quarterly distributions to general partner	(35)				(35)
Repayments under revolving credit agreement	(386)	—	—	—	(386)
Borrowings under revolving credit agreement	646	—	—	—	646
Repayments of debt	(130)	—	—	—	(130)
Contributions by parent	—	—	2,510	(2,510)	—
Intercompany borrowings (payments)	132	(132)	—	—	—
Sponsor contributions of equity to the Predecessors	3	—	—	—	3
Financing costs	(32)	—	—	—	(32)
Capital contributions by affiliate	26	—	—	—	26
Net cash from (used in) financing activities	2,611	(132)	2,510	(2,510)	2,479
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23)	—	19	—	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	23	—	—	—	23
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$19	$—	$19

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. In 2014 we completed a transition from the 1992 framework of the Committee of Sponsoring Organizations of the Treadway Commission to its 2013 framework for assessing our internal control effectiveness over financial reporting.

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

Management Report on Internal Control over Financial Reporting

We, as management of Tesoro Logistics LP and its subsidiaries, are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Partnership’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

On December 2, 2014, we acquired the natural gas gathering, processing, treating and transportation and crude oil gathering business of QEP Field Services, LLC (the “Rockies Natural Gas Business”) and management has acknowledged that it is responsible for establishing and maintaining a system of internal controls over financial reporting for the operations. We are in the process of integrating the Rockies Natural Gas Business, but have excluded this business from our December 31, 2014 assessment of the effectiveness of internal control over financial reporting. The acquisition has not materially affected and is not expected to materially affect our internal control over financial reporting. However, as a result of these integration activities, controls will be evaluated and some may be changed. We believe that we will be able to maintain sufficient controls over our financial reporting throughout this integration process.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). Based on such assessment, we conclude that as of December 31, 2014, the Partnership’s internal control over financial reporting is effective.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Partnership’s combined consolidated financial statements, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting, included herein.

ITEM 9B. OTHER INFORMATION

Amendment No. 1 to the Third Amended and Restated Omnibus Agreement

On February 20, 2015, Tesoro, TRMC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, TLLP and TLGP entered into an amendment to the Third Amended and Restated Omnibus Agreement. The amendment, effective December 31, 2014, clarifies certain provisions regarding the responsibilities for costs incurred by TLLP in connection with hydrotesting conducted on the High Plains System.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Tesoro Logistics GP, LLC and
Unitholders of Tesoro Logistics LP

We have audited Tesoro Logistics LP’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Tesoro Logistics LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of QEP Field Services LLC (the Rockies Natural Gas Business), which is included in the 2014 consolidated financial statements of Tesoro Logistics LP and constituted $3.1 billion and $3.0 billion of total and net assets, respectively, as of December 31, 2014. Our audit of internal control over financial reporting of Tesoro Logistics LP also did not include an evaluation of the internal control over financial reporting of QEP Field Services LLC (the Rockies Natural Gas Business).

In our opinion, Tesoro Logistics LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tesoro Logistics LP as of December 31, 2014 and 2013, and the related combined consolidated statements of operations, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 24, 2015 expressed an unqualified opinion thereon.

San Antonio, Texas
February 24, 2015

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

Director Experience and Qualifications

We believe that the Board, as a whole, should possess a combination of skills, professional experience, and diversity of backgrounds and perspectives necessary to oversee our business and bring different experiences and perspectives to the Board. In addition, there are certain attributes that every director should possess, which are described below. Accordingly, Tesoro and the Board consider the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and our current and future needs.

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

•	Knowledge of the energy industry, particularly logistics operations, which is integral to understanding our business and strategy.

•	Operations experience, as it gives directors a practical understanding of developing, implementing and assessing our business strategy and operating plan.

•	Legal experience, for oversight of our legal and compliance matters.

•	Risk management experience, which is critical to the Board’s oversight of our risk assessment and risk management programs.

•
Financial/accounting experience, particularly knowledge of finance and financial reporting processes, which is relevant to understanding and evaluating our capital structure and overseeing the preparation of our financial statements, and internal controls over financial reporting.

•	Government/regulatory experience, as we operate in a heavily regulated industry that is directly affected by governmental requirements.

•	Strategic planning experience, which is relevant to the Board’s review of our strategies and monitoring their implementation and results.

•	Talent management experience, which is valuable in helping us attract, motivate and retain top candidates for management positions.

•	Public company board service, as directors who have served on other public company boards have experience overseeing and providing insight and guidance to management.

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

Name	Age	Position with the General Partner
Gregory J. Goff	58	Chairman of the Board of Directors and Chief Executive Officer
Phillip M. Anderson	49	President and Director
Raymond J. Bromark	69	Director
Keith M. Casey	48	Director
Arlen O. Glenewinkel, Jr.	58	Vice President and Controller
Brad S. Lakhia	42	Vice President and Treasurer
James H. Lamanna	61	Director
Thomas C. O’Connor	59	Director
Charles S. Parrish	57	Vice President, General Counsel, Secretary and Director
Don J. Sorensen	47	Vice President, Operations
Steven M. Sterin	43	Vice President, Chief Financial Officer and Director

Gregory J. Goff.  Gregory J. Goff was appointed Chief Executive Officer (“CEO”) and Chairman of the Board of Directors of our general partner in December 2010. Mr. Goff has also served as Chief Executive Officer and President of Tesoro since May 2010, and Chairman of Tesoro since December 31, 2014. He has served as the Chief Executive Officer of the general partner of QEP Midstream Partners, LP (“QEPM”) since December 2014. While he devotes the majority of his time to his roles at Tesoro, Mr. Goff also spends time directly managing our business and affairs and those of QEPM. Prior to joining Tesoro, Mr. Goff served as Senior Vice President, Commercial for ConocoPhillips Corporation, an international, integrated energy company, from 2008 to 2010. Mr. Goff also held various other positions at ConocoPhillips from 1981 to 2008, including Managing Director and CEO of Conoco JET Nordic from 1998 to 2000; Chairman and Managing Director of Conoco Limited, a UK-based refining and marketing affiliate, from 2000 to 2002; President of ConocoPhillips European and Asia Pacific downstream operations from 2002 to 2004; President of ConocoPhillips U.S. Lower 48 and Latin America exploration and production business from 2004 to 2006; and President of ConocoPhillips specialty businesses and business development from 2006 to 2008. Mr. Goff serves as a director of the American Fuel and Petrochemical Manufacturers trade association and on the National Advisory Board of the University of Utah Business School. Previously, Mr. Goff served on the board of Chevron Phillips Chemical Company and was a member of the upstream and downstream committees of the American Petroleum Institute. In addition, Mr. Goff has public company experience from his prior service on the board of directors of DCP Midstream GP, LLC. Mr. Goff received a bachelor’s degree in science and master’s degree in business administration from the University of Utah.

We believe Mr. Goff brings to the Board a deep understanding of and unique perspective on our business, operations and market environment, as well as that of Tesoro. Mr. Goff also brings to the Board leadership, industry, strategic planning and operations experience.

Other Current Public Company Directorships: Polyone Corporation, Tesoro Corporation (Tesoro and its subsidiaries collectively own approximately 36.5% of our partnership interests), and QEP Midstream Partners, LP (TLLP indirectly owns approximately 57.8% of QEPM’s partnership interests)

Former Public Company Directorships: DCP Midstream LP (from 2008 until 2010)

Phillip M. Anderson.  Phillip M. Anderson was appointed President and a member of the Board of Directors of our general partner in December 2010. He has also served as President of the general partner of QEPM since December 2014. Mr. Anderson served as Vice President, Strategy for Tesoro from April 2010 until December 2010. Prior to that, he served Tesoro as Vice President, Financial Optimization & Analytics beginning in June 2008 and Vice President, Treasurer beginning in June 2007. Mr. Anderson joined Tesoro in December 1998 as Senior Financial Analyst and worked in a variety of strategic and financial roles. Mr. Anderson worked extensively on Tesoro’s acquisitions and divestitures from 1999 through 2010, including valuation, negotiating, analysis, diligence and financing activities. Mr. Anderson began his career in 1991 at Ford Motor Company and worked in a variety of financial roles at that company. Mr. Anderson received a bachelor’s degree in economics from the University of Texas at Austin and received a master’s degree in business administration with a concentration in finance from Southern Methodist University.

We believe that Mr. Anderson’s extensive energy industry background, particularly his expertise in corporate strategy and business development, brings important experience and skills to the Board.

Other Current Public Company Directorships: QEP Midstream Partners, LP (TLLP indirectly owns approximately 57.8% of QEPM’s partnership interests)

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

Other Current Public Company Directorships: CA, Inc. and YRC Worldwide Inc.

Former Public Company Directorships: Word Color Press, Inc. (from 2009 to 2010)

Keith M. Casey. Keith M. Casey was elected as a member of the Board of Directors of our general partner in April 2014. He also served as Vice President, Operations, from July 2014 until January 2015 and as QEPM’s Vice President, Operations, from December 2014 until February 2015. Mr. Casey has also served as the Executive Vice President, Operations for Tesoro since June 2014, providing leadership to Tesoro’s refining, marketing, logistics and marine organizations. While Mr. Casey devotes the majority of his time to his role at Tesoro, he also spends time devoted to our business and affairs and those of QEPM. From April 2013 through May 2014, he served as Tesoro’s Senior Vice President, Strategy and Business Development, bringing significant industry experience to drive strategic growth for the organization. From September 2006 through March 2013, Mr. Casey served as Vice President, BP Products North America at the Texas City Refinery, a multi-billion dollar facility and the third largest refinery in the U.S. He also previously held roles with Motiva Enterprises, Shell and Praxair. Mr. Casey holds a Bachelor of Science degree in Metallurgical and Materials Engineering from California Polytechnic State University, San Luis Obispo.

We believe that Mr. Casey’s extensive energy industry background, particularly his expertise in operations, corporate strategy and business development, brings important experience and skills to the Board.

Other Current Public Company Directorships: QEP Midstream Partners, LP (TLLP indirectly owns approximately 57.8% of QEPM’s partnership interests)

Arlen O. Glenewinkel, Jr. Arlen O. Glenewinkel, Jr. was named Vice President and Controller of our general partner in April 2012. He was also appointed as Vice President and Controller of the general partner of QEPM in December 2014. Mr. Glenewinkel has also served as Vice President and Controller for Tesoro Corporation since December 2006.

Brad S. Lakhia. Brad S. Lakhia was named Vice President and Treasurer of our general partner in February 2014. Mr. Lakhia has also served as Vice President and Treasurer of Tesoro, since February 2014 and of the general partner of QEPM since December 2014. Before joining Tesoro, Mr. Lakhia served as Senior Director - Business Development starting in December 2012 at The Goodyear Tire and Rubber Company (“Goodyear”). Prior to December 2012, Mr. Lakhia held financial leadership positions at Goodyear, including Finance Director - ASEAN from July 2010 to December 2012 and Vice President - Finance, Global Procurement from September 2009 to July 2010.

James H. Lamanna. James H. Lamanna was elected as a member of the Board of Directors of our general partner in March 2012. Since January 2011, Mr. Lamanna has served as President of Timeless Triumph LLC, a consulting firm providing advice to companies in the oil and gas industry regarding business plans; health, safety, security and environmental performance; operational efficiency; and plant reliability. Since November 2014, he has also served as a non-executive member of the Board of Directors of North Atlantic Refining Limited, a refining and marketing business in Newfoundland, Canada. From 2003 to 2010, Mr. Lamanna held a variety of roles with BP p.l.c., a multinational oil and gas company, and its subsidiaries. During that time, he was President of BP Pipelines (North America) Inc. from April 2003 through August 2006, Senior Vice President of BP's U.S. Pipelines and Logistics operations from September 2006 through August 2009 and Vice President of Special Projects for BP's U.S. Refining and Marketing operations from September 2009 through December 2010. Mr. Lamanna earned a Bachelor's of Science degree in chemical engineering from the University of Virginia.

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

Other Current Public Company Directorships: Keyera Corp.

Former Public Company Directorships: DCP Midstream LP (from September 2008 until December 2013) and QEP Resources Inc. (from January 2014 until January 2015)

Charles S. Parrish.  Charles S. Parrish was appointed Vice President, General Counsel, Secretary and a member of the Board of Directors of our general partner in December 2010. He has also served as Vice President, General Counsel and Secretary of QEPM since December 2014. Mr. Parrish has also served as Executive Vice President, General Counsel and Secretary for Tesoro since April 2009. While Mr. Parrish devotes the majority of his time to his roles at Tesoro, he also spends time devoted to our business and affairs and those of QEPM. Prior to his current role with Tesoro, he served as Senior Vice President, General Counsel and Secretary beginning in May 2006, and Vice President, General Counsel and Secretary beginning in March 2005. Mr. Parrish leads Tesoro’s legal department, contract administration function and government affairs group, as well as the business ethics and compliance office. Mr. Parrish joined Tesoro in 1994 and has since served in numerous roles in the legal department. He works closely with Tesoro’s finance and financial reporting teams on all matters related to Tesoro’s capital structure and SEC reporting. In addition, Mr. Parrish provides counsel to Tesoro’s management and board of directors on corporate governance issues. Before joining Tesoro, he worked in private practice with law firms in Houston and San Antonio, primarily representing commercial lenders in loan transactions, workouts and real estate matters. Mr. Parrish received a Bachelor’s Degree in history from the University of Virginia and a Juris Doctor from the University of Houston Law School. He is a member of the State Bar of Texas and the American Bar Association.

We believe that Mr. Parrish’s extensive energy industry background, particularly his expertise in corporate securities and governance matters, brings important experience and skills to the Board.

Other Current Public Company Directorships: QEP Midstream Partners, LP (TLLP indirectly owns approximately 57.8% of QEPM’s partnership interests)

Don J. Sorensen. Don J. Sorensen began serving as Vice President, Operations of our general partner in January 2015. Since January 1, 2015, he has also served as Senior Vice President, Logistics of Tesoro Companies, Inc. (“TCI”), a subsidiary of Tesoro Corporation. Effective February 2015, he was also appointed to serve as Vice President, Operations, of the general partner of QEPM. Mr. Sorensen previously served as Vice President, Integration of TCI since August 2012, most recently leading the integration effort on the acquisition of QEP Field Services, LLC. Mr. Sorensen also previously served as Vice President of Tesoro’s Anacortes refinery from 2007 to 2012. Mr. Sorensen holds a Bachelor’s of Science degree in chemical engineering from the Colorado School of Mines, and a Master of Business Administration from the University of Utah.

Steven M. Sterin. Steven M. Sterin was appointed Vice President, Chief Financial Officer (“CFO”) and a member of the board of directors of our general partner in August 2014. He was also appointed Vice President and Chief Financial Officer of QEPM in December 2014. Since August 2014 he has served as Executive Vice President, Chief Financial Officer of Tesoro Corporation. Mr. Sterin devotes the majority of his time to his role at Tesoro, and also spends time, as needed, devoted to our business and affairs and those of QEPM. Prior to Tesoro, Mr. Sterin was Senior Vice President and Chief Financial Officer for Celanese Corporation, a global technology and specialty material company, from July 2007 until May 2014 and continued to serve as an employee until August 2014. During this time, he was also president of Celanese’s Advanced Fuel Technologies business. Mr. Sterin joined Celanese in 2003 as Director of Finance and Controller for the company’s chemical business and also served as Corporate Controller and Principal Accounting Officer before being appointed CFO. Before Celanese, Mr. Sterin spent six years with global chemicals company Reichhold, Inc. in a variety of financial positions, including Director of Tax and Treasury in the Netherlands, Global Treasurer and Vice President of Finance for one of the company’s divisions in North Carolina. Mr. Sterin holds a Master of Professional Accounting degree and a Bachelor of Business Administration degree in Accounting, which he earned concurrently at the University of Texas at Austin. He is also a certified public accountant in Texas.

We believe that Mr. Sterin’s expertise in financial reporting, finance, corporate analytics, internal audit, investor relations, taxes, treasury and information technology bring important experience and skills to the Board.

Other Current Public Company Directorships: QEP Midstream Partners, LP (TLLP indirectly owns approximately 57.8% of QEPM’s partnership interests)

Director Independence

The Board of Directors currently consists of eight directors, three of whom are independent and four of whom are executives of Tesoro or our general partner. Because we are a limited partnership, we are not required to have a majority of independent directors. The Board undertook its annual review of director independence in February 2015 and in the process reviewed the independence of each director. The purpose of these reviews was to determine whether any of the directors had relationships or transactions that were inconsistent with a determination that the nominee is independent. Based on this review, the Board affirmatively determined that each of the following directors has no material relationship with us and has satisfied the independence requirements of the New York Stock Exchange (“NYSE”) and our Corporate Governance Guidelines: Messrs. Bromark, Lamanna and O’Connor.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our general partner’s directors and executive officers, as well as holders of more than 10% of our voting stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock or other equity securities. Based on a review of those forms provided to us and any written representations, we believe that during the year ended December 31, 2014, our directors, executive officers and holders of more than 10% of our voting stock filed the required reports on a timely basis under Section 16(a).

Board Leadership Structure

Mr. Goff, our general partner’s Chief Executive Officer, serves as Chairman of the Board. The Board believes that he is the director most familiar with TLLP’s business and industry, and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. Independent directors and management have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside the Partnership and industry, while the Chief Executive Officer brings TLLP-specific experience and expertise. Due to the nature of our business, the impact of Tesoro’s strategy upon TLLP’s strategy and the continued business relationships between Tesoro and TLLP, the Board believes that the combined role of Chairman of the Board and Chief Executive Officer promotes strategy development and execution and facilitates information flow between management and the Board. In addition, our Corporate Governance Guidelines specify that the Chairman of the Audit Committee will serve as the lead independent director (the “Lead Director”). At each quarterly meeting of the Board, all of our non-management directors meet in an executive session without management participation. Mr. Bromark, who currently serves as the Lead Director, presides at these executive sessions.

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

Committees of the Board of Directors

The Board has an Audit Committee and a Conflicts Committee, each of which has a written committee charter. The Board has determined that all of the members of the Audit and Conflicts Committees of the Board meet the independence requirements of the NYSE and the SEC, as applicable. Because we are a limited partnership, we are not required to have a compensation committee or a nominating/corporate governance committee.

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

Our management is primarily responsible for our internal control and financial reporting processes. Our independent auditors, Ernst & Young LLP (“EY”), are responsible for performing an independent audit of our combined consolidated financial statements and an audit of our internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) and issuing their reports thereon. The Audit Committee monitors our financial reporting process and reports to the Board on its findings.

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

(4)
Based on the review and discussions referred to in paragraphs (1) through (3) above, the Audit Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2014, for filing with the SEC.

The undersigned members of the Audit Committee have submitted this Report to the Board of Directors as of February 23, 2015.

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

Code of Conduct and Corporate Governance Guidelines

We have adopted a Code of Business Conduct and Ethics for Senior Financial Executives that is specifically applicable to the CEO, the CFO, the Controller and persons performing similar functions. In addition, we have a Code of Business Conduct that applies to all of our directors, officers and employees. We have also adopted Corporate Governance Guidelines that, along with the charters of our Board committees, provide the framework for our governance processes. Our Code of Business Conduct and Ethics for Senior Financial Executives, Code of Business Conduct, Corporate Governance Guidelines and Audit Committee charter are available on our website at www.tesorologistics.com under the heading “Corporate Governance.” We will post on our website any amendments to, or waivers from, either of our Codes requiring disclosure under applicable rules within four business days following the date of the amendment or waiver.

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

Our general partner has adopted a director compensation program under which our general partner’s non-employee directors are compensated for their service as directors. Each non-employee director receives a compensation package consisting of the annual retainer described below, an additional retainer for service as the chair of a standing committee of $15,000 and meeting attendance fees of $1,500 per meeting (for attendance in person or by telephone). During 2014, the annual retainer was $121,000, payable $58,000 in cash and $63,000 in an award of service phantom units. In addition to the compensation described above, we reimburse our non-employee directors for travel and lodging expenses that they incur in connection with attending meetings of the board of directors or its committees.

Service phantom units granted to non-employee directors under the annual compensation package, or upon first election to the board of directors under our long-term incentive plan, vest one year from the date of grant. Cash distribution equivalent rights accrue with respect to such equity-based awards and are distributed at the time such awards vest. If the non-employee director termination from the board is due to death or disability, director’s service phantom units will automatically vest along with any accrued cash distribution equivalent rights.  If termination is due to any other reason, the non-employee director will receive a pro-rated award for the number of full months served as a non-employee director during the vesting period along with any accrued cash distribution equivalent rights.  The pro-rated award will vest one year from the date of grant. The number of units granted is determined by dividing the equity portion of the annual retainer by the average closing price of our common units on the NYSE over a ten business-day period ending on the third business day prior to the grant date and rounding any resulting fractional units to the nearest whole unit. Service phantom units are granted annually to directors in conjunction with the Board’s approval of our Annual Report on Form 10-K, and any new non-employee director receives a pro-rata award of service phantom units when commencing his or her services as a board member. Messrs. Bromark, Lamanna and O’Connor each received 1,108 phantom units in conjunction with the Board’s approval of our Annual Report on Form 10-K in February 2014.

2014 Director Compensation Table

The table below describes the compensation paid to each of our non-employee directors for 2014. Information regarding compensation paid to our management directors is included below in the Compensation Discussion and Analysis and the Summary Compensation Table.

Name	Fees Earned or Paid in Cash (a)	Fair Value of Service Phantom Unit Awards (b) (c)	All Other Compensation	Total
Raymond J. Bromark	$112,000	$64,408	$—	$176,408
James H. Lamanna	94,000	64,408	—	158,408
Thomas C. O’Connor	112,000	64,408	—	176,408
____________

(a)
The amounts shown in this column include the portion of the annual retainer earned in 2014, any individual retainers for serving as the chair of a committee and the Board and committee meeting fees paid in 2014.

(b)
The amounts shown in this column represent the aggregate grant date fair value of the directors’ portion of the annual retainer paid in service phantom units computed in accordance with accounting principles generally accepted in the United States of America.

(c)
The table below reflects the total service phantom units outstanding as of the end of the 2014 fiscal year for each non-employee director. No options or other equity-based awards have been granted to the non-employee directors.

Name	Service Phantom Units Outstanding
Raymond J. Bromark	1,108
James H. Lamanna	1,108
Thomas C. O’Connor	1,108

Compensation Discussion and Analysis

We do not directly employ any of the persons responsible for managing our business. All of our general partner’s executive officers and other personnel necessary for our business to function are employed and compensated by our general partner or Tesoro, in each case subject to the terms of the Third Amended and Restated Omnibus Agreement (the “Amended Omnibus Agreement”) described below.

Named Executive Officers

This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner’s executive compensation programs and the key executive compensation decisions that were made for 2014. It also explains the most important factors relevant to those decisions. This CD&A provides context and background for the compensation earned by and awarded to our named executive officers (“NEOs”), as reflected in the compensation tables that follow the CD&A. Our NEOs for 2014 were as follows:

•	Gregory J. Goff, Chief Executive Officer and Chairman of the Board;

•	Steven M. Sterin, Vice President, Chief Financial Officer and Director;

•	Phillip M. Anderson, President and Director; and

•	Charles S. Parrish, Vice President, General Counsel, Secretary and Director.

The following two individuals are no longer executive officers, but are also considered under SEC rules to be NEOs for purposes of this Annual Report.

•	G. Scott Spendlove, our former Vice President and Chief Financial Officer, whose positions with TLLP and its general partner ended effective August 31, 2014; and

•
Rick D. Weyen, former Vice President, Operations, who the Board determined should no longer be designated as an executive officer effective April 23, 2014, but continued to serve as an employee of our general partner and as an officer of certain of our subsidiaries until January 1, 2015.

Overview - Compensation Decisions and Allocation of Compensation Expenses

Messrs. Goff, Sterin, Parrish (and until August 31, 2014, Mr. Spendlove) are also named executive officers of Tesoro. Therefore, responsibility and authority for compensation-related decisions is determined as follows:

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

•
Executive officers employed by Tesoro (Messrs. Goff, Sterin, Parrish and, until August 31, 2014, Mr. Spendlove) - decisions related to compensation of executive officers of our general partner that are employed by Tesoro reside with the compensation committee of the board of directors of Tesoro. Any determination with respect to awards made under the Tesoro Logistics LP 2011 Long-Term Incentive Plan (the “LTIP”) to executive officers and other employees of Tesoro are delegated to the Chairman of the Board and the independent directors of our general partner; however, such awards may only be made following the recommendation of the compensation committee of the board of directors of Tesoro. Any other compensation decisions for these individuals are not subject to any approvals by the board of directors of our general partner or any committees thereof.

Messrs. Goff, Sterin and Parrish generally devote less than a majority of their total business time to our general partner and us, as did Mr. Spendlove prior to termination of his relationship with TLLP and its general partner. Mr. Anderson is the only NEO whose time and compensation (other than certain long-term incentive grants made directly from Tesoro Corporation) is allocated 100% to our general partner. During 2014, Mr. Weyen’s time and compensation (other than certain long-term incentive grants made directly from Tesoro) was allocated approximately 90% to our general partner and 10% to Tesoro and its other affiliates.

Under the terms of the Amended Omnibus Agreement, we currently pay an annual administrative fee to Tesoro of $6 million for the provision of general and administrative services for our benefit. Additionally, we reimbursed Tesoro and its subsidiaries, including our general partner, for expenses incurred on our behalf, including 100% of Mr. Anderson’s compensation expense and 90% of Mr. Weyen’s compensation expense (in each case, other than certain long-term incentive grants made directly from Tesoro), which is allocated to us pursuant to Tesoro’s allocation methodology. The general and administrative services covered by the annual administrative fee of the Amended Omnibus Agreement include, without limitation, information technology services; legal services; health, safety and environmental services; human resources services; executive management services of Tesoro employees who devote less than 50% of their business time to the business and affairs of TLLP; financial and administrative services (including treasury and accounting); and insurance coverage under Tesoro insurance policies. None of the services covered by the administrative fee are assigned any particular value individually. Although certain NEOs provide services to both Tesoro and TLLP, no portion of the administrative fee is specifically allocated to services provided by the NEOs to TLLP; rather, the administrative fee covers services provided to TLLP by Tesoro and, except as described above with respect to Messrs. Anderson and Weyen, there is no reimbursement by TLLP for the cost of such services. Tesoro has the ultimate decision-making authority with respect to the total compensation of Messrs. Goff, Sterin, Parrish and, until termination of his relationship with TLLP and our general partner, Mr. Spendlove.

In addition to the matters discussed above, each of the NEOs was compensated by TLLP for the services they performed for TLLP through awards of equity-based compensation granted pursuant to the LTIP. None of the cash compensation paid, or other benefits made available to Messrs. Goff, Sterin, Parrish and Spendlove, was allocated to the services they provide to TLLP and therefore, only the LTIP awards granted to them are disclosed herein.

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

Our executive compensation programs are designed around the following concepts:

•	rewarding leaders for delivery of outstanding business results and driving a performance-oriented culture;

•	promoting and sustaining exceptional performance over time to generate long-term growth in unitholder value; and

•	leading in accordance with our guiding principles, which are core values, exceptional people, shared purpose, powerful collaboration and superior execution.

Our approach allows us to reward our executives for delivering value to unitholders while reducing or eliminating overall compensation levels if we do not achieve our goals or consistently underperform our peers.

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

Comparative Analysis

In October 2013, a market study was presented to the Chairman of the Board and independent directors of our general partner in contemplation of compensation decisions with respect to 2014. A similar market study was presented to the Chairman of the Board and independent directors of our general partner in October 2014 in contemplation of compensation decisions with respect to 2015. The compensation peer group used for general pay comparison purposes was initially developed near the time of our April 2011 initial public offering. However, a number of acquisitions, consolidations and spin-offs occurred among peer companies, resulting in the addition of Phillips 66 Partners, L.P. to the compensation peer group in October 2013.

The resulting members of our compensation peer group used for 2014 compensation decisions are shown below. The group includes 16 master limited partnerships with a median market capitalization (as of October 1, 2013) of approximately $3.15 billion and ranging from approximately $1.13 billion to approximately $10.28 billion. Our market capitalization as of such date was approximately $2.72 billion. Because the number of master limited partnerships in the energy industry is relatively small, only a portion of the peer companies are involved in the liquid petroleum products business and only a portion of them are sponsored master limited partnerships (as opposed to stand-alone MLPs) with a parent company like Tesoro. Peer data is supplemented with total compensation information extracted from a general industry survey. The members of our general partner’s compensation peer group for fiscal 2014 are included in the table below. For purposes of the performance phantom units granted in February 2014, we used a separate performance peer group, as discussed in more detail below under the heading “Long-Term Incentives.”

•	Atlas Pipeline Partners, L.P.	•	MPLX, L.P.
•	Buckeye Partners, L.P.	•	NuStar Energy L.P.
•	DCP Midstream Partners, LP	•	Phillips 66 Partners, L.P.
•	Eagle Rock Energy Partners, L.P.	•	PVR Partners, L.P.
•	EnLink Midstream Partners LP (1)	•	Spectra Energy Partners, LP
•	Genesis Energy, L.P.	•	Sunoco Logistics Partners L.P.
•	Holly Energy Partners, L.P.	•	Targa Resources Partners LP
•	Markwest Energy Partners, L.P.	•	Western Gas Partners, LP
____________

(1)	Formerly known as Crosstex Energy, L.P.

Elements of Executive Compensation

This section highlights how and why we believe our executive compensation programs are designed to create a pay for performance culture. Our executive compensation programs are comprised of a mix of fixed and variable cash and equity-based pay with a significant portion of actual total compensation dependent on meeting financial and operational objectives. Our executive officers receive their maximum reward opportunity only if we perform exceptionally well, and our unitholders benefit from that performance.

Compensation Element	Objective	Key Features	Performance-Based / At Risk?
Base Salary	Reflects executive responsibilities, job characteristics, seniority, experience and skill set; designed to be competitive with those of comparable companies with which we compete for talent	Reviewed annually and subject to adjustment based on market factors, individual performance, experience and leadership	NO
Annual Cash Incentive	Rewards executives’ contributions to the achievement of predetermined Tesoro, business unit and individual goals	Establishes performance measures to best align performance relative to meeting financial and safety goals ultimately driving unitholder value	YES -- Pays out only based on achievement of established measurable goals; does not pay out if established threshold goals are not achieved
Performance Phantom Units (Long-Term Equity Awards)	Correlates executives’ pay with increases in unitholder value over a three-year period	In periods of low unitholder return, executives realize little or no value. In periods of high unitholder return, executives may realize substantial value	YES -- Pays out only based on increased unitholder value; may not vest depending upon unitholder return

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

Tesoro and our general partner generally target direct compensation (base salaries, annual cash incentives and long-term incentives) at the 50th percentile of the compensation peer group because they believe it is a fair and competitive starting point to attract and retain critical executive talent. Our emphasis on variable or at risk components of incentive pay results in actual compensation ranging above or below the median based on the achievement of the objectives established in our annual and long-term incentive plans and changes in the value of our units. While we assess each compensation component separately, the aggregate total direct compensation is considered in the context of the overall pay determination. Our strategy also includes ongoing evaluation and adaptation, as necessary, of our compensation programs to ensure continued alignment between company performance and pay.

Base Salaries.  Base salaries for our NEOs who are employed by the general partner are structured in accordance with Tesoro’s overall compensation program and pay practices and reviewed by our general partner’s Chairman of the Board and independent directors each year. As part of the Chairman and independent directors’ annual review of compensation in February 2014, Mr. Anderson’s salary was increased from $329,160 to $350,000 to reflect the additional experience that Mr. Anderson had developed in his current role and to bring his base salary to a more competitive level based on the market study data. In February 2015, his salary was further increased to $363,000 for similar reasons. Mr. Weyen’s salary was set at $298,900 in February 2014 and did not change in February 2015.

Annual Performance Incentives.  Tesoro and our general partner believe that annual cash based incentives promote management’s efforts to drive the achievement of annual performance goals and objectives, which in turn help create additional unitholder value. In February 2014, the compensation committee of Tesoro’s board of directors approved the terms of the 2014 Incentive Compensation Program (the “ICP” or the “Program”) for Tesoro’s named executive officers and other employees. Due to the relationship between us, our general partner and Tesoro, each of Messrs. Anderson and Weyen was eligible to participate in Tesoro’s ICP. However, their continued participation and level of participation in such programs is subject to the approval of the Chairman of the Board and independent directors of our general partner.

Tesoro’s ICP structure uses a mix of objectives designed to focus management on key areas of performance. The design of Tesoro’s ICP allows for cascading corporate goals down the Tesoro organization from corporate through business units (such as TLLP) to individuals (such as Messrs. Anderson and Weyen). Tesoro’s ICP provides all employees under the program with the same upward and downward bonus opportunity (0% below threshold; 50% at threshold; 100% at target; 200% at maximum). The calculation of total 2014 ICP bonus payout to an employee is determined as follows, with each element described below the calculation:

Total ICP Bonus Payout	=	[	Bonus Eligible Earnings	x	Target Bonus %	x	% Overall Performance Achieved*	]	+/-	Individual Performance Adjustment
* Weighted average blended rate composed of corporate performance rate and business unit rate, as explained in further detail on the next two pages.
Bonus Eligible Earnings is based on salary earned during the 2014 calendar year.

Target Bonus Opportunities (%) for Messrs. Anderson and Weyen were set as a percentage of salary consistent with similar positions within Tesoro’s organization as follows: Mr. Anderson - 65%, and Mr. Weyen - 50%. These amounts reflect an increase from 2013 in the target bonus amount for Mr. Anderson (60% in 2013) to maintain relative market competitiveness.
Performance Objectives for Determining Overall Performance Achieved (%)
Tesoro’s ICP structure uses a mix of objectives designed to focus management on key areas of performance. 2014 ICP payouts were determined by performance against pre-established performance levels for two equally weighted components (Tesoro’s corporate performance and the executive’s business unit performance). Tesoro’s performance results and results of the individual business units may be adjusted to take into account unbudgeted business decisions, unusual or non-recurring items, and other factors, as approved by Tesoro’s compensation committee, to determine the total amount, if any, available under the 2014 ICP.

Component 1 - Tesoro’s Corporate Performance

The first component of the ICP was Tesoro’s corporate performance, including the earnings before interest, taxes, depreciation and amortization (“EBITDA”), cost management, business improvement, and safety and environmental measures described below (ranked in order of weighting).

•
EBITDA was the most heavily weighted metric and is measured on a margin neutral basis, rather than a reported basis, by excluding fluctuations in commodity prices (and thereby fluctuations in margins) over which management has little influence. Targets for this component are based on Tesoro’s annual business plan.

•
Controllable cost management is the second most heavily weighted metric of the Tesoro corporate component. Targets are based on Tesoro’s business plan. This metric is measured as total cash costs excluding annual incentive compensation program, stock-based compensation expense, non-controllable expenses for post-retirement employee benefits (pension, medical, life insurance) and insurance (property, casualty and liability), spill prevention costs and environmental accruals and benefits. It includes allocations of refining maintenance and labor to capital projects. Refining energy variable costs and internally produced fuel consumption are market adjusted to budget-assumed prices.

•	Business Improvement includes capital improvement initiatives (“CII”), synergies related to asset acquisitions and other projects and initiatives.

•
Personal safety, process safety and environmental safety are critical to Tesoro’s success and reflect its ability to operate its assets in a safe and reliable manner. Because Tesoro believes in continuous improvement, each of the safety metrics is measured by improvement compared to the average incident rate for the prior three year period.

Corporate Goals	Weighting	% Achieved
Margin-neutral EBITDA of $2.07 billion	50%	200%
Management of costs to no more than $3.138 billion	17.5	131
Business Improvements (including CII, synergy and other projects and initiatives) of $425 million	17.5	200
Personal Safety improvement of 16% (measured by improvement in # of incidents over the prior three-year average)	5	200
Process Safety Management improvement of 35% (measured by improvement in # of incidents over prior three-year average)	5	200
21 or fewer Environmental Incidents	5	200
Overall Tesoro Corporate Performance Achieved		188%

Calculation and Adjustment of Tesoro Corporate Performance

Tesoro’s compensation committee has the discretion to adjust the EBITDA and cost management components for special items. For calculating the 2014 results shown above, the most significant items which Tesoro’s compensation committee considered were related to unbudgeted expenses associated with funding Tesoro’s newly formed charitable foundation and costs of acquiring and integrating the natural gas gathering and processing business from QEP Resources, Inc.

Component 2 - Business Unit Results

The second ICP component was more specifically tailored to the performance of the individual’s business unit. Tesoro’s business unit goals are directly aligned with corporate objectives and are measured using common criteria to promote consistency throughout the Tesoro organization. Business unit criteria include safety and environmental, cost management, improvements in EBITDA and business improvement and value creation initiatives. Like the overall structure of the ICP, the business unit targets were set at stretch levels that were challenging, and would generate significant value for our unitholders. For Mr. Anderson, this component was tied to the performance of TLLP. For Mr. Weyen, his business unit results were tied to the performance of Tesoro logistical assets (including TLLP, as well as logistical assets for which TLLP may have a right of first offer or which Tesoro has indicated it may offer to TLLP for purchase in the future). The TLLP 2014 performance metrics and results applicable to the ICP are summarized below. Business unit targets for the performance of Tesoro’s other logistical assets (which are applicable to a portion of Mr. Weyen’s ICP) are not disclosed because such disclosure would cause competitive harm to Tesoro and the Partnership.

TLLP Goals	Weighting	Result / Performance
EBITDA of $309 million for 2014 base business	15%	$302 million (slightly below target)
Management of costs to no more than $7.1 million	15%	$5.5 million (better than target)
Various Business Improvement Objectives (including improvement in base business EBITDA, execution on asset purchases from Tesoro, identification of third-party assets for acquisition, and growth in unitholder distributions while maintaining coverage ratio)	60%	Various, all of which were above target
OSHA combined recordable rate of 0.8	10%	0.32 (significantly better than target)
Overall TLLP Performance Achieved		195%

Individual Performance Adjustments

The Chairman of the Board and independent directors of our general partner have the discretion to adjust the awards to Messrs. Anderson and Weyen based on their assessment of the individual executive’s performance relative to successful achievement of goals, business plan execution, and other leadership attributes. Adjustments are applied as a percentage of an individual target bonus opportunity. In recognition of Mr. Anderson’s role in successfully completing the Rockies Natural Gas Business Acquisition, continued success in expanding our commercial efforts to capture business development opportunities and other contributions to the Partnership during 2014, the Chairman and independent directors of our general partner recommended a 10% upward adjustment to Mr. Anderson’s ICP award.

Overall Performance and Payouts

The table below provides the specific bonus targets, level of achievement (including the adjustments described above), individual performance adjustment and annual bonus payment for Messrs. Anderson and Weyen:

Name	Bonus Eligible Earnings	Target Bonus	Overall Performance Achieved	Calculated Bonus Payout	Individual Performance Adjustments (Increase/ Decrease)	Total Bonus Payout
Phillip M. Anderson	$346,794	65%	195%	$439,561	10%	$462,103
Rick D. Weyen	297,687	50%	186%	276,849	—	276,849

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

Following a recommendation made by the compensation committee of the board of directors of Tesoro, in February 2014, the Chairman and independent directors of our general partner granted awards under the LTIP to our NEOs. Each of our NEOs received a grant of performance phantom units that will vest based on the achievement of relative total unitholder return over a performance period from January 1, 2014 through December 31, 2016, as compared to a performance peer group of companies. The peer companies currently include Buckeye Partners, L.P., Enbridge Energy Partners L.P., Genesis Energy, L.P., Global Partners LP, Holly Energy Partners, L.P., Magellan Midstream Partners, L.P., Martin Midstream Partners L.P., MPLX, L.P., NuStar Energy L.P., Phillips 66 Partners LP, Sunoco Logistics, Targa Resources Partners LP and TransMontaigne Partners L.P. These companies were selected based on our view that key stakeholders compare our business results and relative performance with these companies. The payout will range from none of the units vesting to vesting of 200% of the units as shown below.

Relative Total Unitholder Return	Payout as a % of Target
90th percentile and above	200%
75th percentile	150%
50th percentile	100%
30th percentile	50%
Below 30th percentile	—

The number of units granted was based on Tesoro’s compensation structure in which executive officers and key employees receive a target value of long-term incentive awards. For Messrs. Anderson and Weyen, this value was awarded 50% in our performance phantom units and 50% in Tesoro performance equity awards. The compensation expense for the Tesoro performance equity awards granted to Messrs. Anderson and Weyen is not allocated to us. For Messrs. Goff, Parrish and Spendlove, 20% of their 2014 long-term incentive value was recommended by the Tesoro compensation committee and awarded by the Board of our general partner. The Tesoro compensation committee and our general partner believe that these allocations are appropriate given each executive’s responsibilities. The performance phantom units granted to our NEOs in 2014 received tandem distribution equivalent rights to receive an amount equal to all or a portion of the cash distributions made on units during the period such phantom units remain outstanding.

Payout of Long-Term Incentives.
The performance phantom units granted to executives in February 2012 represented the right to receive common units at the end of the January 1, 2012 through December 31, 2014 performance period depending upon TLLP’s achievement of relative total unitholder return against a defined performance peer group. Such units were paid in January 2015 based on performance at 145.45% of target. These payouts are reported in “Executive Compensation - Compensation Tables and Narratives -- Option Exercises and Stock Vested in 2014.

Executive Benefits.  In order to promote consistency with Tesoro’s overall competitive practices and our compensation philosophy and to adopt a best practice compensation design, our executive officers are generally not entitled to any perquisites. However, in order to remain competitive and attract quality executives, we continue to allow executives to participate in our relocation program which is generally available to all management. Our executive officers do not receive a tax gross-up associated with any relocation benefits. This program also includes a recoupment provision in the event employment is terminated within a one-year period.

We provide health and welfare benefits to employees, including the NEOs. Tesoro also maintains non-contributory qualified and non-qualified retirement plans that cover officers and other eligible employees of Tesoro. Our NEOs and other eligible employees of our general partner, as well as employees of Tesoro who provide services to us, are eligible to participate in Tesoro’s retirement plans in accordance with their terms.

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

The undersigned members of the Committee have submitted this Report to the Board of Directors as of February 23, 2015.

Gregory J. Goff
Raymond J. Bromark
James H. Lamanna
Thomas C. O’Connor

2014 Summary Compensation Table

The following table sets forth information regarding the compensation of our NEOs.

Name and Principal Position	Year	Salary (a)	Unit Awards (b)	Non-Equity Incentive Plan Compensation (c)	Change in Pension Value and Non-qualified Compensation Earnings (d)	All Other Compensation (e)	Total
Gregory J. Goff Chairman and Chief Executive Officer	2014	$ (f)	$1,917,842	$ (f)	$ (f)	$ (f)	$1,917,842
	2013	(f)	1,665,300	(f)	(f)	(f)	1,665,300
	2012	(f)	705,420	(f)	(f)	(f)	705,420
Phillip M. Anderson President	2014	349,102	213,154	462,103	361,397	19,074	1,404,830
	2013	327,408	213,500	199,914	106,760	13,066	860,648
	2012	309,608	195,950	276,583	286,004	9,256	1,077,401
Steven M. Sterin Vice President and Chief Financial Officer	2014	(f)	—	(f)	(f)	(f)	—
Charles S. Parrish Vice President, General Counsel and Secretary	2014	(f)	213,154	(f)	(f)	(f)	213,154
	2013	(f)	213,500	(f)	(f)	(f)	213,500
	2012	(f)	117,570	(f)	(f)	(f)	117,570
Former Executives G. Scott Spendlove Vice President and Chief Financial Officer (g)	2014	(f)	213,154	(f)	(f)	(f)	213,154
	2013	(f)	256,200	(f)	(f)	(f)	256,200
	2012	(f)	117,570	(f)	(f)	(f)	117,570
Rick D. Weyen Vice President, Operations (h)	2014	269,281	119,355	249,164	391,875	25,866	1,055,541
	2013	202,929	128,100	75,972	127,026	12,763	546,790
	2012	64,222	__	30,736	53,005	2,987	150,950
____________

(a)
The amounts shown in this column reflect the base salary expense that was allocated to us by Tesoro. For Mr. Anderson, this includes 100% of his base salary expense from the date of our initial public offering in April 2011 through December 31, 2014. For Mr. Weyen, this includes 70% of his base salary expense from September 1, 2012 through December 31, 2013 and 90% of his base salary from January 1, 2014 through December 31, 2014.

(b)
The amounts shown in this column for 2014 reflect the aggregate grant date fair value of performance phantom units granted during the fiscal year, calculated in accordance with U.S. generally accepted accounting principles. The aggregate grant date fair value of such performance phantom units at the highest level of performance, resulting in 200% payout, would be as follows: Mr. Goff - $3,835,684; Mr. Anderson - $426,308; Mr. Parrish - $426,308; Mr. Weyen - $238,710 and Mr. Spendlove - $426,308. For Messrs. Goff, Parrish and Spendlove, this amount represents 20% of their 2014 and 2013 long-term incentive values as recommended by the Tesoro compensation committee and awarded by the Board of our general partner; this amount was increased from 10% of their total long-term incentive compensation in 2012. This column does not include grants of performance share awards or market stock units to the executive officers by Tesoro, which are not allocated to us. As a result of his termination of employment effective August 31, 2014, Mr. Spendlove forfeited his 2014 grant of performance phantom units.

(c)
The amounts shown in this column reflect the compensation expense allocated to us by Tesoro with respect to awards under Tesoro’s ICP. The Partnership’s portion of such expense is 100% for Mr. Anderson. For 2014, the Partnership’s portion of such expense is 90% for Mr. Weyen; for 2013, the Partnership’s portion of such expense is 70% for Mr. Weyen; for 2012, the Partnership’s portion of such expense is 23.3% for Mr. Weyen (reflecting the 70% of Mr. Weyen’s compensation that we were responsible for and the fact that Mr. Weyen was only employed by TLLP for four months of 2012).

(d)
The amount shown in this column reflects the change in pension value during the fiscal year. The amount shown in the column for Mr. Anderson is 100%. The amount shown in the column for Mr. Weyen in 2014 is 90% and for 2013 is 70%. The amount shown for Mr. Weyen in 2012 reflects 23.3% (reflecting the 70% of Mr. Weyen’s compensation that we were responsible for and the fact that Mr. Weyen was only employed by TLLP for four months of 2012) of the change in his pension value during the fiscal year, although pension expense was allocated to us by Tesoro on an estimated aggregate basis for all TLGP employees and was not allocated on an individual basis.

(e)
The amounts shown in this column for 2014 reflect the matching dollar-for-dollar contributions up to 6% of eligible earnings that Tesoro provides for all employees who participate in the Tesoro Thrift Plan. In addition, Tesoro provides a profit-sharing contribution to the Thrift Plan.  This discretionary contribution, calculated as a percentage of employee’s base pay based on a pre-determined target for the calendar year, can range from 0% to 4% based on actual performance.  Also included for Mr. Weyen is the company match contribution for the Executive Deferred Compensation Plan which matches the participant’s base salary contributions dollar for dollar up to 4% of eligible earnings above the IRS salary limitations. The Partnership’s portion of Tesoro Thrift Plan Company Contributions, the Executive Deferred Compensation Plan Company Contributions and the Thrift Sharing Plan Contribution is 100% for Mr. Anderson. For Mr. Weyen, the Partnership’s portion of Tesoro Thrift Plan Company Contributions, the Executive Deferred Compensation Plan Company Contributions and the Thrift Profits Sharing Plan Contribution is 90% for 2014, 70% for 2013 and 23.3% for 2012 (reflecting the 70% of Mr. Weyen’s compensation that we were responsible for and the fact that Mr. Weyen was only employed by TLLP for four months of 2012). No NEO received perquisites and other personal benefits with respect to 2014 with an aggregate value greater than $10,000 and no NEO received any other item of compensation with respect to 2014 required to be disclosed in this column with a value of $10,000 or more.

(f)
As noted above, no compensation has been reported for Messrs. Goff, Sterin, Parrish and Spendlove because, other than grants of performance phantom units, none of their compensation is allocated to us. The $6 million annual administrative fee under the Amended Omnibus Agreement covers a variety of services provided to TLLP by Tesoro and no portion is specifically allocated to services provided by these individuals to TLLP.

(g)	Mr. Spendlove terminated employment effective August 31, 2014.
(h) The Board determined that Mr. Weyen should no longer be designated as an executive officer effective April 23, 2014, but he continued to serve as an employee of our general partner and as an officer of certain of our subsidiaries until January 1, 2015. Due to his continued employment with our general partner, his compensation is shown for the entire year.

Grants of Plan-Based Awards in 2014

The following table sets forth information regarding the grants of annual cash incentive compensation and phantom units to our NEOs.

Name	Award Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts Under Equity Incentive Plan Awards (b)			All Other Unit Awards: Number of Units	Grant date fair value of unit awards (c)
			Threshold	Target	Maxi-mum	Threshold	Target	Maxi- mum
Gregory J. Goff	Phantom Units	2/7/2014	$—	$—	$—	14,108	28,216	56,432	—	$1,917,842
Phillip M. Anderson	Annual Incentive	n/a	112,708	225,416	450,832	—	—	—	—	—
	Phantom Units	2/7/2014	—	—	—	1,568	3,136	6,272	—	213,154
Steven M. Sterin	Phantom Units	n/a	—	—	—	—	—	—	—	—
Charles S. Parrish	Phantom Units	2/7/2014	—	—	—	1,568	3,136	6,272	—	213,154
Former Executives G. Scott Spendlove (d)	Phantom Units	2/7/2014	—	—	—	1,568	3,136	6,272	—	213,154
Rick D. Weyen	Annual Incentive	n/a	66,980	133,959	267,918	—	—	—	—	—
	Phantom Units	2/7/2014	—	—	—	878	1,756	3,512	—	119,355
____________

(a)
These columns show the range of awards under the ICP for which we would be allocated responsibility, which is described in the section “Annual Performance Incentives” in the Compensation Discussion and Analysis. The “threshold” column represents the minimum payout for the performance metrics under the ICP assuming that the minimum level of performance is attained. The “target” column represents the amount payable if the performance metrics are reached. The “maximum” column represents the maximum payout for the performance metrics under the ICP assuming that the maximum level of performance is attained. The general partnership’s portion of Tesoro’s 2014 ICP reflected is 100% for Mr. Anderson and 90% for Mr. Weyen. We are not responsible for any portion of the other NEOs’ 2014 ICP.

(b)
The amounts shown in these columns represent the number of performance phantom units granted during 2014 under the LTIP as described in the section “Long-Term Incentives” in the CD&A. This performance phantom unit award is contingent on our achievement of relative total unitholder return at the end of the performance period from January 1, 2014 through December 31, 2016. Actual payouts will vary based on relative total unitholder return from none of the units vesting to a threshold vesting of 50% of the units to a maximum vesting of 200% of the units.

(c)	The amounts shown in this column represent the grant date fair value of the awards computed in accordance with financial accounting standards.

(d)	As a result of his termination of employment, Mr. Spendlove forfeited this performance phantom unit award.

Outstanding Equity Awards at 2014 Fiscal Year End

The following table sets forth the outstanding equity awards of our NEOs at the end of 2014. There have been no issuances of options to purchase our units.

	Equity Awards
Name	Grant Date	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Units, Units or Other Rights That Have Not Vested (a) (b)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units, Units or Other Rights That Have Not Vested (a) (b)
Gregory J. Goff	2/7/2014	—	$—	28,216	$1,712,641
	2/8/2013			39,000	2,449,493
Phillip M. Anderson	2/7/2014			3,136	190,347
	2/8/2013			5,000	314,038
Steven M. Sterin	n/a	—	—	—	—
Charles S. Parrish	2/7/2014			3,136	190,347
	2/8/2013			5,000	314,038
Former Executives G. Scott Spendlove	2/8/2013			3,333	209,337
Rick D. Weyen	2/7/2014			1,756	106,585
	2/8/2013			3,000	188,423
____________

(a)
These awards represent performance phantom units, which provide the right to receive a number of common units at the end of the performance period depending upon our achievement of relative total unitholder return against a defined performance peer group. The closing price of our common units on December 31, 2014 of $58.85, as reported on the NYSE, was used to calculate the market value of the unvested unit awards.

(b)
These awards represent TLLP performance phantom units, which are the right to receive a number of common units at the end of the performance period depending on our achievement of relative total unitholder return against a defined performance peer group. Each award will vest at the end of the relevant performance period, subject to performance. For each award, the number of unvested units and the payout values shown assume a payout at target; for all such awards, the payout value also includes any outstanding distribution equivalent rights that will be paid to the executive once both the award has vested and the payout results have been certified by the TLGP Board of Directors. The performance period for each award, as well as the amount of outstanding distribution equivalent rights included in the payout value is shown for each of the executives below:

	Dividend Equivalent Rights Accrued as of 12/31/2014 ($)
Name	TLPP Performance Phantom Units Granted February 2014 (Performance Period of 1/1/2014-12/31/2016)	TLPP Performance Phantom Units Granted February 2013 (Performance Period of 1/1/2013-12/31/2015)
Goff	52,129	154,343
Anderson	5,794	19,788
Sterin	—	—
Parrish	5,794	19,788
Spendlove	*	13,190
Weyen	3,244	11,873
____________

*	Mr. Spendlove forfeited this award and the related distribution equivalent rights upon termination of his employment.

Option Exercises and Stock Vested in 2014

The following table reflects the aggregate value realized by the NEOs for phantom units that vested in 2014. We have not granted any options to purchase our units.

	Unit Awards
Name	Number of Units Acquired on Vesting (a)	Value Realized on Vesting (b)
Gregory J. Goff	26,181	$1,579,565
Phillip M. Anderson	8,507	530,265
Steven M. Sterin	—	—
Charles S. Parrish	4,364	263,291
Former Executives G. Scott Spendlove	3,880	234,090
Rick D. Weyen	—	—
____________

(a)
Reflects the vesting of one-third of the service phantom units granted to Mr. Anderson in May 2011 along with the payout of the performance phantom units that were granted in February 2012 for Messrs. Goff, Anderson, Spendlove and Parrish.

(b)
The value realized for the service phantom units was calculated using the closing price of our common units on May 16, 2014, the vesting date, multiplied by the number of units that vested. This amount also includes the value of tandem distribution equivalent rights to receive an amount equal to all or a portion of the cash distributions made on the vested units during the vesting period. Of the amounts realized, the amounts paid in distribution equivalent rights to Mr. Anderson upon vesting were $6,629. The value realized on the payout of the performance phantom units was calculated based on the number of units granted multiplied by the performance payout factor approved by our general partner’s Board of Directors on January 22, 2014 and then multiplied by the closing price of the common units on that date. Of the amounts realized for the performance phantom units payout, the amounts paid in distribution equivalent rights to the NEOs were: Mr. Goff, $148,512; Mr. Anderson, $41,256; Mr. Parrish, $24,755; and Mr. Spendlove, $22,009.

Pension Benefits in 2014

The estimated pension benefits provided under the Tesoro Corporation Retirement Plan (the “Retirement Plan”) and the Restoration Retirement Plan for our NEOs are set forth below.

Name	Plan Name	Years of Credited Service (a)	Present Value of Accumulated Benefit (b)	Payments during last fiscal year
Gregory J. Goff	— (c)	— (c)	$ — (c)	$ — (c)
Phillip M. Anderson	Tesoro Corporation Retirement Plan	12	502,383	—
	Restoration Retirement Plan	12	677,126	—
Steven M. Sterin	— (c)	— (c)	— (c)	— (c)
Charles S. Parrish	— (c)	— (c)	— (c)	— (c)
Former Executives G. Scott Spendlove	— (c)	— (c)	— (c)	— (c)
Rick D. Weyen	Tesoro Corporation Retirement Plan	30	683,632	—
	Restoration Retirement Plan	30	1,225,224	—
____________

(a)
Due to a freeze of credited service as of December 31, 2010, credited service values for the Tesoro Corporation Retirement Plan are less than actual service values.  Credited service is used to calculate the Final Average Pay portion of the Retirement Plan benefit. The Cash Balance portion of the retirement benefit that went into effect on January 1, 2011 does not utilize credited service.

(b)
The present values of the accumulated plan benefits are equal to the value of the retirement benefits at the earliest unreduced age for each plan using the assumptions used as of December 31, 2014 for financial reporting purposes.  These assumptions include a discount rate of 4.05%, a cash balance interest crediting rate of 3.05%, the use of the RP-2014 Mortality Table with generational mortality improvements in accordance with Scale MP-2014 and for the Tesoro Corporation Retirement Plan, that each employee will elect a lump sum payment at retirement using an interest rate of 4.05% and the PPA 2015 Mortality Table. The Partnership reimburses Tesoro for the pension expense that is allocated to us for employees of our general partner. During 2014, the portion of each NEO’s pension expense was allocated to us based on their service to us as follows: 100% for Mr. Anderson and 90% for Mr. Weyen. However, the amounts reflected in the above table represent the full present value of the accumulated benefit for Mr. Weyen.

(c)
No portion of the compensation expense for retirement benefits to Messrs. Goff, Sterin, Parrish and Spendlove is allocated to us. The $6 million annual administrative fee under the Amended Omnibus Agreement covers a variety of services provided to TLLP by Tesoro and no portion is specifically allocated to services provided by these individuals to TLLP.

A description of the retirement or pension benefit plans in which our NEOs participate is set forth below.

Tesoro Corporation Retirement Plan (the “Retirement Plan”)
Short Description
A tax-qualified pension plan with a monthly retirement benefit made up of two components:
- a Final Average Pay (FAP) benefit for service through December 31, 2010, and
- a Cash Balance account based benefit for service after December 31, 2010
The final benefit payable under the Retirement Plan is equal to the value of the sum of both the FAP and the Cash Balance components on the participant’s benefit commencement date.

FAP Benefit (through 12/31/2010)
- 1.1% of final average compensation for each year of service through December 31, 2010, plus 0.5% of average compensation in excess of the Social Security Covered Compensation limit for each year of service through December 31, 2010 up to 35 years

- Final average compensation is the monthly average of compensation (including base pay plus bonus but limited to the maximum compensation and benefit limits allowable for qualified plans under the Internal Revenue Code) over the consecutive 36-month period in the last 120 months preceding retirement that produces the highest average.

Cash Balance Benefit (after 12/31/2010)
For service after 2010, participants earn pay and interest credits:

- Pay credits are determined based on a percentage of eligible pay at the end of each quarter ranging from 4.5% to 8.5% of pay based on a participant’s age at the end of each quarter

- Interest is credited quarterly on account balances based on a minimum of 3%, the 10-Year Treasury Bonds or the 30-Year Treasury Bonds, whichever is higher.

Timing of Benefit Payments
Generally payable the first day of the month following the attainment of age 65 and the completion of at least 3 years of service

Early Retirement:

- If a participant qualifies for early retirement (age 50 with service plus age greater than or equal to 80, which is referred to as “80-point early retirement,” or age 55 with 5 years of service, which is referred to as “regular early retirement”), the FAP benefit component will be reduced by a subsidized early retirement factor prior to age 65. Under the 80-point early retirement definition, the FAP benefit component may be paid at age 60 without reduction or earlier than age 60 with a reduction of 5% per year for each year the age at retirement is less than 60. Under the regular early retirement definition, the FAP benefit component may be paid at age 62 without reduction or earlier than age 62 with a reduction of approximately 7.14% per year for each year prior to age 62. If an employee does not qualify for early retirement upon separation from service, they will be eligible for an actuarially equivalent FAP benefit based on their age at the date the benefit is paid without an early retirement subsidy.

- The Cash Balance benefit component for service after 2010 is always based on the actual balance of the cash balance account as of the payment date and is not subject to any reduction for payment prior to normal retirement.

As of the end of fiscal 2014,
- Mr. Weyen meets the regular early retirement criteria
- Mr. Anderson is eligible to receive a payment under the Retirement Plan without an early retirement subsidy for the FAP portion of the benefit

Tesoro Corporation Restoration Retirement Plan
Short Description
A non-qualified plan designed to restore the benefit which is not provided under the qualified Retirement Plan due to compensation and benefit limitations imposed under the Internal Revenue Code.

If any of the NEOs terminate employment prior to becoming eligible for a benefit under either the ESP or SERP, as applicable, and after attaining three years of service credit, they will receive a supplemental pension benefit under this plan

Benefit Formula
Provides a benefit equal to the difference between the actual qualified Retirement Plan benefit paid to the participant, and the benefit that would have otherwise been paid to the participant under the Retirement Plan, without regard to certain Internal Revenue Code limits

Death and Disability Benefits
Provides for certain death and disability benefits in the same manner as provided in the qualified Retirement Plan. Generally, the death benefit provides an equivalent FAP benefit and full Cash Balance account value as of the date of death. The disability benefit provides continued benefit accruals during the period of disability up to age 65.

As of December 31, 2014, the present value of these death and disability benefits were as follows: Mr. Anderson -- $495,851 for death and $718,016 for disability; Mr. Weyen -- $1,237,658 for death and $821,036 for disability. The Partnership would reimbursement Tesoro for any such expense that was allocated to us during each NEO’s service to the Partnership as follows: 100% for Mr. Anderson and 90% for Mr. Weyen.

Nonqualified Deferred Compensation in 2014

The following table sets forth information regarding the contributions to and year-end balances under Tesoro Corporation Executive Deferred Compensation Plan for the NEOs in 2014. Pursuant to the terms of the Amended Omnibus Agreement, a portion of the expense related to this plan is allocated to us by Tesoro. The allocated expense, if any, for each of Messrs. Anderson and Weyen is included in the All Other Compensation column of the Summary Compensation Table. The value of an employee’s balance shown below may be tied significantly to contributions made prior to the time such employee began providing services to the Partnership and is not reflective of the expenses allocated to us. We are not allocated any portion of the expense for Messrs. Goff, Sterin, Parrish and Spendlove.

Name	Executive Contributions in Last Fiscal Year (a)	Registrant Contributions in Last Fiscal Year (b)	Aggregate Earnings in Last Fiscal Year (c)	Aggregate Withdrawals/Distributions	Aggregate Balance at Last Fiscal Year-End
Gregory J. Goff	$—	$—	$—	$—	$—
Phillip M. Anderson	—	2,170	—	—	2,886
Steven M. Sterin	—	—	—	—	—
Charles S. Parrish	—	—	—	—	—
Former Executives G. Scott Spendlove	—	—	—	—	—
Rick D. Weyen	11,908	6,791	3,472	—	71,700
____________

(a)	The amounts shown include amounts reflected in the base salary column of the Summary Compensation Table for Mr. Weyen.

(b)	The amounts shown include amounts reflected in the All Other Compensation column of the Summary Compensation Table for Messrs. Anderson and Weyen.

(c)
The amounts shown reflect the change in the market value pertaining to the investment funds in which the NEOs have chosen to invest their contributions and the company’s contribution under the Tesoro Corporation Executive Deferred Compensation Plan.

Tesoro Corporation Executive Deferred Compensation Plan (“EDCP”)
Short Description
Provides executives and key management personnel (including our NEOs) the opportunity to make additional pre-tax deferrals capped under our qualified 401(k) plan (“Thrift Plan”), due to salary and deferral limitations imposed under the Internal Revenue Code and as an additional resource for tax planning.

Participant Contributions	Participants may elect to defer up to 50% of their base salary and/or up to 100% of their annual bonus compensation after FICA tax deductions.
Company Contributions
We will match the participant’s base salary contributions dollar-for-dollar up to 4% of eligible earnings above the IRS salary limitation (i.e., $260,000 for 2014).

Participants that are eligible for supplemental retirement benefits under the Executive Security Plan are eligible to defer compensation under the EDCP, but are not eligible for the matching provisions of the EDCP.

The EDCP also permits us to make discretionary contributions to participants’ accounts from time to time in amounts and on terms as we may determine. No such additional discretionary contributions have been made on behalf of any of our NEOs’ accounts to date

Vesting	A participant will vest in our matching contributions upon the completion of three years of service.

2014 Potential Payments Upon Termination or Change-in-Control

The following tables reflect the estimated amount of compensation for each of the NEOs upon certain termination events. Such compensation is in addition to the pension benefits for Messrs. Anderson and Weyen, including certain termination-related pension benefits, described under the heading “Pension Benefits in 2014.” The amounts shown below assume that the applicable termination occurred as of December 31, 2014 and are based on the agreements and arrangements in place on such date. The actual payments an executive would be entitled to may only be determined based upon the actual occurrence and circumstances surrounding the termination. The compensation and benefits (excluding their equity awards granted by the Partnership) for Messrs. Goff, Sterin and Parrish would be paid (and, prior to his termination, the compensation and benefits to Mr. Spendlove would have been paid) by Tesoro and not the Partnership under these termination scenarios. Below are the assumptions used in determining the estimated payments upon various termination scenarios.

Messrs. Anderson and Weyen are eligible for certain benefits under their management stability agreements in the event of a termination without “Cause,” a resignation with “Good Reason,” or a “Termination following a change-in Control” in the event of a termination without cause or by the NEO with good reason within two years following a change-in-control (with such terms as defined in such agreements).

Name	Scenario	Severance ($)	Accelerated Equity Vesting ($)	Retirement Benefits ($)	Health Benefits ($)	Total ($)
Goff	w/o Cause or w/Good Reason	—	513,792	—	—	513,792
	Term. after Change-in-Control	—	4,162,133	—	—	4,162,133
	Retirement or Voluntary Term.	—	—	—	—	—
	Death	—	4,162,133	—	—	4,162,133
	Disability	—	4,162,133	—	—	4,162,133
	w/Cause	—	—	—	—	—
Anderson	w/o Cause or w/Good Reason	—	57,104			57,104
	Term. after Change-in-Control	1,617,103	504,385	173,574	44,540	2,339,602
	Retirement or Voluntary Term.	—	—	—	—	—
	Death	—	504,385	—	—	504,385
	Disability	—	504,385	—	—	504,385
	w/Cause	—	—	—	—	—
Sterin	w/o Cause or w/Good Reason	—	—	—	—	—
	Term. after Change-in-Control	—	—	—	—	—
	Retirement or Voluntary Term.	—	—	—	—	—
	Death	—	—	—	—	—
	Disability	—	—	—	—	—
	w/Cause	—	—	—	—	—
Parrish	w/o Cause or w/Good Reason	—	57,104	—	—	57,104
	Term. after Change-in-Control	—	504,385	—	—	504,385
	Retirement or Voluntary Term.	—	57,104	—	—	57,104
	Death	—	504,385	—	—	504,385
	Disability	—	504,385	—	—	504,385
	w/Cause	—	—	—	—	—
Weyen	w/o Cause or w/Good Reason	—	31,975	—	—	31,975
	Term. after Change-in-Control	1,056,194	295,007	157,790	39,948	1,548,939
	Retirement or Voluntary Term.	249,164	31,975	—	—	281,139
	Death	—	295,007	—	—	295,007
	Disability	—	295,007	—	—	295,007
	w/Cause	—	—	—	—	—

•
Accrued Benefits. Messrs. Anderson and Weyen would be entitled to the following accrued benefits: any accrued but unpaid base salary to the date of termination; any accrued but unpaid expenses; any unused vacation pay; any unpaid bonuses for a prior period to which they are entitled per the incentive compensation program; and any other benefits to which they are entitled. The Partnership’s portion of these benefits will be 100% for Mr. Anderson and 90% for Mr. Weyen.

•	Severance.

◦
Termination With a Change-in-Control. Pursuant to their management stability agreements for Messrs. Anderson and Weyen, in the event of a termination by Tesoro without cause or by the NEO with good reason within two years following a change-in-control of Tesoro Corporation (which would result in a change-in-control of our general partner and the Partnership), Messrs. Anderson and Weyen will receive a multiple of two times of their base salary and target annual bonus as well as a pro-rated bonus for the year of termination. Their severance amount (excluding the pro-rated bonus, as applicable) will be paid in a lump sum after their termination. The Partnership’s portion of the severance, as reflected in the table, is 100% for Mr. Anderson and 90% for Mr. Weyen. These benefits would not be payable in the case of a change-in-control of the Partnership that did not also constitute a change-on-control of Tesoro Corporation.

◦
Retirement or Voluntary Termination. Pursuant to the terms of Tesoro’s annual incentive program, upon retirement for any reason on or after June 30 of the applicable year, Mr. Weyen will receive a pro-rated bonus for the year of termination since he is retirement eligible. The Partnership’s portion of such incentive compensation payments, as reflected in the table, is 90%. Mr. Anderson will not receive a pro-rated bonus since he is not retirement eligible.

•	Accelerated Equity Vesting.

◦
Involuntary Termination Without Cause. Pursuant to the award agreements, Messrs. Goff, Anderson, Parrish and Weyen worked a minimum of twelve months during the performance period, as applicable, they will receive a pro-rated payout of their TLLP performance phantom units based on actual performance at the end of the performance period and will be paid the accumulated distribution equivalent rights on those units.

◦
Termination With a Change-in-Control. Pursuant to the award agreements, each NEO will be 100% vested in all equity awards. Messrs. Goff, Anderson, Parrish and Weyen will vest in their performance phantom units at target and will be paid the accumulated distribution equivalent rights accumulated on those units.

◦
Retirement or Voluntary Termination. Pursuant to the award agreements, since Messrs. Parrish and Weyen are retirement eligible, they will receive a pro-rated award of their performance phantom units based on the actual performance at that the end of the performance period along with the accumulated distribution equivalent rights. Messrs. Goff and Anderson will forfeit all unvested performance phantom awards, along with the accumulated distribution rights, since they are not retirement eligible.

Death and Disability. Pursuant to the award agreements, each NEO will be 100% vested in all equity awards. Messrs. Goff, Anderson, Parrish and Weyen will vest in their performance phantom units at target and will be paid the accumulated distribution equivalent rights accumulated on those units.

•	Retirement Benefits.

◦
Termination With a Change-in-Control. Pursuant to their management stability agreements, Messrs. Anderson and Weyen will receive two additional service credits under the current non-qualified supplemental pension plans. The Partnership’s portion, as reflected in the table, is 100% for Mr. Anderson and 90% for Mr. Weyen. These benefits would not be payable in the case of a change-in-control of the Partnership that did not also constitute a change-in-control of Tesoro Corporation.

•	Health Coverage.

◦
Termination With a Change-in-Control. Pursuant to their management stability agreements, Messrs. Anderson and Weyen will receive health and welfare coverage for two years. The Partnership’s portion, as reflected in the table, is 100% for Mr. Anderson and 90% for Mr. Weyen. These benefits would not be payable in the case of a change-in-control of the Partnership that did not also constitute a change-in-control of Tesoro Corporation.

Compensation to Mr. Spendlove. Pursuant to the terms of Tesoro’s Executive Severance and Change-in-Control Plan, upon Mr. Spendlove’s cessation of employment effective August 31, 2014, Mr. Spendlove received certain compensation payments from Tesoro. As Mr. Spendlove worked a minimum of twelve months during the performance period, as applicable, he will receive a pro-rated payout of his TLLP performance phantom units granted during 2012 and 2013 based on actual performance at the end of the performance period along with the accrued cash dividend equivalents and accumulated distribution equivalent rights, respectively. As Mr. Spendlove did not work a minimum of twelve months during the performance period, he forfeited his TLLP performance phantom unit awards granted in 2014 along with accumulated distribution equivalent rights.

Risk Considerations in Our Compensation Programs

In July 2014, Tesoro’s management, in consultation with the independent consultant to Tesoro Corporation’s Compensation Committee, performed an assessment of the risk associated with Tesoro’s compensation programs. Tesoro’s 2014 assessment included an evaluation of TLLP’s compensation framework. In October 2014, management reviewed with the Chairman of the Board and independent directors of our general partner the portion of the analysis relating to management’s assessment of our general partner’s employees, including executives, and discussed the concept of risk as it relates to our compensation programs. The assessment and discussions concluded the following:

•	An appropriate pay philosophy and market comparisons support business objectives.

•	Programs appropriately balance fixed compensation with short-term and long-term variable compensation such that no single pay element would motivate employees to engage in excessive risk taking.

•	The characteristics of our annual incentive program design do not lend themselves to excessive risk taking because we base annual incentive awards on:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership by Directors and Executive Officers

The following table shows the beneficial ownership of our units reported to us as of February 18, 2015, including units as to which a right to acquire ownership exists within the meaning of Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for each director, the NEOs, and our current directors and executive officers as a group.

•	The ownership shown below includes common units underlying phantom units held by our directors and executive officers that vest within 60 days of February 18, 2015.

•	Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the common units listed.

•
As of February 18, 2015, there were 80,155,850 common units outstanding (including 28,181,748 common units held by Tesoro Corporation and its affiliates). This table does not include (1) the 1,631,448 general partner units held by Tesoro Logistics GP, LLC

•	None of our executive officers or directors hold general partner units.

•
No director, NEO or executive officer beneficially owns more than 1% of our common units. Furthermore, the current directors and executive officers as a group do not own more than 1% of our common units.

	Aggregate Number of Units Beneficially Owned	Additional Information
Gregory J. Goff	53,526
Phillip M. Anderson	21,471
Raymond J. Bromark	9,190	Includes 1,108 units underlying phantom units
Keith M. Casey	—
James H. Lamanna	8,328	Includes 1,108 units underlying phantom units
Thomas C. O’Connor	13,955	Includes 1,108 units underlying phantom units
Charles S. Parrish	8,913
Steven M. Sterin	—
Former Executives
G. Scott Spendlove	8,499
Mr. Spendlove ceased to be affiliated with Tesoro, TLLP or our general partner effective August 31, 2014. His beneficial ownership is as of such date (being the date of his last known unit balance) plus any net shares paid in settlement of equity awards since such date.

Rick D. Weyen	4,000
All Current Directors and Executive Officers as a Group (11 individuals)	119,860	Does not include shares beneficially owned by Messrs. Spendlove or Weyen, who were no longer executive officers as of February 18, 2015.

The following table shows the beneficial ownership of common stock of Tesoro Corporation reported to us as of February 18, 2015, including shares as to which a vested right to acquire ownership exists (for example, through the exercise of stock options) within the meaning of Rule 13d-3(d)(1) under the Exchange Act and shares credited to accounts under Tesoro’s Thrift Plan, for each director, the NEOs, and our current directors and officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of our common stock listed. As of February 18, 2015, there were 125,681,213 shares of Tesoro common stock outstanding. No director, NEO or executive officer owns more than 1% of Tesoro’s common stock; furthermore, the directors, NEOs and executive officers as a group do not own more than 1% of Tesoro’s common stock.

	Aggregate Number of Shares Beneficially Owned	Additional Information
Gregory J. Goff	673,927	Includes 151,513 shares underlying stock options and 582 shares credited under the Tesoro Corporation Thrift Plan
Phillip M. Anderson	7,500	Includes 1,666 shares credited under the Tesoro Corporation Thrift Plan
Raymond J. Bromark	—
Keith M. Casey	8,891	Includes 5,150 shares of restricted stock that remain subject to vesting requirements
James H. Lamanna	—
Thomas C. O’Connor	—
Charles S. Parrish	188,264	Includes 79,800 shares underlying stock options
Steven M. Sterin	6,253	Restricted stock that remains subject to vesting requirements
Former Executives
G. Scott Spendlove	89,632
Mr. Spendlove ceased to be employed by Tesoro or affiliated with TLLP and its general partner effective August 31, 2014. His beneficial ownership is as of such date (being the date of his last known stock balance) plus any net shares paid in connection with the vesting of equity awards and 8,160 shares credited under the Tesoro Corporation Thrift Plan.

Rick D. Weyen	31,243	Includes 21,900 shares underlying stock options and 2,904 shares credited under the Tesoro Corporation Thrift Plan
All Current Directors and Executive Officers as a Group (11 individuals)	940,758
Does not include shares beneficially owned by Messrs. Spendlove or Weyen, who were no longer executive officers as of February 18, 2015. Includes 961 shares held in the retirement account of an executive officer’s spouse.

The following table shows the beneficial ownership of common units of QEP Midstream, LP reported to us as of February 18, 2015, including shares as to which a vested right to acquire ownership exists within the meaning of Rule 13d-3(d)(1) under the Exchange Act as for each director, the NEOs, and our current directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the QEPM common units listed. As of February 18, 2015, there were 26,729,240 common units, 26,705,000 subordinated units and 1,090,495 general units of QEPM outstanding. None of our executive officers or directors hold general partner of subordinated units of QEPM. No director, NEO or executive officer owns more than 1% of QEPM’s common units. Furthermore, the current directors and executive officers as a group do not own more than 1% of QEPM’s common units.

	Aggregate Number of Shares Beneficially Owned	Additional Information
Gregory J. Goff	—
Phillip M. Anderson	—
Raymond J. Bromark	—
Keith M. Casey	—
James H. Lamanna	—
Thomas C. O’Connor	—
Charles S. Parrish	—
Steven M. Sterin	—
Former Executives
G. Scott Spendlove	—
Rick D. Weyen	—
All Current Directors and Executive Officers as a Group (11 individuals)	1,600
Does not include units that may be beneficially owned by Mr. Spendlove, who ceased to be employed by Tesoro effective August 31, 2014. Shares reported are indirectly held by an executive officer’s child.

Security Ownership by Certain Beneficial Owners

The following table sets forth information from filings made with the SEC as to each person or group who as of December 31, 2014 (unless otherwise noted) beneficially owned more than 5% of our outstanding units or more than 5% of any class of our outstanding units.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Common Units	Percent of Common Units (a)	Number of General Partner Units	Percent of General Partner Units (a)	Percent of Total Units (a)
Tesoro Corporation (b) 19100 Ridgewood Parkway San Antonio, Texas 78259	28,181,748	35.2%	1,631,448	100%	36.5%
Tortoise Capital Advisors, LLC (c) 11550 Ash Street, Suite 300 Leawood, Kansas 66211	8,671,400	10.8%	—	—	10.6%
OppenheimerFunds, Inc. (d) Two World Financial Center 225 Liberty Street New York, NY 10281	4,789,061	6.0%	—	—	5.9%
_______________

(a)	As of December 31, 2014, there were 80,125,930 common units and 1,631,448 general partner units outstanding, for an aggregate of 81,757,378 units.

(b)
As of both December 31, 2014 and February 18, 2015, Tesoro Corporation directly held 15,620,925 common units; limited partner units were also held by affiliates of Tesoro Corporation, as follows: Tesoro Refining & Marketing Company LLC directly held 8,067,981 common units, Tesoro Alaska Company LLC directly held 571,065 common units and Tesoro Logistics GP, LLC directly held 3,921,777 common units and 1,631,448 general partner units. Tesoro Corporation is the ultimate parent company of each such entity and may, therefore, be deemed to beneficially own the units held by each such entity. Tesoro Corporation files information with, or furnishes information to, the Securities and Exchange Commission pursuant to the information requirements of the Securities Exchange Act of 1934, as amended.

(c)
According to Amendment No. 5 to a Schedule 13G filed with the SEC on February 10, 2015, Tortoise Capital Advisors has sole voting power with regard to 39 of our common units, shared voting power with regard to 7,952,335 of our common units, sole investment power with respect to 39 of our common units and shared investment power with regard to 8,671,361 of our common units.

(d)	According to Amendment No. 1 to a Schedule 13G filed with the SEC on February 10, 2015, OppenheimerFunds, Inc. has shared voting and investment power with regard to 4,789,061 of our common units.

Equity Compensation Plan Information
The following table summarizes, as of December 31, 2014, certain information regarding Tesoro Logistics GP, LLC’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants And Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (c)
Equity Compensation plans approved by security holders	—		—
Equity compensation plans not approved by security holders (d)	322,792		337,342
Total	322,792		337,342
_________

(a)
The amounts in column (a) of this table reflect only phantom units that have been granted under the Tesoro Logistics LP 2011 Long-Term Incentive Plan (the “LTIP”). No unit options have been granted. Each phantom unit shown in the table represents a right to receive (upon vesting and payout) a specified number of our common units. Vesting and payout may be conditioned upon achievement of pre-determined performance objectives (typically total unitholder return over a defined period) or conditioned only upon continued service with us and our affiliates. For illustrative purposes, the maximum payment (i.e., a 200% ratio) provided by the provisions of the award agreements has been assumed for vesting and payout of performance-related grants.  Payment at target levels (i.e., a 100% ratio) would result in 201,548 units to be issued and 458,586 units remaining available for future issuance.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

As of February 18, 2015, Tesoro owns 28,181,748 common units and 1,631,448 general partner units, representing an approximately 36.5% interest in us, including the 2% general partner interest. Tesoro also holds incentive distribution rights. Transactions with Tesoro and its affiliated entities are considered to be related party transactions because Tesoro and its affiliates own more than 5% of our equity interests; in addition, Messrs. Goff, Casey, Sterin and Parrish serve (and until August 31, 2014, Mr. Spendlove served) as executive officers of both Tesoro and our general partner.

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

Distributions, Additional Equity Investment and Penalty Reimbursement

We make cash distributions to our unitholders, including to Tesoro as the direct and indirect holder of an aggregate 28,181,748 common units, as well as a 2% general partner interest. If distributions exceed the minimum quarterly distribution and other higher target distribution levels, the general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level. During 2014, we distributed approximately $52 million to Tesoro with respect to common and subordinated units and approximately $35 million with respect to the general partner interest (including incentive distribution rights).

In October 2014, Tesoro invested an additional $500 million in our common units as part of our equity offering to finance the acquisition of QEP Field Services, LLC. Tesoro received 8,700,191 common units at the public offering price.

In September 2014, Tesoro paid us $7 million for premiums we incurred as a result of the early redemption of $130 million of our 5.875% senior notes due 2020. Tesoro had determined that this payment was preferable to the other potential payments that would be required if we had paid a similar amount of borrowings under our revolving credit facility, which borrowings were used to finance the West Coast Logistics Asset Acquisition, as discussed below.

Since we acquired QEPM in December 2014, we did not receive any distributions from QEPM during 2014.

Purchase and Sale Transactions

West Coast Logistics Asset Acquisition

On June 23, 2014, we entered into an agreement with Tesoro pursuant to which we acquired certain terminalling and pipeline assets (the “West Coast Logistics Assets”) owned by Tesoro and two of its subsidiaries, Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC in exchange for total consideration of $270 million, comprised of approximately $243 million in cash and issuance of equity to Tesoro with a fair value of $27 million. The equity was comprised of 370,843 common units and 8,856 general partner units.

We effected the acquisition July 1, 2014 with respect to a truck terminal and storage tanks, located in Nikiski, Alaska; a truck terminal, rail loading and unloading facility, and storage tanks, all located at our refinery in Anacortes, Washington; and a truck terminal and rail loading and unloading facility, all located at our refinery in Martinez, California. We completed the remaining portion of such acquisition effective September 30, 2014 with respect to all of the membership interests in Tesoro’s wholly-owned subsidiary Tesoro Alaska Pipeline Company LLC, which owns an approximately 70-mile long common carrier refined products pipeline connecting Tesoro’s Kenai refinery to Anchorage, Alaska.

Commercial and Other Agreements

We have entered into various long-term, fee-based commercial agreements with Tesoro under which we provide various pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products. Except for our trucking transportation services agreements, the commercial agreements generally have ten year initial terms. We believe the terms and conditions under these agreements, as well as our other agreements with Tesoro described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. Descriptions of the services we provide Tesoro under these commercial agreements and the approximate expense recognized by Tesoro and related revenue recognized by the Partnership under these categories of agreements in 2014 are as follows:

•
High Plains Pipeline gathering and trucking ($105 million) - a pipeline transportation services agreement for gathering and transporting crude oil on our High Plains System, as well as a crude oil trucking transportation services agreement for trucking related services and storage at the Bakken Area Storage Hub

•
Terminalling Use, Services and Throughput ($276 million) - agreements for berth access, terminal use and services, storage and throughput at TLLP’s marine terminals, storage and marketing terminals and similar facilities, including the Martinez Terminaling Agreement, the Nikiski Terminaling Agreement and the Anacortes Terminaling Agreement for terminalling and storage services at the terminals acquired in the West Coast Logistics Assets Acquisition; and the Anacortes Storage Service Agreement for storage services with respect to the tanks at the Anacortes facility acquired in the West Coast Logistics Assets acquisition;

•
Pipeline Transportation Services ($61 million) - pipeline transportation services agreements for transporting crude oil, refined products and other commodities on our short-haul pipeline systems in Salt Lake City and Los Angeles, a pipeline system in Los Angeles, and a regulated common carrier refined products pipeline system connecting Tesoro’s Kenai refinery to Anchorage, included in the West Coast Logistics Assets acquisition.

•
Anacortes Rail Facility ($25 million) - a track use and throughput agreement in which Tesoro pays us fees for transporting and offloading crude oil through our Anacortes, Washington rail unloading facility.

•
Carson Coke Lease and Handling ($4 million) - agreements for TRMC to lease the land on which the petroleum coke handling and storage facility resides and for us to provide operational services related to the operation of such facility.

•
Keep-whole Commodity Agreement ($7 million) - agreement between QEPFS LLC and certain of its subsidiaries, (collectively, the “Processors”) and Tesoro. Effective December 2, 2014, following the completion of the Rockies Natural Gas Business Acquisition, we began processing gas for certain producers under “keep-whole” processing agreements. Under a keep-whole agreement, a producer transfers title to the natural gas liquids (“NGLs”) produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. The operating margin for these contracts is determined by the spread between NGL sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). TLLP entered into a five-year agreement with Tesoro, which transfers the commodity risk exposure associated with these keep-whole processing agreements from TLLP to Tesoro (the “Keep-Whole Commodity Agreement”). Under the Keep-Whole Commodity Agreement with Tesoro, Tesoro pays TLLP a processing fee for NGLs related to keep-whole agreements and delivers Shrink Gas to the producers on behalf of TLLP. TLLP pays Tesoro a marketing fee in exchange for assuming the commodity risk. Terms and pricing under this agreement are revised each year.

Our Northwest Products System is a FERC-regulated system and we do not have any contractual agreements with Tesoro related to the use of the system. However, we recorded approximately $12 million in pipeline transportation tariffs from Tesoro with respect to the use of such system in 2014.

Omnibus Agreement

We are party to the Amended Omnibus Agreement with Tesoro and various Tesoro subsidiaries that addresses, among other things, the following matters:

•
our obligation to pay Tesoro an annual corporate services fee, currently in the amount of $6 million, for the provision by Tesoro and its subsidiaries of certain centralized corporate services, as well as our obligation to reimburse Tesoro for all other direct or allocated costs and expenses incurred by Tesoro or its affiliates on our behalf;

•	an agreement from TRMC and Tesoro Alaska Company LLC (“Tesoro Alaska”) not to compete with us under certain circumstances;

•	our right of first offer to acquire certain logistics assets from Tesoro, TRMC and Tesoro Alaska;

•
the indemnification obligations of the parties for certain claims, losses and expenses attributable to certain environmental, title, tax and other liabilities relating to assets contributed by Tesoro and its subsidiaries to us; and

•	the granting of a license from Tesoro to us with respect to use of the Tesoro name and trademark.

So long as Tesoro controls our general partner, the Amended Omnibus Agreement will remain in full force and effect unless mutually terminated by the parties. Tesoro charged us approximately $103 million pursuant to this agreement during 2014.

In addition, Tesoro reimburses the Partnership for certain costs identified in the Amended Omnibus Agreement related to assets included in the acquisitions from Tesoro. A total of $48 million of costs were reimbursed by Tesoro during 2014 pursuant to the agreement.

Secondment and Logistics Services Agreement

Our subsidiaries are party to a Secondment Agreement among TLGP, our subsidiaries, Tesoro Alaska Company LLC, TRMC and Tesoro Companies, Inc. (Tesoro Alaska Company LLC, TRMC and Tesoro Companies, Inc. collectively the “Tesoro Group”) under which the Tesoro Group provides TLLP with certain operational services, such as communications, electricity, software services, security, fire and safety, maintenance and certain environmental services. TLLP and its subsidiaries pay the Tesoro Group an annual service fee for services performed by certain of the Tesoro Group’s field-level employees. Additionally, employees of TLGP may be seconded to Tesoro to provide operational and maintenance services related to certain assets, for which Tesoro reimburses TLGP for the associated costs. Tesoro charged us approximately $4 million and we charged Tesoro approximately $1 million pursuant to this agreement during 2014.

Operational Services Agreement

We were party to an Operational Services Agreement (the “Operational Services Agreement”) among our general partner, our subsidiaries, and the Tesoro Group under which the Tesoro Group provided us pipelines, terminals and storage facilities with certain operational services, such as communications, electricity, software services, security, fire and safety, maintenance and certain environmental services. In addition, TLLP and its subsidiaries paid the Tesoro Group an annual service fee for services performed by certain of the Tesoro Group’s field-level employees. Tesoro charged us approximately $3 million pursuant to this agreement during 2014. On July 1, 2014, the Operational Services Agreement was terminated and replaced by the Secondment Agreement.

Agreement for Construction of Anacortes Truck Rack

TLLP is constructing a new gasoline and diesel truck rack at the site the Anacortes terminal it acquired as part of the West Coast Logistics Assets Acquisition. TLLP has contracted with TRMC to act as general contractor for the project for a total price of $23 million. We paid TRMC approximately $1 million pursuant to this agreement and accrued approximately $17 million during 2014 based on progress to date.

First Amended and Restated Omnibus Agreement of QEP Midstream

QEPM amended and restated its omnibus agreement upon closing of the Rockies Natural Gas Business Acquisition on December 2, 2014 (“QEPM Omnibus Agreement”) to transfer all previous rights and obligations to TLLP and TLGP, as outlined in the QEPM Omnibus Agreement. Under the QEPM Omnibus Agreement, TLLP indemnifies QEPM for certain matters, including legal, environmental, title and tax matters associated with the ownership of the acquired assets at or before the closing of QEPM’s initial offering on August 14, 2013. Under the MIPA, QEP retained responsibility for the title and tax matters prior to December 2, 2014. Additionally, TLGP, together with TLLP, provides services to the Partnership pursuant to the First Amended and Restated Omnibus Agreement (the “Amended Omnibus Agreement”), entered into in connection with the Rockies Natural Gas Business Acquisition. Pursuant to the agreement, during December 2014, TLGP charged QEPM $1 million which was mostly owed to TLLP.

Condensate Sales Agreements

QEPM and QEPFS have a fixed price condensate purchase agreement, which requires QEPM to sell and QEPFS to purchase all of the condensate volumes collected on QEPM’s gathering systems at a fixed price of $85.25 per barrel of product over a primary term of five years. In December 2014, QEPM’s condensate sales to QEPFS were $1 million.

Affiliate Credit Agreement

Under the unsecured affiliate credit agreement between QEPFS and QEPM (“Affiliate Credit Agreement”), QEPFS has agreed to provide revolving loans and advances to QEPM up to a borrowing capacity of $500 million. The Affiliate Credit Agreement is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes, including distributions. On December 2, 2014, QEPM borrowed $230 million under the Affiliate Credit Agreement and subsequently made a payment of $20 million. As of December 31, 2014, there was $210 million owed to QEPFS under the Affiliate Credit Agreement, which amount was eliminated upon consolidation of TLLP.

Director Independence

See “Director Independence” in Item 10.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has selected Ernst & Young LLP (“EY”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2015. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change would be in the best interests of us and our unitholders.

Audit Fees for 2014 and 2013

The following table presents fees billed for the years ended December 31, 2014 and 2013, for professional services performed by EY (in thousands).

	2014	2013
Audit Fees (a)	$1,765	$908
Audit-Related Fees (b)	—	110
Tax Fees	—	—
All Other Fees	—	—
Total	$1,765	$1,018
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

(b)	Fees for audit-related services related to the audit of acquired businesses required for SEC Regulation S-X 3-05 purposes.

In accordance with the Audit Committee charter, all audit and permitted non-audit services performed by EY in 2013 and 2014 were pre-approved by the Audit Committee. The Audit Committee’s pre-approval procedures provide for pre-approval of specifically described audit, audit-related and tax services by the Audit Committee on an annual basis as long as the Audit Committee is informed of each service and the services do not exceed certain pre-established thresholds. The procedures also authorize the Audit Committee to delegate to the Chairman of the Audit Committee pre-approval authorization with respect to audit and permitted non-audit services; any such services that are approved by the Audit Committee Chairman must be ratified at the next regularly scheduled meeting of the Audit Committee.

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

2.6
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

2.7
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

2.8
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
2.9
Asset Sale and Purchase Agreement by and between Tesoro Logistics Operations LLC and Northwest Terminalling Company dated as of December 6, 2012 (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on December 11, 2012, File No. 1-35143).

2.10
Asset Sale and Purchase Agreement by and between Tesoro Logistics Northwest Pipeline LLC and Chevron Pipe Line Company dated as of December 6, 2012 (incorporated by reference herein to Exhibit 2.2 to the Partnership’s Current Report on Form 8-K filed on December 11, 2012, File No. 1-35143).

2.11
Amendment to Northwest Products System - Terminal Interests Asset Sale and Purchase Agreement by and between Tesoro Logistics Operations LLC and Northwest Terminalling Company, dated as of March 28, 2013 (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on April 1, 2013, File No. 1-35143).

2.12
Amendment to Northwest Products Pipeline System Asset Sale and Purchase Agreement by and between Tesoro Logistics Northwest Pipeline LLC and Chevron Pipe Line Company, dated as of March 28, 2013 (incorporated by reference herein to Exhibit 2.2 to the Partnership’s Current Report on Form 8-K filed on April 1, 2013, File No. 1-35143).

2.13
Agreement Concerning Northwest Products System Asset Sale and Purchase Agreements among Chevron Pipe Line Company, Northwest Terminalling Company, Tesoro Logistics Northwest Pipeline LLC and Tesoro Logistics Operations LLC, dated as of May 17, 2013 (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on May 20, 2013, File No. 1-35143).

2.14
Membership Interest Purchase Agreement, dated as of October 19, 2014, between Tesoro Logistics LP and QEP Field Services Company (incorporated by reference herein from Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on October 20, 2014, File No. 1-35143).

2.15
Amendment No. 1 to Membership Interest Purchase Agreement, dated as of December 2, 2014, between Tesoro Logistics LP and QEP Field Services Company (incorporated by reference herein from Exhibit 2.2 to the Partnership’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-35143).

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

3.4
Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Tesoro Logistics LP, dated as of December 2, 2014, entered into and effectuated by Tesoro Logistics GP, LLC (incorporated by reference herein from Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-35143).

3.5
Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of July 1, 2014, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company LLC, and Tesoro Logistics GP, LLC (incorporated by reference herein from Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

3.6
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

Exhibit Number	Description of Exhibit
4.5
Fourth Supplemental Indenture dated as of October 8, 2014, among Tesoro Alaska Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein from Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed on October 31, 2014, File No. 1-35143).

*4.6
Fifth Supplemental Indenture dated as of January 8, 2015, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 5.875% Senior Notes due 2020.

4.7
Indenture, dated as of August 1, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2021 (incorporated by reference herein to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on August 2, 2013, File No. 1-35143).

4.8
First Supplemental Indenture dated as of December 9, 2013, among Tesoro SoCal Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., and U.S. Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2021 (incorporated by reference herein to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on December 12, 2013, File No. 1-35143).

4.9
Second Supplemental Indenture dated as of October 8, 2014, among Tesoro Alaska Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 6.125% Senior Notes due 2021 (incorporated by reference herein from Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed on October 31, 2014, File No. 1-35143).

*4.10
Third Supplemental Indenture dated as of January 8, 2015, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 6.125% Senior Notes due 2021.

4.11
Indenture, dated as of October 29, 2014 among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference herein from Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on October 29, 2014, File No. 1-35143).

4.12
Supplemental Indenture, dated as of December 2, 2014, among the Partnership, Tesoro Logistics Finance Corp., QEP Field Services, LLC, the other entities party thereto, and U.S. Bank National Association, as trustee (incorporated by reference herein from Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-35143).

4.13
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

4.14
Joinder Agreement to the Registration Rights Agreement, dated as of December 2, 2014, among QEP Field Services, LLC, and the other entities party thereto (incorporated by reference herein from Exhibit 4.2 to the Partnership’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-35143).

10.1
Second Amended and Restated Credit Agreement, dated as of December 2, 2014, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, L/C issuer and lender, and other lenders party thereto (incorporated by reference herein to Exhibit 10.5 to the Partnership’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-35143).

10.2
Credit Agreement, dated as of December 2, 2014, between QEP Field Services, LLC and QEP Midstream Partners, LP (incorporated by reference herein to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-35143).

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

#10.5
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

#10.7
Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Performance Phantom Unit Agreement (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on February 18, 2015, File No. 1-35143).

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

Exhibit Number	Description of Exhibit
#10.10
Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Phantom Unit Award (Form of non-employee director award used for grants made beginning in 2014) (incorporated by reference herein to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-35143).

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

#10.13
Tesoro Logistics LP 2015 Grant of Performance-Vesting Phantom Units and Tandem DERs Term Sheet (incorporated by reference herein to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on February 18, 2015, File No. 1-35143).

#10.14
Description of 2014 Incentive Compensation Program (incorporated by reference herein to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-35143).

*#10.15	Description of 2015 Incentive Compensation Program

*#10.16	Tesoro Logistics LP Non-Employee Director Compensation Program.

10.17
Third Amended and Restated Omnibus Agreement, dated as of July 1, 2014, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein from Exhibit 10.10 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

*10.18
Amendment No. 1 to the Third Amended and Restated Omnibus Agreement, dated as of February 20, 2015, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC.

10.19
First Amended and Restated Omnibus Agreement, dated as of December 2, 2014, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, QEP Midstream Partners GP, LLC, QEP Midstream Partners, LP and QEP Midstream Partners Operating, LLC (incorporated by reference herein to Exhibit 10.7 to the Partnership’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-35143).

*10.20	QEPM Omnibus Side Agreement, dated as of February 11, 2015, among Tesoro Logistics GP, LLC and Tesoro Logistics LP.

10.21
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

10.22
Amendment No. 1 to Secondment and Logistics Services Agreement, dated as of December 2, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics Operations, LLC, Tesoro Logistics Pipelines LLC, Tesoro High Plains Pipeline Company LLC, Tesoro Logistics Northwest Pipeline LLC, Tesoro Alaska Pipeline Company LLC, QEP Field Services, LLC, QEP Midstream Partners GP, LLC, QEP Midstream Partners Operating, LLC, QEPM Gathering I, LLC, Rendezvous Pipeline Company, LLC and Green River Processing, LLC (incorporated by reference herein from Exhibit 10.8 to the Partnership’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-35143).

10.23
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

10.26
Second Amended and Restated Master Terminalling Services Agreement, dated as of May 3, 2013, among Tesoro Refining and Marketing Company LLC, Tesoro Alaska Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, File No. 1-35143).

10.27
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
10.28
Terminal Expansion Agreement, dated as of February 27, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.21 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-35143).

10.29
Amended and Restated Transportation Services Agreement (Salt Lake City Short-Haul Pipelines), dated as of November 19, 2014, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed on December 15, 2014, File No. 1-35143).

10.30
Salt Lake City Storage and Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.10 to the Partnership’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.31
Terminal Sublease, dated as of April 26, 2011, between Tesoro Alaska Company, as Landlord, and Tesoro Alaska Logistics LLC, as Tenant (incorporated by reference herein to Exhibit 10.11 to the Partnership’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.32
Amorco Marine Terminal Use and Throughput Agreement, effective April 1, 2012, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.33
Amended and Restated Long Beach Berth Access Use and Throughput Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.8 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.34
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

10.36
Long Beach Storage Services Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.11 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.37
Long Beach Pipeline Throughput Agreement (84/86 Pipelines), dated as of December 6, 2013, between the Operating Company and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 10.13 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.38
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

10.43
Ground Lease dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.7 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.44
Right of First Refusal, Option Agreement and Agreement of Purchase and Sale, dated as of November 15, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Partnership’s Current Report on Form 8-K filed on November 15, 2012, File No. 1-35143).

Exhibit Number	Description of Exhibit
10.45
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

10.47
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

10.52
Terminals 2 and 3 Operating Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.7 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.53
Transportation Services Agreement (SoCal Pipelines), dated as of December 6, 2013, between Tesoro Refining & Marketing Company LLC and Tesoro SoCal Pipeline Company LLC (incorporated by reference herein to Exhibit 10.12 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.54
Carson Coke Handling Services Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.14 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.55
Lease Agreement, dated as of December 6, 2013, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.19 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.56
Sublease, dated as of December 9, 2013, by and between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on December 10, 2013, File No. 1-35143).

10.57
Lease, dated as of January 11, 2012, by and between the City of Long Beach and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 2.2 to the Partnership’s Current Report on Form 8-K filed on December 10, 2013, File No. 1-35143).

10.58
Construction Service Agreement - Anacortes Products Terminal, dated as of July 28, 2014 between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed on August 1, 2014, File No. 1-35143).

10.59
Terminalling Services Agreement – Nikiski, dated as of July 1, 2014, among Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.60
Terminalling Services Agreement – Anacortes, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.61
Terminalling Services Agreement – Martinez, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.4 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.62
Storage Services Agreement - Anacortes, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.5 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

Exhibit Number	Description of Exhibit

10.63
Martinez License Agreement, dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.8 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.64
Martinez Rights Agreement, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.9 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.65
Indemnification Agreement, dated as of December 2, 2014, between Tesoro Logistics LP and QEP Field Services Company (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-35143).

10.66
Transition Services Agreement, dated as of December 2, 2014, between Tesoro Logistics LP and QEP Resources, Inc. (incorporated by reference herein to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-35143).

10.67
Guaranty, dated as of December 2, 2014, by QEP Resources, Inc., in favor of Tesoro Logistics LP (incorporated by reference herein to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-35143).

10.68
Intercompany Indemnity, Subrogation and Contribution Agreement, dated as of December 2, 2014, among Tesoro Logistics LP, QEP Midstream Partners, LP, QEP Midstream Partners Operating, LLC, QEPM Gathering I, LLC, Rendezvous Pipeline Company, LLC and Green River Processing, LLC (incorporated by reference herein to Exhibit 10.6 to the Partnership’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-35143).

10.69
Keep-Whole Commodity Fee Agreement, dated as of December 7, 2014, among Tesoro Refining & Marketing Company LLC, QEP Field Services, LLC, QEPM Gathering I, LLC and Green River Processing, LLC (incorporated by reference herein to Exhibit 10.9 to the Partnership’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-35143).

10.70
Form of indemnification agreement between Tesoro Logistics GP, LLC and the independent members of its board of directors(incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on December 15, 2014, File No. 1-35143).

10.71
Form of indemnification agreement between Tesoro Corporation and members of its management who may serve as directors or executive officers of Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K of Tesoro Corporation filed on August 4, 2008, File No. 1-03473).

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

Dated: February 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. GOFF	Chairman of the Board of Directors and	February 24, 2015
Gregory J. Goff	Chief Executive Officer
(Principal Executive Officer)

/s/ STEVEN M. STERIN	Director, Vice President and Chief Financial Officer	February 24, 2015
Steven M. Sterin	(Principal Financial Officer)

/s/ ARLEN O. GLENEWINKEL, JR.	Vice President and Controller	February 24, 2015
Arlen O. Glenewinkel, Jr.	(Principal Accounting Officer)

/s/ PHILLIP M. ANDERSON	Director and President	February 24, 2015
Phillip M. Anderson

/s/ CHARLES S. PARRISH	Director, Vice President, General Counsel and	February 24, 2015
Charles S. Parrish	Secretary

/s/ KEITH M. CASEY	Director	February 24, 2015
Keith M. Casey

/s/ RAYMOND J. BROMARK	Director	February 24, 2015
Raymond J. Bromark

/s/ JAMES H. LAMANNA	Director	February 24, 2015
James H. Lamanna

/s/ THOMAS C. O’CONNOR	Director	February 24, 2015
Thomas C. O’Connor