Form 10-Q
period 2015-09-30
TESORO LOGISTICS LP
filed 2015-10-29
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

There were 88,633,988 common units and 1,631,448 general partner units of the registrant outstanding at October 26, 2015.

TESORO LOGISTICS LP

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF COMBINED CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions, except per unit amounts)
Revenues
Affiliate	$152	$130	$454	$358
Third-party	130	20	366	52
Total Revenues	282	150	820	410
Costs and Expenses
Operating and maintenance expenses	108	72	307	187
Imbalance settlement gains and reimbursements	(10)	(17)	(29)	(32)
General and administrative expenses	28	16	81	39
Depreciation and amortization expenses	44	18	132	51
Net gain on asset disposals and impairments	—	—	—	(4)
Total Costs and Expenses	170	89	491	241
Operating Income	112	61	329	169
Interest and financing costs, net	(37)	(28)	(112)	(63)
Equity in earnings of unconsolidated affiliates	2	—	6	—
Net Earnings	$77	$33	$223	$106

Loss attributable to Predecessors	$—	$—	$—	$4
Net earnings attributable to noncontrolling interest	(3)	—	(19)	—
Net Earnings Attributable to Partners	74	33	204	110
General partner’s interest in net earnings, including incentive distribution rights	(20)	(14)	(51)	(29)
Limited Partners’ Interest in Net Earnings	$54	$19	$153	$81

Net Earnings per Limited Partner Unit:
Common - basic	$0.62	$0.33	$1.85	$1.50
Common - diluted	$0.62	$0.33	$1.85	$1.50
Subordinated - basic and diluted	$—	$—	$—	$1.28

Weighted Average Limited Partner Units Outstanding:
Common units - basic	86.6	55.9	82.5	47.4
Common units - diluted	86.7	56.0	82.6	47.5
Subordinated units - basic and diluted	—	—	—	7.5

Cash Distributions Paid Per Unit	$0.7225	$0.6150	$2.0850	$1.7700

See accompanying notes to condensed combined consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
	(In millions, except unit amounts)
ASSETS
Current Assets
Cash and cash equivalents	$11	$19
Receivables, net
Trade	132	122
Affiliate	80	69
Other	—	18
Prepayments and other	8	7
Total Current Assets	231	235
Net Property, Plant and Equipment	3,432	3,306
Acquired Intangibles, net	952	973
Goodwill	157	164
Investment in Unconsolidated Affiliates	56	57
Other Noncurrent Assets	23	30
Total Assets	$4,851	$4,765

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Trade	$85	$126
Affiliate	52	53
Accrued interest and financing costs	65	28
Other current liabilities	64	79
Total Current Liabilities	266	286
Other Noncurrent Liabilities	49	45
Debt, Net of Unamortized Issuance Costs	2,569	2,544
Commitments and Contingencies (Note 7)
Equity
Common unitholders; 88,633,988 units issued and outstanding (80,125,930 in 2014)	1,887	1,474
General partner; 1,631,448 units issued and outstanding (1,631,448 in 2014)	(4)	(19)
Noncontrolling interest	84	435
Total Equity	1,967	1,890
Total Liabilities and Equity	$4,851	$4,765

See accompanying notes to condensed combined consolidated financial statements.

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF COMBINED CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From (Used In) Operating Activities:	(In millions)
Net earnings	$223	$106
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expenses	132	51
Other non-cash operating activities	12	2
Changes in current assets and current liabilities	(1)	(8)
Changes in noncurrent assets and liabilities	(2)	3
Net cash from operating activities	364	154
Cash Flows From (Used In) Investing Activities:
Capital expenditures	(234)	(116)
Acquisitions	(6)	—
Proceeds from sale of assets	—	10
Net cash used in investing activities	(240)	(106)
Cash Flows From (Used In) Financing Activities:
Proceeds from issuance of units, net of issuance costs	71	159
Quarterly distributions to unitholders	(173)	(97)
Quarterly distributions to general partner	(48)	(21)
Distributions to noncontrolling interest	(20)	—
Distributions in connection with acquisitions	—	(243)
Borrowings under revolving credit agreement	346	295
Repayments under revolving credit agreement	(326)	(52)
Repayments of senior notes	—	(130)
Capital contributions by affiliate	18	20
Other financing activities	—	2
Net cash used in financing activities	(132)	(67)
Decrease in Cash and Cash Equivalents	(8)	(19)
Cash and Cash Equivalents, Beginning of Period	19	23
Cash and Cash Equivalents, End of Period	$11	$4

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

On December 2, 2014, the Partnership acquired all of the limited liability company interests of QEP Field Services, LLC (“QEPFS”) for an aggregate purchase price of approximately $2.5 billion in cash (the “Rockies Natural Gas Business Acquisition”). See Note 2 for additional information regarding the Rockies Natural Gas Business Acquisition. TLLP entered into an Agreement and Plan of Merger on April 6, 2015, with TLGP, QEPFS, TLLP Merger Sub LLC (“Merger Sub”), QEP Midstream Partners, LP (“QEPM”), and QEP Midstream Partners GP, LLC (“QEPM GP”). In July 2015, TLLP and QEPM completed the transaction, in which the Merger Sub merged with and into QEPM, with QEPM surviving the merger as a wholly-owned subsidiary of TLLP (the “Merger”). QEPM GP remained the general partner of QEPM following the Merger, and all outstanding common units representing limited partnership interests in QEPM other than QEPM Common Units held by QEPFS (the “QEPM Common Units”) were converted into 0.3088 common units representing limited partnership interests in TLLP (the “TLLP Common Units”). The Merger was completed on July 22, 2015 and TLLP issued approximately 7.1 million TLLP Common Units to QEPM unitholders. No fractional TLLP Common Units were issued in the Merger, and holders of QEPM Common Units other than QEPFS received cash in lieu of fractional TLLP Common Units.

Principles of Combination and Consolidation and Basis of Presentation

In 2014, we entered into transactions with Tesoro and TLGP, pursuant to which TLLP acquired from Tesoro three truck terminals, ten storage tanks, two rail loading and unloading facilities and a refined products pipeline (the “West Coast Logistics Assets”) effective July 1, 2014 for the terminals, storage tanks and rail facilities and effective September 30, 2014 for the refined products pipeline (collectively referred to as the “West Coast Logistics Assets Acquisition”). The West Coast Logistics Assets Acquisition was a transfer between entities under common control. As an entity under common control with Tesoro, we recorded the assets that we acquired from Tesoro on our consolidated balance sheet at Tesoro’s historical basis instead of fair value. Transfers of businesses between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior periods are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying condensed combined consolidated financial statements and related notes of TLLP have been retrospectively adjusted to include the historical results of the assets acquired in the West Coast Logistics Assets Acquisition for all periods presented. We refer to the historical results of the West Coast Logistics Assets prior to their respective acquisition dates as our “Predecessor.”

The accompanying condensed combined consolidated financial statements and related notes present the results of operations and cash flows of our Predecessor at historical cost. The financial statements of our Predecessor have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessor had been operated as an unaffiliated entity. Our Predecessor did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment, with the exception of regulatory tariffs charged to Tesoro on the refined products pipeline included in the West Coast Logistics Assets Acquisition.

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

We believe the carrying value of our cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximates fair value. Our fair value assessment incorporates a variety of considerations, including:

•	the short term duration of the instruments (approximately 1% of our trade payables and receivables have been outstanding for greater than 90 days); and

•	the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

The computation of the percentage of the short-term duration of our trade receivables excludes amounts that are greater than 90 days related to legal disputes, primarily XTO Energy Inc.’s (“XTO”) legal dispute with QEPFS. See further discussion regarding the XTO litigation in Note 7.

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The borrowings under our amended revolving credit facility (the “Revolving Credit Facility”), which include a variable interest rate, approximate fair value. The carrying value and fair value of our debt were both approximately $2.6 billion as of September 30, 2015 and December 31, 2014. These carrying and fair values of our debt do not include any unamortized issuance costs associated with our total debt.

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

Pushdown Accounting. In November 2014, the SEC released a Staff Accounting Bulletin overturning portions of the interpretive guidance regarding pushdown accounting. Effective November 18, 2014, the new bulletin aligns the existing guidance to the ASU issued by the FASB in October 2014. Under the new guidance, pushdown accounting can be applied in the separate financial statements of the acquired entity upon completion of the acquisition or in a subsequent period. This impacts the stand-alone financial statements of the subsidiary, but does not alter the existing reporting requirements for the parent company to record the fair value of the acquired assets, liabilities, and non-controlling interests in consolidated financial statements. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period. If pushdown accounting is applied, that election is irrevocable. The SEC responded by rescinding its guidance on pushdown accounting, which had required registrants to apply pushdown accounting in certain circumstances. We plan to apply pushdown accounting to applicable entities acquired as part of the Rockies Natural Gas Business Acquisition upon finalization of the purchase price allocation.

Consolidation.  In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. At this time, we are evaluating the potential impact of this standard on our financial statements, as well as the available transition methods.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Treatment of Predecessor in EPU calculation. In April 2015, the FASB issued ASU 2015-06 (“ASU 2015-06”), which requires a master limited partnership to allocate earnings or losses of transferred net assets for periods prior to asset purchases from an entity under common control entirely to the general partner when calculating earnings per unit (“EPU”). ASU 2015-06 is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. We elected to adopt this guidance beginning in the first quarter of 2015. Adoption of ASU 2015-06 did not impact the disclosed amounts of earnings per unit attributable to limited partners; however, the allocation of earnings presented in our EPU disclosure for the three and nine months ended September 30, 2014 has been modified to conform to the requirements of the final standard. There were no asset purchases from Tesoro during the three and nine months ended September 30, 2015.

Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest” (“ASU 2015-03”), which will simplify the presentation of debt issuance costs. Under ASU 2015-03, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. As a result, our balance sheet will reflect a reclassification of unamortized debt issuance costs from other noncurrent assets to debt. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We adopted this standard in the first quarter of 2015 and applied the changes retrospectively to prior periods presented. The adoption of this standard resulted in the reclassification of $49 million from other noncurrent assets to debt on the balance sheet at December 31, 2014. Unamortized debt issuance costs of $43 million are recorded as a reduction to debt on the balance sheet at September 30, 2015.

Business Combinations. In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The standard requires an acquirer to recognize the cumulative impact of adjustments to provisional purchase price amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for interim and annual periods beginning after beginning after December 15, 2015 and must be applied prospectively to adjustments that occur after the effective date. Early application is permitted for financial statements that have not been issued.

NOTE 2 - ACQUISITIONS

Rockies Natural Gas Business Acquisition

On December 2, 2014, the Partnership closed the acquisition with QEP Resources, Inc. (“QEP Resources”), in which we agreed to purchase all of the limited liability company interests of QEPFS for approximately $2.5 billion in cash. QEPFS is the direct or indirect owner of assets related to, and entities engaged in, natural gas gathering, transportation and processing in or around the Green River Basin located in Wyoming and Colorado, the Uinta Basin located in eastern Utah (collectively, the “Rockies Region”), and the Williston Basin located in North Dakota (the “Bakken Region”). At the acquisition date, QEPFS held an approximate 56% limited partner interest in QEPM and 100% of the limited liability company interests of QEPM GP, which itself held a 2% general partner interest and all of the incentive distribution rights (“IDRs”) in QEPM. Pursuant to the Merger effected on July 22, 2015, we acquired all remaining limited partner interest in QEPM through the issuance of TLLP common units. There was no impact to the purchase price allocation as a result of the Merger. Refer to Note 1 for further information.

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

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Finalization of the purchase price allocation is pending and adjustments can be made through the end of our measurement period, which is not to exceed one year from the acquisition date. During the nine months ended September 30, 2015, the original purchase price was increased by $6 million for the settlement of acquisition date net working capital with QEP Resources. We recorded $148 million of goodwill in connection with the Rockies Natural Gas Business Acquisition, of which $13 million was included in our Gathering segment, and $135 million was included in our Processing segment. Acquired intangibles other than goodwill are recorded at fair value as of the date acquired, and consist of customer relationships obtained in connection with the Rockies Natural Gas Business Acquisition. We amortize acquired intangibles with finite lives on a straight-line basis over an estimated weighted average useful life of 35 years, and we include the amortization in depreciation and amortization expenses on our condensed statement of combined consolidated operations. The gross carrying value of our finite life intangibles was $976 million and the accumulated amortization was $24 million as of September 30, 2015. During the three and nine months ended September 30, 2015, we incurred $7 million and $21 million, respectively, of amortization expense related to these intangibles.

The table below reflects the preliminary acquisition date purchase price allocation as of September 30, 2015 (in millions):

Cash	$32
Receivables	120
Prepayments and other	8
Property, plant and equipment	1,735
Intangibles	976
Goodwill	148
Investment in unconsolidated affiliates	57
Other noncurrent assets	23
Accounts payable	(67)
Other current liabilities	(51)
Other noncurrent liabilities	(33)
Noncontrolling interest	(432)
Total purchase price	$2,516

If the Rockies Natural Gas Business Acquisition had occurred on January 1, 2014, our pro forma revenues would have been $241 million and $690 million for the three and nine months ended September 30, 2014, respectively. Our pro forma net earnings would have been $25 million and $81 million for the three and nine months ended September 30, 2014, respectively.

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

Affiliate Agreements

The Partnership has various long-term, fee-based commercial agreements with Tesoro, under which we provide pipeline transportation, trucking, terminal distribution, storage and petroleum-coke handling services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products.

We entered into the Third Amended and Restated Omnibus Agreement (the “Amended Omnibus Agreement”) and the Secondment and Logistics Services Agreement in connection with the West Coast Logistics Assets Acquisition. We also entered into the First Amended and Restated Omnibus Agreement of QEPM (the “QEPM Omnibus Agreement”) and the Keep-Whole Commodity Fee Agreement in connection with the Rockies Natural Gas Business Acquisition. See Notes 3 and 11 of our Annual Report on Form 10-K for the year ended December 31, 2014, for additional information regarding the terms and conditions of these agreements. On August 3, 2015, subsequent to the Merger, TLLP and QEPM terminated the QEPM Omnibus Agreement.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On February 20, 2015, we entered into an amendment to the Amended Omnibus Agreement. The amendment, effective December 31, 2014, clarifies certain provisions regarding the responsibilities for costs incurred by TLLP in connection with hydro-testing conducted on our gathering and transportation system located in the Bakken Region. As a result of the termination of the QEPM Omnibus Agreement discussed above, we further amended the Amended Omnibus Agreement to increase the annual administrative fee payable by the Partnership to Tesoro by $3.6 million. This increase, effective July 1, 2015, accounts for the additional fixed costs and expenses related to the administration of the assets of QEPM and its subsidiaries that were previously payable under the QEPM Omnibus Agreement.

Summary of Affiliate Transactions

A summary of revenue and expense transactions with Tesoro, including expenses directly charged and allocated to our Predecessors, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues (a)	$152	$130	$454	$358
Operating and maintenance expenses	28	18	77	56
Imbalance settlement gains and reimbursements from Tesoro (b)	12	17	31	32
General and administrative expenses	16	11	51	28
_______________

(a)
Tesoro accounted for 54% and 55% of our total revenues for the three and nine months ended September 30, 2015, respectively, and 86% and 87% of our total revenues for the three and nine months ended September 30, 2014, respectively.

(b)
Includes imbalance settlement gains of $2 million and $9 million for the three months ended September 30, 2015 and 2014, respectively, and $6 million and $14 million for the nine months ended September 30, 2015 and 2014, respectively. Also includes reimbursements from Tesoro pursuant predominantly to the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement of $10 million and $8 million for the three months ended September 30, 2015 and 2014, respectively, and $25 million and $18 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Distributions. In accordance with our partnership agreement, the unitholders of our common and general partner interests are entitled to receive quarterly distributions of available cash. In connection with the Rockies Natural Gas Business Acquisition, our general partner has waived its right to $10 million of general partner distributions with respect to IDRs during 2015 (pro rata on a quarterly basis). For the three and nine months ended September 30, 2015, our general partner waived $2.5 million and $7.5 million, respectively, of general partner distributions with respect to IDRs. During the nine months ended September 30, 2015, we paid quarterly cash distributions of $106 million to Tesoro and TLGP, including IDRs. On October 22, 2015, we declared a quarterly cash distribution of $0.7500 per unit, which will be paid on November 13, 2015. The distribution will include payments of $41 million to Tesoro and TLGP, including IDRs.

NOTE 4 - NET EARNINGS PER UNIT

We use the two-class method when calculating the net earnings per unit applicable to limited partners, because we have more than one participating security. At September 30, 2015, our participating securities consist of common units, general partner units and IDRs. Net earnings earned by the Partnership are allocated between the limited and general partners in accordance with our partnership agreement. We base our calculation of net earnings per unit on the weighted average number of common and subordinated limited partner units outstanding during the period.

Diluted net earnings per unit include the effects of potentially dilutive units on our common units, which consist of unvested service and performance phantom units. Basic and diluted net earnings per unit applicable to subordinated limited partners were historically the same, as there were no potentially dilutive subordinated units outstanding. Distributions less than or greater than earnings are allocated in accordance with our partnership agreement.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of net earnings per unit is as follows (in millions, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net earnings	$77	$33	$223	$106
Net earnings attributable to noncontrolling interest	(3)	—	(19)	—
Special allocations of net earnings (“Special Allocations”) (a)	—	7	—	7
Net earnings, excluding noncontrolling interest (b)	74	40	204	113
General partner’s distributions	(1)	(1)	(4)	(3)
General partner’s IDRs (c)	(19)	(13)	(47)	(26)
Limited partners’ distributions on common units	(66)	(52)	(186)	(104)
Limited partners’ distributions on subordinated units (d)	—	—	—	(14)
Distributions greater than earnings	$(12)	$(26)	$(33)	$(34)
General partner’s earnings:
Distributions	$1	$1	$4	$3
General partner’s IDRs (c)	19	13	47	26
Allocation of distributions greater than earnings (b)	—	—	—	(4)
Total general partner’s earnings	$20	$14	$51	$25
Limited partners’ earnings on common units:
Distributions	$66	$52	$186	$104
Special Allocations	—	(7)	—	(7)
Allocation of distributions greater than earnings	(12)	(26)	(33)	(26)
Total limited partners’ earnings on common units	$54	$19	$153	$71
Limited partners’ earnings on subordinated units (d):
Distributions	$—	$—	$—	$14
Allocation of distributions greater than earnings	—	—	—	(4)
Total limited partners’ earnings on subordinated units	$—	$—	$—	$10
Weighted average limited partner units outstanding
Common units - basic	86.6	55.9	82.5	47.4
Common unit equivalents	0.1	0.1	0.1	0.1
Common units - diluted	86.7	56.0	82.6	47.5
Subordinated units - basic and diluted (d)	—	—	—	7.5
Net earnings per limited partner unit:
Common - basic	$0.62	$0.33	$1.85	$1.50
Common - diluted	$0.62	$0.33	$1.85	$1.50
Subordinated - basic and diluted	$—	$—	$—	$1.28
_______________

(a)
Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions fully allocated to the general partner and any special allocations. The adjustment reflects the special allocation to TLLP common unitholders for the premium paid in connection with the redemption of senior notes during the three and nine months ended September 30, 2014.

(b)
In April 2015, the FASB issued ASU 2015-06 concerning historical earnings per unit for master limited partnership drop down transactions. We have revised the historical allocation of general partner earnings to include the Predecessor losses TLLP incurred of $4 million during the nine months ended September 30, 2014. There were no earnings or losses for the three months ended September 30, 2014. See Note 1 for additional information on the new guidance.

(c)
IDRs entitle the general partner to receive increasing percentages, up to 50%, of quarterly distributions in excess of $0.388125 per unit per quarter. The amount above reflects earnings distributed to our general partner net of $2.5 million and $7.5 million of IDRs for the three and nine months ended September 30, 2015, respectively, waived by TLGP in connection with the Rockies Natural Gas Business Acquisition. See Note 12 of our Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion related to IDRs.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d)
On May 16, 2014, the subordinated units were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. Distributions and the Partnership’s net earnings were allocated to the subordinated units through May 15, 2014.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in millions):

	September 30, 2015	December 31, 2014
Gathering	$1,695	$1,507
Processing	546	539
Terminalling and Transportation	1,525	1,478
Other	23	27
Gross Property, Plant and Equipment	3,789	3,551
Accumulated depreciation	(357)	(245)
Net Property, Plant and Equipment	$3,432	$3,306

NOTE 6 - DEBT

Our debt balance at September 30, 2015 and December 31, 2014 was as follows (in millions):

	September 30, 2015	December 31, 2014
Total debt	$2,608	$2,588
Unamortized issuance costs (a) (b)	(39)	(44)
Current maturities	—	—
Debt, net of current maturities and unamortized issuance costs	$2,569	$2,544
_________

(a)	Includes unamortized premium associated with our 5.875% Senior Notes due 2020 of $4 million and $5 million as of September 30, 2015 and December 31, 2014, respectively.

(b)	We adopted ASU 2015-03 in the first quarter of 2015 and applied the changes retrospectively to prior periods presented. See Note 1 for further discussion.

Revolving Credit Facility

As of September 30, 2015, our Revolving Credit Facility provided for total loan availability of $900 million. We are allowed to request that the loan availability be increased up to an aggregate of $1.5 billion, subject to receiving increased commitments from the lenders. Borrowings are available under the Revolving Credit Facility up to the total loan availability of the facility. Our Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our consolidated subsidiaries, with the exception of Rendezvous Gas Services L.L.C., and secured by substantially all of our assets. We had $280 million of borrowings outstanding under the Revolving Credit Facility, resulting in a total unused loan availability of $620 million or 69% of the borrowing capacity as of September 30, 2015. The weighted average interest rate for borrowings under our Revolving Credit Facility was 2.69% at September 30, 2015. The Revolving Credit Facility is scheduled to mature on December 2, 2019.

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

Environmental Liabilities

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental liabilities are estimates using internal and third-party assessments and available information to date. It is possible that these estimates will change as more information becomes available. Our accruals for these environmental expenditures totaled $15 million and $32 million at September 30, 2015 and December 31, 2014, respectively.

Tioga, North Dakota Crude Oil Pipeline Release. In September 2013, the Partnership responded to the release of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted to restore the site for agricultural use. We spent $17 million during the nine months ended September 30, 2015 on remediation related to the Crude Oil Pipeline Release. Our condensed consolidated balance sheet included $8 million and $25 million in accrued environmental liabilities related to the Crude Oil Pipeline Release at September 30, 2015 and December 31, 2014, respectively. This incident was covered by our pollution legal liability insurance policy, subject to a $1 million deductible and a $25 million loss limit. Pursuant to this policy, there were no insurance recovery receivables related to the Crude Oil Pipeline Release at September 30, 2015, and $18 million at December 31, 2014. As of September 30, 2015, the total estimated remediation costs were $42 million, which exceeded our pollution liability legal insurance policy and we are continuously seeking to improve remediation methods and associated costs.

Costs to comply with a safety order related to the Crude Oil Pipeline Release issued by the Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation (“PHMSA”) are not expected to have a material adverse effect on our liquidity, financial position or results of operations.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Chevron Diesel Pipeline Release. On March 18, 2013, Chevron Pipe Line Company and Northwest Terminalling Company (collectively, “Chevron”) detected and responded to the release of diesel fuel (the “Diesel Pipeline Release”) that occurred near Willard, Utah on the northwest products system (the “Northwest Products System”). As a result of this release, a Corrective Action Order (the “CAO”) was issued on March 22, 2013 by PHMSA. Chevron retained the financial and operational responsibility to remediate the site of the Diesel Pipeline Release, including the payment of any monetary fines and penalties assessed by any government authority arising from this incident, prior to and subsequent to the date of acquisition until June 19, 2015. The Partnership assumed responsibility for performing additional testing and associated pipeline repairs on the pipeline pursuant to the CAO upon closing the Northwest Products System acquisition. On March 6, 2015, PHMSA issued a closure letter indicating that we have complied with all the terms of the CAO and that no further action is required. We have recognized $4 million and $6 million in as environmental remediation liabilities at September 30, 2015 and December 31, 2014, respectively, representing our best estimate of liabilities remaining for all assets acquired from Chevron.

Legal

Questar Gas Company v. QEP Field Services Company. QEPFS’ former affiliate, Questar Gas Company (“QGC”) and its affiliate Wexpro, filed a complaint on May 1, 2012, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, and an accounting and declaratory judgment related to a 1993 gathering agreement (the “1993 Agreement”) executed when the parties were affiliates. TLLP has agreed to indemnify QEP Field Services Company for this claim under the acquisition agreement for QEPFS. Under the 1993 Agreement, certain of QEPFS’ systems provide gathering services to QGC charging an annual gathering rate, which is based on the cost of service calculation. QGC is disputing the annual calculation of the gathering rate, which has been calculated in the same manner since 1998, without objection by QGC. At the closing of the QEPM initial public offering, the assets and agreement discussed above were assigned to QEPM. QGC amended its complaint to add QEPM as a defendant in the litigation. QEPM was indemnified by the Partnership upon closing of the Rockies Natural Gas Business Acquisition for costs, expenses and other losses incurred by QEPM in connection with the QGC dispute, subject to certain limitations, as set forth in the QEPM Omnibus Agreement. QGC has netted $18 million of disputed amounts from its monthly payments of the gathering fees to QEPFS and has continued to net such amounts from its monthly payment to QEPM. In December 2014, the trial court granted a partial summary judgment in favor of QGC on the issues of the appropriate methodology for certain of the cost of service calculations. As a result of the summary judgment, the Partnership assumed a $21 million liability for estimated damages in excess of the amount QGC has netted for disputed amounts. Issues regarding other calculations, the amount of damages and certain counterclaims in the litigation remain open pending a trial on the merits. We believe the outcome of this matter will not have a material impact on our liquidity, financial position, or results of operations.

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

NOTE 8 - EQUITY

We had 60,452,240 common public units outstanding as of September 30, 2015. Additionally, Tesoro owned 28,181,748 of our common units and 1,631,448 of our general partner units (the 2% general partner interest) as of September 30, 2015, which together constitutes a 33% ownership interest in us.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ATM Programs. On June 25, 2014, we filed a prospectus supplement to our shelf registration statement filed with the Securities and Exchange Commission in 2012, authorizing the continuous issuance of up to an aggregate of $200 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “2014 ATM Program”). The 2014 ATM Program expired during the second quarter of 2015. During the nine months ended September 30, 2015, we issued an aggregate of 819,513 common units, under our 2014 ATM Program, generating net proceeds of approximately $45 million. There were no common units issued during the three months ended September 30, 2015. The net proceeds from sales under the 2014 ATM Program were used for general partnership purposes, which included debt repayment, acquisitions, capital expenditures and additions to working capital.

On August 21, 2015, we filed a prospectus supplement to our shelf registration statement filed with the Securities and Exchange Commission on August 6, 2015, authorizing the continuous issuance of up to an aggregate of $750 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “2015 ATM Program”). During the three and nine months ended September 30, 2015, we issued an aggregate of 537,014 common units under our 2015 ATM Program, generating net proceeds of approximately $26 million. The net proceeds from sales under the 2015 ATM Program will be used for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

The table below summarizes changes in the number of units outstanding from December 31, 2014 through September 30, 2015 (in million units):

	Partnership
	Common	General Partner	Total
Balance at December 31, 2014	80.1	1.6	81.7
Issuance of units under ATM Program	1.4	—	1.4
Issuance of units to QEPM unitholders (a)	7.1	—	7.1
Balance at September 30, 2015	88.6	1.6	90.2
_____________

(a)	On July 22, 2015, common units were issued to QEPM unitholders upon completion of the Merger discussed in Note 1.

The summarized changes in the carrying amount of our equity are as follows (in millions):

	Partnership
	Common	General Partner	Noncontrolling Interest	Total
Balance at December 31, 2014	$1,474	$(19)	$435	$1,890
Equity offering under ATM Program, net of issuance costs	66	5	—	71
Distributions (a)	(173)	(48)	(20)	(241)
Net earnings	153	51	19	223
Contributions (b)	14	7	—	21
QEPM Merger (c)	350	—	(350)	—
Other	3	—	—	3
Balance at September 30, 2015	$1,887	$(4)	$84	$1,967
_____________

(a)	Represents cash distributions declared and paid during the nine months ended September 30, 2015 relating to the fourth quarter of 2014 through the second quarter of 2015.

(b)
Includes Tesoro and TLGP contributions to the Partnership primarily related to reimbursements for capital spending pursuant predominantly to the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement.

(c)	On July 22, 2015, common units were issued to QEPM unitholders upon completion of the Merger discussed in Note 1.

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

Quarter Ended	Quarterly Distribution Per Unit	Total Cash Distribution including general partner IDRs (in millions)	Date of Distribution	Unitholders Record Date
December 31, 2014	$0.6675	$70	February 13, 2015	February 2, 2015
March 31, 2015	0.6950	70	May 15, 2015	May 4, 2015
June 30, 2015	0.7225	81	August 14, 2015	August 3, 2015
September 30, 2015 (a)	0.7500	86	November 13, 2015	November 2, 2015
_____________

(a)	This distribution was declared on October 22, 2015 and will be paid on the date of distribution.

NOTE 9 - SEGMENT DISCLOSURES

Our revenues are derived from three operating segments: Gathering, Processing, Terminalling and Transportation. Our Gathering segment consists of crude oil and natural gas gathering systems in the Bakken and Rockies Regions. Our Processing segment consists of four gas processing complexes, including Green River Processing, LLC (“GRP”), which owns one fractionation facility and two gas processing complexes. Our Terminalling and Transportation segment consists of:

•	24 crude oil and refined products terminals and storage facilities in the western and midwestern U.S.;

•	four marine terminals in California;

•	130 miles of pipelines, which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City and Los Angeles;

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

Our revenues are generated from third-party contracts and from commercial agreements we have entered into with Tesoro, under which Tesoro pays us fees for gathering crude oil and natural gas, processing natural gas and distributing, transporting and storing crude oil, refined products, natural gas and natural gas liquids. The commercial agreements with Tesoro are described in greater detail in Note 3 to our Annual Report on Form 10-K for the year ended December 31, 2014. We do not have any foreign operations.

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

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information related to continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Gathering:
Affiliate	$18	$27	$71	$75
Third-party	69	5	182	9
Total Gathering	87	32	253	84
Processing
Affiliate	26	—	71	—
Third-party	45	—	134	—
Total Processing	71	—	205	—
Terminalling and Transportation:
Affiliate	108	103	312	283
Third-party	16	15	50	43
Total Terminalling and Transportation	124	118	362	326
Total Segment Revenues	$282	$150	$820	$410
Segment Operating Income
Gathering	$42	$15	$121	$38
Processing	29	—	77	—
Terminalling and Transportation	57	52	174	145
Total Segment Operating Income	128	67	372	183
Unallocated general and administrative expenses	(16)	(6)	(43)	(14)
Interest and financing costs, net	(37)	(28)	(112)	(63)
Equity in earnings of unconsolidated affiliates	2	—	6	—
Net Earnings	$77	$33	$223	$106

Capital Expenditures
Gathering	$72	$40	$177	$92
Processing	5	—	10	—
Terminalling and Transportation	15	23	48	45
Total Capital Expenditures	$92	$63	$235	$137

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Logistics LP (the “Parent”), subsidiary guarantors and non-guarantors are presented below. QEPFS, our wholly-owned subsidiary acquired on December 2, 2014, and certain of its subsidiaries were elected guarantors of these obligations in January 2015. As of September 30, 2015, TLLP and certain subsidiary guarantors have fully and unconditionally guaranteed our registered 2020 Senior Notes and 2021 Senior Notes. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information, which should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. The December 31, 2014 balance sheet has been adjusted to conform to the guarantor structure as of September 30, 2015, and now includes QEPM and GRP within the guarantor subsidiaries column as a result of the Merger. This information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of the Partnership’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are wholly-owned and are jointly and severally liable for TLLP’s outstanding senior notes. The separate condensed consolidating financial information is presented using the equity method of accounting for investments in subsidiaries. Intercompany transactions between subsidiaries are presented gross and eliminated in the consolidating adjustments column. Additionally, certain fair value adjustments resulting from the purchase price allocation for the Rockies Natural Gas Business Acquisition were not pushed down to previously non-wholly owned subsidiaries that are now included as guarantor subsidiaries as a result of the Merger as well as non-guarantor subsidiaries; rather, the fair value adjustments are included within the consolidating adjustments column.

The parent company of the Partnership has no independent assets or operations and, prior to the Rockies Natural Gas Business Acquisition, the Partnership’s operations were only conducted by wholly-owned guarantor subsidiaries, other than Tesoro Logistics Finance Corp., an indirect wholly-owned subsidiary of the Partnership whose sole purpose is to act as co-issuer of any debt securities. The guarantees are full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture. There were no significant restrictions on the ability of the Partnership or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of the Partnership or its guarantors represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act. As a result, we have not provided condensed consolidating financial information for the three and nine months ended September 30, 2014.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Consolidating Adjustments	Consolidated
Revenues
Affiliate	$—	$153	$7	$(8)	$152
Third-party	—	129	1	—	130
Total Revenues	—	282	8	(8)	282
Costs and Expenses
Operating and maintenance expenses	—	115	—	(7)	108
Imbalance settlement gains and reimbursements	—	(10)	—	—	(10)
General and administrative expenses	9	19	—	—	28
Depreciation and amortization expenses	—	36	3	5	44
Total Costs and Expenses	9	160	3	(2)	170
Operating Income (Loss)	(9)	122	5	(6)	112
Interest and financing costs, net	—	(34)	—	(3)	(37)
Equity in earnings of unconsolidated affiliates	—	2	—	—	2
Equity in earnings of subsidiaries	83	4	—	(87)	—
Net Earnings	$74	$94	$5	$(96)	$77

Net earnings attributable to noncontrolling interest	—	(2)	(1)	—	(3)
Net earnings attributable to partners	$74	$92	$4	$(96)	$74

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Consolidating Adjustments	Consolidated
Revenues
Affiliate	$—	$454	$20	$(20)	$454
Third-party	—	365	4	(3)	366
Total Revenues	—	819	24	(23)	820
Costs and Expenses
Operating and maintenance expenses	—	326	1	(20)	307
Imbalance settlement gains and reimbursements	—	(29)	—	—	(29)
General and administrative expenses	21	60	—	—	81
Depreciation and amortization expenses	—	107	9	16	132
Loss on asset disposals and impairments	—	5	—	(5)	—
Total Costs and Expenses	21	469	10	(9)	491
Operating Income (Loss)	(21)	350	14	(14)	329
Interest and financing costs, net	—	(103)	—	(9)	(112)
Equity in earnings of unconsolidated affiliates	—	7	—	(1)	6
Equity in earnings of subsidiaries	225	11	—	(236)	—
Net Earnings	$204	$265	$14	$(260)	$223

Net earnings attributable to noncontrolling interest	—	(16)	(3)	—	(19)
Net earnings attributable to partners	$204	$249	$11	$(260)	$204

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of September 30, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$7	$—	$4	$—	$11
Receivables, net
Trade	—	131	1	—	132
Affiliate	2	81	2	(5)	80
Prepayments and other	5	5	—	(2)	8
Total Current Assets	14	217	7	(7)	231
Net property, plant and equipment	—	2,778	179	475	3,432
Acquired intangibles, net	—	577	—	375	952
Goodwill	—	63	—	94	157
Investment in unconsolidated affiliates	—	42	—	14	56
Investments in subsidiaries	4,814	142	—	(4,956)	—
Long-term intercompany receivable	—	184	—	(184)	—
Other noncurrent assets	1	22	—	—	23
Total Assets	$4,829	$4,025	$186	$(4,189)	$4,851

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Trade	$2	$83	$—	$—	$85
Affiliate	4	53	—	(5)	52
Accrued interest and financing costs	65	—	—	—	65
Other current liabilities	21	44	1	(2)	64
Total Current Liabilities	92	180	1	(7)	266
Long-term intercompany payable	292	—	2	(294)	—
Other noncurrent liabilities	—	57	1	(9)	49
Debt, net of unamortized issuance costs	2,561	8	—	—	2,569
Equity - TLLP	1,884	3,780	142	(3,923)	1,883
Equity - Noncontrolling interest	—	—	40	44	84
Total Liabilities and Equity	$4,829	$4,025	$186	$(4,189)	$4,851

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2014 (a)
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$17	$2	$—	$19
Receivables, net
Trade	—	121	1	—	122
Affiliate	3	66	—	—	69
Other	—	18	—	—	18
Prepayments and other	3	4	—	—	7
Total Current Assets	6	226	3	—	235
Net property, plant and equipment	1	2,639	188	478	3,306
Acquired intangibles, net	—	590	—	383	973
Goodwill	—	48	—	116	164
Investment in unconsolidated affiliates	—	43	—	14	57
Investments in subsidiaries	4,233	152	—	(4,385)	—
Long-term intercompany receivable	—	196	5	(201)	—
Other noncurrent assets	—	30	—	—	30
Total Assets	$4,240	$3,924	$196	$(3,595)	$4,765

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Trade	$6	$120	$—	$—	$126
Affiliate	3	50	—	—	53
Accrued interest and financing costs	28	—	—	—	28
Other current liabilities	21	60	—	(2)	79
Total Current Liabilities	58	230	—	(2)	286
Long-term intercompany payable	191	5	—	(196)	—
Other noncurrent liabilities	—	54	1	(10)	45
Debt, net of unamortized issuance costs	2,536	8	—	—	2,544
Equity - TLLP	1,455	3,598	152	(3,750)	1,455
Equity - Noncontrolling interest	—	29	43	363	435
Total Liabilities and Equity	$4,240	$3,924	$196	$(3,595)	$4,765
_____________

(a)	Presentation of the condensed consolidating balance sheet as of December 31, 2014 has been adjusted to conform to the current period presentation.

TESORO LOGISTICS LP
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Consolidating Adjustments	Consolidated
Cash Flows From (Used In) Operating Activities:
Net cash from (used in) operating activities	$19	$355	$21	$(31)	$364
Cash Flows From (Used In) Investing Activities:
Capital expenditures	—	(234)	—	—	(234)
Acquisitions	—	(6)	—	—	(6)
Investments in subsidiaries	(6)	—	—	6	—
Net cash used in investing activities	(6)	(240)	—	6	(240)
Cash Flows From (Used In) Financing Activities:
Proceeds from issuance of common units, net of issuance costs	71	—	—	—	71
Quarterly distributions to unitholders	(173)	—	—	—	(173)
Quarterly distributions to general partner	(49)	—	(20)	21	(48)
Distributions to noncontrolling interest	—	(15)	(5)	—	(20)
Distributions to subsidiaries	—	—	—	—	—
Borrowings under revolving credit agreement	346	—	—	—	346
Repayments under revolving credit agreement	(326)	—	—	—	(326)
Contributions	—	6	—	(6)	—
Intercompany borrowings (payments)	107	(123)	6	10	—
Capital contributions by affiliate	18	—	—	—	18
Net cash from (used in) financing activities	(6)	(132)	(19)	25	(132)
Increase (Decrease) in Cash and Cash Equivalents	7	(17)	2	—	(8)
Cash and Cash Equivalents, Beginning of Period	—	17	2	—	19
Cash and Cash Equivalents, End of Period	$7	$—	$4	$—	$11

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

In 2014, as part of our strategy to make capital investments to expand our existing asset base, we entered into transactions with Tesoro and Tesoro Logistics GP, LLC (“TLGP”), our general partner, pursuant to which TLLP acquired from Tesoro three truck terminals, ten storage tanks, two rail loading and unloading facilities and a refined products pipeline (the “West Coast Logistics Assets”) effective July 1, 2014 for the terminals, storage tanks and rail facilities and effective September 30, 2014 for the refined products pipeline (collectively referred to as the “West Coast Logistics Assets Acquisition”). We refer to the historical results of the West Coast Logistics Assets prior to their respective acquisition dates as our “Predecessor.” In connection with the West Coast Logistics Assets Acquisition we entered into the Third Amended and Restated Omnibus Agreement (the “Amended Omnibus Agreement”). See Notes 3 and 11 of our Annual Report on Form 10-K for the year ended December 31, 2014, for additional information regarding the terms and conditions of this agreement.

On December 2, 2014, we acquired QEP Field Services, LLC (“QEPFS”), which as of the acquisition date included a 56% limited partner interest in QEP Midstream Partners, LP (“QEPM”) and 100% of the limited liability company interests of QEPM’s general partner, QEP Midstream Partners GP, LLC (“QEPM GP”), which itself holds a 2% general partner interest and 100% of the incentive distribution rights (“IDRs”) in QEPM from QEP Resources, Inc. (“QEP Resources”) (collectively the “Rockies Natural Gas Business Acquisition”). On April 6, 2015, TLLP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TLGP, QEPFS, TLLP Merger Sub LLC (“Merger Sub”), QEPM, and QEPM GP. On July 22, 2015, TLLP and QEPM completed the transaction, in which the Merger Sub merged with and into QEPM, with QEPM surviving the merger as a wholly- owned subsidiary of TLLP (the “Merger”). Pursuant to the Merger, we acquired all remaining limited partner interest in QEPM through the issuance of TLLP common units. Refer to Note 1 for further information.

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” section for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.

This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

BUSINESS STRATEGY AND OVERVIEW

We are a leading full-service logistics company operating primarily in the western and mid-continent regions of the United States. We own and operate over 3,500 miles of crude oil, refined products and natural gas pipelines and 28 crude oil and refined products truck and marine terminals and have over 9 million barrels of storage capacity. In addition, we own and operate four natural gas processing complexes and one fractionation facility. Our assets are categorized into a Gathering segment, a Processing segment and a Terminalling and Transportation segment. For the three and nine months ended September 30, 2015, approximately 54% and 55%, respectively, of our total revenues were derived from Tesoro under various long-term, fee-based commercial agreements, many of which include minimum volume commitments.

Our financial information includes the historical results of our Predecessor and the results of TLLP for the three and nine months ended September 30, 2014. The financial statements of our Predecessor have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessor had been operated as an unaffiliated entity. Most notably, this applies to the revenue associated with the terms of the commercial agreements as our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment, with the exception of regulatory tariffs charged to Tesoro on the refined products pipeline included in the West Coast Logistics Assets Acquisition.

We generate revenues by charging fees for gathering crude oil and natural gas, for terminalling, transporting and storing crude oil and refined products and for processing natural gas. We are generally not exposed to commodity price risk with respect to any of the crude oil, natural gas, natural gas liquids (“NGLs”) or refined products that we handle, with the exception of a nominal amount of condensate. For the NGLs that we handle under keep-whole agreements, the Partnership has a fee-based processing agreement with Tesoro, which minimizes the impact of commodity price movements during the annual period subsequent to renegotiation of terms and pricing each year. We do not engage in the trading of crude oil, natural gas, NGLs or refined products; therefore, we have minimal direct exposure to risks associated with commodity price fluctuations. However, through their effects on our customers’ operations, these risks indirectly influence our activities and results of operations over the long term.

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

The assets acquired in the Rockies Natural Gas Business Acquisition include over 2,000 miles of natural gas and crude oil gathering and transmission pipelines, with natural gas throughput capacity of 2.9 billion cubic feet per day (“bcf/d”) and crude oil throughput capacity of over 54,000 barrels per day (“bpd”). Additionally, the acquired assets include four natural gas processing complexes with total capacity of 1.5 bcf/d and one fractionation facility with 15,000 bpd of throughput capacity (“Rockies Natural Gas Assets”). The natural gas and crude oil gathering operations are included in our Gathering segment, and the natural gas processing operations are included in the Processing segment.

On April 6, 2015, TLLP entered into the Merger Agreement with TLGP, QEPFS, the Merger Sub, QEPM, and QEPM GP. The Merger transaction was completed on July 22, 2015. QEPM GP remained the general partner of QEPM following the Merger, and all outstanding common units representing limited partnership interests in QEPM other than QEPM Common Units held by QEPFS (the “QEPM Common Units”) were converted into 0.3088 common units representing limited partnership interests in TLLP (the “TLLP Common Units”). As a result of the Merger, TLLP issued approximately 7.1 million TLLP Common Units to QEPM unitholders. No fractional TLLP Common Units were issued in the Merger, and holders of QEPM Common Units other than QEPFS received cash in lieu of fractional TLLP Common Units.

Open Season. In December 2014, we launched an additional binding open season, to assess shipper interest in firm priority capacity on our common carrier pipeline in North Dakota and Montana (the “High Plains Pipeline”). While we did not receive interest at that time to move forward with the full open season project, based on shipper interest, as well as current strong demand for pipeline take-away capacity in the McKenzie County area of North Dakota, we intend to proceed with a portion of the expansion projects in the core Bakken production areas. The projects are expected to provide incremental capacity to move crude oil from the core production areas to our existing interconnections with rail facilities and regional pipelines. The projects will require estimated capital expenditures of approximately $50 million and are expected to be completed in 2016.

Charging Eagle Gathering System. On October 28, 2015, we announced our plans to build a new gathering and treating system, the Charging Eagle Gathering System (“Charging Eagle Gathering System”), in the Bakken region in North Dakota. The Charging Eagle Gathering System will aggregate crude oil and produced water from various points in southeastern Dunn County and deliver crude oil to the High Plains Pipeline. This project is fully backed with annual minimum volume commitments and is expected to generate competitive returns in-line with TLLP’s previous projects. Capital expenditures for this project are estimated to be $40 million to $50 million and construction is expected to begin in 2016.

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

•	pursue acquisitions of complementary assets from Tesoro as well as third parties; and

•	seek to enhance the profitability of our existing assets by pursuing opportunities to add Tesoro and third-party volumes, improve operating efficiencies and increase utilization.

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

◦	further expanding capacity and capabilities of our High Plains Pipeline;

◦	expanding our gathering footprint in the Bakken Region, including crude oil, natural gas and water, to enhance and improve overall basin logistics efficiencies;

◦	adding other origin and destination points on the High Plains System to increase volumes; and

◦	expanding utilization of our proprietary truck fleet, which should generate cost and operating efficiencies.

•	increase our terminalling volumes by expanding capacity and growing our third-party services at certain of our terminals;

•	optimize Tesoro volumes and grow third-party volumes at our terminalling and transportation assets; and

•	expand and optimize our assets acquired in the Rockies Natural Gas Business Acquisition.

Current Market Conditions

For more than a year, the spot prices of the commodities that we handle, including crude oil, natural gas, natural gas liquids and refined products, have declined, due in part to the rapid growth of domestic supplies of these commodities. A weakened and volatile commodity price environment has created challenges for crude oil and natural gas producers who have modified their drilling and production plans. According to the last Baker Hughes Rig Count report, the United States drilling rig count has declined more than 58% over the last 12 months. At the same time, our downstream refining and marketing customers have seen an increased demand for refined products. We continue to monitor the impact of these changes in market prices and demand on our business in the western United States, including values recognized in connection with the recently acquired Rockies Natural Gas Business. We believe our diversified portfolio of business as well as our minimum volume commitments are sufficient to continue to meet our goals and objectives outlined above.

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

Non-GAAP Measures

Our management uses a variety of financial and operating measures to analyze operating segment performance. Our management also uses additional measures that are known as “non-GAAP” financial measures in its evaluation of past performance and prospects for the future to supplement our financial information presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These measures are significant factors in assessing our operating results and profitability and include earnings before interest, income taxes, loss attributable to Predecessors, and depreciation and amortization expense (“EBITDA”), Adjusted EBITDA and Distributable Cash Flow. In 2015, we updated our presentation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to include noncontrolling interest in these calculations. Management uses EBITDA and Adjusted EBITDA to manage our operations and business as a whole without regard to amounts attributable to noncontrolling interests. As a result of the change in EBITDA and Adjusted EBITDA, our definition of Distributable Cash Flow was revised to adjust for noncontrolling interest amounts since they continue to impact cash available for distribution to our unitholders.

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

The U.S. GAAP measures most directly comparable to EBITDA and adjusted EBITDA are net earnings and net cash from operating activities. EBITDA and adjusted EBITDA should not be considered as an alternative to U.S. GAAP net earnings or net cash from operating activities. EBITDA and adjusted EBITDA have important limitations as analytical tools, because they exclude some, but not all, items that affect net earnings and net cash from operating activities. We have updated our Distributable Cash Flow to adjust for the impact of our noncontrolling interest acquired in the Rockies Natural Gas Business. The U.S. GAAP measure most directly comparable to Distributable Cash Flow and Pro Forma Distributable Cash Flow is net earnings.

Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These non-GAAP financial measures should not be considered in isolation or as a substitute for analysis of revenues, operating expenses, segment operating income, or any other measure of financial performance presented in accordance with U.S. GAAP. Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, because they may be defined differently by other companies in our industry, thereby diminishing their utility.

Operating Metrics

Management utilizes the following operating metrics to evaluate performance and compare profitability to other companies in the industry: average revenue per barrel, average revenue per MMBtu, and average keep-whole fee per barrel. There are a variety of ways to calculate average revenue per barrel, average revenue per MMBtu, and average keep-whole fee per barrel; other companies may calculate these in different ways. We calculate average revenue per barrel as revenue divided by total throughput (barrels). We calculate average revenue per MMBtu as revenue divided by total throughput (MMBtu). We calculate average keep-whole fee per barrel as revenue divided by total throughput (barrels).

Summary

The following table and discussion is a summary of our results of operations for the three and nine months ended September 30, 2015 and 2014, including a reconciliation of EBITDA and adjusted EBITDA to net earnings and net cash from operating activities and Distributable Cash Flow to net earnings (in millions, except per unit amounts). Our financial results may not be comparable as our Predecessor recorded revenues and general and administrative expenses, and financed operations differently than the Partnership. See “Factors Affecting the Comparability of Our Financial Results” in our Annual Report on Form 10-K for the year ended December 31, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Gathering	$87	$32	$253	$84
Processing	71	—	205	—
Terminalling and Transportation (a)	124	118	362	326
Total Revenues	282	150	820	410
Costs and Expenses
Operating and maintenance expenses (b)	98	55	278	155
General and administrative expenses	28	16	81	39
Depreciation and amortization expenses	44	18	132	51
Net gain on asset disposals and impairments	—	—	—	(4)
Total Costs and Expenses	170	89	491	241
Operating Income	112	61	329	169
Interest and financing costs, net	(37)	(28)	(112)	(63)
Equity in earnings of unconsolidated affiliates	2	—	6	—
Net Earnings	$77	$33	$223	$106

Loss attributable to Predecessors	$—	$—	$—	$4
Net earnings attributable to noncontrolling interest	(3)	—	(19)	—
Net Earnings Attributable to Partners	74	33	204	110
General partner’s interest in net earnings, including incentive distribution rights	(20)	(14)	(51)	(29)
Limited Partners’ Interest in Net Earnings	$54	$19	$153	$81

Net Earnings per Limited Partner Unit:
Common - basic	$0.62	$0.33	$1.85	$1.50
Common - diluted	$0.62	$0.33	$1.85	$1.50
Subordinated - basic and diluted	$—	$—	$—	$1.28

Weighted Average Limited Partner Units Outstanding:
Common units - basic	86.6	55.9	82.5	47.4
Common units - diluted	86.7	56.0	82.6	47.5
Subordinated units - basic and diluted	—	—	—	7.5

EBITDA	$158	$79	$467	$223
Adjusted EBITDA	$158	$80	$481	$224
Distributable Cash Flow	$116	$53	$318	$169

See pages 29 and 30 for footnotes to this table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Earnings:
Net earnings	$77	$33	$223	$106
Loss attributable to Predecessors	—	—	—	4
Depreciation and amortization expenses, net of Predecessor expense	44	18	132	50
Interest and financing costs, net of capitalized interest	37	28	112	63
EBITDA	158	79	467	223
Gain on sale of Boise Terminal (c)	—	—	—	(5)
Acquisition costs included in general and administrative expenses (d)	—	1	1	1
Billing of deficiency payments (e)	—	—	13	—
Inspection and maintenance capital expenses associated with the Northwest Products System (f)	—	—	—	5
Adjusted EBITDA	158	80	481	224
Interest and financing costs, net	(37)	(21)	(112)	(56)
Maintenance capital expenditures (g)	(11)	(13)	(35)	(20)
Other adjustments for noncontrolling interest (h)	—	—	(20)	—
Net earnings attributable to noncontrolling interest (i)	(1)	—	(17)	—
Reimbursement for maintenance capital expenditures (g)	1	3	4	4
Other non-cash operating activities	6	4	17	7
Proceeds from sale of assets	—	—	—	10
Distributable Cash Flow	116	53	318	169
Pro forma adjustment for acquisition of noncontrolling interest (j)	—	—	36	—
Pro Forma Distributable Cash Flow	$116	$53	$354	$169

Reconciliation of EBITDA to Net Cash from Operating Activities:
Net cash from operating activities	$142	$68	$364	$154
Interest and financing costs, net	37	28	112	63
Changes in assets and liabilities	(18)	(13)	3	5
Other non-cash operating activities	(3)	(4)	(12)	(6)
Predecessor impact	—	—	—	3
Net gain on asset disposals and impairments	—	—	—	4
EBITDA	$158	$79	$467	$223
____________

(a)
Our Predecessor did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment for assets acquired in the acquisitions from Tesoro prior to the effective date of each acquisition with the exception of regulatory tariffs charged to Tesoro on the refined products pipeline included in the West Coast Logistics Assets Acquisition.

(b)
Operating and maintenance expenses includes imbalance settlement gains of $9 million for the three months ended September 30, 2014, and imbalance settlement gains of $4 million and $14 million for the nine months ended September 30, 2015 and 2014, respectively. There were no gains or losses for the three months ended September 30, 2015. Also includes reimbursements from Tesoro pursuant predominantly to the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement of $10 million and $8 million for the three months ended September 30, 2015 and 2014, respectively, and $25 million and $18 million for the nine months ended September 30, 2015 and 2014, respectively.

(c)	Includes a gain of $5 million for the nine months ended September 30, 2014 resulting from TLLP’s sale of its Boise terminal.

(d)	Reflects acquisition costs included in general and administrative expenses primarily related to the merger of QEPM into TLLP.

(e)
Several of our contracts contain minimum volume commitments that allow us to charge the customer a deficiency payment if the customer’s actual throughput volumes are less than its minimum volume commitments for the applicable period. In certain contracts, if a customer makes a deficiency payment, that customer may be entitled to offset gathering fees or processing fees in one or more subsequent periods to the extent that such customer’s throughput volumes in those periods exceed its minimum volume commitment. Depending on the specific terms of the contract, revenue under these agreements may be classified as deferred revenue and recognized once all contingencies or potential performance obligations associated with these related volumes have either been satisfied through the gathering or processing of future excess volumes of natural gas, or are expected to expire or lapse through the passage of time pursuant to terms of the applicable agreement. During the nine months ended September 30, 2015, we invoiced customers for deficiency payments. We did not recognize $13 million of revenue related to the billing period as it represented an opening balance sheet asset for the Rockies Natural Gas Business Acquisition; however, TLLP is entitled to the cash receipt from such billings. The timing and amount of deficiency billings vary based on actual shortfall and terms under the applicable agreements.

(f)
Includes costs for detailed inspection and maintenance program on the Northwest Products System, which improved the integrity of the Northwest Products Pipeline to meet the intent of the compliance order. The purchase price of the Northwest Products System was reduced to compensate the Partnership for assuming responsibilities to perform this work.

(g)
Maintenance capital expenditures include expenditures required to ensure the safety, reliability, integrity and regulatory compliance of our assets. Maintenance capital expenditures included in the Distributable Cash Flow calculation are presented net of Predecessor amounts.

(h)
Adjustments represent cash distributions in excess of (or less than) our controlling interest in income and depreciation as well as other adjustments for depreciation and maintenance capital expenditures applicable to the noncontrolling interest obtained in the Rockies Natural Gas Business Acquisition.

(i)
Excludes $2 million of undistributed QEPM earnings prior to the Merger for the three and nine months ended September 30, 2015 that unitholders of QEPM were entitled to receive, but TLLP unitholders will now be entitled to receive as a result of the Merger.

(j)	Reflects the adjustment to include the noncontrolling interest in QEPM as controlling interest based on the pro forma assumption that the Merger occurred on January 1, 2015.

Consolidated Results

Our net earnings for the three months ended September 30, 2015 (“2015 Quarter”) increased $44 million to $77 million from $33 million for the three months ended September 30, 2014 (“2014 Quarter”). The increase in net earnings was due to an increase in revenue of $132 million, or 88%, to $282 million driven primarily by the Rockies Natural Gas Business Acquisition and the West Coast Logistics Assets Acquisition. The increase in revenue was partially offset by:

•	an increase in operating and maintenance expenses of $43 million, or 78%, primarily related to the operations of the Rockies Natural Gas Assets;

•	an increase in general and administrative expenses of $12 million, or 75%, primarily related to higher allocated overhead to support the Partnership’s growing business;

•	an increase in depreciation and amortization expenses of $26 million, primarily as a result of depreciation on the assets and intangibles acquired in the Rockies Natural Gas Business Acquisition; and

•	an increase in net interest and financing costs of $9 million, primarily related to the issuance of senior notes used to fund the Rockies Natural Gas Business Acquisition.

Our net earnings for the nine months ended September 30, 2015 (“2015 Period”) increased $117 million to $223 million from $106 million for the nine months ended September 30, 2014 (“2014 Period”). The increase in net earnings was due to an increase in revenue of $410 million, or 100%, to $820 million driven primarily by the Rockies Natural Gas Business Acquisition and the West Coast Logistics Assets Acquisition. The increase in revenue was partially offset by:

•	an increase in operating and maintenance expenses of $123 million, or 79%, primarily related to the operations of the Rockies Natural Gas Assets;

•
an increase in general and administrative expenses of $42 million, or 108%, primarily related to higher allocated overhead to support the Partnership’s growing business as well as $7 million related to acquisition and integration expenses for the Rockies Natural Gas Business Acquisition and the Merger;

•	an increase in depreciation and amortization expenses of $81 million, primarily as a result of depreciation on the assets and intangibles acquired in the Rockies Natural Gas Business Acquisition; and

•	an increase in net interest and financing costs of $49 million, related to the issuance of senior notes used to fund the Rockies Natural Gas Business Acquisition.

Gathering Segment

The following table and discussion is an explanation of our results of operations of the Gathering segment for the three and nine months ended September 30, 2015 and 2014 (in millions, except volumes, revenue per barrel and revenue per million British thermal units (“MMBtu”) amounts). Our financial information for the Gathering segment includes the results of the crude oil and natural gas gathering systems acquired in the Rockies Natural Gas Business Acquisition for the three and nine months ended September 30, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Crude oil gathering pipeline revenues	$31	$17	$88	$42
Crude oil gathering trucking revenues	10	15	37	42
Gas gathering revenues (a)	46	—	128	—
Total Revenues	87	32	253	84
Costs and Expenses
Operating and maintenance expenses (b)	27	13	74	38
General and administrative expenses	2	2	8	3
Depreciation and amortization expenses	16	2	50	5
Total Costs and Expenses	45	17	132	46
Gathering Segment Operating Income	$42	$15	$121	$38
Volumes
Crude oil gathering pipeline throughput (bpd)	198,929	135,510	181,962	114,359
Average crude oil gathering pipeline revenue per barrel	$1.71	$1.38	$1.77	$1.35
Crude oil gathering trucking volume (bpd)	34,495	50,746	41,918	47,466
Average crude oil gathering trucking revenue per barrel	$3.14	$3.30	$3.24	$3.24
Gas gathering throughput (thousands of MMBtu/d) (a)	1,115	—	1,069	—
Average gas gathering revenue per MMBtu	$0.45	$—	$0.44	$—
_____________

(a)	Natural gas gathering revenues and volumes relate to the operations acquired in the Rockies Natural Gas Business Acquisition.

(b)
Operating and maintenance expenses include imbalance settlement losses of $1 million and imbalance settlement gains of $1 million for the three and nine months ended September 30, 2015, respectively, inclusive of a $2 million market loss adjustment and imbalance settlement gains of $3 million and $6 million for the three and nine months ended September 30, 2014, respectively.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Volumes. Average crude oil gathering pipeline throughput volumes increased 63,419 bpd, or 47%, in the 2015 Quarter as a result of the expansion of our High Plains System and the acquisition of the Rockies Natural Gas Assets, including a 67,023 bpd increase in third-party volumes, offset by a 3,638 bpd decrease in affiliate volumes. Crude oil gathering trucking volumes decreased 16,251 bpd, or 32%, during the 2015 Quarter as more volumes were gathered directly on to our High Plains Pipeline. Average gas gathering throughput volumes were 1,115 thousand MMBtu/d for the 2015 Quarter, which contributed approximately 53% of total Gathering segment revenue.

Financial Results. Gathering revenues increased $55 million, or 172%, to $87 million for the 2015 Quarter compared to $32 million in the 2014 Quarter primarily due to the Rockies Natural Gas Assets as well as higher crude oil pipeline throughput on our High Plains Pipeline. Partially offsetting the increase are decreases in revenues due to lower crude oil gathering trucking volumes in the 2015 Quarter relative to the 2014 Quarter due to increased usage of the High Plains Pipeline in lieu of trucking.

Operating and maintenance expenses increased $14 million, or 108%, to $27 million in the 2015 Quarter compared to $13 million in the 2014 Quarter primarily related to costs associated with the Rockies Natural Gas Assets as well as the increased throughput on the High Plains System.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Volumes. Average crude oil gathering pipeline throughput volumes increased 67,603 bpd, or 59%, in the 2015 Period as a result of the expansion of our High Plains System and the acquisition of the Rockies Natural Gas Assets. This increase was almost entirely due to third-party volumes. Crude oil gathering trucking volumes decreased 5,548 bpd during the 2015 Period as more volumes were gathered on to our High Plains Pipeline. Average gas gathering throughput volumes were 1,069 thousand MMBtu/d for the 2015 Period, which contributed approximately 51% of total Gathering segment revenue.

Financial Results. Gathering revenues increased $169 million, or 201%, to $253 million for the 2015 Period compared to $84 million in the 2014 Period primarily as a result of the Rockies Natural Gas Assets as well as higher crude oil pipeline throughput on our High Plains Pipeline and increased third-party volumes. Partially offsetting the increase are decreases in revenues due to lower crude oil gathering trucking volumes in the 2015 Period relative to the 2014 Period due, in part, to declines in crude oil drilling and increased usage of the High Plains Pipeline in lieu of trucking.

Operating and maintenance expenses increased $36 million, or 95%, to $74 million in the 2015 Period compared to $38 million in the 2014 Period primarily related to costs associated with the Rockies Natural Gas Assets as well as the increased throughput on the High Plains System.

Processing Segment

The following table and discussion is an explanation of our results of operations of the Processing segment for the three and nine months ended September 30, 2015 (in millions, except MMBtu/d, bpd and revenue per MMBtu and fee per barrel). The Processing segment was added as a result of the Rockies Natural Gas Business Acquisition on December 2, 2014, which included natural gas processing operations. Therefore, there was no activity to report for the processing segment for the three and nine months ended September 30, 2014.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Revenues
NGL processing revenues	$26	$71
Fee-based processing revenues	28	81
Other processing revenues (a)	17	53
Total Revenues	71	205
Costs and Expenses
Operating and maintenance expenses (a)	31	91
General and administrative expenses	—	4
Depreciation and amortization expenses	11	33
Total Costs and Expenses	42	128
Processing Segment Operating Income	$29	$77
Volumes
NGL processing throughput (bpd)	7,813	7,517
Average keep-whole fee per barrel of NGL	$35.75	$34.26
Fee-based processing throughput (thousands of MMBtu/d)	767	742
Average fee-based processing revenue per MMBtu	$0.39	$0.40
_____________

(a)
Other processing revenues include revenues associated with transportation and fractionation services that are settled with the customers based on actual costs incurred, which are included within operating and maintenance expenses.

Three Months Ended September 30, 2015

Volumes. Average fee-based processing volumes were 767 thousand MMBtu/d and average NGL processing volumes totaled 7,813 bpd for the 2015 Quarter.

Financial Results. Total processing revenues were $71 million contributing approximately 25% to the Partnership’s total revenues for the 2015 Quarter. Operating and maintenance expenses were $31 million in the 2015 Quarter, which represents approximately 32% of total operating and maintenance expenses for the 2015 Quarter.

Nine Months Ended September 30, 2015

Volumes. Average fee-based processing volumes were 742 thousand MMBtu/d and average NGL processing volumes totaled 7,517 bpd for the 2015 Period.

Financial Results. Total processing revenues were $205 million contributing approximately 25% to the Partnership’s total revenues for the 2015 Period. Operating and maintenance expenses were $91 million in the 2015 Period, which represents approximately 33% of total operating and maintenance expenses for the 2015 Period.

Terminalling and Transportation Segment

The following tables and discussion are an explanation of our results of operations of the Terminalling and Transportation segment for the three and nine months ended September 30, 2015 and 2014 (in millions, except barrel and per barrel amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Terminalling revenues	$93	$89	$275	$244
Pipeline transportation revenues	31	29	87	82
Total Revenues	124	118	362	326
Costs and Expenses
Operating and maintenance expenses (a)	40	42	113	117
General and administrative expenses	10	8	26	22
Depreciation and amortization expenses	17	16	49	46
Net gain on asset disposals and impairments	—	—	—	(4)
Total Costs and Expenses	67	66	188	181
Terminalling and Transportation Operating Income	$57	$52	$174	$145
Volumes
Terminalling throughput (bpd)	964,314	942,930	931,752	919,356
Average terminalling revenue per barrel	$1.05	$1.03	$1.08	$0.97
Pipeline transportation throughput (bpd)	838,212	843,293	819,239	824,468
Average pipeline transportation revenue per barrel	$0.40	$0.36	$0.39	$0.36
____________

(a)
Operating and maintenance expenses include imbalance settlement gains of $1 million and $7 million for the three months ended September 30, 2015 and 2014, respectively, and $3 million and $9 million for the nine months ended September 30, 2015 and 2014, respectively.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Volumes. Terminalling throughput volumes increased 21,384 bpd in the 2015 Quarter compared to the 2014 Quarter due to lower 2014 Quarter throughput at our California marine terminals. Pipeline transportation throughput volumes decreased 5,081 bpd in the 2015 Quarter compared to the 2014 Quarter primarily due to scheduled maintenance on our Tesoro Alaska Pipeline.

Financial Results. Revenues increased $6 million, or 5%, to $124 million in the 2015 Quarter compared to $118 million in the 2014 Quarter primarily as a result of the commercial agreements executed with Tesoro at the time of the West Coast Logistics Assets Acquisition.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Volumes. Terminalling throughput volumes increased 12,396 bpd in the 2015 Period compared to the 2014 Period primarily as a result of higher volumes at our southern California terminals, which was partially offset by lower volumes at our Salt Lake City terminal. Pipeline transportation throughput volumes decreased 5,229 bpd in the 2015 Period compared to the 2014 Period due to planned maintenance at Tesoro’s Utah refinery and scheduled maintenance on our Tesoro Alaska Pipeline.

Financial Results. Revenues increased $36 million, or 11%, to $362 million in the 2015 Period compared to $326 million in the 2014 Period primarily as a result of the higher volumes at our southern California terminals and the commercial agreements executed with Tesoro at the time of the West Coast Logistics Assets Acquisition.

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

ATM Program. On June 25, 2014, we filed a prospectus supplement to our shelf registration statement filed with the Securities and Exchange Commission (“SEC”) in 2012 , authorizing the continuous issuance of up to an aggregate of $200 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “2014 ATM Program”). The 2014 ATM Program expired during the second quarter of 2015. During the nine months ended September 30, 2015, we issued an aggregate of 819,513 common units, under our 2014 ATM Program, generating net proceeds of approximately $45 million. There were no common units issued during the three months ended September 30, 2015. The net proceeds from sales under the 2014 ATM Program were used for general partnership purposes, which included debt repayment, acquisitions, capital expenditures and additions to working capital.

On August 21, 2015, we filed a prospectus supplement to our shelf registration statement filed with the Securities and Exchange Commission on August 6, 2015, authorizing the continuous issuance of up to an aggregate of $750 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “2015 ATM Program”). During the three and nine months ended September 30, 2015, we issued an aggregate of 537,014 common units under our 2015 ATM Program, generating net proceeds of approximately $26 million. The net proceeds from sales under the 2015 ATM Program will be used for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

We paid total fees of approximately $1 million related to the issuance of units under the 2014 and 2015 ATM programs for the nine months ended September 30, 2015.

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

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution including general partner IDRs (in millions)	Date of Distribution	Unitholders Record Date
December 31, 2014	$0.6675	$2.67	$70	February 13, 2015	February 2, 2015
March 31, 2015	0.6950	2.78	70	May 15, 2015	May 4, 2015
June 30, 2015	0.7225	2.89	81	August 14, 2015	August 3, 2015
September 30, 2015 (a)	0.7500	3.00	86	November 13, 2015	November 2, 2015
______________

(a)	This distribution was declared on October 22, 2015 and will be paid on the date of distribution.

Debt Overview

Our debt, net of unamortized issuance costs, of $2.6 billion at September 30, 2015 is summarized as follows (in millions):

Debt principal, including current maturities:	September 30, 2015
Revolving Credit Facility	$280
5.500% Senior Notes due 2019	500
5.875% Senior Notes due 2020	470
6.125% Senior Notes due 2021	550
6.250% Senior Notes due 2022	800
Capital lease obligations	8
Total Debt	2,608
Unamortized Issuance Costs (b)	(39)
Debt, Net of Unamortized Issuance Costs	$2,569
____________

(b)	Includes unamortized premium associated with our 5.875% Senior Notes due 2020 of $4 million as of September 30, 2015.

Revolving Credit Facility

As of September 30, 2015, our Revolving Credit Facility provided for total loan availability of $900 million, and we are allowed to request that the loan availability be increased up to an aggregate of $1.5 billion, subject to receiving increased commitments from the lenders. Borrowings are available under the Revolving Credit Facility up to the total loan availability of the facility. Our Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our consolidated subsidiaries, with the exception of Rendezvous Gas Services L.L.C., and secured by substantially all of our assets. We had $280 million of borrowings outstanding under the Revolving Credit Facility, resulting in a total unused loan availability of $620 million or 69% of the borrowing capacity as of September 30, 2015. The weighted average interest rate for borrowings under our Revolving Credit Facility was 2.69% at September 30, 2015. The Revolving Credit Facility is scheduled to mature on December 2, 2019.

The Revolving Credit Facility was subject to the following expenses and fees at September 30, 2015:

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

The Revolving Credit Facility and our Senior Notes due 2019, 2020, 2021 and 2022 contain covenants that may, among other things, limit or restrict our ability (as well as the ability of our subsidiaries) to engage in certain activities. There have been no changes in these covenants from those described in the Annual Report on 10-K for the year ended December 31, 2014. We do not believe that these limitations will restrict our ability to pay distributions. Additionally, the Revolving Credit Facility contains covenants that require us to maintain certain interest coverage and leverage ratios. We submit compliance certifications to the bank quarterly, and we were in compliance with our debt covenants as of September 30, 2015.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	Nine Months Ended September 30,
	2015	2014
Cash Flows From (Used In):
Operating Activities	$364	$154
Investing Activities	(240)	(106)
Financing Activities	(132)	(67)
Decrease in Cash and Cash Equivalents	$(8)	$(19)

Operating Activities. Net cash from operating activities increased $210 million to $364 million in the 2015 Period compared to $154 million for the 2014 Period primarily due to a significant contribution of operating income from the Rockies Natural Gas Business Acquisition as well as incremental cash flow from growth on the High Plains System and commercial agreements executed in connection with the West Coast Logistics Assets Acquisition.

Investing Activities. Net cash used in investing activities for the 2015 Period increased $134 million to $240 million compared to $106 million in the 2014 Period. The increase related to this outflow was a result of higher capital expenditures in the 2015 Period including spending related to the construction of the Connolly Gathering System, the second phase of the Bakken area storage hub, and various projects on our Southern California distribution system. See “Capital Expenditures” below for a discussion of the various maintenance and growth projects in the 2015 Period, including those reimbursed by our customers.

Financing Activities. Net cash used in financing activities for the 2015 Period was $132 million compared to $67 million for the 2014 Period. We paid higher quarterly cash distributions totaling $221 million during the 2015 Period compared to quarterly cash distributions totaling $118 million paid in the 2014 Period. Additionally, we paid $20 million in distributions to the common public unitholders of QEPM and QEPM’s subsidiaries during the 2015 Period. Cash distributions were offset by $71 million in proceeds from the issuance of units under our 2015 ATM Program and 2014 ATM Program and $20 million of net borrowings under our Revolving Credit Facility during the 2015 Period.

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

Our total 2015 expected capital expenditures of approximately $345 million includes $45 million of maintenance capital expenditures. We expect to receive reimbursements of $15 million primarily for our maintenance capital expenditures. During the third quarter of 2015, we reduced our estimate for growth capital expenditures by $90 million as a result of cost reductions, scope changes and deferred expenditure timing of several growth projects.

The following table is a summary of our capital expenditures for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Growth	$81	$50	$200	$117
Maintenance (a)	11	13	35	20
Total Capital Expenditures	$92	$63	$235	$137
____________________

(a)	Reimbursements for maintenance capital expenditures totaled $1 million and $3 million for the 2015 Quarter and 2014 Quarter, respectively, and $4 million for each of the 2015 Period and 2014 Period.

Growth Capital Expenditures

Our major growth projects include the following:

	Total Project Expected Capital Expenditures	Actual 2015 Capital Expenditures	Expected Capital Expenditures for Remainder of 2015	Expected In-service Date
Connolly Gathering System (a)	$150	$93	$22	2015
Anacortes Light Products Truck Rack (b)	23	10	—	2015
Pinedale and Uinta Compression (c)	110	9	16	2016-2017
High Plains Pipeline Expansion (d)	50	1	13	2016
Charging Eagle Gathering System (e)	40 - 50	—	1	2016
Bakken Area Storage Hub (f)	30	16	13	2016
Southern California Distribution System (g)	20 - 25	17	3	2016-2017
____________________

(a)
Connolly Gathering System construction with estimated capital spending of $115 million in 2015. The Connolly Gathering System will gather crude oil from various points in Dunn County, North Dakota for delivery at the existing Connolly Station and is expected to have a capacity of approximately 60,000 bpd. The first barrels were delivered into the main line at the end of 2014 and the project is expected to be completed in November 2015.

(b)
A new light products truck rack at the site of the existing Anacortes terminal acquired as part of the West Coast Logistics Assets, which is expected to add an additional 6,000 to 7,000 barrels per day of gasoline and diesel throughput. The project is expected to be operational in November 2015.

(c)	Projects to increase compression for our Pinedale and Uinta natural gas gathering systems and expand our gathering system in the Uinta basin with estimated capital spending of $25 million in 2015.

(d)	Projects to expand crude oil gathering throughputs on the High Plains Pipeline in McKenzie County, North Dakota.

(e)	The construction of the Charging Eagle Gathering System, a crude oil and produced water gathering and treating system in eastern Dunn County, North Dakota.

(f)
The construction of the second phase of the Bakken Area Storage Hub (“BASH”) provides storage for the Bakken region with tanks located in two strategic areas of the basin. It has current storage capacity of approximately 780,000 barrels, growing to over 1 million barrels of capacity.

(g)
Projects to expand and optimize the southern California distribution system with 2015 expected spending of $20 million. The projects are expected to increase throughput and expand ancillary service capabilities.

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

The Partnership has been party to various environmental matters arising in the ordinary course of business. The outcome of these matters cannot always be accurately predicted, but the Partnership recognizes liabilities for these matters based on estimates and applicable accounting guidelines and principles. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental liabilities are estimates using internal and third-party assessments and available information to date. It is possible that these estimates will change as more information becomes available. Our accruals for these environmental expenditures totaled $15 million and $32 million at September 30, 2015 and December 31, 2014, respectively.

Tioga, North Dakota Crude Oil Pipeline Release. In September 2013, the Partnership responded to the release of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted to restore the site for agricultural use. We spent $17 million during the nine months ended September 30, 2015 on remediation related to the Crude Oil Pipeline Release. Our condensed consolidated balance sheet included $8 million and $25 million in accrued environmental liabilities related to the Crude Oil Pipeline Release at September 30, 2015 and December 31, 2014, respectively. This incident was covered by our pollution legal liability insurance policy, subject to a $1 million deductible and a $25 million loss limit. Pursuant to this policy, there were no insurance recovery receivables related to the Crude Oil Pipeline Release at September 30, 2015, and $18 million at December 31, 2014. As of September 30, 2015, the total estimated remediation costs were $42 million, which exceeded our pollution liability legal insurance policy and we are continuously seeking to improve remediation methods and associated costs.

Costs to comply with a safety order related to the Crude Oil Pipeline Release issued by the Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation (“PHMSA”) and the NOV received from the North Dakota Department of Health that is discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q are not expected to have a material adverse effect on our liquidity, financial position, or results of operations.

Chevron Diesel Pipeline Release. On March 18, 2013, Chevron Pipe Line Company and Northwest Terminalling Company (collectively, “Chevron”) detected and responded to the release of diesel fuel (the “Diesel Pipeline Release”) that occurred near Willard, Utah on the Northwest Products System. As a result of this release, a Corrective Action Order (the “CAO”) was issued on March 22, 2013 by PHMSA. Chevron retained the financial and operational responsibility to remediate the site of the Diesel Pipeline Release, including the payment of any monetary fines and penalties assessed by any government authority arising from this incident, prior to and subsequent to the date of acquisition until June 19, 2015. The Partnership assumed responsibility for performing additional testing and associated pipeline repairs on the pipeline pursuant to the CAO upon closing the Northwest Products System acquisition. On March 6, 2015, PHMSA issued a closure letter indicating that we have complied with all the terms of the CAO and that no further action is required. We have recognized $4 million and $6 million in as environmental remediation liabilities at September 30, 2015 and December 31, 2014, respectively, representing our best estimate of liabilities remaining for all assets acquired from Chevron.

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

Legal

Questar Gas Company v. QEP Field Services Company. QEPFS’ former affiliate, Questar Gas Company (“QGC”) and its affiliate Wexpro, filed a complaint on May 1, 2012, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, and an accounting and declaratory judgment related to a 1993 gathering agreement (the “1993 Agreement”) executed when the parties were affiliates. Tesoro Logistics has agreed to indemnify QEP Field Services Company for this claim under the acquisition agreement for QEPFS. Under the 1993 Agreement, certain of QEPFS’ systems provide gathering services to QGC charging an annual gathering rate, which is based on the cost of service calculation. QGC is disputing the annual calculation of the gathering rate, which has been calculated in the same manner since 1998, without objection by QGC. At the closing of the QEPM initial public offering, the assets and agreement discussed above were assigned to QEPM. QGC amended its complaint to add QEPM as a defendant in the litigation. QEPM was indemnified by the Partnership upon closing of the Rockies Natural Gas Business Acquisition for costs, expenses and other losses incurred by QEPM in connection with the QGC dispute, subject to certain limitations, as set forth in the QEPM Omnibus Agreement. QGC has netted $18 million of disputed amounts from its monthly payments of the gathering fees to QEPFS and has continued to net such amounts from its monthly payment to QEPM. In December 2014, the trial court granted a partial summary judgment in favor of QGC on the issues of the appropriate methodology for certain of the cost of service calculations. As a result of the summary judgment, the Partnership assumed a $21 million liability for estimated damages in excess of the amount QGC has netted for disputed amounts. Issues regarding other calculations, the amount of damages and certain counterclaims in the litigation remain open pending a trial on the merits. We believe the outcome of this matter will not have a material impact on our liquidity, financial position, or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not own the refined products, natural gas or crude oil that are shipped through our pipelines, distributed through our terminals or held in our storage facilities we have minimal direct exposure to risks associated with fluctuating commodity prices. In addition, our commercial agreements with Tesoro are indexed for inflation and contain fuel surcharge provisions that are designed to substantially mitigate our exposure to increases in diesel fuel prices and the cost of other supplies used in our business. Our exposure to commodity price risk related to imbalance gains and losses or to diesel fuel or other supply costs are currently not expected to be material to our financial position and we do not intend to hedge our exposure.

We bear a limited degree of commodity price risk with respect to our gathering contracts. Specifically, pursuant to our contracts, we retain and sell condensate that is recovered during the gathering of natural gas. Thus, a portion of our revenue is dependent on the price received for the condensate. Condensate historically sells at a price representing a slight discount to the price of crude oil. We consider our exposure to commodity price risk associated with these arrangements to be minimal based on the amount of revenues generated under these arrangements compared to our overall revenues. We do not enter into commodity derivative instruments because of the minimal impact of commodity price risk on our liquidity, financial position and results of operations. Assuming all other factors remained constant, a $1 change in condensate pricing, based on our quarter-to-date average throughput, would be immaterial to our consolidated operating income. This analysis may differ from actual results.

Effective December 2, 2014, following the completion of the Rockies Natural Gas Business Acquisition, we began processing gas for certain producers under “keep-whole” processing agreements. Under a keep-whole agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a British thermal unit content equivalent to the NGLs removed. The operating margin for these contracts is determined by the spread between NGL sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). TLLP entered into a five-year agreement with Tesoro, which transfers the commodity risk exposure associated with these keep-whole processing agreements from TLLP to Tesoro. Under the Keep-Whole Commodity Agreement with Tesoro, Tesoro pays TLLP a processing fee for NGLs related to keep-whole agreements and delivers Shrink Gas to the producers on behalf of TLLP (the “Keep-Whole Commodity Agreement”). TLLP pays Tesoro a marketing fee in exchange for assuming the commodity risk.

Terms and pricing under this agreement are revised each year. The Keep-Whole Commodity Agreement minimizes the impact of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. However, the annual fee we charge Tesoro could be impacted as a result of any changes in the spread between NGL sales prices and the price of natural gas.

Interest Rate Risk

Our use of debt directly exposes us to interest rate risk. Variable-rate debt, such as borrowings under our Revolving Credit Facility, exposes us to short-term changes in market rates that impact our interest expense. Fixed rate debt, such as our Senior Notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to rates higher than the current market. The fair value of our fixed rate debt was estimated using quoted market prices. The carrying value and fair value of our debt were both approximately $2.6 billion as of September 30, 2015 and December 31, 2014. These carrying and fair values of our debt do not include the unamortized issuance costs associated with our total debt. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. With all other variables constant, a 0.25% change in the interest rate associated with the borrowings outstanding under our Revolving Credit Facility at September 30, 2015 would change annual interest expense by less than $1 million. As of September 30, 2015, we had $280 million of borrowings under our Revolving Credit Facility. Any change in interest rates would affect cash flows, but not the fair value of the debt we incur under our Revolving Credit Facility.

We do not currently have in place any hedges or forward contracts to reduce our exposure to interest rate risks; however, we continue to monitor the market and our exposure, and may enter into these transactions in the future. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. In 2014, we completed a transition from the 1992 framework of the Committee of Sponsoring Organizations of the Treadway Commission to its 2013 framework for assessing our internal control effectiveness over financial reporting. There have been no significant changes in our internal controls over financial reporting (as defined by applicable Securities and Exchange Commission rules) during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect these controls.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters and certain matters may require years to resolve. Although we cannot provide assurance, we believe that an adverse resolution of the matters described below, except as may be specifically disclosed, will not have a material adverse impact on our liquidity, financial position, or results of operations.

On October 7, 2015, we received an offer to settle a Notice of Violation (“NOV”) received from the North Dakota Department of Health. The NOV was issued on March 21, 2015 and alleges violations of water pollution regulations as a result of a release of crude oil that occurred near Tioga, North Dakota on our gathering and transportation pipeline system in September 2013. While we are evaluating the settlement offer, we cannot currently estimate the timing of the resolution of this matter. The ultimate resolution of this matter will not have a material impact on our liquidity, financial position, or results of operations.

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We may acquire units to satisfy tax withholding obligations in connection with the vesting of units issued to certain employees. There were no such units acquired during the three months ended September 30, 2015.

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

4.1
Second Supplemental Indenture, dated as of May 21, 2015, among TLLP Merger Sub LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.50% Senior Notes due 2019 and the 6.25% Senior Notes due 2022 (incorporated by reference herein to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, File No. 1‑35143).

4.2
Fourth Supplemental Indenture, dated as of May 21, 2015, among TLLP Merger Sub LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2021 (incorporated by reference herein to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, File No. 1‑35143).

4.3
Sixth Supplemental Indenture, dated as of May 21, 2015, among TLLP Merger Sub LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, File No. 1‑35143).

10.1
Support Agreement, dated as of April 6, 2015 by and among QEP Midstream Partners, LP, Tesoro Logistics LP, and QEP Field Services, LLC (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on April 6, 2015, File 1-35143).

10.2
Tesoro Logistics LP Non-Employee Director Compensation Program. (incorporated by reference herein to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File 1-35143)

10.3
Amendment No. 2 to the Third Amended and Restated Omnibus Agreement, dated as of August 3, 2015, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, File No. 1‑35143).

10.4
Termination of First Amended and Restated Omnibus Agreement, dated as of August 3, 2015, among Tesoro Logistics LP and Tesoro Logistics GP, LLC, QEP Midstream Partners GP, LLC, QEP Midstream Partners, LP, and QEP Midstream Partners Operating, LLC (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, File No. 1‑35143).

10.5
Termination of Credit Agreement, dated as of August 3, 2015, between QEP Field Services, LLC and QEP Midstream Partners, LP (incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, File No. 1‑35143).

10.6
Amended and Restated QEP Midstream Partners, LP 2013 Long-Term Incentive Plan (incorporated by reference herein from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on July 23, 2015, File No. 1-35143).

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
______________

*	Filed herewith

**	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TESORO LOGISTICS LP

		By:	Tesoro Logistics GP, LLC
Its general partner

Date:	October 29, 2015	By:	/s/ GREGORY J. GOFF
Gregory J. Goff
Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2015	By:	/s/ STEVEN M. STERIN
Steven M. Sterin
Vice President and Chief Financial Officer
(Principal Financial Officer)