Form 10-K
period 2015-12-31
TESORO LOGISTICS LP
filed 2016-02-25
CIK 1507615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10‑K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to __________

Commission File Number 1‑35143

TESORO LOGISTICS LP
(Exact name of registrant as specified in its charter)

Delaware	27‑4151603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2015, the aggregate market value of common limited partner units held by non-affiliates of the registrant was approximately $2.7 billion based upon the closing price of its common units on the New York Stock Exchange Composite tape. The registrant had 93,569,345 common units and 1,900,515 general partner units outstanding at February 18, 2016.

DOCUMENTS INCORPORATED BY REFERENCE: None

TESORO LOGISTICS LP
ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements”.

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

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•
changes in global economic conditions and the effects of a global economic downturn on our business, on the business of our key customers, including Tesoro, and on our customers’ suppliers, customers, business partners and credit lenders;

•	a material decrease in the crude oil and natural gas produced in the Bakken Shale/Williston Basin area of North Dakota and Montana (the “Bakken Region”);

•	a material decrease in the natural gas and crude oil produced in the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming (the “Rockies Region”);

•	the ability of our key customers, including Tesoro, to remain in compliance with the terms of their outstanding indebtedness;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•
changes in the cost or availability of third-party vessels, pipelines and other means of delivering and transporting crude oil, feedstocks, natural gas, natural gas liquids (“NGLs”) and refined products;

•	the coverage and ability to recover claims under our insurance policies;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	the timing and extent of changes in commodity prices and demand for refined products, natural gas and NGLs;

•	changes in our cash flow from operations;

•	impact of QEP Resources’ and Questar Gas Company’s failure to perform under the terms of our gathering agreements as they are our largest customers in TLLP’s natural gas business.

•
the risk of contract cancellation, non-renewal or failure to perform by those in our supply and distribution chains, including Tesoro and Tesoro’s customers, and the ability to replace such contracts and/or customers;

•	the suspension, reduction or termination of Tesoro’s obligation under our commercial agreements and our secondment agreement;

•	a material decrease in profitability among our customers, including Tesoro;

•	earthquakes or other natural disasters affecting operations;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents, cyber-security breaches or acts of war;

•	weather conditions affecting operations by us or our key customers, including Tesoro, or the areas in which the customers we serve operate;

•	disruptions due to equipment interruption or failure at our facilities, Tesoro’s facilities or third-party facilities on which our key customers, including Tesoro, are dependent;

•	changes in the expected value of and benefits derived from acquisitions;

•	actions of customers and competitors;

•	changes in our credit profile;

•
state and federal environmental, economic, health and safety, energy and other policies and regulations, including those related to climate change and any changes therein and any legal or regulatory investigations, delays, compliance costs or other factors beyond our control;

•	operational hazards inherent in refining operations and in transporting and storing crude oil, natural gas, NGLs and refined products;

•	changes in capital requirements or in execution and benefits of planned capital projects;

•	seasonal variations in demand for natural gas and refined products;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any accruals, which affect us or Tesoro;

•	risks related to labor relations and workplace safety; and

•	political developments.

Many of these factors are described in greater detail in Part I with “Competition” in Business, Item 1, “Properties” in Item 2 and “Risk Factors” in Item 1A. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Annual Report on Form 10-K.

GLOSSARY OF TERMS

Bhp - Brake horsepower.

Bpd - Barrel per day.

BTU - British thermal unit—a measure of the amount of energy required to raise the temperature of a one-pound mass of water one degree Fahrenheit at sea level.

Common Carrier Pipeline - A pipeline engaged in the transportation of crude oil, refined products or other hydrocarbon-based products as a common carrier for hire.

End User - The ultimate user and consumer of transported energy products.

FERC - Federal Energy Regulatory Commission.

Fractionation - The process of separating natural gas liquids into its component parts by heating the natural gas liquid stream and boiling off the various fractions in sequence from the lighter to the heavier hydrocarbon.

Gas Processing - A complex industrial process designed to remove the heavier and more valuable natural gas liquids components from raw natural gas allowing the residue gas remaining after extraction to meet the quality specifications for long-haul pipeline transportation or commercial use.

Life-Of-Reserves Contract - A contract that remains in effect as long as commercial production of hydrocarbons is ongoing.

Mbpd - Thousand barrels per day.

MMBtu - Million British thermal units.

MMBtu/d - Million British thermal units per day.

MMcf - Million cubic feet. Cubic foot or feet is a common unit of gas measurement. One standard cubic foot equals the volume of gas in one cubic foot measured at standard temperature (60 degrees Fahrenheit) and standard pressure (14.73 pounds standard per square inch). One MMBtu is equivalent to one MMcf adjusted for water content.

MMcf/d - Million cubic feet per day.

NGL - Natural gas liquids.

Refined Products - Hydrocarbon compounds, such as gasoline, diesel fuel, jet fuel and residual fuel that are produced by a refinery.

Throughput - The volume of hydrocarbon-based products transported or passing through a pipeline, plant, terminal or other facility during a particular period.

Unit Train - A train consisting of approximately one hundred rail cars containing a single material (such as crude oil) that is transported by the railroad as a single unit from its origin point to the destination, enabling decreased transportation costs and faster deliveries.

PART I

ITEM 1. BUSINESS

Tesoro Logistics LP (“TLLP” or the “Partnership”) is a fee-based, growth-oriented Delaware limited partnership formed in December 2010 by Tesoro Corporation and its wholly owned subsidiary, Tesoro Logistics GP, LLC (“TLGP”), our general partner, to own, operate, develop and acquire logistics assets. Unless the context otherwise requires, references in this report to “we,” “us,” “our,” or “ours” refer to Tesoro Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless the context otherwise requires, references in this report to “Tesoro” or our “Sponsor” refer collectively to Tesoro Corporation and any of its subsidiaries, other than TLLP, its subsidiaries and its general partner.

In April 2011, we completed our initial public offering (the “Initial Offering”). Subsequent to the Initial Offering we have acquired additional assets from Tesoro, and those assets, liabilities and results of operations are collectively referred to as the “Predecessors.” Our financial information for all periods with the exception of the consolidated balance sheet as of December 31, 2015, includes the historical results of our Predecessor and the results of TLLP. The financial statements of our Predecessor have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessor had been operated as an unaffiliated entity. Most notably, this applies to the revenue associated with the terms of the commercial agreements as our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment, with the exception of regulatory tariffs charged to Tesoro on the refined products pipeline included in the West Coast Logistics Assets Acquisition.

TLLP is a full-service logistics company operating primarily in the western and mid-continent regions of the United States. We own and operate networks of over 3,500 miles of crude oil, refined products and natural gas pipelines and 29 crude oil and refined products truck and marine terminals that have over 15 million barrels of storage capacity. In addition, we own and operate four natural gas processing complexes and one fractionation facility. Our assets are categorized into a Gathering segment, a Processing segment and a Terminalling and Transportation segment. Segment disclosures are discussed in Note 14 to our combined consolidated financial statements in Part II, Item 8. Our business is affected by seasonality due to weather conditions, access restrictions as well as supply and demand.

We generate revenues by charging fees for gathering crude oil and natural gas, for terminalling, transporting and storing crude oil and refined products and for processing natural gas. We are generally not directly exposed to commodity price risk with respect to any of the crude oil, natural gas, natural gas liquids (“NGLs”) or refined products that we handle, as part of our normal operations. However, we may be subject to nominal commodity risk exposure due to pipeline loss allowance provisions in many of our pipeline gathering and transportation contracts and a nominal amount of condensate retained as part of our natural gas gathering services. In the event actual measured pipeline losses are less than the loss allowance we are able to sell the natural gas and crude oil at market price adjusted for premiums; vice versa when actual losses exceed loss allowances we purchase natural gas or crude oil at market prices. As part of acquiring all of the limited liability company interests of QEP Field Services, LLC, (the “Rockies Natural Gas Business Acquisition”), we acquired a natural gas imbalance created by accumulating monthly loss allowance gains that were not sold. The natural gas imbalance exposes us to fluctuations in natural gas prices. At December 31, 2015, the estimated value of the imbalance was $2 million. For the NGLs that we handle under “keep-whole” agreements, the Partnership has a fee-based processing agreement with Tesoro, which minimizes the impact of commodity price movements during the annual period subsequent to renegotiation of terms and pricing each year. We do not engage in the trading of crude oil, natural gas, NGLs or refined products; therefore, we have minimal direct exposure to risks associated with commodity price fluctuations. However, through their effects on our customers’ operations, these risks indirectly influence our activities and results of operations over the long term. Tesoro and QEP Resources accounted for 55% and 16% of our total revenues in the year ended December 31, 2015, respectively.

The Partnership is not a taxable entity for federal and state income tax purposes. Instead, each partner of the Partnership is required to take into account its share of income, gain, loss and deduction of the partnership in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to the partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax bases and financial reporting bases of assets and liabilities, the acquisition price of their units and the taxable income allocation requirements under the partnership agreement.

The following provides an overview of our assets and operations in relation to Tesoro’s refineries:

GATHERING

Our gathering systems include crude oil and natural gas pipeline gathering systems in the Bakken Shale/Williston Basin area of North Dakota and Montana (the “Bakken Region”) and the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming (the “Rockies Region”), including:

•	a common carrier crude oil gathering and transportation system in North Dakota and Montana (the “High Plains System”);

•	the Williston Gathering System, which consists of a crude oil and natural gas gathering system located in the Williston Basin, North Dakota;

•	the Uinta Basin Gathering System, which consists of natural gas gathering systems and compression assets located in northeastern Utah;

•	the Green River System, which consists of an integrated natural gas gathering and transportation system;

•	the Vermillion Gathering System, which consists of natural gas gathering and compression assets located in Southern Wyoming, northwest Colorado and northeast Utah;

•	a 50% equity method investment in Three Rivers Gathering, which transports natural gas to our natural gas processing facilities, located in the Uinta Basin; and

•	a 38% equity method investment in Uintah Basin Field Services, which operates gathering pipeline and gas compression assets located in the southeastern Uinta Basin.

The following table details the average aggregate Mbpd and MMBtus of natural gas transported through our assets for the year ended December 31, 2015.

Crude oil transported (Mbpd):
Pipelines (a)	188
Trucking	38
Natural gas transported (thousands of MMBtu/d):
Pipelines	1,077
____________

(a)	Also includes barrels that were gathered and then delivered into our High Plains Pipeline by truck.

High Plains System. We own and operate a common carrier crude oil gathering and transportation system consisting of approximately 1,020 miles of common carrier pipeline in North Dakota and Montana (the “High Plains Pipeline”), which gathers and transports crude oil. The Partnership transports all of the crude oil processed at Tesoro’s North Dakota refinery via the High Plains System.

As part of our High Plains System, we own storage facilities in North Dakota for the Bakken region with tanks located in strategic areas of the basin, which provide our customers access to and from multiple pipelines and rail loading facilities in the area. The current commercial storage capacity is approximately 780,000 barrels as of December 31, 2015.

In addition, we own and operate a truck-based crude oil gathering operation. This operation uses a combination of proprietary and third-party trucks, all of which we dispatch and schedule. These trucks gather and transport crude oil from well sites or nearby collection points in the Bakken Region and deliver it to our High Plains Pipeline and third-party destinations. We charge per-barrel tariffs and service fees for picking up and transporting crude oil, for dispatching and scheduling proprietary and third-party trucks and for use of our field unloading tanks.

Williston Gathering System. The Williston Gathering System is a crude oil and natural gas gathering system located in the Williston Basin in McLean County, North Dakota. The Williston Gathering System is primarily supported by long-term, fee-based, crude oil and gas gathering agreements with minimum volume commitments. The crude oil gathering results of operations and volumes from this system are included in the amounts disclosed for the High Plains System.

Uinta Basin Gathering System. The Uinta Basin Gathering System consists of natural gas gathering systems and compression assets located in northeast Utah, which include approximately 602 miles of low-pressure gathering pipeline and 54,280 bhp of natural gas compression. We refer to these individual gas gathering systems collectively as the Uinta Basin Gathering System. The gathering system is primarily supported by acreage dedications and long-term, fee-based gathering agreements that contain annual inflation adjustment mechanisms and minimum volume commitments.

Green River System. The Green River System, located in western Wyoming, consists of three integrated assets: the Green River Gathering Assets, the assets owned by Rendezvous Gas Services, L.L.C. (“Rendezvous Gas”) and the Rendezvous Pipeline Company, LLC (“Rendezvous Pipeline”). In addition to gathering natural gas, the system also gathers crude oil production, transports the crude oil to an interstate pipeline interconnect, and gathers and handles produced and flowback water associated with well completion and production activities.

•	The Green River Gathering Assets are primarily supported by Life-of-Reserves Contracts and long-term, fee-based gathering agreements with minimum volume commitments.

•
Rendezvous Gas is an indirect, non-wholly owned subsidiary of TLLP, which was formed to own and operate the infrastructure that transports gas from certain fields to several re-delivery points, including natural gas processing facilities that are owned by TLLP or a third party.

•
Rendezvous Pipeline provides gas transportation services from the Blacks Fork processing complex in southwest Wyoming to an interconnect with the Kern River Pipeline. The capacity on the Rendezvous Pipeline system is contracted under long-term take or pay transportation contracts.

Vermillion Gathering System. The Vermillion Gathering System consists of gas gathering and compression assets located in southern Wyoming, northwest Colorado and northeast Utah. The Vermillion Gathering System is primarily supported by Life-of-Reserves Contracts and long-term, fee-based gas gathering agreements with minimum volume commitments.

Three Rivers Gathering System. Three Rivers Gathering, L.L.C. (“Three Rivers Gathering”) is a joint venture between TLLP and Ute Energy, which was formed to transport natural gas gathered by Uintah Basin Field Services, an equity method investment in which we own a 50% fee interest, and other third-party volumes to gas processing facilities owned by us and third parties. The Three Rivers Gathering system is primarily supported by long-term, fee-based gas gathering agreements with minimum volume commitments.

Uintah Basin Field Services, L.L.C. Uintah Basin Field Services is a joint venture between QEP Field Services, LLC’ (“QEPFS”), Discovery Natural Resources LLC, and Ute Energy Midstream Holdings, LLC that was formed to allow the partners to jointly develop the natural gas gathering infrastructure within a defined area of mutual interest located in the southeastern Uinta Basin. The gathering system consists of approximately 96 miles of gathering pipeline and 2,370 bhp of gas compression and is operated by us. The gathering system is supported by long-term, fee-based gas gathering agreements that contain firm throughput commitments, which generate fees whether or not the capacity is used. The system is currently fully subscribed due to these firm commitments, but we believe we can easily expand this system by adding incremental compression or looping a portion of the existing pipeline. The gathering system has total throughput capacity of approximately 120 MMcf/d.

The following table provides information regarding the gathering assets by system as of December 31, 2015.

Gathering System	Products Handled	Length (miles)	Compression (bhp)
High Plains System	Crude Oil	1,020	—
Williston Gathering System	Natural gas	20	239
	Crude Oil	18	—
Uinta Basin Gathering System	Natural gas	602	54,280
Green River System
Green River Gathering Assets	Natural gas	366	49,131
	Crude oil	208	—
	Water	38	—
Rendezvous Gas Services, L.L.C.	Natural gas	311	7,800
Rendezvous Pipeline	Natural gas	21	—
Vermillion Gathering System	Natural gas	480	25,562
Three Rivers Gathering, L.L.C.	Natural gas	52	4,735
Uintah Basin Field Services, L.L.C.	Natural gas	96	2,370
Total		3,232	144,117

Our natural gas operations are affected by seasonal weather conditions and certain access restrictions imposed by the Bureau of Land Management (“BLM”) on federal lands to protect migratory and breeding patterns of native species. During the winter months, our customers typically reduce drilling and completion activities due to adverse weather conditions and access restrictions imposed by the BLM reduce our ability to complete expansion projects and connect to newly completed wells. We mitigate these seasonal risks through prudent planning and coordination with our customers to ensure expansion projects are completed prior to these periods, if located in an affected area. Condensate sales, however, tend to increase in the first quarter of each year, as the colder ground causes more condensates to fall out of the gas stream in our gathering system. We expect the impact of such seasonality to diminish as we expand our existing assets or acquire additional assets outside of the affected areas.

PROCESSING

Our Processing segment consists of the Vermillion processing complex (“Vermillion Complex”), the Uinta Basin processing complex (“Uinta Basin Complex”), the Blacks Fork processing complex (“Blacks Fork Complex”) and the Emigrant Trail processing complex (“Emigrant Trail Complex”). Approximately 60-65% of our plant production is currently supported by long-term, fee-based processing agreements with minimum volume commitments. The following table outlines the locations of our processing and fractionation facilities and their respective asset type, facility type, throughput capacities and average daily throughput as of December 31, 2015.

Asset	Primary Location	Facility Type	Throughput Capacity (a)	Throughput (a)
Processing Complexes
Vermillion Complex	Southern Green River Basin	Cryogenic	57	57
Uinta Basin Complex	Uinta Basin	Cryogenic / Refrigeration	590	275
Blacks Fork Complex	Green River Basin	Cryogenic / Joule-Thomson	730	526
Emigrant Trail Complex	Green River Basin	Cryogenic	55	52
Total Processing			1,432	910
Fractionation Complex
Blacks Fork Complex	Green River Basin	Fractionator	15,000	2,931
Total Fractionation			15,000	2,931
______________

(a)	Capacity and throughput is measured in MMcf/d for processing complexes and bpd for the fractionation complex.

Vermillion Complex. The Vermillion Complex, located in Sweetwater County, Wyoming, consists of two cryogenic processing trains. A portion of the natural gas volumes that we have gathered at the Vermillion Complex are made available to us pursuant to certain natural gas gathering agreements with several producer customers. The plant receives the majority of its gas from the Vermillion sub-basin in southern Wyoming and northwest Colorado.

Uinta Basin Complex. The Uinta Basin Complex, located in Uintah County, Utah, consists of five separate processing trains with raw gas inlet processing capacity. The complex receives the majority of its gas from various natural gas fields located in the Uinta Basin.

Blacks Fork Complex. The Blacks Fork Complex, located in Sweetwater and Uinta Counties, Wyoming, consists of three separate gas processing trains and a NGL fractionation facility. The complex receives the majority of its gas from various gas fields located in the Green River Basin of western Wyoming.

Emigrant Trail Complex. The Emigrant Trail Complex, located in Uinta County, Wyoming, consists of one cryogenic gas processing train. The complex receives the majority of its gas from various gas fields located in the Green River Basin of western Wyoming.

TERMINALLING AND TRANSPORTATION

We generate terminalling and transportation revenues by charging our customers fees for:

•	transferring refined products from terminals to trucks, barges and pipelines;

•	delivering crude oil and intermediate feedstocks from vessels to refineries and terminals;

•	transporting refined products;

•	unloading crude oil transported by unit train to Tesoro’s Washington refinery;

•	providing storage services;

•	providing ancillary services, ethanol blending and additive injection, and for barge loading or unloading fees; and

•	handling petroleum coke for Tesoro’s Los Angeles refinery.

Our refined products terminals are supplied by Tesoro-owned and third-party pipelines, trucks, and barges. Our marine terminals load and unload vessels, our rail car unloading facility receives crude oil transported on unit trains leased by Tesoro, and our petroleum coke facility handles and stores petroleum coke.

Terminalling

The tables below set forth the average daily terminalling or loading capacity and total average terminalling throughput for our crude oil and refined products terminals (in bpd) for the year ended December 31, 2015.

Crude oil and refined products terminals:	Daily Available Terminalling Capacity	Throughput
California Marine Terminals	795,000	456,497
California Terminals and Storage Facilities	707,600	270,855
Idaho Terminals	50,000	43,575
Utah Terminal	82,000	40,337
Washington Terminals and Storage Facilities	120,500	80,820
North Dakota Terminal	28,500	21,983
Alaska Terminals	66,500	20,631
Total Crude Oil and Refined Products	1,850,100	934,698

The following table outlines the locations and types of products handled by our crude oil and refined products terminals and storage facilities including their storage capacities (in shell barrels) as of December 31, 2015.

Terminal Location	Products Handled	Total Storage Capacity (a)	Dedicated Storage (b)
California Marine Terminals	Crude Oil; Intermediate Feedstocks; Gasoline; Diesel; Jet Fuel	2,735,311	1,996,000
California Terminals and Storage Facilities	Crude Oil; Diesel; Intermediate Feedstocks; Gasoline; Gasoline Blendstocks; Jet Fuel; Light Ends; NGLs	13,791,378	11,446,000
Idaho	Gasoline; Diesel; Jet Fuel	878,260	—
Utah	Gasoline; Diesel; Jet Fuel; Crude Oil Storage; Truck Unloading	895,000	878,000
Washington	Gasoline; Diesel; NGLs	2,373,784	1,540,000
Alaska	Gasoline; Diesel; Jet Fuel; Aviation Gasoline	1,095,000	—
Total Crude Oil and Refined Products		21,768,733	15,860,000
____________

(a)	Includes storage capacity for refined products and ethanol only; excludes additive storage for gasoline and diesel.

(b)	Represents dedicated portion of total storage capacity for which we charge a per barrel monthly fee based on storage capacity.

California Marine Terminals. The California marine terminals consist of four marine terminals and a marine storage facility that support Tesoro’s Los Angeles refinery, Tesoro’s Martinez refinery and third parties. One of the marine terminals is currently subleased from Tesoro pursuant to a master lease between Tesoro and the City of Long Beach, which expires in 2032. One of these marine terminals, Berth 121, is capable of handling a two million barrel capacity very large crude carrier. The other marine terminal, Terminal 2, is comprised of a two-vessel berth dock and is adjacent to our Terminal 3 storage facility. Tesoro currently leases a portion of Berth 121 from the City of Long Beach under a lease that expires in 2023 and a portion of Terminal 2, which is currently under a month to month lease while negotiations are underway to provide a long term lease. Until the effectiveness of the subleases between Tesoro and TLLP for these properties, TLLP is operating the assets pursuant to the Berth 121 Operating Agreement and the Terminals 2 and 3 Operating Agreement.

The Martinez Crude Oil Marine Terminal is located near Tesoro’s Martinez refinery and consists of a single-berth dock, storage tanks and related pipelines that receive crude oil from vessels for delivery to Tesoro’s refinery and a third-party terminal. The single-berth dock and related leasehold improvements are situated on an offshore parcel of land that is currently being leased by Tesoro from the California State Lands Commission under a term lease. The lease will be legally transferred to TLLP upon renewal and approval from the California State Lands Commission. We are currently operating these assets under the terms of the Amorco Marine Terminal Use and Throughput Agreement entered into in April 2012.

California Terminals and Storage Facilities. We own and operate ten terminals in Southern California, including three storage facilities. We operate a refined products terminal in Stockton, which we lease from the Port of Stockton under a five-year lease expiring in 2019 that can be extended for up to two additional five-year terms. We own and operate a terminal located at Tesoro’s Martinez refinery that includes a three-lane, refined products truck rack, a two-lane, NGL truck facility and an NGL rail loading and unloading facility. The Martinez terminal receives refined products via pipelines from the Martinez refinery, some of which we blend with renewable fuels before delivery. On November 12, 2015, we purchased crude oil and refined product storage and pipeline assets in Los Angeles, California (the "LA Storage and Handling Assets") from Tesoro, which included 97 crude oil, feedstock, and refined product storage tanks with combined capacity of 6.6 million barrels and a 50% fee interest in a 16-mile pipeline that transports jet fuel from Tesoro’s Los Angeles refinery to the Los Angeles International Airport.

Idaho Terminals. We own and operate three terminals in Idaho, which include terminals located in Boise, Pocatello and Burley, acquired on June 19, 2013, in the Northwest Products System Acquisition. Refined products received at the Idaho terminals are distributed by Tesoro and third parties through the truck loading racks.

Utah Terminal. We own and operate a refined products terminal adjacent to Tesoro’s Utah refinery. The Salt Lake City terminal has the ability to receive refined products directly from the refinery via pipeline. Refined products received and ethanol blended into gasoline at this terminal are sold locally and regionally by Tesoro and third parties through our five-bay truck loading rack. We own and operate a crude oil truck terminal that allows us to receive approximately 12 Mbpd of black wax crude oil for Tesoro’s use in its Utah refinery. We also own and operate a crude oil and refined products storage facility in Salt Lake City with 878,000 barrels of storage capacity. The storage tanks are connected to Tesoro’s Utah refinery through our four interconnecting pipelines, but are not directly connected to our Salt Lake City terminal. The storage facility supplies crude oil to Tesoro’s Utah refinery and receives refined and intermediate products from the refinery.

Washington Terminals and Storage Facilities. Our Washington terminals consist of three terminals located in Vancouver, Pasco and Anacortes. The Vancouver terminal is leased from the Port of Vancouver under a 10-year lease expiring in 2016, with two 10-year renewal options. We receive gasoline and distillates at this terminal from Tesoro’s Washington refinery through a third-party common carrier pipeline. We also have access to a marine dock owned by the Port of Vancouver under a non-preferential berthing agreement, which allows us to receive gasoline and distillates from Tesoro’s Washington refinery and third-party sources through barge deliveries and to transport those refined products to the terminal on proprietary interconnecting pipelines. Refined products received at this terminal are sold locally by Tesoro and others through our two-bay truck loading rack or through barges loaded at the Port of Vancouver dock.

Our owned and operated Pasco terminal is supplied with refined products from our Northwest Products Pipeline and can receive refined products delivered by barge via the Columbia River. The refined products received by the terminal can be delivered to Spokane, Washington via the Northwest Products Pipeline or distributed via truck from its four-bay truck rack.

The Anacortes terminal consists of a two-lane, refined products truck rack, a two-lane NGL truck rack, an NGL rail loading and unloading facility, and four crude and heavy oil storage tanks with a shell capacity of approximately 1,500,000 barrels, all located at Tesoro’s Anacortes refinery. In addition, during 2015, a new truck rack at the Anacortes terminal was completed, which has a capacity of 20 Mbpd. The Anacortes terminal is included in the real property leased under the agreement with Tesoro for the Anacortes Rail Facility, discussed below.

The Anacortes Rail Facility in Washington includes a four-track unloading platform with two receiving and two departing tracks capable of handling a 100-car unit train and two additional short track spurs. The facility, which was placed in service in September 2012, has a permitted capacity to unload up to an annual average of 50 Mbpd of crude oil to Tesoro’s Washington refinery. We entered into an agreement with Tesoro to lease its real property at the Anacortes Rail Facility for a term of ninety-nine years in connection with the Anacortes Rail Facility Acquisition.

North Dakota Terminal. We own and operate a refined products terminal located at Tesoro’s North Dakota refinery in Mandan. The terminal receives product directly from Tesoro’s North Dakota refinery.

Alaska Terminals. Our Alaska terminals consist of two terminals located in Anchorage and Nikiski. The Anchorage terminal is located on property at two adjacent leaseholds within the Port of Anchorage. A portion of the terminal is on land that is leased by Tesoro from the Alaska Railroad Corporation through December 31, 2016. Tesoro may renew the lease for up to two additional five-year terms. We sublease this portion of the terminal from Tesoro under the same expiration and renewal terms. The remainder of the terminal is on land that we lease from the Municipality of Anchorage on a month to month basis. We expect that we will secure a 20 year lease renewal in the first quarter of 2016. This terminal has the ability to receive refined products from Tesoro’s Alaska refinery through our state-regulated common carrier pipeline acquired in the West Coast Logistics Assets Acquisition and from marine vessels through the Port of Anchorage. The terminal also has a rail rack that is leased to a third party. It can hold and unload ten rail cars and is connected to a pipeline that runs to a neighboring third-party jet fuel storage facility. Refined products received at the terminals are sold locally by Tesoro and others through two separate two-bay truck loading racks, through third-party barges loaded at a Port of Anchorage dock or through pipelines to a third-party storage facility. The Nikiski terminal includes a two-lane truck rack, and six storage tanks with approximately 212,000 barrels of storage capacity. The terminal is supplied with refined products by a direct pipeline from Tesoro’s Kenai refinery.

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

Transportation

We own and operate the Northwest Products Pipeline, a 760-mile long common carrier refined products pipeline that is the primary transportation option from Salt Lake City to Idaho and eastern Washington, an approximately 70-mile long refined products pipeline connecting Tesoro’s Kenai refinery to Anchorage, Alaska and approximately 160-miles of pipeline in our southern California transportation pipeline system. We also own a number of proprietary pipelines in Salt Lake City and Los Angeles that transport a number of products between various facilities, including Tesoro’s refineries, and other owned and third-party terminals and pipelines. The table below sets forth the total average throughput for transportation services on our crude oil and refined products pipelines for the year ended December 31, 2015.

Transportation volumes (Mbpd):
Tesoro	754
Third parties	71
Total	825

COMMERCIAL AGREEMENTS

Tesoro

Tesoro accounted for $615 million, or 55%, of our total revenues in the year ended December 31, 2015. No revenue was recorded by the Predecessors for transactions with Tesoro in the Terminalling and Transportation segment prior to the Acquisitions from Tesoro, with the exception of regulatory tariffs charged to Tesoro for 2014 and prior.

We process gas for certain producers under “keep-whole” processing agreements. Under a “keep-whole” agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. See Note 3 to our combined consolidated financial statements in Part II, Item 8 for additional information on our “keep-whole” agreements.

We have various long-term, fee-based commercial agreements with Tesoro, under which we provide pipeline transportation, trucking, terminal distribution, storage services and coke handling services to Tesoro. See Note 3 to our combined consolidated financial statements in Part II, Item 8 for additional information on our commercial agreements.

Third-Parties

Third-party agreements accounted for $497 million, or 45%, of our total revenues for the year ended December 31, 2015. Of this, approximately $270 million is under committed arrangements in which we provide gathering, processing, pipeline transportation, terminal distribution and storage services.

COMPETITION

Gathering

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

We may compete with third-party terminals for volumes in excess of minimum volume commitments under our commercial agreements with Tesoro and third-party customers as other terminals and pipelines may be able to supply Tesoro’s refineries or end user markets on a more competitive basis, due to terminal location, price, versatility and services provided. If Tesoro’s customers reduced their purchases of refined products from Tesoro due to the increased availability of less expensive product from other suppliers or for other reasons, Tesoro may only receive or deliver the minimum volumes through our terminals (or pay the shortfall payment if it does not deliver the minimum volumes), which would cause a decrease in our revenues.

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

We may incur significant costs and liabilities associated with repair, remediation, preventative or mitigation measures associated with our pipelines. These costs and liabilities might relate to repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, as well as lost cash flows resulting from shutting down our pipelines during the pendency of such repairs. Additionally, if we fail to comply with PHMSA or comparable state regulations, we could be subject to penalties and fines. If future PHMSA regulations were to impose new regulatory requirements on our assets, the costs associated with compliance could have a material effect on our operations.

While we operate and maintain our pipelines consistent with applicable regulatory and industry standards, we cannot predict the outcome of legislative or regulatory initiatives. Such legislative and regulatory changes could have a material effect on our operations, particularly by extending more stringent and comprehensive safety regulations to pipelines and gathering lines not previously subject to such requirements. While we expect any legislative or regulatory changes to allow us time to comply with new requirements, costs associated with compliance may have a material effect on our operations.

Natural Gas Processing Safety

Our natural gas processing plants and operations are subject to safety regulations under the U.S. Occupational Safety Health Administration (“OSHA”) and comparable state and local requirements. A number of our natural gas processing facilities are also subject to OSHA’s process safety management regulations and the Environmental Protection Agency’s (“EPA”) risk management plan requirements. Together these regulations are designed to prevent or minimize the probability and consequences of an accidental release of toxic, reactive, flammable or explosive chemicals. A number of our facilities are also regulated under the Department of Homeland Security Chemical Facility Anti-Terrorism Standards, which are designed to regulate the security of high-risk chemical facilities. Our natural gas processing plants and operations are operated in a manner consistent with industry safe practices and standards.

Terminal Safety

Our operations are subject to regulations under OSHA and comparable state and local regulations. Our terminal facilities are operated in a manner consistent with industry safe practices and standards. The storage tanks that are at our terminals are designed for crude oil and refined products and are equipped with appropriate controls that minimize emissions and promote safety. Our terminal facilities have response and control plans, spill prevention and other programs to respond to emergencies.

Rail Safety

Our rail operations are limited to loading and unloading rail cars at our facilities. Generally, rail operations are subject to federal, state and local regulations. We believe our entire rail car loading and unloading operations meet or exceed all applicable regulations.

RATE AND OTHER REGULATIONS

General Interstate Regulation

Our High Plains Pipeline, Northwest Products Pipeline and two other interstate pipelines are common carriers subject to regulation by various federal, state and local agencies. The FERC regulates interstate transportation on our crude oil transportation and gathering pipelines and Northwest Products Pipeline under the Interstate Commerce Act (“ICA”), the Energy Policy Act of 1992 (the “EPAct”), and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including interstate pipelines that transport crude oil and refined products (collectively referred to as “Petroleum Pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. A successful rate challenge could result in Petroleum Pipelines paying refunds for the period that the rate was in effect and/or reparations for up to two years prior to the filing of a complaint. There are no pending challenges or complaints regarding our current tariffs.

Certain interstate Petroleum Pipeline rates in effect at the inception of the EPAct are deemed to be just and reasonable under the ICA. These rates are referred to as grandfathered rates. Our rates for interstate transportation service on the Northwest Products Pipeline are grandfathered. The FERC allows for an annual rate change under its indexing methodology, which applies to transportation on our High Plains Pipeline and Northwest Products Pipeline.

We own a natural gas pipeline, located in Wyoming. Under the Natural Gas Act of 1938 (the “NGA”), FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Federal regulation of interstate pipelines extends to such matters as rates, services, and terms and conditions of service; the types of services offered to customers; the certification and construction of new facilities; the acquisition, extension, disposition or abandonment of facilities; the maintenance of accounts and records; relationships between affiliated companies involved in certain aspects of the natural gas business; the initiation and continuation of services; market manipulation in connection with interstate sales, purchases or transportation of natural gas; and participation by interstate pipelines in cash management arrangements. FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service. Under the NGA, the rates for service on interstate facilities must be just and reasonable and not unduly discriminatory. The FERC has granted the Rendezvous Pipeline Company (“Rendezvous”) market-based rate authority, subject to certain reporting requirements. In the event the FERC were to suspend Rendezvous’ market-based rate authority, it could have an adverse impact on our revenue associated with the transportation service.

Intrastate Regulation

The intrastate operations of our High Plains Pipeline in North Dakota and our refined products pipeline in Alaska are subject to regulation by the North Dakota Public Service Commission (“NDPSC”) and the Regulatory Commission of Alaska, respectively. Applicable state law requires that:

•pipelines operate as common carriers;
•access to transportation services and pipeline rates be non-discriminatory;

•	transported crude oil volumes must be apportioned without unreasonable discrimination if more crude oil is offered for transportation than can be transported immediately; and
•pipeline rates are just and reasonable.

Pipelines

We operate our crude oil gathering pipelines and the Northwest Products Pipeline as common carriers pursuant to tariffs filed with the FERC, and the NDPSC for the High Plains Pipeline. The High Plains Pipeline offers tariffs from various locations in Montana and North Dakota to a variety of destinations. Tesoro has historically been the shipper of the majority of the volumes transported on the High Plains Pipeline, although third-party movements have increased on this system in 2015 and may continue to increase as additional origins and destinations have been added. The Northwest Products Pipeline extends from Salt Lake City, Utah to Spokane, Washington and offers tariffs from various locations to a variety of destinations, which serves both third-party customers and Tesoro. Our pipeline provides gathering of condensate in Wyoming. We also provide other crude oil gathering in North Dakota.

The FERC and state regulatory agencies generally have not investigated rates on their own initiative when those rates have not been the subject of a protest or a complaint by a shipper. Tesoro has agreed not to contest our tariff rates for the term of our commercial agreements. However, our pipelines are common carrier pipelines, and we may be required to accept additional third-party shippers who wish to transport through our system. The FERC or the NDPSC could investigate our rates at any time. If an interstate rate for service on the High Plains Pipeline or Northwest Products Pipeline were investigated, the challenger would have to establish that there has been a substantial change since the enactment of the EPAct, in either the economic circumstances or the nature of the service that formed the basis for the rate. If our rates were investigated, the inquiry could result in a comparison of our rates to those charged by others or to an investigation of our costs.

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

States may regulate gathering pipelines. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based regulation. Our natural gas and crude oil gathering operations are subject to ratable take and common purchaser statutes in most of the states in which we operate. These statutes generally require our gathering pipelines to take natural gas or crude oil without undue discrimination as to source of supply or producer. The regulations under these statutes can have the effect of imposing some restrictions on our ability as an owner of gathering facilities to decide with whom we contract to gather natural gas or crude oil. Failure to comply with state regulations can result in the imposition of administrative, civil and criminal remedies. To date, there has been no adverse effect to our system due to these regulations.

ENVIRONMENTAL REGULATIONS

General

Our operations of pipelines, terminals and associated facilities in connection with the storage and transportation of crude oil and refined products as well as gathering and processing of natural gas is subject to extensive and frequently-changing federal, state and local laws, regulations, permits and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. Compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or wastes have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. These requirements may also significantly affect our customers’ operations and may have an indirect effect on our business, financial condition and results of operations. However, we do not expect such effects will have a material impact on our financial position, results of operations or liquidity.

Under the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro. See Note 11 to our combined consolidated financial statements in Part II, Item 8 for additional information regarding the Amended Omnibus Agreement and Carson Assets Indemnity Agreement.

Air Emissions and Climate Change Regulations

Our operations are subject to the Clean Air Act and comparable state and local statutes. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. If regulations become more stringent, additional emission control technologies may be required to be installed at our facilities. Any such future obligations could require us to incur significant additional capital or operating costs. If regulations become more stringent, additional emission control technologies may be required to be installed at our facilities and our ability to secure future permits may become less certain.

The EPA has undertaken significant regulatory initiatives under authority of the Clean Air Act’s New Source Review/Prevention of Significant Deterioration program (“NSR/PSD”) in an effort to further reduce emissions of volatile organic compounds, nitrogen oxides, sulfur dioxide, and particulate matter. These regulatory initiatives have been targeted at industries with large manufacturing facilities that are significant sources of emissions, such as refining, paper and pulp, and electric power generating industries. The basic premise of these initiatives is the EPA’s assertion that many of these industrial establishments have modified or expanded their operations over time without complying with NSR/PSD regulations adopted by the EPA that require permits and new emission controls in connection with any significant facility modifications or expansions that can result in emission increases above certain thresholds. As part of this ongoing NSR/PSD regulatory initiative, the EPA has entered into, or is negotiating, consent decrees with several refiners, including Tesoro, that may require the refiners to make significant capital expenditures to install emissions control equipment at selected facilities. However, we do not expect any additional requirements will have a material impact on our financial position, results of operations or liquidity.

On October 1, 2015, EPA strengthened the National Ambient Air Quality Standards (“NAAQS”) for ground-level ozone to 70 parts per billion (“ppb”) from the 75 ppb level set in 2008. To implement the revised ozone NAAQS, all states will need to review their existing air quality management infrastructure State Implementation Plan for ozone and ensure it is appropriate and adequate. Where areas remain in ozone non-attainment, or come into ozone non-attainment as a result of the revised NAAQS it is likely that additional planning and control obligations will be required. States may impose additional emissions control requirements on stationary sources, changes in fuels specifications, and changes in fuels mix and mobile source emissions controls. The ongoing and potential future requirements imposed by states to meet the ozone NAAQS could have direct impacts on Tesoro facilities through additional requirements and increased permitting costs, and could have indirect impacts through changing or decreasing fuel demand.

The Energy Independence and Security Act was enacted into federal law in December 2007 creating a second Renewable Fuels Standard (“RFS2”) requiring the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 36.0 billion gallons by 2022. On December 14, 2015, the EPA issued a final rule establishing the Renewable Fuel Standard requirements for 2014 (16.28 billion gallons), 2015 (16.93 billion gallons) and 2016 (18.11 billion gallons). The ongoing and increasing requirements for renewable fuels in RFS2 could reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business, although it could increase demand for our ethanol and biodiesel fuel blending services at our truck loading racks.

Currently, multiple legislative and regulatory measures to address greenhouse gas emissions are in various phases of discussion or implementation. These include actions to develop national, state or regional programs, each of which could require reductions in our greenhouse gas emissions or those of Tesoro. On October 22, 2015, the EPA finalized amendments to the Petroleum and Natural Gas Systems source category (Subpart W) of the Greenhouse Gas Reporting Program, including adding a new Onshore Petroleum and Natural Gas Gathering and Boosting segment, which will include greenhouse gas emissions from equipment and sources within the petroleum and natural gas gathering and boosting systems. The initial and ongoing reporting requirements under Subpart W will impose additional burdens on our business and may require additional monitoring equipment to be installed in order to comply.

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

Water Pollution Regulations

Our operations can result in the discharge of pollutants, including chemical components of crude oil, natural gas, NGLs and refined products. Many of our facilities operate near environmentally sensitive waters, where tanker, pipeline and other petroleum product transportation operations are regulated by federal, state and local agencies and monitored by environmental interest groups. The transportation and storage of crude oil and refined products over and adjacent to water involves risk and subjects us to the provisions in some cases of the Oil Pollution Act of 1990 (“OPA 90”), and in all cases to related state requirements. These requirements can subject owners of covered facilities to strict, joint, and potentially unlimited liability for removal costs and other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill into navigable waters, substantial liabilities could be imposed upon us. States in which we operate have also enacted similar, or in some cases, more stringent laws.

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

Hydraulic Fracturing

We do not conduct hydraulic fracturing operations, but substantially all of our customers’ natural gas and crude oil production requires hydraulic fracturing as part of the completion process. Hydraulic fracturing is an essential and common practice in the oil and natural gas industry used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The process is typically regulated by state oil and natural-gas commissions, but the EPA and other federal agencies have asserted federal regulatory authority over the process. For example, the EPA has announced its intent to propose standards for wastewater discharge from oil and gas extraction activities, and in May 2014 issued an Advanced Notice of Proposed Rulemaking seeking public comment on its plans to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. In addition, the U.S. Department of the Interior published a revised proposed rule on May 16, 2013 that would implement updated requirements for hydraulic fracturing activities on federal lands, including new requirements relating to public disclosure, well bore integrity, and handling of flowback water.

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

WORKING CAPITAL

We fund our business operations through a combination of available cash and equivalents and cash flows generated from operations. In addition, our revolving line of credit is available and we may issue additional debt or equity securities for additional working capital or capital expenditures. For additional information regarding working capital see “Capital Resources and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

EMPLOYEES

All of the employees that conduct our business are employed by our general partner and its affiliates, and we believe that our general partner and its affiliates have a satisfactory relationship with those employees. TLGP had approximately 965 employees performing services for our operations as of December 31, 2015, approximately 165 of whom are covered by collective bargaining agreements that expire on February 1, 2019.

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

RISKS RELATED TO OUR BUSINESS

Our operations and Tesoro’s refining operations are subject to many risks and operational hazards, which may result in business interruptions and shutdowns of our or Tesoro’s facilities and damages for which we may not be fully covered by insurance. If a significant accident or event results in a business interruption or shutdown, our operations and financial results could be adversely affected.

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

•	mechanical or structural failures on our pipelines, at our facilities or at third-party facilities on which our operations are dependent, including Tesoro’s facilities;

•	leaks or losses of crude oil, natural gas, NGLs, refined products and other hydrocarbons or other regulated substances as a result of the malfunction of equipment or facilities;

•	curtailments of operations relative to severe seasonal weather;

•	damage to pipelines and other assets from construction, farm and utility equipment;

•	damage to third-party property or persons, including injury or death;

•	ruptures, fires and explosions; and

•	other hazards.

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

A significant portion of our operating responsibility also requires us to insure the quality and purity of the products loaded at our terminals and pipeline connections. If our quality control measures fail, we may have contaminated or off-specification commingled pipelines and storage tanks or off-specification product could be sent to public gas stations and other end users. These types of incidents could result in product liability claims from our customers or other pipelines to which our pipelines connect. There can be no assurance that product liability against us would not have a material adverse effect on our business or results of operations or our ability to maintain existing customers or retain new customers.

Our current insurance coverage does not insure against all potential losses, and we could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance or failure by an insurer to honor its coverage commitments for an insured event could have a material adverse effect on our business, financial condition and results of operations.

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

A material decrease in the crude oil or natural gas produced in the midwestern United States area could materially reduce the volume of crude oil gathered and transported by our High Plains System or the volume of natural gas gathered, processed, transported and fractionated by our Rockies assets.

The volume of crude oil that we gather and transport on our High Plains System in excess of committed volumes depends on demand for crude oil. This depends, in part, on the availability of attractively-priced, high-quality crude oil produced in the Bakken Region. Similarly, the volume of natural gas that we gather, process, and transport, and the volume of NGLs that we fractionate in our Rockies assets depends on the volume of natural gas and NGLs produced in the Green River, Uinta and Williston basins. Adverse developments in these regions could have a significantly greater impact on our financial condition, results of operations and cash flows than those of our competitors because of our lack of geographic diversity and substantial reliance on several major customers. Accordingly, in addition to general industry risks related to these operations, we may be disproportionately exposed to risks in the area, including:

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

If as a result of any of these or other factors, the volume of crude oil, natural gas or NGLs available in these regions is materially reduced for a prolonged period of time, the volume of our throughputs and the related fees, could be materially reduced. In addition, the construction by third parties of new pipelines in areas in which we own or acquire rail loading or unloading facilities could impact the ability of our rail facilities to remain competitive, resulting in reduced throughput and fees.

If third-party pipelines or other midstream facilities connected to our crude oil, refined products, natural gas gathering or transportation systems become partially or fully unavailable, or if the volumes we gather or transport do not meet the quality specifications of such pipelines or facilities, our business, results of operations and financial conditions could be adversely effected.

Our crude oil, refined products, natural gas gathering, processing and transportation systems connect to other pipelines or facilities owned and operated by third parties, such as the Kern River Gas Transmission Company Pipeline, the Northwest Pipeline, the Rockies Express Pipeline, Mid-America Pipeline and others. The continuing operation of such third-party pipelines and other midstream facilities is not within our control. These pipelines and other midstream facilities may become unavailable because of testing, turnarounds, line repair, weather damage, reduced operating pressure, lack of operating capacity, regulatory requirements and curtailments of receipt or deliveries due to insufficient capacity or other operational issues. In addition, if our costs to access and transport on these third-party pipelines significantly increase, our profitability could be reduced. If any such increase in cost occurs, if any of these pipelines or other midstream facilities become unable to receive, transport or process the products, or if the volumes we gather or transport do not meet the quality requirements of such pipelines or facilities, our business, results of operations and financial condition could be adversely affected.

We rely upon certain critical information systems for the operation of our business, and the failure of any critical information system, including a cyber-security breach, may result in harm to our business.

We are heavily dependent on technology infrastructure and rely upon certain critical information systems for the effective operation of our business. These information systems include data networks, telecommunications, cloud-based information controls, software applications and hardware, including those that are critical to the operation of our pipelines, terminals, processing facilities and other operations. Our technology infrastructure and information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks, employee error or malfeasances and other events. However, no cybersecurity or emergency recovery processes is failsafe, and if our safeguards fail or our data or technology infrastructure is compromised, the safety and efficiency of our operations could be materially harmed, our reputation could suffer, and we could be subject us to additional costs, liabilities, and costly legal challenges, including those involving privacy of customer data. Finally, federal legislation relating to cyber-security threats could impose additional requirements on our operations.

Our business is impacted by environmental risks inherent in our operations.

Our operation of crude oil, refined products and natural gas pipelines, terminals and storage facilities is inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum or other hazardous substances. For example, in September 2013, we responded to a crude oil pipeline release of approximately 20,000 barrels in a rural field northeast of Tioga, North Dakota. Other spills, discharges and inadvertent releases may have previously occurred or occur in the future; such releases may have been or be in connection with Tesoro’s refineries, our pipelines, our terminals and facilities, or any other facility to which we send or have sent wastes or by-products for treatment or disposal. In any such incident, we could be liable for costs and penalties associated with the remediation of such facilities under federal, state and local environmental laws or the common law. We may also be liable for personal injury or property damage claims from third parties alleging contamination from spills or releases from our facilities or operations.

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

In California, Assembly Bill 32 (“AB 32”), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard to achieve emission reduction targets, requiring a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. Litigation and appeals related to the constitutionality and enforceability of AB 32 continue and we cannot predict the ultimate outcome. In addition, the implementation and implications of AB 32 will take many years to realize.

Requiring a reduction in greenhouse gas emissions and the increased use of renewable fuels could decrease demand for refined products, which could have an indirect, but material, adverse effect on our business, financial condition and results of operations. For example, the EPA has promulgated rules establishing greenhouse gas emission standards for new-model passenger cars, light-duty trucks and medium duty passenger vehicles. These requirements, or new taxes or fees imposed on crude oil, natural gas or refined products to fund clean energy initiatives at the state or federal level, could have an indirect adverse effect on our business due to reduced demand for crude oil, refined products, natural gas and NGLs.

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

Our business activities are subject to increasingly strict federal, state, and local laws and regulations that require our pipelines, compressor stations, terminals, processing complexes, fractionation plants and storage facilities to comply with various environmental, health and safety requirements regarding the design, installation, testing, construction, and operational management of our facilities. We could incur potentially significant additional expenses if any of our assets were found to be non-compliant. Additional proposals and proceedings that impact our industry are regularly considered by Congress, as well as by state legislatures and federal and state regulatory commissions and agencies and courts. Any future environmental, health and safety requirements or changed interpretations of existing requirements may impose more stringent requirements on our assets and operations, which may require us to incur potentially material expenditures to ensure continued compliance. The violation of such requirements could subject us to the possibility of higher administrative, civil or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of injunctions that may limit our operations, subject us to additional operational constraints or prevent or delay construction of additional facilities or equipment. Any of the foregoing could have a material adverse effect on our business, financial condition, or results of operations.

Our expansion of existing assets and construction of new assets may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our operations and financial condition.

We continue to evaluate opportunities for organic expansion projects and the construction of additional assets, such as our recently completed Connolly Gathering System and High Plains Pipeline reversal project. The construction of a new pipeline, processing plant or terminal or the expansion of an existing pipeline, processing plant or terminal involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. Construction is also impacted by the availability of specialized contractors and laborers and the price and demand for materials. If we undertake these projects, they may not be completed on schedule, at the budgeted cost or at all. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects and we may be unable to negotiate acceptable interconnection agreements with third-party pipelines to provide destinations for increased throughput. Even if we receive such commitments or make such interconnections, we may not realize an increase in revenue for an extended period of time. We may also construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize, resulting in less than anticipated throughput and a failure to achieve our expected investment return, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.

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

In addition, part of our strategy includes diversifying our customer base by identifying opportunities to offer services to new customers. Our two largest customers accounted for 71% of our total revenues in the year ended December 31, 2015.

We can provide no assurance that we will be able to attract material third-party service opportunities. Our efforts to attract new customers may be adversely affected by our relationship with Tesoro, our desire to provide services pursuant to fee-based contracts and Tesoro’s operational requirements with respect to our assets. Our potential customers may prefer to obtain services under other forms of contractual arrangements, under which we could be required to assume direct commodity exposure.

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

In addition to the assets with respect to which we have a right of first offer, Tesoro has sold to us additional logistics assets that it developed or acquired from third parties, such as the Anacortes Rail Facility, the Los Angeles Terminal Assets, the Los Angeles Logistics Assets and the LA Storage and Handling Assets. Tesoro has identified additional logistics projects as potential opportunities for acquisition by us after they are developed, including a joint venture to develop a rail-to-marine terminal in Vancouver, Washington. Tesoro closed its acquisition of logistical assets in the Williston Basin of North Dakota on January 11, 2016 and expects to acquire Flint Hills Resources’ marketing and logistic assets in Alaska in the first half of 2016. However, we cannot provide assurance of Tesoro’s continued willingness to offer these assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets or our ability to obtain financing on acceptable terms.

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

If a party with an economic interest were to file either a protest of our proposal for increased rates or a complaint against our existing tariff rates, or the if FERC or a State regulatory agency were to initiate an investigation of our existing rates, then our rates could be subject to detailed review. Tesoro has agreed not to challenge, or to cause others to challenge or assist others in challenging, our High Plains Pipeline tariff rates in effect during the respective terms of our High Plains Pipeline Transportation Services Agreements for both interstate rates and intrastate rates in North Dakota. We have similar provisions in certain other Transportation Services Agreements entered into with Tesoro and third-party shippers providing for committed interstate shipments on our High Plains System pursuant to FERC open season orders. These agreements do not prevent other current or future shippers from challenging our tariff rates. If our proposed rate increases were found to be in excess of levels justified by our cost of service, the FERC or a State regulatory agency could order us to reduce our rates. If our existing rates were found to be in excess of our cost of service, we could be ordered to reduce our rates prospectively and refund the excess we collected for as far back as two years prior to the date of the filing of a FERC complaint challenging the rates. Refunds could also be ordered for intrastate rates, but the refund periods vary under State laws. If any challenge to committed intrastate rates for priority service on our High Plains Pipeline tariffs were successful, Tesoro’s minimum volume commitment under our High Plains Pipeline intrastate Transportation Services Agreement could be invalidated, and the intrastate volumes shipped on our High Plains Pipeline would be at the lower uncommitted tariff rate. Any such reductions may result in lower revenues and cash flows if additional volumes and / or capacity are unavailable to offset such rate reductions, adversely affecting our financial position, cash flows, and results of operations.

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

Our two largest customers accounted for 71% of our total revenues in the year ended December 31, 2015. We expect to derive a significant amount of our revenues from Tesoro for the foreseeable future and approximately three-quarters of anticipated 2016 revenue is expected from our top two customers (including Tesoro). This customer concentration makes us subject to the risk of nonpayment, nonperformance, re-negotiation of terms or non-renewal by these major customers under our commercial agreements. Furthermore, any event in our areas of operation or otherwise that materially and adversely affects the financial condition, results of operations or cash flows of one of these major customers may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of these major customers (including Tesoro), some of which are related to the following:

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

Several of the gathering and processing agreements of the natural gas and crude oil gathering and processing operations contain minimum volume commitments that are designed to generate stable cash flows to the Rockies Natural Gas Business, while also minimizing direct commodity price risk. Under these minimum volume commitments, the customers of the Rockies Natural Gas Business agree to ship a minimum volume of natural gas on its gathering systems or to process a minimum volume of natural gas at its processing complexes over certain periods during the term of the agreement. In addition, certain of the gathering and processing agreements of the Rockies Natural Gas Business also include an aggregate minimum volume commitment over the total life of the agreement. In these cases, once a customer achieves its aggregate minimum volume commitment, any remaining future minimum volume commitments will terminate and the customer will then simply pay the applicable gathering or processing rate multiplied by the actual throughput volumes shipped or volumes processed.

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

Prior to the Rockies Natural Gas Business Acquisition, QEPFS, its former affiliate Questar Gas Company (“QGC”) and QGC’s affiliate Wexpro, filed a complaint on May 1, 2012, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, and an accounting and declaratory judgment related to a 1993 gathering agreement (the “1993 Agreement”) executed when the parties were affiliates. Tesoro Logistics has agreed to indemnify QEPFSC for this claim under the acquisition agreement for QEPFS. Under the 1993 Agreement, certain of Tesoro Logistics’ systems provide gathering services to QGC charging an annual gathering rate, which is based on the cost of service calculation. QGC is disputing the annual calculation of the gathering rate, which has been calculated in the same manner since 1998, without objection by QGC. QGC continues to net disputed amounts from its monthly payments of the gathering fees, which were $20 million at December 31, 2015. In December 2014, the trial court granted a partial summary judgment in favor of QGC on the issues of the appropriate methodology for certain of the cost of service calculations. As a result of the summary judgment, the Partnership assumed a $21 million liability for estimated damages in excess of the amount QGC has netted for disputed amounts. Issues regarding other calculations, the amount of damages and certain counterclaims in the litigation remain open pending a trial on the merits. We believe the outcome of this matter will not have a material impact on our liquidity, financial position, or results of operations.

XTO Energy Inc. (“XTO”) v. QEP Field Services Company. Prior to the Rockies Natural Gas Business Acquisition, XTO filed a complaint against QEPFS on January 30, 2014, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment and an accounting related to the XTO Agreement. Tesoro Logistics processes XTO’s natural gas on a firm basis under the XTO Agreement. The XTO Agreement requires Tesoro Logistics to transport, fractionate and market XTO’s natural gas liquids derived from XTO’s processed gas. XTO is seeking monetary damages related to Tesoro Logistics allocation of charges related to XTO’s share of natural gas liquid transportation, fractionation and marketing costs associated with shortfalls in contractual firm processing volumes. We believe the outcome of this matter will not have a material impact on our liquidity, financial position, or results of operations.

We do not own all of the land on which our pipelines, processing plants and terminals are located, which could result in disruptions to our operations.

We do not own all of the land on which our pipelines, terminals and natural gas gathering and processing assets are located, but we obtain the rights to construct and operate our pipelines, processing plants and terminals on land owned by third parties and governmental agencies for a specific period of time. Therefore, we are subject to the possibility of more burdensome terms and increased costs to retain necessary land use if our leases and rights-of-way lapse or terminate or it is determined that we do not have valid leases or rights-of-way. Our loss of these rights, including loss through our inability to renew leases or right-of-way contracts on satisfactory terms or at all, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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

As of December 31, 2015, we had $2.9 billion outstanding in aggregate principal amount relating to our 5.50% Senior Notes due 2019, 5.875% Senior Notes due 2020, 6.125% Senior Notes due 2021, 6.25% Senior Notes due 2022, our Unsecured Term Loan Facility due 2020 and our Second Amended and Restated Credit Agreement. On January 29, 2016, we amended our existing secured Revolving Credit Facility that decreased the aggregate available facility limit from $900 million to $600 million and improved terms relating to pricing and financial covenants. Additionally on January 29, 2016, we syndicated a new $1.0 billion secured credit facility (“Dropdown Credit Facility”). Our indebtedness could adversely affect our business, financial condition, results of operations and cash flows, including, without limitation, impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other general partnership purposes or our ability to make distributions to our unitholders. In addition, we will have to use a substantial portion of our cash flow to pay principal, premium (if any for our Senior Notes) and interest on the Senior Notes and our other indebtedness, which will reduce the funds available to us for other purposes. Our level of indebtedness will also make us more vulnerable to economic downturns and adverse industry conditions, and may compromise our ability to capitalize on business opportunities and to react to competitive pressures as compared to our competitors.

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

The domestic and global financial markets and economic conditions could be disrupted and are volatile from time to time due to a variety of factors, including crude oil and natural gas prices, geoeconomic and geopolitical issues, unemployment rates, weak economic conditions and uncertainty in the financial services sector. In addition, there are fewer investors and lenders willing to invest in the debt and equity capital markets in issuances by master limited partnerships than there are for more traditionally structured corporations. As a result, the cost of raising capital in the debt and equity capital markets could increase substantially or the availability of funds from these markets could diminish. The cost of obtaining funds from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce, or in some cases cease, to provide funding to borrowers.

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

Our distributions may fluctuate, and we may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distributions to our unitholders.

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

•	the amount of our capital expenditures;

•	the volatility in capital markets at the time of new debt or equity issuances;

•	the timing of distributions on new unit issuances relating to acquisitions;

•	the cost of acquisitions, if any;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in our credit facilities and other debt service requirements;

•	an uninsured catastrophic loss;

•	the amount of cash reserves established by our general partner; and

•	other business risks impacting our cash levels.

The amount of cash we have available for distribution to our unitholders depends primarily on our cash flow rather than on our profitability. As a result, we may make cash distributions during periods when we record net losses, and we may not make cash distributions during periods when we record net earnings.

Our debt obligations and restrictions in our revolving credit facility, dropdown credit facility, senior notes and any future financing agreements could adversely affect our business, financial condition, results of operations, ability to make distributions to our unitholders and the value of our units.

We are dependent upon the earnings and cash flow generated by our operations to meet our debt service obligations and to allow us to make cash distributions to our unitholders.

Funds available for our operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt. Furthermore, the provisions of our revolving credit facility, dropdown credit facility and senior notes, and any other debt we incur, may restrict our ability to obtain future financing and our ability to expand business activities or pursue attractive business opportunities. They may also restrict our flexibility in planning for, and reacting to, changes in business conditions. Our debt obligations contain covenants that require us to maintain certain interest coverage and leverage ratios. Our revolving credit facility, dropdown credit facility and senior notes also contain covenants that, among other things, limit or restrict our ability (as well as the ability of our subsidiaries) to:

•	make certain cash distributions;

•	incur certain indebtedness;

•	incur certain liens;

•	make certain investments;

•	dispose of assets in excess of certain amounts;

•	engage in certain mergers or consolidations and transfers of assets; and

•	enter into certain transactions with affiliates.

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

RISKS RELATING TO OUR PARTNERSHIP STRUCTURE

Tesoro owns our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner has limited fiduciary duties, and it and its affiliates, including Tesoro, may have conflicts of interest with us and they may favor their own interests to the detriment of us and our common unitholders.

As of February 18, 2016, Tesoro and its affiliates own an approximate 36% interest in us, including a 2% general partner interest, and control our general partner. Although our general partner has a fiduciary duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in the manner that is beneficial to its owner, Tesoro. Conflicts of interest may arise between Tesoro and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including Tesoro, over the interests of our common unitholders. These conflicts include the following situations:

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

Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Amended Omnibus Agreement or our Secondment Agreement, our general partner determines the amount of these expenses. Under the terms of the Amended Omnibus Agreement, we are required to pay Tesoro an annual corporate services fee, currently $9 million, for the provision of various centralized corporate services. Under the terms of our Secondment Agreement, we pay Tesoro a net annual service fee, currently $2 million, for services performed by field-level employees at the majority of the facilities included in the Acquisitions from Tesoro. We reimburse Tesoro for any direct costs actually incurred by Tesoro in providing other operational services with respect to certain of our other assets and operations. Our general partner and its affiliates may also provide us other services for which we will be charged fees as determined by our general partner. Payments to our general partner and its affiliates are substantial and will reduce the amount of available cash for distribution to unitholders.

Unitholders have very limited voting rights and, even if they are dissatisfied, they cannot remove our general partner without its consent.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. The Board is chosen by the members of our general partner. Tesoro Corporation is currently the sole member of our general partner. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove our general partner. Our general partner and its affiliates currently own approximately 36% of our outstanding common units, and as a result, our public unitholders cannot remove our general partner without its consent. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

As of February 18, 2016, Tesoro holds 32,445,115 common units. Additionally, we have agreed to provide Tesoro with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

As a result, Tesoro has the ability to construct assets, which directly compete with our assets so long as they are integral to a refinery owned by Tesoro. The limitations on the ability of Tesoro to compete with us are terminable by either party if Tesoro ceases to control our general partner.

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

The tax treatment of publicly traded partnerships could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our business activities, affect the tax considerations of an investment in us and change the character or treatment of portions of our income. For example, from time to time, the President and members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that would adversely affect the tax treatment of certain publicly traded partnerships, including the elimination of partnership tax treatment for publicly traded partnerships.

On May 5, 2015, the U.S. Treasury Department and the IRS released proposed regulations (the “Proposed Regulations”) regarding qualifying income under Section 7704(d)(1)(E) of the Internal Revenue Code of 1986, as amended (the “Code”). The U.S. Treasury Department and the IRS have requested comments from industry participants regarding the rules set forth in the Proposed Regulations. The Proposed Regulations provide an exclusive list of industry-specific activities and certain limited support activities that generate qualifying income. Although the Proposed Regulations adopt a narrow interpretation of the activities that generate qualifying income, we believe the income that we treat as qualifying income satisfies the requirements for qualifying income under the Proposed Regulations. However, the Proposed Regulations could be changed before they are finalized and could take a position that is contrary to our interpretation of Section 7704 of the Code. If the regulations in their final form were to treat any material portion of our income we treat as qualifying income as non-qualifying income, we anticipate being able to treat that income as qualifying income for ten years under special transition rules provided in the Proposed Regulations.

We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could cause a material reduction in our anticipated cash flows and could cause us to be treated as a corporation for U.S. federal income tax purposes subjecting us to the entity-level tax and adversely affecting the value of our common units.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The location and general character of our pipeline systems, trucking operations, terminals, processing facilities and other important physical properties have been described in Part I, Item 1. Business “Assets and Operations” under the captions “Gathering,” “Processing,” and “Terminalling and Transportation.” The facilities have been constructed or acquired over a period of years and vary in age and operating efficiency. We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. We are the lessee or sub-lessee under a number of cancellable and non-cancellable operating leases for certain properties including land, terminals, right-of-way permits and other operating facilities used in the gathering, terminalling, transporting and storing of crude oil, natural gas and refined products. See “Contractual Obligations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and Note 11 to our combined consolidated financial statements in Part II, Item 8 for additional information on future commitments related to our properties.

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

Environmental Liabilities, Legal and Other Matters Involving Potential Monetary Sanctions in Excess of $100,000

Tioga, North Dakota Crude Oil Pipeline Release. In September 2013, the Partnership responded to the release of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted during the next few years to restore the site for agricultural use. We accrued an additional $24 million during the year ended December 31, 2015, to reflect improved scope definition and estimates, which resulted in an increase in the total estimated cost associated with the project. This incident was covered by our pollution liability insurance policy, subject to a $1 million deductible and a $25 million loss limit in place at that time. Pursuant to this policy, there were no insurance recovery receivables related to the Crude Oil Pipeline Release at December 31, 2015, and $18 million at December 31, 2014. The estimated remediation costs of $66 million exceeded our policy loss limit by $41 million as of December 31, 2015. We received insurance proceeds of $18 million and $7 million in reimbursement of costs incurred during the years ended December 31, 2015 and 2014, respectively.

Costs to comply with a safety order related to the Crude Oil Pipeline Release issued by the PHMSA of the U.S. Department of Transportation are not expected to have a material adverse effect on our liquidity, financial position, or results of operations.

Chevron Diesel Pipeline Release. On March 18, 2013, Chevron detected and responded to the release of diesel fuel (the “Diesel Pipeline Release”) that occurred near Willard, Utah on the Northwest Products System. As a result of this release, a Corrective Action Order was issued on March 22, 2013, by PHMSA. In addition, on April 11, 2013, the Department of Environmental Quality, Division of Water Quality, of the state of Utah issued a notice of violation and compliance order. In accordance with the sale and purchase agreements related to the Northwest Products System acquisition, as amended, Chevron retained financial and operational responsibility to remediate the site of the Diesel Pipeline Release through mid-2015, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident. We have recognized $4 million and $6 million in environmental remediation liabilities at December 31, 2015 and 2014, respectively, representing our best estimate of liabilities remaining for all assets acquired from Chevron.

Questar Gas Company v. QEP Field Services Company. Prior to the Rockies Natural Gas Business Acquisition, QEPFS’ former affiliate, QGC and its affiliate Wexpro, filed a complaint on May 1, 2012, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, and an accounting and declaratory judgment related to a 1993 gathering agreement (the “1993 Agreement”) executed when the parties were affiliates. Tesoro Logistics has agreed to indemnify QEPFSC for this claim under the acquisition agreement for QEPFS. Under the 1993 Agreement, certain of Tesoro Logistics’ systems provide gathering services to QGC charging an annual gathering rate, which is based on the cost of service calculation. QGC is disputing the annual calculation of the gathering rate, which has been calculated in the same manner since 1998, without objection by QGC. QGC continues to net disputed amounts from its monthly payments of the gathering fees, which were $20 million at December 31, 2015. In December 2014, the trial court granted a partial summary judgment in favor of QGC on the issues of the appropriate methodology for certain of the cost of service calculations. As a result of the summary judgment, the Partnership assumed a $21 million liability for estimated damages in excess of the amount QGC has netted for disputed amounts. Issues regarding other calculations, the amount of damages and certain counterclaims in the litigation remain open pending a trial on the merits. We believe the outcome of this matter will not have a material impact on our liquidity, financial position, or results of operations.

XTO Energy Inc. v. QEP Field Services Company. Prior to the Rockies Natural Gas Acquisition, XTO filed a complaint against QEPFS on January 30, 2014, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment and an accounting related to the XTO Agreement. Tesoro Logistics processes XTO’s natural gas on a firm basis under the XTO Agreement. The XTO Agreement requires Tesoro Logistics to transport, fractionate and market XTO’s natural gas liquids derived from XTO’s processed gas. XTO is seeking monetary damages related to Tesoro Logistics allocation of charges related to XTO’s share of natural gas liquid transportation, fractionation and marketing costs associated with shortfalls in contractual firm processing volumes. We believe the outcome of this matter will not have a material impact on our liquidity, financial position, or results of operations.

On October 7, 2015, we received an offer to settle a Notice of Violation (“NOV”) from the North Dakota Department of Health (“NDDOH”). The NOV was issued on March 21, 2015, and alleges violations of water pollution regulations as a result of a release of crude oil that occurred near Tioga, North Dakota on our gathering and transportation pipeline system in September 2013. While we are currently negotiating a settlement with NDDOH, we cannot currently estimate the timing of the resolution of this matter. The ultimate resolution of the matter will not have a material impact on our liquidity, financial position, or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

UNIT PRICE AND CASH DISTRIBUTIONS

Our common units began trading on the New York Stock Exchange under the symbol TLLP in April 2011. Prior to that time, there was no public market for our stock. There were nine holders of record of our 61,124,230 outstanding common units held by the public, including common units held on the behalves of others as of February 18, 2016. Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement. In addition, as of February 18, 2016, Tesoro Corporation and its affiliates (“Tesoro”) owned 32,445,115 of our common units and 1,900,515 of our general partner units (the 2% general partner interest), which together constitutes a 36% ownership interest in us.

The following table sets forth the range of the daily high and low intraday trading prices per common unit and cash distributions to common unitholders during 2015 and 2014.

	Trading Prices per		Quarterly Cash Distribution per Unit (a)	Distribution Date	Record Date
	Common Unit
Quarter Ended	High	Low
December 31, 2015	$56.92	$41.24	$0.7800	February 12, 2016	February 2, 2016
September 30, 2015	57.90	40.14	0.7500	November 13, 2015	November 2, 2015
June 30, 2015	61.74	53.01	0.7225	August 14, 2015	August 3, 2015
March 31, 2015	60.19	49.33	0.6950	May 15, 2015	May 4, 2015
December 31, 2014	71.37	49.01	0.6675	February 13, 2015	February 2, 2015
September 30, 2014	73.99	64.04	0.6425	November 13, 2014	November 3, 2014
June 30, 2014	75.55	59.75	0.6150	August 14, 2014	August 4, 2014
March 31, 2014	65.59	51.16	0.5900	May 15, 2014	May 5, 2014
____________

(a)	Represents cash distributions attributable to the quarter and declared and paid within 45 days of quarter end in accordance with our partnership agreement.

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

See Note 12 to our combined consolidated financial statements in Part II, Item 8 for additional information regarding general partner interest, incentive distribution rights, and percentage allocations of available cash.

UNREGISTERED SALE AND PURCHASES OF EQUITY SECURITIES

As described elsewhere in this Annual Report on Form 10-K and in the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2015, the Partnership issued equity to Tesoro Logistics GP, LLC, our general partner and Tesoro, as part of the consideration for the acquisition of the Los Angeles refinery storage and handling assets on November 12, 2015 from Tesoro.

The table below shows a summary of all purchases by the Partnership of its common units during the three month period ended December 31, 2015.

Period	Total Number of Units Purchased (a)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Remaining at Period End Under the Plan or Programs (in millions)
October 2015	—	$—	—	$—
November 2015	—	$—	—	$—
December 2015	11,299	$48.54	—	$—
Total	11,299		—
_____________

(a)
The entire 11,299 units were acquired from employees during the fourth quarter of 2015 to satisfy tax withholding obligations in connection with the vesting of performance phantom unit awards issued to them.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data as of and for each of the five years in the period ended December 31, 2015, which is derived from the combined financial results of Tesoro Logistics LP predecessor (the “TLLP Predecessor”), our predecessor for accounting purposes, for periods presented through April 25, 2011, and the consolidated financial results of Tesoro Logistics LP (“TLLP”) for the period beginning April 26, 2011, the date TLLP commenced operations. All financial results have also been adjusted for subsequent transactions with predecessors. For additional information regarding these adjustments, see “Business Strategy and Overview” and “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

The following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and our combined consolidated financial statements in Part II, Item 8.

	Years Ended December 31,
	2015 (a)	2014 (a)	2013 (a)	2012 (a)	2011 (a)
	(In millions, except units and per unit amounts)
Statement of Operations Data
Total revenues (b)	$1,112	$600	$313	$164	$94
Net earnings	$275	$79	$24	$48	$11
Loss attributable to Predecessors	17	23	56	9	24
Income attributable to noncontrolling interest	(20)	(3)	—	—	—
Net earnings attributable to partners	$272	$99	$80	$57	$35
General partner’s interest in net earnings, including incentive distribution rights	$73	$43	$12	$3	$1
Common unitholders’ interest in net earnings	$199	$43	$46	$28	$17
Subordinated unitholders’ interest in net earnings	$—	$13	$22	$26	$17
Net earnings per limited partner unit:
Common - basic	$2.33	$0.96	$1.48	$1.90	$1.11
Common - diluted	$2.33	$0.96	$1.47	$1.89	$1.11
Subordinated - basic and diluted	$—	$0.62	$1.35	$1.47	$1.11
Weighted average limited partner units outstanding:
Common units - basic	84.7	54.2	31.5	16.6	15.3
Common units - diluted	84.8	54.2	31.6	16.7	15.3
Subordinated units - basic and diluted	—	5.6	15.3	15.3	15.3
Cash distribution per unit	$2.8350	$2.4125	$2.0175	$1.6050	$0.5948
Balance Sheet Data
Total assets	$4,892	$4,802	$1,542	$381	$260
Total debt, net of unamortized issuance costs (c)	$2,844	$2,544	$1,141	$344	$49
Cash Flows From (Used In)
Operating activities	$459	$166	$86	$72	$20
Investing activities	(316)	(2,673)	(394)	(128)	(16)
Financing activities	(146)	2,503	312	57	14
Increase (decrease) in cash and cash equivalents	$(3)	$(4)	$4	$1	$18
Capital Expenditures
Growth	$243	$200	$63	$81	$10
Maintenance (d)	53	50	23	13	10
Total capital expenditures	$296	$250	$86	$94	$20
_______________

(a)
Includes the historical results related to the Partnership and Predecessors for every year presented. In addition to the acquisitions discussed in Note 1 and Note 2 to our combined consolidated financial statements in Part II, Item 8, the December 31, 2012, results of operations include the Anacortes rail car unloading facility assets, the Long Beach marine terminal and related short-haul pipelines, the Los Angeles short-haul pipelines, and the Martinez crude oil marine terminal assets.

(b)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment or for trucking services in the Gathering segment for the TLLP Predecessor prior to the Initial Offering on April 26, 2011, or for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition, with the exception of transportation regulated by the FERC and the North Dakota Public Service Commission on our High Plains System and the Regulatory Commission of Alaska tariffs charged to Tesoro on the refined products pipeline included in the West Coast Logistics Assets Acquisition.

(c)	Total debt includes capital lease obligations.

(d)	Maintenance capital expenditures include expenditures required to ensure the safety, reliability, integrity and regulatory compliance of our assets.

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

The following information concerning our business description, results of operations and financial condition should be read in conjunction with Business and Properties in Part I, Items 1 and 2, respectively, and our combined consolidated financial statements in Part II, Item 8.

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” section for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.

BUSINESS STRATEGY AND OVERVIEW

We are a leading full-service logistics company operating primarily in the western and mid-continent regions of the United States. We own and operate networks of over 3,500 miles of crude oil, refined products and natural gas pipelines and 29 crude oil and refined products truck and marine terminals that have over 15 million barrels of storage capacity. In addition, we own and operate four natural gas processing complexes and one fractionation facility.

We generate revenues by charging fees for gathering crude oil and natural gas, for terminalling, transporting and storing crude oil and refined products and for processing natural gas. We are generally not exposed to commodity price risk with respect to any of the crude oil, natural gas, NGLs or refined products that we handle, with the exception of a nominal amount of condensate. For the NGLs that we handle under “keep-whole” agreements, the Partnership has a fee-based processing agreement with Tesoro, which minimizes the impact of commodity price movements during the annual period subsequent to renegotiation of terms and pricing each year. We do not engage in the trading of crude oil, natural gas, NGLs or refined products; therefore, we have minimal direct exposure to risks associated with commodity price fluctuations. However, through their effects on our customers’ operations, these risks indirectly influence our activities and results of operations over the long term.

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

Relative to these goals, in 2015, we implemented this strategy and have completed or announced plans to:

•
expand our assets on our gathering and transportation system, located in the Bakken Region (the “High Plains System”) in support of growing third-party demand for transportation services and Tesoro’s demand for Bakken crude oil in the mid-continent and west coast refining systems, including:

◦	further expanding capacity and capabilities of our High Plains Pipeline;

◦
expanding our gathering footprint in the Bakken Shale/Williston Basin area of North Dakota and Montana (the “Bakken Region”), including crude oil, natural gas and water, to enhance and improve overall basin logistics efficiencies;

◦	adding other origin and destination points on the High Plains System to increase volumes; and

◦	improving the utilization of our proprietary truck fleet, which should generate cost and operating efficiencies.

•	increase our terminalling volumes by expanding capacity and growing our third-party services at certain of our terminals;

•	optimize Tesoro volumes and grow third-party volumes at our terminalling and transportation assets;

•	expand and optimize our natural gas gathering and processing assets;

•	completed the Connolly Gathering System major growth project, which has a capacity of approximately 60 Mbpd;

•	completed the construction of a new light products truck rack at the site of the existing Anacortes terminal, which has a capacity of 20 Mbpd; and

•
closed the acquisition of crude oil and refined product storage and pipeline assets in Los Angeles, California (the "LA Storage and Handling Assets") owned by subsidiaries of Tesoro, for a total consideration of $500 million.

Current Market Developments

For nearly 18 months, the spot prices of the commodities that we handle, including crude oil, natural gas, natural gas liquids and refined products, have declined, due in part to the rapid growth of global supplies in excess of global demand growth of these commodities. A weakened and volatile commodity price environment has created challenges for crude oil and natural gas producers who have modified their drilling and production plans. The U.S. oil and gas drilling rig count has declined while at the same time, improved drilling techniques have increased production per well. Lower retail prices and improved economic conditions have led to increased demand for refined products from our downstream refining and marketing customers. Changes in the U.S. political landscape, namely around the lifting of the 40 year old crude oil export ban, is expected to have a minimal impact on our business in the short term. We continue to monitor the impact of these changes in market prices and fundamentals on our business in the western United States, including values recognized in connection with the acquired QEP Field Services (“Rockies Natural Gas Business”). In the crude oil and natural gas production basins where we operate, continued drilling for new wells is potentially not economic for producers to continue at sustained very low commodity prices. Currently, we believe our diversified portfolios of businesses as well as our customers’ minimum volume commitments are sufficient to continue to meet our goals and objectives outlined above. However, if challenging market conditions for producers persist for a sustained period of time, our customer’s financial condition could deteriorate causing non-payment, their potential bankruptcy and project deferrals.

2015 Developments and Acquisitions

Los Angeles Refinery Storage and Handling Assets. On November 12, 2015, we closed on the acquisition of the LA Storage and Handling Assets owned by subsidiaries of Tesoro, for a total consideration of $500 million. We acquired 97 crude oil, feedstock and refined product storage tanks with combined capacity of 6.6 million barrels and a 50% fee interest in a 16-mile pipeline that transports jet fuel from Tesoro's Los Angeles Refinery to the Los Angeles International Airport.

How We Evaluate Our Operations

Our management uses a variety of financial and operating measures to analyze operating segment performance. These measures are significant factors in assessing our operating results and profitability and include: (1) throughput volumes (including gathering pipeline and pipeline transportation, crude oil trucking, terminalling, and processing), (2) operating and maintenance expenses and (3) certain other financial measures as discussed further in “Non-GAAP Financial Measures” below, including earnings attributable to partners before interest, income taxes, depreciation and amortization expenses (“EBITDA”), adjusted EBITDA and Distributable Cash Flow.

Throughput Volumes

The amount of revenue we generate primarily depends on the volumes of crude oil, natural gas, NGLs and refined products that we handle with our pipeline, trucking, terminalling and processing assets. These volumes are affected by the supply of, and demand for, crude oil, natural gas, NGLs and refined products in the markets served directly or indirectly by our assets. Although Tesoro and other third-party customers have committed to minimum volumes under commercial agreements, our results of operations will be impacted by our ability to:

•
increase throughput volumes on our High Plains System by making connections to existing or new third-party pipelines or rail loading facilities, which will be driven by the anticipated supply of and demand for additional crude oil produced from the Bakken Region;

•	increase throughput volumes at our refined products terminals and provide additional ancillary services at those terminals, such as ethanol blending and additive injection;

•	increase throughput volumes on our natural gas system through the connection of new wells and addition of compression to existing wells; and

•	identify and execute organic expansion projects, and capture incremental Tesoro or third-party volumes.

Additionally, increased throughput may depend on Tesoro transferring volumes that it currently distributes through competing terminals to our terminals, including certain terminals located in Washington and California.

Operating and Maintenance Expenses

We manage our operating and maintenance expenses in tandem with meeting our environmental and safety requirements and objectives and maintaining the integrity of our assets. Our operating expenses are comprised primarily of labor expenses, repairs and other maintenance costs, lease costs and utility costs. With the exception of contract labor for trucking, additive costs at our terminals and utilities, transportation and fractionation fees, which vary based on throughput volume, our expenses generally remain stable across broad ranges of throughput volumes, but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of those expenses. We seek to manage our maintenance expenditures on our pipelines and terminals by scheduling maintenance throughout the year, when possible, to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flows.

Our operating and maintenance expenses are also affected by the imbalance gain and loss provisions in our active published tariffs and in our commercial agreements with Tesoro. On our High Plains System, we retain 0.20% of the crude oil shipped on the High Plains Pipeline and we bear any crude oil volume losses in excess of that amount. Under the Second Amended and Restated Master Terminalling Service Agreement with Tesoro, we retain 0.25% of the refined products we handle at certain of our terminals for Tesoro, and bear any refined product volume losses in excess of that amount. The value of any crude oil or refined product imbalance settlements resulting from these tariffs or contractual provisions is determined by using the monthly average market prices for the applicable commodity, less a specified discount. The Partnership measures volume losses annually for the terminals and pipelines in the Northwest Products System. We retain 0.125% of the distillates and 0.25% of the other refined products we handle at our terminals on the Northwest Products System and we bear any refined product volume losses in excess of those amounts. The value of any refined product losses is determined by using the annual average market price for the applicable commodity. Any settlements under tariffs or contractual provisions where we bear any crude oil or refined product volume losses less than amounts specified reduce our operating and maintenance expenses in the period in which they are realized, to the extent they are within the loss allowance, and increase our operating and maintenance expenses in such period to the extent they exceed the loss allowance. For all of other terminals, and under our other commercial agreements with Tesoro, we have no obligation to measure volume losses and have no liability for physical losses.

Non-GAAP Financial Measures

Our management uses a variety of financial and operating measures to analyze operating segment performance. Our management also uses additional measures that are known as “non-GAAP” financial measures in its evaluation of past performance and prospects for the future to supplement our financial information presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These measures are significant factors in assessing our operating results and profitability and include earnings before interest, income taxes, loss attributable to Predecessors, and depreciation and amortization expense, Adjusted EBITDA and Distributable Cash Flow. In 2015, we updated our presentation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to include noncontrolling interest in these calculations. Management uses EBITDA and Adjusted EBITDA to manage our operations and business as a whole without regard to amounts attributable to noncontrolling interests. As a result of the change in EBITDA and Adjusted EBITDA, our definition of Distributable Cash Flow was revised to adjust for noncontrolling interest amounts since they continue to impact cash available for distribution to our unitholders.

We define adjusted EBITDA as EBITDA plus or minus amounts determined to be “special items” by our management based on their unusual nature and relative significance to earnings in a certain period. We define Distributable Cash Flow as adjusted EBITDA plus or minus cash requirements to fund net interest and financing costs, maintenance capital expenditures, net of reimbursements, amounts related to noncontrolling interests, significant cash proceeds or expenditures not already recognized in adjusted EBITDA and other non-cash impacts. We define Pro Forma Distributable Cash Flow as Distributable Cash Flow plus or minus adjustments for the acquisition of noncontrolling interest in connection with the merger of QEP Midstream Partners, LP (“QEPM”) with TLLP. We provide complete reconciliation and discussion of items identified as “special items” with our presentation of adjusted EBITDA and Distributable Cash Flow. Prior periods have been adjusted to conform to current presentation. EBITDA, adjusted EBITDA, Distributable Cash Flow and Pro Forma Distributable Cash Flow are not measures prescribed by U.S. GAAP but are supplemental financial measures that are used by management and may be used by external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

•	our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or financing methods;
•the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;
•our ability to incur and service debt and fund capital expenditures; and

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

Factors Affecting the Comparability of Our Financial Results

The Partnership’s future results of operations may not be comparable to the historical results of operations of the acquired assets from Tesoro (“Predecessor”) for the reasons described below:

Our financial information includes the historical results of our Predecessor and the results of TLLP for all periods presented. The financial statements of our Predecessor have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessor had been operated as an unaffiliated entity.

Revenues

There are differences in the way our Predecessors recorded revenues and the way the Partnership records revenues after the Acquisitions from Tesoro, as defined in Note 1 to our combined consolidated financial statements in Item 8. The assets that we acquire from Tesoro have historically been a part of the integrated operations of Tesoro, and our Predecessors generally recognized only the costs and did not record revenue for transactions with Tesoro. Accordingly, the revenues in our Predecessors’ historical combined financial statements relate only to amounts received from third parties for these services and amounts received from Tesoro with respect to transportation regulated by the Regulatory Commission of Alaska (“RCA”).

The Partnership’s revenues are generated by existing third-party contracts and from commercial agreements we entered into with Tesoro, under which Tesoro pays us fees for gathering crude oil and distributing, transporting and storing crude oil and refined products. Additionally, in conjunction with the Rockies Natural Gas Business Acquisition, we began processing natural gas for certain producers under “keep-whole” processing agreements. See Note 3 to our combined consolidated financial statements in Item 8 for additional information on our “keep-whole” agreement with Tesoro.

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

Summary

The following table and discussion is a summary of our results of operations for the years ended December 31, 2015, 2014 and 2013, including a reconciliation of EBITDA and adjusted EBITDA to net earnings and net cash from operating activities and Distributable Cash Flow and Pro Forma Distributable Cash Flow to net earnings (in millions, except per unit amounts). Our financial results may not be comparable as our Predecessors recorded revenues and general and administrative expenses, and financed operations differently than the Partnership as discussed in “Factors Affecting the Comparability of Our Financial Results.”

	Years Ended December 31,
	2015 (a)	2014 (a)	2013 (a)
Revenues
Gathering	$339	$135	$90
Processing	278	23	—
Terminalling and Transportation (b)	495	442	223
Total Revenues	1,112	600	313
Costs and Expenses
Operating and maintenance expenses, net (c)	411	265	172
General and administrative expenses	102	74	32
Depreciation and amortization expenses	179	78	46
Net (gain) loss on asset disposals and impairments	1	(4)	—
Total Costs and Expenses	693	413	250
Operating Income	419	187	63
Interest and financing costs, net	(150)	(109)	(39)
Equity in earnings of unconsolidated affiliates	7	1	—
Earnings Before Income Taxes	276	79	24
Income tax expense	1	—	—
Net Earnings	275	79	24

Loss attributable to Predecessors	17	23	56
Net earnings attributable to noncontrolling interest	(20)	(3)	—
Net earnings attributable to Partners	272	99	80
General partner’s interest in net earnings, including incentive distribution rights	(73)	(43)	(12)
Limited Partners’ Interest in Net Earnings	$199	$56	$68

Net Earnings per Limited Partner Unit:
Common - basic	$2.33	$0.96	$1.48
Common - diluted	$2.33	$0.96	$1.47
Subordinated - basic and diluted	$—	$0.62	$1.35

Weighted Average Limited Partner Units Outstanding:
Common units - basic	84.7	54.2	31.5
Common units - diluted	84.8	54.2	31.6
Subordinated units - basic and diluted	—	5.6	15.3

	Years Ended December 31,
	2015 (a)	2014 (a)	2013 (a)
EBITDA	$621	$287	$156
Adjusted EBITDA	$636	$318	$168
Distributable Cash Flow	$422	$220	$126

Reconciliation of Net Earnings to EBITDA, Adjusted EBITDA and Distributable Cash Flow:
Net earnings	$275	$79	$24
Loss attributable to Predecessor	17	23	56
Depreciation and amortization expenses, net of Predecessor expense	178	76	37
Interest and financing costs, net of capitalized interest	150	109	39
Income tax expense	1	—	—
EBITDA	621	287	156
Gain on sale of Boise Terminal (d)	—	(5)	—
Acquisition costs included in general and administrative expenses (e)	2	19	7
Billing of deficiency payments (f)	13	10	—
Inspection and maintenance capital expenses associated with the Northwest Products System (g)	—	7	5
Adjusted EBITDA	636	318	168
Interest and financing costs, net (h)	(150)	(86)	(39)
Maintenance capital expenditures (i)	(54)	(44)	(14)
Other adjustments for noncontrolling interest (j)	(21)	8	—
Net earnings attributable to noncontrolling interest (k)	(18)	(3)	—
Reimbursement for maintenance capital expenditures (i)	9	7	5
Other non-cash operating activities	20	10	6
Proceeds from sale of assets	—	10	—
Distributable Cash Flow	422	220	126
Pro forma adjustment for acquisition of noncontrolling interest (l)	36	(1)	—
Pro Forma Distributable Cash Flow	$458	$219	$126

Reconciliation of Net Cash from Operating Activities to EBITDA:
Net cash from operating activities	$459	$166	$86
Interest and financing costs, net	150	109	39
Changes in assets and liabilities	14	(5)	(12)
Income tax expense	1	—	—
Other non-cash operating activities	(18)	(8)	(4)
Predecessor impact	16	21	47
Net gain on asset disposals and impairments	(1)	4	—
EBITDA	$621	$287	$156

________________

(a)	Includes the historical results related to the Partnership and Predecessors for the years ended December 31, 2015, 2014 and 2013.

(b)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment for assets acquired from Tesoro for the periods presented prior to the effective date of each acquisition with the exception of the RCA tariffs charged to Tesoro on the refined products pipeline included in the West Coast Logistics Assets Acquisition.

(c)
Operating and maintenance expenses include net imbalance settlement gains of $8 million, $17 million and $8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Also includes reimbursements primarily related to pressure testing and repairs and maintenance costs pursuant to the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement of $34 million, $26 million and $4 million in the years ended December 31, 2015, 2014 and 2013, respectively.

(d)	Includes a gain of $5 million for the year ended December 31, 2014, resulting from the sale of our Boise terminal.

(e)
Reflects acquisition costs included in general and administrative expenses primarily related to the Rockies Natural Gas Business acquisition in 2015 and 2014 and the Northwest Products System acquisition in 2013.

(f)
Several of our contracts contain minimum volume commitments that allow us to charge the customer a deficiency payment if the customer’s actual throughput volumes are less than its minimum volume commitments for the applicable period. In certain contracts, if a customer makes a deficiency payment, that customer may be entitled to offset gathering fees or processing fees in one or more subsequent periods to the extent that such customer's throughput volumes in those periods exceed its minimum volume commitment. Depending on the specific terms of the contract, revenue under these agreements may be classified as deferred revenue and recognized once all contingencies or potential performance obligations associated with these related volumes have either been satisfied through the gathering or processing of future excess volumes of natural gas, or are expected to expire or lapse through the passage of time pursuant to terms of the applicable agreement. During December 2015 and 2014, we invoiced QEP Field Services, LLC customers for deficiency payments. We did not recognize $13 million and $10 million of revenue for 2015 and 2014, respectively; however, we are entitled to the cash receipt from such billing. The timing and amount of deficiency billings vary based on actual shortfall and terms under the applicable agreements.

(g)
Includes costs for detailed inspection and maintenance program on the Northwest Products System, which improved the integrity of the Northwest Products Pipeline to meet the intent of the compliance order.

(h)
Interest and financing costs, net exclude capitalized interest, $7 million of reimbursed premiums from Tesoro and $16 million of fees for an alternative financing arrangement related to the Rockies Natural Gas Business Acquisition (“Alternative Financing Arrangement”) during the year ended December 31, 2014.

(i)
Maintenance capital expenditures include tank restoration costs and reimbursements, and expenditures required to ensure the safety, reliability, integrity and regulatory compliance of our assets. Maintenance capital expenditures included in the Distributable Cash Flow calculation are presented net of Predecessor amounts and the noncontrolling interest portion of maintenance capital expenditures.

(j)
Adjustments represent cash distributions in excess of (or less than) our controlling interest in income and depreciation as well as other adjustments for depreciation and maintenance capital expenditures applicable to the noncontrolling interest obtained in the Rockies Natural Gas Business Acquisition.

(k)
Excludes $2 million of undistributed QEPM earnings prior to the closing of the merger of QEPM with TLLP, as discussed further in Note 2 to our combined consolidated financial statements in Item 8, for the year ended December 31, 2015, that unitholders of QEPM were entitled to receive, but TLLP unitholders received as a result of the merger.

(l)	Reflects the adjustment to include the noncontrolling interest in QEPM as controlling interest based on the pro forma assumption that the merger occurred on December 2, 2014.

Consolidated Results

Our net earnings for 2015 increased $196 million, or 248%, to $275 million from $79 million for 2014. The increase in net earnings was due to an increase in revenue of $512 million, or 85%, to $1.1 billion driven primarily by the Rockies Natural Gas Business Acquisition and the West Coast Logistics Assets Acquisition. Revenues in our gathering and processing segments increased $204 million and $255 million, respectively, benefiting from a full year of operations of the Rockies Natural Gas Business. Our terminalling and transportation segment’s revenues increased $53 million due to West Coast Logistics Assets that were acquired mid-year in 2014.

The increase in revenue resulting from the Rockies Natural Gas Business Acquisition and the West Coast Logistics Assets Acquisition was partially offset by a corresponding increase in expenses. Excluding the impact of acquisitions, operating expenses were relatively flat, general and administrative expenses increased due to higher allocated labor due to increased personnel headcount, and depreciation and amortization expenses increased due to projects being completed and placed into service including the Connolly Gathering System. Net interest and financing costs increased $41 million primarily due to the issuance of senior notes that were used to fund the Rockies Natural Gas Business Acquisition.

Our net earnings for 2014 increased $55 million, or 229%, to $79 million from $24 million for 2013. The 2014 results included a net loss of $23 million related to the Predecessors and $3 million of earnings attributable to noncontrolling interest. The 2013 results included a net loss of $56 million related to the Predecessors. Our Predecessors did not record revenue for transactions with Tesoro, except for the RCA tariffs charged to Tesoro on the refined products pipeline included in the acquisition of the West Coast Logistics Assets. Net earnings attributable to the partners increased by $19 million from 2013 primarily related to an increase in revenue related to the 2013 acquisitions from Tesoro and the Northwest Products System Acquisition (collectively, the “2013 Acquisitions”), increases attributable to the Rockies Natural Gas Business Acquisition and higher throughput on our crude oil pipeline and trucking operations in our Gathering segment.

These increases in revenue during 2014 were offset by an increase in operating and maintenance expenses of $93 million primarily related to increased labor and operating costs related to the operations of the assets associated with the acquisitions in 2014 and 2013 and higher costs in our Gathering segment resulting primarily from higher throughput, an increase in general and administrative expenses primarily a result of higher costs, including acquisition and integration costs related to the 2014 acquisitions. Acquisition costs of $19 million for 2014 are included in unallocated general and administrative expenses. The increase in depreciation expense primarily related to the assets acquired in 2014 and for an entire year of activity in 2014 compared to partial activity in 2013 for the assets acquired in the 2013 Acquisitions. Net interest and financing costs increased $70 million primarily related to the additional debt issued in conjunction with the Rockies Natural Gas Business Acquisition and the acquisitions in 2014 and 2013 from Tesoro.

Gathering Segment

Our Gathering segment consists of crude oil, natural gas and produced water gathering systems in the Bakken Region and Rockies Region. Our High Plains System, located in the Bakken Region, gathers and transports crude oil from various production locations in this area for transportation to Tesoro’s North Dakota refinery and other destinations in the Bakken Region, including export rail terminals and pipelines. Our natural gas gathering systems include the Uinta Basin Gathering System and our equity method investment Uintah Basin Field Services, L.L.C. In addition, we own four gathering systems and two pipelines regulated by the FERC through, which we provide natural gas and crude oil transportation services.

The following table and discussion is an explanation of our results of operations of the Gathering segment (in millions, except volumes, revenue per barrel and revenue per MMBtu amounts).

	Years Ended December 31,
	2015	2014	2013
Revenues
Gas gathering revenues (a)	$170	$11	$—
Crude oil gathering pipeline revenues	123	66	40
Crude oil gathering trucking revenues	46	58	50
Total Revenues	339	135	90
Costs and Expenses
Operating and maintenance expenses (b)	119	72	49
General and administrative expenses	10	5	3
Depreciation and amortization expenses	67	11	4
Loss on asset disposals	1	—	—
Total Costs and Expenses	197	88	56
Gathering Segment Operating Income	$142	$47	$34
Volumes
Gas gathering volume (thousands of MMBtu/d)	1,077	1,046	—
Average gas gathering revenue per MMBtu	$0.43	$0.41	$—
Crude oil gathering pipeline throughput (bpd)	187,836	123,355	85,572
Average crude oil gathering pipeline revenue per barrel	$1.79	$1.46	$1.27
Crude oil gathering trucking (bpd)	38,461	49,339	44,363
Average crude oil gathering trucking revenue per barrel	$3.25	$3.23	$3.10
____________

(a)	Natural gas gathering revenues and volumes relate to the operations acquired in the Rockies Natural Gas Business Acquisition.

(b)	Operating and maintenance expenses include net imbalance settlement gains of $2 million, $7 million and $2 million in the years ended December 31, 2015, 2014 and 2013, respectively.

2015 Compared to 2014

Volumes. Average gas gathering volumes were 1,077 thousand MMBtu/d in 2015, which contributed approximately 50% of total Gathering segment revenue. Average crude oil pipeline throughput volumes increased 64,481 bpd, or 52%, in 2015, as a result of the expansion of our High Plains System and the acquisition of the crude oil gathering assets included in the Rockies Natural Gas Business. This increase was almost entirely due to third-party volumes. Crude oil trucking throughput volumes decreased 10,878 bpd, or 22%, during 2015 as more volumes were gathered on our High Plains Pipeline.

Financial Results. Gathering revenues increased $204 million, or 151%, to $339 million in 2015 compared to $135 million in 2014 primarily due to the addition of natural gas gathering operations with the Rockies Natural Gas Assets as well as higher crude oil pipeline throughput on our High Plains Pipeline. These increases in gathering revenue were slightly offset by a decline in trucking revenues due to lower throughput volumes.

Operating and maintenance expenses increased $47 million, or 65%, to $119 million in 2015 compared to $72 million in 2014, primarily related to costs associated with the Rockies Natural Gas Assets as well as the increased throughput on the High Plains System. The increase also includes an incremental expense of $6 million as compared to 2014 attributable to an accrual related to the remediation of the release of crude oil in a rural field northeast of Tioga, North Dakota that occurred in 2013 (the “Crude Oil Pipeline Release”).

Depreciation and amortization expense increased $56 million, or 509%, to $67 million in 2015 compared to $11 million in 2014 primarily due to the Rockies Natural Gas Assets having an entire year of depreciation and amortization as well as growth projects being placed into service including the Connolly Gathering System.

2014 Compared to 2013

Volumes. Average crude oil pipeline throughput volumes increased 37,783 bpd, or 44%, in 2014, primarily as a result of the expansion of our High Plains System and includes an increase of 25,539 bpd in third-party volumes. Crude oil trucking throughput volumes increased 4,976 bpd, or 11%, during 2014 compared to 2013, and include an increase of 5,993 bpd in volumes hauled by our proprietary fleet, partially offset by lower contract volume hauls. The increase in pipeline and trucking throughput reflects incremental volume on the High Plains Pipeline through the addition of new capacity associated with the High Plains Pipeline reversal during 2014. Average gas gathering volumes were 1,046 thousand MMBtu/d in 2014, which inclusive of other gas gathering revenues, contributed to approximately 8% of total Gathering segment revenue.

Financial Results. Gathering revenues increased $45 million, or 50%, to $135 million in 2014 compared to $90 million in 2013 primarily as a result of higher pipeline throughput and trucking volumes and one month of operations for the Rockies Natural Gas Business Acquisition.

Operating and maintenance expenses increased $23 million, or 47%, to $72 million in 2014 compared to $49 million in 2013. The increase is predominantly attributable to $17 million of expense for an accrual related to the remediation of the Crude Oil Pipeline Release. The increase also includes higher repair and maintenance costs associated with the increased throughput on the High Plains System as well as one month of activity for the operations acquired in the Rockies Natural Gas Business Acquisition included in the Gathering segment.

Depreciation and amortization expense increased $7 million, or 175%, to $11 million in 2014 compared to $4 million in 2013 primarily due to the growth of our crude oil gathering system and $4 million related to the natural gas gathering operations acquired in the Rockies Natural Gas Business Acquisition.

Processing Segment

The following table and discussion is an explanation of our results of operations of the Processing segment (in millions, except MMBtu/d, bpd and revenue per MMBtu and fee per barrel). The Processing segment, added as a result of the Rockies Natural Gas Business Acquisition on December 2, 2014, consists of gas processing complexes and a fractionation facility. Therefore, there was no activity to report for the processing segment for the year ended December 31, 2013.

	Years Ended December 31,
	2015	2014
Revenues
NGL processing revenues	$96	$7
Fee-based processing revenues	107	6
Other processing revenues	75	10
Total Revenues	278	23
Costs and Expenses
Operating and maintenance expenses	125	12
General and administrative expenses	4	1
Depreciation and amortization expenses	44	4
Total Costs and Expenses	173	17
Processing Segment Operating Income	$105	$6
Volumes
NGL processing volumes (bpd)	7,594	6,532
Average “keep-whole” fee per barrel of NGLs	$34.46	$35.51
Fee-based processing volumes (thousands of MMBtu/d)	743	693
Average fee-based processing revenue per MMBtu	$0.39	$0.30

2015 Compared to 2014

Volumes. Fee-based processing volumes increased 50 thousand MMBtu/d, or 7%, to 743 thousand MMBtu/d in 2015 and average NGL processing volumes increased 1,062 bpd, or 16%, to 7,594 bpd for the 2015 as a result of increased processing utilization of our complexes. The 2014 period only included the volumes beginning December 2, 2014 with the Rockies Natural Gas Business Acquisition.

Financial Results. Total processing revenues were $278 million in 2015. This contributed approximately 25% to the Partnership’s total revenues. The increase in 2015 compared to 2014 is due to a full year of operations from the Rockies Natural Gas Assets in 2015 with a corresponding increase in expenses. Operating and maintenance expenses were $125 million in 2015, which contributed approximately 30% to total operating and maintenance expenses. Depreciation and amortization expense was $44 million in 2015, which represents approximately 25% of total depreciation and amortization expense for the year ended December 31, 2015. The 2014 period only reflect the expenses beginning December 2, 2014, with the Rockies Natural Gas Business Acquisition and are not comparable to the 2015 on an annualized basis due to seasonality and other fluctuations in processing volumes.

Terminalling and Transportation Segment

Our Terminalling and Transportation segment consists of:

•
the Northwest Products Pipeline, which includes a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a jet fuel pipeline to the Salt Lake City International Airport; a regulated common carrier refined products pipeline system connecting Tesoro’s Kenai refinery to Anchorage, Alaska; and

•
25 crude oil and refined products terminals and storage facilities in the western and midwestern U.S.; four marine terminals in California; a rail-car unloading facility in Washington; a petroleum coke handling and storage facility in Los Angeles; and other pipelines, which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City and Los Angeles.

The following table and discussion are an explanation of our results or operations of the Terminalling and Transportation segment (in millions, except barrel and per barrel amounts).

	Years Ended December 31,
	2015	2014	2013
Revenues (a)
Terminalling revenues	$377	$333	$184
Pipeline transportation revenues	118	109	39
Total Revenues	495	442	223
Costs and Expenses
Operating and maintenance expenses (b)	167	181	123
General and administrative expenses	34	29	12
Depreciation and amortization expenses	68	63	42
Gain on asset disposals and impairments	—	(4)	—
Total Costs and Expenses	269	269	177
Terminalling and Transportation Segment Operating Income	$226	$173	$46
Volumes (bpd)
Terminalling throughput (c)	934,697	917,280	738,665
Average terminalling revenue per barrel	$1.11	$1.00	$0.69
Pipeline transportation throughput (c)	824,710	821,716	205,136
Average pipeline transportation revenue per barrel (c)	$0.39	$0.36	$0.52
____________

(a)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment for Predecessors’ assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition, except for the RCA tariffs charged to Tesoro on the refined products pipeline included in the acquisition of the West Coast Logistics Assets.

(b)	Operating and maintenance expenses include net imbalance settlement gains of $4 million, $10 million and $6 million in the years ended December 31, 2015, 2014 and 2013, respectively.

(c)
Volumes for all periods presented include both affiliate and third-party throughput including predecessor activity, as applicable, with the exception of transportation volumes on the pipeline assets acquired in the Los Angeles Logistics Assets Acquisition, which were not separately reported by Tesoro prior to the acquisition date. Therefore, related 2013 pipeline volume and revenue per barrel information has not been adjusted to include the activity prior to December 6, 2013.

2015 Compared to 2014

Volumes. Terminalling throughput volumes increased 17,417 bpd, or 2%, in 2015 compared to 2014 primarily as a result of higher volumes at our southern California terminals and the completion of the Anacortes Light Products Truck Rack, which was partially offset by lower volumes at our Salt Lake City terminal. Pipeline transportation throughput volumes increased 2,994 bpd, in 2015 compared to 2014 primarily due to increased utilization of the southern California transportation pipeline system and performance enhancements.

Financial Results. Revenues increased $53 million, or 12%, to $495 million in 2015 compared to $442 million in 2014 primarily as a result of the higher volumes at our southern California terminals and the commercial agreements executed with Tesoro at the time of the West Coast Logistics Assets Acquisition. Operating and maintenance expenses decreased $14 million, or 8%, to $167 million in 2015 compared to $181 million in 2014 primarily as a result of enhanced operational efficiency and asset utilization.

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

Operating and maintenance expenses increased $58 million, or 47%, to $181 million in 2014 compared to $123 million in 2013 primarily as a result of a full year of operations of the 2013 Acquisitions in 2014 compared to 2013. Operating and maintenance expenses reflect operations of the Northwest Products System, Los Angeles Terminal Assets and the Los Angeles Logistics Assets for the entire year in 2014, compared to approximately seven months of operations in 2013.

General and administrative expenses increased $17 million to $29 million in 2014 compared to $12 million in 2013 primarily due to increased expenses for certain allocated overhead costs associated with the 2013 Acquisitions for the entire year in 2014, compared to about seven months of operations of these assets in 2013.

Depreciation and amortization expense increased $21 million, or 50%, to $63 million in 2014 compared to $42 million in 2013. The increase is attributable to depreciation expense related to the 2013 Acquisitions. In 2013, depreciation expense was included for the Northwest Products System from the acquisition date on June 19, 2013, and the Los Angeles Terminal Assets from the acquisition date on June 1, 2013. The 2014 results include twelve months of depreciation for the assets acquired in 2013.

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

ATM Programs

On June 25, 2014, we filed a prospectus supplement to our shelf registration statement filed with the Securities and Exchange Commission (“SEC”) in 2012, authorizing the continuous issuance of up to an aggregate of $200 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “2014 ATM Program”). The 2014 ATM Program expired during the second quarter of 2015. For the year ended December 31, 2014, we issued 199,400 common units for net proceeds of approximately $14 million. During the year ended December 31, 2015, we issued an aggregate of 819,513 common units under our 2014 ATM Program, generating proceeds of approximately $46 million before issuance costs. The net proceeds from sales under the 2014 ATM Program were used for general partnership purposes, which included debt repayment, future acquisitions, capital expenditures and additions to working capital.

On August 24, 2015, we filed a prospectus supplement to our shelf registration statement filed with the SEC on August 6, 2015, authorizing the continuous issuance of up to an aggregate of $750 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “2015 ATM Program”). During the year ended December 31, 2015, we issued an aggregate of 1,137,533 common units under our 2015 ATM Program, generating proceeds of approximately $59 million before issuance costs. The net proceeds from sales under the 2015 ATM Program were used for general partnership purposes, which included debt repayment, future acquisitions, capital expenditures and additions to working capital.

We paid fees of approximately $2 million related to the issuance of units under these programs for the year ended December 31, 2015.

Cash Distributions

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partner unitholders and general partner will receive. In connection with the Rockies Natural Gas Business Acquisition, our general partner waived its right to $10 million of general partner distributions with respect to incentive distribution rights during 2015. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution (in millions)	Date of Distribution
December 31, 2015	$0.7800	$3.12	$98	February 12, 2016
September 30, 2015	0.7500	3.00	86	November 13, 2015
June 30, 2015	0.7225	2.89	81	August 14, 2015
March 31, 2015	0.6950	2.78	70	May 15, 2015
December 31, 2014	0.6675	2.67	70	February 13, 2015
September 30, 2014	0.6425	2.57	66	November 13, 2014
June 30, 2014	0.6150	2.46	42	August 14, 2014
March 31, 2014	0.5900	2.36	39	May 15, 2014

We intend to pay a minimum quarterly distribution of at least $0.3375 per unit per quarter, which equates to approximately $32 million per quarter, or $129 million per year, based on the number of common and general partner units outstanding as of December 31, 2015. We do not have a legal obligation to pay this distribution.

Debt Overview

Our total debt, net of unamortized issuance costs of $2.8 billion is summarized as follows (in millions):

Debt, including current maturities:	December 31, 2015
Revolving Credit Facility	$305
TLLP Term Loan	250
5.500% Senior Notes due 2019	500
5.875% Senior Notes due 2020	470
6.125% Senior Notes due 2021	550
6.250% Senior Notes due 2022	800
Capital lease obligations	8
Total Debt	2,883
Unamortized Issuance Costs (a)	(39)
Debt, Net of Unamortized Issuance Costs	$2,844
____________

(a)	Includes an unamortized premium associated with our 5.875% Senior Notes due 2020 of $4 million as of December 31, 2015.

Revolving Credit Facility

Based upon the guidelines of our current Revolving Credit Facility, we have the option to elect if the borrowings will bear interest at either, a base rate plus the base rate margin or a Eurodollar rate, for the applicable period, plus the Eurodollar margin at the time of the borrowing. The weighted average interest rate for borrowings under our Revolving Credit Facility was 2.92% at December 31, 2015. The Revolving Credit Facility is scheduled to mature on December 2, 2019.

As of December 31, 2015, our Revolving Credit Facility was subject to the following:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Revolving Credit Facility (a)	0.43%	2.50%	3.50%	1.50%	0.50%
_______________

(a)
We have the option to elect if the borrowings will bear interest at either a base rate plus the baser rate margin, or a Eurodollar rate, for the applicable period, plus the Eurodollar margin at the time of the borrowing. The applicable margin varies based upon a certain leverage ratio, as defined by the Revolving Credit Facility. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate.

Revolving Credit Facility Amendment. On January 29, 2016, we amended our existing secured Revolving Credit Facility. As a result of the amendment, we decreased the aggregate available facility limit from $900 million to $600 million and improved terms relating to pricing and financial covenants. Additionally on January 29, 2016, we syndicated a new $1.0 billion secured credit facility (“Dropdown Credit Facility”). This facility provides us a flexible capital structure with a segregated source of financing for future asset acquisitions including transactions with Tesoro. The primary use of proceeds under this new facility will be to fund asset acquisitions. The terms, covenants and restrictions under this facility are substantially the same with our amended secured Revolving Credit Facility. See further discussion in Note 8 to our combined consolidated financial statements in Item 8.
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

We do not believe that these limitations will restrict our ability to pay distributions. Additionally, the Revolving Credit Facility contains covenants that require us to maintain certain interest coverage and leverage ratios. We submit compliance certifications to the bank quarterly, and we were in compliance with our debt covenants as of and for the year ended December 31, 2015.

Unsecured Term Loan Facility

We entered into the Unsecured Term Loan Facility on November 12, 2015. The Unsecured Term Loan Facility allowed us to borrow up to an aggregate of $250 million, which we used to fund a portion of the LA Storage and Handling Assets from Tesoro. The Unsecured Term Loan Facility matures December 3, 2020, and may be repaid at any time, but amounts may not be re-borrowed. There were no payments on the borrowings under the Unsecured Term Loan Facility during the year ended December 31, 2015. The borrowings under our Unsecured Term Loan Facility incurred interest at a rate of 3.10% as of December 31, 2015, based on the following expense and fee schedule:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin
Unsecured Term Loan Facility ($250 million) (b)	0.35%	2.75%	3.50%	1.75%
_______________

(b)
We can elect the interest rate to apply to the Unsecured Term Loan Facility between a base rate plus the base rate margin, or a Eurodollar rate, for the applicable term, plus the Eurodollar margin at the time of borrowing.

The Unsecured Term Loan Facility contains affirmative and negative covenants, representations and warranties and events of default substantially similar to those set forth in the Revolving Credit Facility. There are no maintenance financial covenants associated with the Unsecured Term Loan Facility.

On February 3, 2016, we repaid the full amount of the Unsecured Term Loan Facility, including accrued interest, with proceeds drawn from the Dropdown Credit Facility. All commitments under the Unsecured Term Loan Facility were terminated effective with the repayment.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	Years Ended December 31,
	2015 (a)	2014 (a)	2013 (a)
Cash Flows From (Used In):
Operating Activities	$459	$166	$86
Investing Activities	(316)	(2,673)	(394)
Financing Activities	(146)	2,503	312
Increase (Decrease) in Cash and Cash Equivalents	$(3)	$(4)	$4
______________

(a)	Includes the historical results related to the Partnership and Predecessors for the years ended December 31, 2015, 2014 and 2013.

2015 Compared to 2014

Net cash from operating activities increased $293 million to $459 million in 2015 from $166 million in 2014. The increase in net cash from operating activities was primarily due to a significant contribution of operating income from the Rockies Natural Gas Business Acquisition for an entire year as well as incremental cash flow from growth on the High Plains System and commercial agreements executed in connection with the West Coast Logistics Assets Acquisition.

Net cash used in investing activities decreased $2.4 billion to $316 million in 2015 compared to $2.7 billion in 2014. The decrease was primarily driven by the cash paid for the Rockies Natural Gas Business of $2.5 billion in 2014. This decrease was partially offset by higher capital expenditures in 2015 compared to 2014 related to the construction of the Connolly Gathering System, the second phase of the Bakken area storage hub, and various projects on our Southern California distribution system. See “Capital Expenditures” below for a discussion of the various maintenance and growth projects in 2015.

Net cash used in financing activities during 2015 totaled $146 million as compared to net cash from financing activities of $2.5 billion in 2014. The change of $2.6 billion was primarily due to financing activities in 2014, which included the net proceeds of $1.5 billion resulting from the public offering of 2.1 million common units representing limited partner interests (the “August 2014 Equity Offering”) and the registered public offering of 23 million common units in connection with the Rockies Natural Gas Business Acquisition (the “October 2014 Equity Offering”) and $1.3 billion of aggregate principal senior notes, completed in a private offering (the “Senior Notes Offering”). We paid higher quarterly cash distributions totaling $308 million during 2015 compared to $183 million paid in 2014. Additionally, we paid $22 million in distributions to the common public unitholders of QEPM and QEPM’s subsidiaries during 2015.

2014 Compared to 2013

Net cash from operating activities increased $80 million to $166 million in 2014 from $86 million in 2013. The increase in net cash from operating activities was attributable to higher revenues and operating income as a result of our Acquisitions from Tesoro, primarily from the increase in revenues associated with the commercial agreements that went into effect on the acquisition dates, and an increase in revenues and operating income as a result of the December 2014 Rockies Natural Gas Business Acquisition and the June 2013 Northwest Products System acquisition. The revenues and operating income for the Los Angeles Terminal Assets Acquisition, the Los Angeles Logistics Assets Acquisition and the Northwest Products System acquisition reflect the entire year in 2014, compared to about seven months of operations of these assets in 2013. This increase was partially offset by an increase in cash paid for interest costs during 2014 compared to 2013 related to the issuance of the 2019 Senior Notes and 2022 Senior Notes, as well as $16 million for the Alternative Financing Arrangement related to the Rockies Natural Gas Business Acquisition.

Net cash used in investing activities increased $2.3 billion to $2.7 billion in 2014 compared to $394 million in 2013. We paid $2.5 billion upon closing the Rockies Natural Gas Business Acquisition in December 2014 compared to $315 million for the Northwest Products System acquisition in 2013. Capital expenditures in 2014 increased by $125 million compared to 2013 primarily as a result of spending on the High Plains Pipeline reversal project and the construction of the Bakken area storage hub. See “Capital Expenditures” below for a discussion of the various maintenance and growth projects in 2014, including those reimbursed by our customers. Cash provided by investing activities in 2014 included proceeds of $10 million from the sale of our legacy Boise terminal.

Net cash from financing activities increased $2.2 billion to $2.5 billion in 2014 from $312 million in 2013. The net cash provided by financing activities in 2014 included the net proceeds of $1.5 billion resulting from the August 2014 Equity Offering and October 2014 Equity Offering and $1.3 billion from the Senior Notes Offering. The cash payments for the acquisition of the West Coast Logistics Assets from Tesoro of $243 million were treated as a cash distribution to Tesoro for accounting purposes. We borrowed amounts under our Revolving Credit Facility to fund cash portions of the West Coast Logistics Assets Acquisition from Tesoro and the Rockies Natural Gas Business Acquisition. We paid higher quarterly cash distributions totaling $183 million in 2014 compared to quarterly cash distributions of $102 million paid in 2013. In addition, financing costs increased $16 million in 2014 compared to 2013, primarily related to the amendment to the Revolving Credit Facility completed on December 2014 and the Senior Notes Offering.

Historically, the Predecessors’ sources of liquidity included cash generated from operations and funding from Tesoro. Cash receipts were deposited in Tesoro’s bank accounts and all cash disbursements were made from those accounts. The Sponsor contribution of $20 million, $27 million and $39 million included in cash from financing activities in 2015, 2014 and 2013, respectively, funded the cash portion of the net loss for the Predecessors.

Capital Expenditures

The Partnership’s operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations and to maintain assets and ensure regulatory compliance. Growth capital expenditures include expenditures to purchase or construct new assets and to expand existing facilities or services that may increase throughput capacity on our pipelines, in our terminals and at our processing facilities, increase storage capacity, increase well connections and compression as well as other services at our facilities. Maintenance capital expenditures include expenditures required to maintain equipment reliability and integrity and to ensure regulatory compliance. Actual and estimated amounts described below include amounts representing capitalized interest and labor. Our capital expenditures are funded primarily with cash generated from operations, reimbursements for certain growth and maintenance capital expenditures, borrowings under our Revolving Credit Facility and issuances of additional debt and equity securities, as needed.

2015 Capital Expenditures. During 2015, we spent $224 million, net of $19 million in reimbursements from entities including Tesoro, on growth capital projects and $44 million, net of $9 million in reimbursements from entities including Tesoro, on maintenance capital projects. The following major growth capital projects were completed during 2015 (in millions):

	Total Project Expected Capital Expenditures	Actual 2015 Capital Expenditures
Connolly Gathering System (a)	$148	$100
Anacortes Light Products Truck Rack (b)	23	12
Southern California Distribution System (c)	22	12
_______________

(a)
The Connolly Gathering System gathers crude oil from various points in Dunn County, North Dakota for delivery at the existing Connolly Station and has a capacity of approximately 60,000 bpd. The project was substantially completed by December 2015.

(b)
A new light products truck rack at the site of the existing Anacortes terminal acquired as part of the West Coast Logistics Assets, which added approximately 8,000 barrels per day of additional gasoline and diesel throughput capacity. The project was operational in November 2015. The total capitalized project was $30 million, of which $23 million was cash spending. Additionally, we recognized an equity contribution of $7 million from Tesoro related to Tesoro’s full construction cost of $30 million.

(c)	Projects to expand and optimize the southern California distribution system increase throughput and expand ancillary service capabilities.

2016 Capital Expenditures. TLLP's expected 2016 capital expenditures are currently being reevaluated in light of the current market environment. While still under evaluation, we anticipate we will materially reduce our 2016 capital expenditures of $493 million, as presented in December 2015, relative to our capital investment plans. This reduction is primarily driven by deferrals of discretionary projects and delays in several growth projects in both the Rockies and Bakken regions attributed to low commodity prices and our current view of spending related to the Los Angeles Refinery Interconnect Pipeline System.

Cost estimates for projects currently in process or under development are subject to further review, analysis and permitting requirements, which may result in revisions to our current spend estimates. The following highlights several of our major growth capital projects in process or under development (in millions):

	Total Project Expected Capital Expenditures	Actual 2015 Capital Expenditures
In Process:
Uinta Compression (a)	$ 50 - 60	$—
High Plains Pipeline Expansion (b)	40 - 50	7
Charging Eagle Gathering System (c)	40 - 50	—
Bakken Area Storage Hub (d)	25 - 30	21
Under Development:
Los Angeles Refinery Interconnect Pipeline System (e)	$ 175 - 200	$—
_______________

(a)	Projects to increase compression for our Uinta natural gas gathering systems and expand our gathering system in the Uinta basin.

(b)	Projects to expand crude oil gathering throughput capacity on the High Plains Pipeline in McKenzie County, North Dakota.

(c)
The construction of the Charging Eagle Gathering System, a crude oil and produced water gathering and treating system in eastern Dunn County, North Dakota. This project has been deferred due to current commodity market conditions.

(d)
The construction of the second phase of the Bakken Area Storage Hub provides storage for the Bakken region with tanks located in two strategic areas of the basin. It currently has approximately 780,000 barrels of storage capacity and is expected to grow to over 1 million barrels of capacity.

(e)
The pipeline interconnect project at the Los Angeles refinery is designed to improve the flexibility of gasoline and diesel yields and reduce carbon dioxide emissions. The proposed project is subject to final Board approval, project scoping, engineering and regulatory approval.

Contractual Obligations

We have numerous contractual commitments for purchases associated with the operation of our assets, our debt service and our operating and capital leases (see Notes 10 and 11 to our combined consolidated financial statements in Item 8). We also have minimum contractual spending requirements for certain capital projects. A summary of our contractual obligations as of December 31, 2015, is as follows (in millions):

	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt obligations (a)	$155	$155	$155	$955	$832	$1,467	$3,719
Capital lease obligations (b)	1	1	1	1	1	7	12
Operating lease obligations (c)	12	10	9	8	7	63	109
Other purchase obligations (d)	85	84	84	84	84	61	482
Capital expenditure obligations (e)	53	—	—	—	—	—	53
Total Contractual Obligations	$306	$250	$249	$1,048	$924	$1,598	$4,375
_______________

(a)	Includes maturities of principal and interest payments. Amounts and timing may be different from our estimated commitments due to potential voluntary debt prepayments and borrowings.

(b)	Capital lease obligations include amounts classified as interest.

(c)
Minimum operating lease payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year primarily related to our truck vehicle leases and leases for pipelines, terminals, pump stations and property leases.

(d)
Purchase obligations include enforceable and legally binding service agreement commitments that meet any of the following criteria: (1) they are non-cancellable, (2) we would incur a penalty if the agreement was canceled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If we can unilaterally terminate the agreement simply by providing a certain number of days’ notice or by paying a termination fee, we have included the termination fee or the amount that would be paid over the notice period. Contracts that can be unilaterally terminated without a penalty are not included. Future purchase obligations primarily include NGL transportation costs, fractionation fees, and fixed charges under the Amended Omnibus Agreement, and the Secondment Agreement. Our Amended Omnibus Agreement remains in effect between the applicable parties until a change in control of the Partnership. As we are unable to estimate the termination of the omnibus agreement, we have included the fees for each of the five years following December 31, 2015 for the Amended Omnibus Agreement for disclosure purposes in the table above.

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

Environmental Liabilities and Legal

Contamination resulting from spills of crude oil, natural gas and refined products is not unusual within the terminalling, pipeline, gathering or processing industries. Historic spills at certain of our assets as a result of past operations have resulted in contamination of the environment, including soils and groundwater. Site conditions, including soils and groundwater, are being evaluated at our properties where releases of hydrocarbons and other wastes have occurred. A number of our properties have known hydrocarbon or other hazardous material contamination in the soil and groundwater. See below for our discussion of the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement for more information regarding the indemnification of certain environmental matters provided to us by Tesoro and discussion of certain environmental obligations that were retained by Chevron Pipe Line Company and Northwest Terminalling Company in conjunction with the acquisition of the Northwest Products System.

The Partnership has been party to various environmental matters arising in the ordinary course of business. The outcome of these matters cannot always be accurately predicted, but the Partnership recognizes liabilities for these matters based on estimates and applicable accounting guidelines and principles. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental accruals are estimates using internal and third-party assessments and available information to date. It is possible that these estimates will change as more information becomes available. Our accruals for these environmental expenditures totaled $33 million and $32 million at December 31, 2015 and 2014, respectively.

Tioga, North Dakota Crude Oil Pipeline Release. In September 2013, the Partnership responded to the release of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted during the next few years to restore the site for agricultural use. We accrued an additional $24 million during the year ended December 31, 2015, to reflect improved scope definition and estimates, which resulted in an increase in the total estimated cost associated with the project. This incident was covered by our pollution liability insurance policy, subject to a $1 million deductible and a $25 million loss limit in place at that time. Pursuant to this policy, there were no insurance recovery receivables related to the Crude Oil Pipeline Release at December 31, 2015, and $18 million at December 31, 2014. The estimated remediation costs of $66 million exceeded our policy loss limit by $41 million as of December 31, 2015. We received insurance proceeds of $18 million and $7 million in reimbursement of costs incurred during the years ended December 31, 2015 and 2014, respectively.

See Note 11 to our combined consolidated financial statements in Item 8 for additional information regarding our environmental liabilities and legal proceedings.

Other Environmental Spending

We completed a detailed inspection and maintenance program in 2015, which included spending of $24 million inception to date to perform inspections and repairs that improved the integrity of the Northwest Products System. This included the costs to comply with the Corrective Action Order (“CAO”) and also costs expected for inspections and repairs on other sections of the pipeline. The purchase price of the Northwest Products system was reduced by $45 million to compensate the Partnership for assuming responsibilities under the CAO and to perform additional inspection and maintenance as the Partnership deemed necessary.

Tesoro Indemnification

Under the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro. See Note 3 to our combined consolidated financial statements in Item 8 for additional information regarding our Amended Omnibus Agreement and the Carson Assets Indemnity Agreement.

ACCOUNTING STANDARDS

Critical Accounting Policies and Estimates

Our significant accounting policies and recent accounting developments are described in Note 1 to our combined consolidated financial statements in Item 8. We prepare our financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates. We believe that the following discussion of policies to be the most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Impairment of Long-Lived Assets. Long-lived assets (which include property, plant, and equipment, intangible assets and equity method investments) are evaluated for potential impairment when an asset disposition is probable or when there are indicators of impairment (for example, current period operating losses combined with a history of operating losses) and, if so, assessing whether the asset net book values are recoverable from estimated future undiscounted cash flows. The actual amount of an impairment loss to be recorded, if any, is equal to the amount by which the asset’s net book value exceeds its fair market value. Fair market value is based on the present values of estimated future cash flows in the absence of quoted market prices. Estimates of future cash flows and fair market values of assets require subjective assumptions with regard to several factors, including an assessment of global market conditions, future operating results and forecasts of the remaining useful lives of the assets. Actual results could differ from those estimates. Providing sensitivity analysis if other assumptions were used in performing the impairment evaluations is not practicable due to the significant number of assumptions involved in the estimates.

Goodwill. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired in a business combination. Goodwill acquired in a business combination is not amortized, but instead tested for impairment at least annually or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy, or disposition of a reporting unit or a portion thereof. Goodwill impairment testing is performed at the reporting unit level on November 1 of each year and when circumstances change that might indicate impairment.

We test goodwill for impairment by performing an optional qualitative assessment process and/or using a two-step quantitative assessment process. If we choose to perform a qualitative assessment process and determine it is more likely than not (that is, a likelihood of more than 50 percent) that the carrying value of the net assets is more than the fair value of the reporting unit, the two-step quantitative assessment process is then performed; otherwise, no further testing is required. We may elect not to perform the qualitative assessment process and, instead, proceed directly to the two step quantitative assessment process. For reporting units where the two-step quantitative assessment process is performed, the first step involves comparing the carrying value of net assets, including goodwill, to the fair value of the reporting unit. If the fair value exceeds its carrying amount, goodwill is not considered impaired and the second step of the process is unnecessary. If the carrying amount of a reporting unit’s goodwill exceeds its fair value, the second step measures the impairment loss, if any.

We elected to perform our annual goodwill impairment analysis using a two-step quantitative assessments process on $130 million of goodwill recorded in five reporting units. As part of our two-step quantitative goodwill impairment process for the five reporting units, we engaged a third-party appraisal firm to assist in the determination of estimated fair value for each reporting unit. This determination includes estimating the fair value of each reporting unit using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, the discount rates, terminal growth rates, and forecasts of revenue, operating income, depreciation and amortization and capital expenditures.

We determined that no impairment charges resulted from our November 1, 2015 goodwill impairment assessment. Furthermore, the fair value of each of the five reporting units tested in step one of the goodwill impairment test were significantly in excess of the carrying value, and as such, we were not required to perform step two.

Environmental Liabilities. At December 31, 2015, our total environmental liabilities included in other current liabilities and other noncurrent liabilities were $33 million. We record environmental liabilities when environmental assessments and/or proposed environmental remedies are probable and can be reasonably estimated. Usually, the timing of our accruals coincides with assessing the liability and then completing a feasibility study or committing to a formal plan of action. When we complete our analysis or when we commit to a plan of action, we accrue a liability based on the minimum range of the expected costs, unless we consider another amount more likely. We base our cost estimates on the extent of remedial actions required by applicable governing agencies, experience gained from similar environmental projects and the amounts to be paid by other responsible parties.

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

As of December 31, 2015, we carry a pollution liability insurance policy, which is subject to a $1 million deductible ($5 million pipeline deductible) and a $150 million loss limit. We record insurance recoveries during the year when recovery is probable and can be reasonably estimated.

Acquisitions. We use the acquisition method of accounting for the recognition of assets acquired and liabilities assumed with acquisitions at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired. As a result, in the case of significant acquisitions, we obtain the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

New Accounting Standards and Disclosures

New accounting standards and disclosures are discussed in Note 1 to our combined consolidated financial statements in Item 8.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not own the refined products, natural gas or crude oil that are shipped through our pipelines, distributed through our terminals or held in our storage facilities we have minimal direct exposure to risks associated with fluctuating commodity prices. In addition, our commercial agreements with Tesoro are indexed for inflation and contain fuel surcharge provisions that are designed to substantially mitigate our exposure to increases in diesel fuel prices and the cost of other supplies used in our business. Our exposure to commodity price risk related to imbalance gains and losses or to diesel fuel or other supply costs are currently not expected to be material to our results of operations, financial position, and cash flows and we do not intend to hedge our exposure.

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

Under a “keep-whole” agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. We have entered into an agreement with Tesoro to transfer the market risk associated with the purchase of natural gas. See Note 3 to our combined consolidated financial statements in Item 8 for additional information on our “keep-whole” agreement.

Interest Rate Risk

Our use of debt directly exposes us to interest rate risk. Variable-rate debt, such as borrowings under our Revolving Credit Facility, exposes us to short-term changes in market rates that impact our interest expense. Fixed rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to rates higher than the current market. The fair value of our debt was estimated primarily using quoted market prices. The carrying value and fair value of our debt were approximately $2.9 billion and $2.8 billion at December 31, 2015, respectively, and were both approximately $2.6 billion at December 31, 2014. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. With all other variables constant, a 0.25% change in the interest rate associated with the borrowings outstanding under our Revolving Credit Facility and Unsecured Term Loan Facility at December 31, 2015, would change annual interest expense by less than $1 million, respectively. As of December 31, 2015, we had $305 million and $250 million of borrowings under our Revolving Credit Facility and Unsecured Term Loan Facility, respectively. Any change in interest rates would affect cash flows, but not the fair value of the debt we incur under our Revolving Credit Facility.

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

We have audited the accompanying consolidated balance sheets of Tesoro Logistics LP as of December 31, 2015 and 2014, and the related combined consolidated statements of operations, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tesoro Logistics LP at December 31, 2015 and 2014, and the combined consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tesoro Logistics LP’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
February 25, 2016

TESORO LOGISTICS LP
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015 (a)	2014 (a)	2013 (a)
	(In millions, except per unit amounts)
Revenues
Affiliate	$615	$497	$273
Third-party	497	103	40
Total Revenues	1,112	600	313
Costs and Expenses:
Operating and maintenance expenses	451	308	184
Imbalance settlement gains, net and reimbursements	(40)	(43)	(12)
General and administrative expenses	102	74	32
Depreciation and amortization expenses	179	78	46
Loss (gain) on asset disposals and impairments	1	(4)	—
Total Costs and Expenses	693	413	250
Operating Income	419	187	63
Interest and financing costs, net	(150)	(109)	(39)
Equity in earnings of unconsolidated affiliates	7	1	—
Earnings Before Income Taxes	276	79	24
Income tax expense	1	—	—
Net Earnings	$275	$79	$24

Loss attributable to Predecessors	$17	$23	$56
Net earnings attributable to noncontrolling interest	(20)	(3)	—
Net earnings attributable to partners	272	99	80
General partner’s interest in net earnings, including incentive distribution rights	(73)	(43)	(12)
Limited partners’ interest in net earnings	$199	$56	$68

Net earnings per limited partner unit:
Common - basic	$2.33	$0.96	$1.48
Common - diluted	$2.33	$0.96	$1.47
Subordinated - basic and diluted	$—	$0.62	$1.35

Weighted average limited partner units outstanding:
Common units - basic	84.7	54.2	31.5
Common units - diluted	84.8	54.2	31.6
Subordinated units - basic and diluted	—	5.6	15.3

Cash distributions paid per unit	$2.8350	$2.4125	$2.0175
_____________

(a)	All periods include the historical results of the Predecessors. See Notes 1 and 2 for further discussion.

See accompanying notes to combined consolidated financial statements.

TESORO LOGISTICS LP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014 (a)
	(In millions, except unit amounts)
ASSETS
Current Assets
Cash and cash equivalents	$16	$19
Receivables, net
Trade	139	122
Affiliate	85	69
Other	—	18
Prepayments and other	12	7
Total Current Assets	252	235
Net Property, Plant, and Equipment	3,450	3,343
Acquired Intangibles, net	976	973
Goodwill	130	164
Investments in Unconsolidated Affiliates	58	57
Other Noncurrent Assets	26	30
Total Assets	$4,892	$4,802

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Trade	$83	$141
Affiliate	48	53
Accrued interest and financing costs	31	28
Other current liabilities	59	68
Total Current Liabilities	221	290
Other Noncurrent Liabilities	49	45
Debt, Net of Unamortized Issuance Costs	2,844	2,544
Total Liabilities	3,114	2,879
Commitments and Contingencies (Note 11)
Equity
Equity of Predecessors	—	33
Common unitholders: 93,478,326 units issued and outstanding (80,125,930 in 2014)	1,707	1,474
General partner: 1,900,515 units issued and outstanding (1,631,448 in 2014)	(13)	(19)
Noncontrolling interest	84	435
Total Equity	1,778	1,923
Total Liabilities and Equity	$4,892	$4,802
_____________

(a)	Adjusted to include the historical results of the Predecessors. See Notes 1 and 2 for further discussion.

See accompanying notes to combined consolidated financial statements.

TESORO LOGISTICS LP
COMBINED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

		Partnership
	Equity of Predecessors (a)	Common	Subordinated	General Partner	Non-controlling Interest	Total
	(In millions)
Balance at December 31, 2012	$26	$153	$(144)	$(27)	$—	$8
Sponsor contributions of equity to the Predecessors	39	—	—	—	—	39
Sponsor contribution of assets acquired to the Predecessors	731	—	—	—	—	731
Loss attributable to Predecessors	(56)	—	—	—	—	(56)
Net liabilities not assumed by Tesoro Logistics LP	15	—	—	—	—	15
Allocation of net assets acquired by the unitholders	(698)	655	—	43	—	—
Equity offering, net of issuance costs	—	710	(9)	8	—	709
Distributions to unitholders and general partner related to acquisitions (b)	—	(1,049)	—	(80)	—	(1,129)
Quarterly distributions to unitholders and general partner	—	(63)	(30)	(9)	—	(102)
Net earnings excluding loss attributable to Predecessors	—	46	22	12	—	80
Other	—	7	—	—	—	7
Balance at December 31, 2013	$57	$459	$(161)	$(53)	$—	$302
Sponsor contributions of equity to the Predecessors	27	—	—	—	—	27
Loss attributable to Predecessors	(23)	—	—	—	—	(23)
Net liabilities not assumed by Tesoro Logistics LP	1	—	—	—	—	1
Allocation of net assets acquired by the unitholders	(29)	28	—	1	—	—
Equity offering, net of issuance costs	—	1,449	—	29	—	1,478
Quarterly distributions to unitholders and general partner	—	(131)	(17)	(35)	—	(183)
Subordinated unit conversion	—	(165)	165	—	—	—
Distributions to unitholders and general partner related to acquisitions (b)	—	(237)	—	(6)	—	(243)
Contributions	—	27	—	2	—	29
Net earnings excluding loss attributable to Predecessors	—	43	13	43	3	102
Noncontrolling interest acquired	—	—	—	—	432	432
Other	—	1	—	—	—	1
Balance at December 31, 2014	$33	$1,474	$—	$(19)	$435	$1,923
Sponsor contributions of equity to the Predecessors	20	—	—	—	—	20
Loss attributable to Predecessors	(17)	—	—	—	—	(17)
Net liabilities not assumed by Tesoro Logistics LP	3	—	—	—	—	3
Allocation of net assets acquired by the unitholders	(39)	37	—	2	—	—
Equity offering, net of issuance costs	—	95	—	4	—	99
Quarterly distributions to unitholders and general partner	—	(240)	—	(68)	(22)	(330)
Distributions to unitholders and general partner related to acquisitions (b)	—	(235)	—	(15)	—	(250)
Contributions	—	22	—	10	—	32
Net earnings excluding loss attributable to Predecessors	—	199	—	73	20	292
QEPM Merger	—	351	—	—	(351)	—
Other	—	4	—	—	2	6
Balance at December 31, 2015	$—	$1,707	$—	$(13)	$84	$1,778
________________

(a)	Adjusted to include the historical results of the Predecessors. See Notes 1 and 2 for further discussion.

(b)
Distributions to unitholders and general partner include $250 million, $243 million and $1.1 billion in cash payments for acquisitions from Tesoro during 2015, 2014 and 2013, respectively. As an entity under common control with Tesoro, we record the assets that we acquire from Tesoro in our consolidated balance sheets at Tesoro’s historical book value instead of fair value, and any excess of cash paid over the historical book value of the assets acquired from Tesoro is recorded within equity. As a result of this accounting treatment, these transactions resulted in net decreases of $211 million, $214 million and $431 million in our equity balance during 2015, 2014 and 2013, respectively.

See accompanying notes to combined consolidated financial statements.

TESORO LOGISTICS LP
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015 (a)	2014 (a)	2013 (a)
	(In millions)
Cash Flows From (Used In) Operating Activities:
Net earnings	$275	$79	$24
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expenses	179	78	46
Amortization of debt issuance costs	8	6	2
Unit-based compensation expense	6	2	2
Other non-cash operating activities	5	(5)	—
Changes in receivables	(21)	(8)	(48)
Changes in other current assets	(9)	10	(2)
Changes in current liabilities	(7)	8	50
Changes in other noncurrent assets and liabilities	23	(4)	12
Net cash from operating activities	459	166	86
Cash Flows From (Used In) Investing Activities:
Capital expenditures	(310)	(204)	(79)
Acquisitions	(6)	(2,479)	(315)
Proceeds from sale of assets	—	10	—
Net cash used in investing activities	(316)	(2,673)	(394)
Cash Flows From (Used In) Financing Activities:
Proceeds from debt offering	250	1,300	806
Proceeds from issuance of common units, net of issuance costs	95	1,449	701
Proceeds from issuance of general partner units, net of issuance costs	4	29	8
Quarterly distributions to common and subordinated unitholders	(240)	(148)	(93)
Quarterly distributions to general partner	(68)	(35)	(9)
Distributions to noncontrolling interest	(22)	—	—
Distributions in connection with acquisitions	(250)	(243)	(1,129)
Borrowings under revolving credit agreement	476	646	794
Repayments under revolving credit agreement	(431)	(386)	(794)
Repayments of senior notes	—	(130)	—
Sponsor contributions of equity to the Predecessors	20	27	39
Financing costs	(2)	(32)	(16)
Capital contributions by affiliate	22	26	5
Net cash from (used in) financing activities	(146)	2,503	312
Increase (Decrease) in Cash and Cash Equivalents	(3)	(4)	4
Cash and Cash Equivalents, Beginning of Year	19	23	19
Cash and Cash Equivalents, End of Year	$16	$19	$23
_____________

(a)	Adjusted to include the historical results of the Predecessors. See Notes 1 and 2 for further discussion.

See accompanying notes to combined consolidated financial statements.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description and Nature of Business

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

Our logistics assets are integral to the success of Tesoro’s refining and marketing operations and are used to gather crude oil and to distribute, transport and store crude oil and refined products. We are a full-service logistics company operating primarily in the western and mid-continent regions of the United States. We own and operate a network of crude oil, refined products and natural gas pipelines as well as operate 29 crude oil and refined products truck and marine terminals and provide crude oil and refined product storage capacity. In addition, we own and operate four natural gas processing complexes and one fractionation facility. Our assets are categorized into a Gathering segment, a Processing segment and a Terminalling and Transportation segment.

We generate revenue by charging fees for gathering crude oil and natural gas, for processing natural gas, for terminalling, transporting and storing crude oil, and refined products. We are generally not directly exposed to commodity price risk with respect to any of the crude oil, natural gas, NGLs or refined products that we handle, as part of our normal operations. However, we may be subject to nominal commodity risk exposure due to pipeline loss allowance provisions in many of our pipeline gathering and transportation contracts and a nominal amount of condensate retained as part of our natural gas gathering services. For the NGLs that we handle under “keep-whole” agreements, the Partnership has a fee-based processing agreement with Tesoro which minimizes the impact of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. We do not engage in the trading of crude oil, natural gas, NGLs or refined products; therefore we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customers’ operations. In 2015, 55% of our revenue was derived from Tesoro primarily under various long-term, fee-based commercial agreements that generally include minimum volume commitments. Refer to Note 9 for more information on major customers and concentrations.

Our gathering systems include crude oil and natural gas pipeline gathering systems in the Bakken Shale/Williston Basin area of North Dakota and Montana (the “Bakken Region”) and the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming (the “Rockies Region”), including:

•	a common carrier crude oil gathering and transportation system in North Dakota and Montana (the “High Plains System”);

•	the Williston Gathering System, which consists of a crude oil and natural gas gathering system located in the Williston Basin, North Dakota;

•	the Uinta Basin Gathering System, which consists of natural gas gathering systems and compression assets located in northeastern Utah;

•	the Green River System, which consists of an integrated natural gas gathering and transportation system;

•	the Vermillion Gathering System, which consists of natural gas gathering and compression assets located in Southern Wyoming, northwest Colorado and northeast Utah;

•	an equity method investment in Three Rivers Gathering, which transports natural gas to our natural gas processing facilities, located in the Uinta Basin; and

•	an equity method investment in Uintah Basin Field Services, which operates gathering pipeline and gas compression assets located in the southeastern Uinta Basin.

Our Processing segment consists of four gas processing complexes and a fractionation facility.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Our Terminalling and Transportation segment consists of:

•	25 crude oil and refined products terminals and storage facilities in the western and midwestern U.S. that are supplied by Tesoro-owned and third-party pipelines, trucks and barges;

•	four marine terminals in California that load and unload vessels;

•
130 miles of pipelines, which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City and Los Angeles and a 50% fee interest in a 16-mile pipeline that transports jet fuel from Tesoro’s Los Angeles refinery to the Los Angeles International Airport;

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

Principles of Consolidation and Basis of Presentation

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

In 2015, 2014 and 2013, we entered into various transactions with Tesoro and our general partner, TLGP, pursuant to which TLLP acquired from Tesoro the following:

•
a crude oil and refined products storage tank facility located at Tesoro’s Los Angeles refinery and a 50% fee interest in a 16-mile pipeline that transports jet fuel from Tesoro’s Los Angeles refinery to the Los Angeles International Airport (the “Los Angeles Assets”) effective November 12, 2015;

•
three truck terminals, ten storage tanks, two rail loading and unloading facilities and a refined products pipeline (the “West Coast Logistics Assets”) effective July 1, 2014, for the terminals, storage tanks and rail facilities and effective September 30, 2014, for the refined products pipeline (the “West Coast Logistics Assets Acquisition”);

•
two marine terminals, a marine storage terminal, a products terminal, a petroleum coke handling and storage facility, over 100 miles of active crude oil and refined products pipeline and certain assets and properties related thereto located in Southern California (the “Los Angeles Logistics Assets”) effective December 6, 2013 (the “Los Angeles Logistics Assets Acquisition”);

•
six marketing terminals and storage facilities located in Southern California and certain assets and properties related thereto (the “Los Angeles Terminal Assets”) effective June 1, 2013 (the “Los Angeles Terminal Assets Acquisition”).

These transactions are collectively referred to as “Acquisitions from Tesoro” and the related assets, liabilities and results of the operations are collectively referred to as the “Predecessors.”

The Acquisitions from Tesoro were transfers between entities under common control. As an entity under common control with Tesoro, we record the assets that we acquire from Tesoro on our consolidated balance sheet at Tesoro’s historical basis instead of fair value. Transfers of businesses between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior periods are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of TLLP have been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition. Also, there was no financial statement impact related to the Los Angeles Terminal Assets since they were not operated by Tesoro prior to their acquisition by TLLP. See Note 2 for additional information regarding the 2015 and 2014 acquisitions.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

We prepare our combined consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses reported and presented as of and for the periods ended. We review our estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

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

Receivables

A portion of the Partnership’s accounts receivable is due from Tesoro. Credit for non-affiliated customers is extended based on an evaluation of each customer’s financial condition and in certain circumstances, collateral, such as letters of credit or guarantees, is required. Our allowance for doubtful accounts is based on various factors including current sales amounts, historical charge-offs and specific accounts identified as high risk. After reasonable efforts to collect the amounts have been exhausted, balances are deemed uncollectible and are charged against the allowance for doubtful accounts. Write-offs were immaterial in 2015, 2014 and 2013. The Company does not have any off-balance-sheet credit exposure related to its customers.

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. We capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect construction costs include general engineering and other allocated employee costs. Costs, including complete asset replacements and enhancements or upgrades that increase the original efficiency, productivity or capacity of property, plant and equipment, are also capitalized. The costs of repairs, minor replacements and maintenance projects that do not increase the original efficiency, productivity or capacity of property, plant and equipment are expensed as incurred. We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $9 million, $6 million and $2 million during 2015, 2014 and 2013, respectively, and is recorded as a reduction to net interest and financing costs in our combined consolidated statements of operations.

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

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Acquisitions

We use the acquisition method of accounting for the recognition of assets acquired and liabilities assumed with acquisitions at their estimated fair values as of the date of acquisition, with the exception of the Acquisitions from Tesoro. As an entity under common control with Tesoro, we record the assets that we acquire from Tesoro on our consolidated balance sheet at Tesoro’s historical basis instead of fair value. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired from third parties is recorded as goodwill. While we use our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for the acquisitions will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our combined consolidated statements of operations. The purchase price for the Rockies Natural Gas Acquisition was finalized as of December 31, 2015.

Acquired Intangibles and Goodwill

Acquired intangibles are recorded at fair value as of the date acquired, and consist of customer relationships obtained in connection with the Rockies Natural Gas Business Acquisition. The value for the identified customer relationships consists of cash flow expected from existing contracts and future arrangements from the existing customer base. We amortize acquired intangibles with finite lives on a straight-line basis over an estimated weighted average useful life of 35 years, and we include the amortization in depreciation and amortization expenses on our combined consolidated statements of operations. Amortization expense of $29 million was included in our financial statements for the year ended December 31, 2015. Amortization expense is expected to be approximately $29 million per year for the next five years beginning January 1, 2016.

Goodwill represents the amount the purchase price exceeds the fair value of net assets acquired in a business combination. We do not amortize goodwill or indefinite-lived intangible assets. We are required, however, to review goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in business circumstances indicate the book value of the assets may not be recoverable. In such circumstances, we record the impairment in loss on asset disposals and impairments in our combined consolidated statements of operations. We review the recorded value of goodwill for impairment on November 1st of each year, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value using qualitative and/or quantitative assessments at the reporting level. There were no impairments of goodwill during the years ended December 31, 2015, 2014 and 2013.

We recorded $121 million of goodwill in connection with the Rockies Natural Gas Business Acquisition, of which $22 million was included in our Gathering segment and $99 million included in our Processing segment. The goodwill recorded represents future organic growth opportunities, anticipated synergies and intangible assets that did not qualify for separate recognition. Goodwill of $9 million was recorded in conjunction with the acquisition of the Northwest Products Pipeline and the Boise and Pocatello, Idaho and Pasco, Washington refined products terminals (collectively, the “Northwest Products System”) on June 19, 2013, (the “Northwest Products System Acquisition”) from Chevron Pipe Line Company and Northwest Terminalling Company (collectively, “Chevron”) and is included in our Terminalling and Transportation segment.

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

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Investment in Unconsolidated Affiliates

For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of control over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Amounts recognized for equity method investments are included in investment in unconsolidated affiliates in our combined consolidated balance sheet and adjusted for our shares of the net earnings and losses of the investee and cash distributions, which are included in our combined consolidated statements of operations and our combined consolidated statements of cash flows. Amounts recognized for earnings in excess of distributions of our equity method investments are included in the operating section of our combined consolidated statements of cash flows. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. A loss is recorded in earnings in the current period if a decline in the value of an equity method investment is determined to be other than temporary.

The principal unconsolidated affiliates and TLLP’s ownership percentage as of December 31, 2015, were Three Rivers Gathering, L.L.C., in which we own a 50% ownership interest, and Uintah Basin Field Services, L.L.C., in which we own a 38% ownership interest. All entities are limited liability companies engaged in gathering and compressing natural gas.

Financial Instruments

Financial instruments including cash and cash equivalents, receivables, accounts payable and accrued liabilities are recorded at their carrying value. We believe the carrying value of these financial instruments approximates fair value. Our fair value assessment incorporates a variety of considerations, including:

•	the short term duration of the instruments (less than four percent of our trade payables and one percent of our third-party receivables have been outstanding for greater than 90 days); and

•	the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

The computation of the percentage of the short-term duration of our third-party receivables excludes amounts that are greater than 90 days related to XTO Energy Inc.’s (“XTO”) legal dispute with QEP Field Services, LLP (“QEPFS”). See further discussion regarding the XTO litigation in Note 11.

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of our debt were approximately $2.9 billion and $2.8 billion at December 31, 2015, respectively, and were both approximately $2.6 billion at December 31, 2014. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

Income Taxes

We are a limited partnership, with the exception of one of our subsidiaries, and are not subject to federal or state income taxes. Our taxable income or loss is included in the federal and state income tax returns of our partners. Taxable income may vary substantially from income or loss reported for financial reporting purposes due to differences in the tax bases and financial reporting bases of assets and liabilities, and due to certain taxable income allocation requirements of the partnership agreement. We are unable to readily determine the net difference in the bases of our assets and liabilities for financial and tax reporting purposes because individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units.

Upon the closing of the merger of QEP Midstream Partners, LP (“QEPM”), as discussed further in Note 2, QEP Midstream GP, LLC, the general partner of QEPM and wholly-owned subsidiary of TLLP, made an election to be treated as a corporation for income tax purposes. As a result, we have recognized $1 million of deferred tax expense related to the difference in QEP Midstream GP, LLC’s book and tax basis in its investment in QEPM.

Management is required to evaluate uncertain tax positions taken by the Partnership. The financial statement effects of a tax position are recognized when the position is more likely than not, based on the technical merits, to be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Partnership and has concluded that there are no uncertain positions taken or expected to be taken.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Environmental Matters

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

As of December 31, 2015, we carry a pollution liability insurance policy, which is subject to a $1 million deductible ($5 million pipeline deductible) and a $150 million loss limit. We record insurance recoveries during the year when recovery is probable and can be reasonably estimated.

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

Estimates of the fair value for certain AROs may not be made as settlement dates (or range of dates) associated with these assets are not estimable because we intend to operate and maintain our assets as long as supply and demand for petroleum and natural gas products exists. AROs primarily include regulatory or contractual obligations for the expected future demolition or removal of assets and related hazardous materials, if applicable, located at our leased facilities including the demolition or removal of tanks, pipelines or other equipment. AROs included in our consolidated balance sheets were immaterial at December 31, 2015, and $30 million at December 31, 2014, related to the preliminary purchase price allocation of the Rockies Natural Gas Business Acquisition. Refer to Note 2 for further discussion of the purchase price allocation.

Legal Liabilities

In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations. These matters may involve large or unspecified damages or penalties that may be sought from us and may require years to resolve. We record a liability related to a loss contingency attributable to such legal matters in other current liabilities or other noncurrent liabilities on our consolidated balance sheets, depending on the classification as current or noncurrent if we determine the loss to be both probable and estimable. The liability is recorded for an amount that is management’s best estimate of the loss, or when a best estimate cannot be made, the minimum loss amount of a range of possible outcomes.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Partnership generates revenue by charging fees for gathering crude oil and natural gas, for terminalling, transporting and storing crude oil and refined products and for processing natural gas and natural gas liquids. Revenues are recognized as crude oil, natural gas and refined products are transported through, delivered by, or stored in our pipelines, terminals and storage facility assets and transported by our trucking operations. Processing revenues are generated under long-term contracts with fee-based or “keep-whole” agreements. Under our fee-based agreements, the amount of fee-based revenue we generate is based on the volumes of natural gas that we process at our processing complexes.

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

Reimbursements

Pursuant to the Third Amended and Restated Omnibus Agreement (“Amended Omnibus Agreement”) and Carson Assets Indemnity Agreement, Tesoro reimburses the Partnership for pressure testing, required repairs and maintenance identified as a result of the first inspection of certain pipeline and tank assets subsequent to the Acquisitions from Tesoro, as well as maintenance projects identified in the Amended Omnibus Agreement for which the costs were not known at the date of the Acquisitions from Tesoro. These amounts are recorded as a reduction to operating expense within the category labeled imbalance settlement gains, net and reimbursements during the period the costs are incurred and were $34 million, $26 million and $4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

In addition, Tesoro reimburses the Partnership for capital projects identified in the Amended Omnibus Agreement. These amounts are recorded as a capital contribution by affiliate and were $22 million, $26 million and $5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Unit-based Compensation

Our general partner provides unit-based compensation to officers and non-employee directors for the Partnership, which includes service and performance phantom unit awards. The fair value of our service phantom unit awards on the date of grant is equal to the market price of our common units. We estimate the grant date fair value of performance phantom unit awards using a Monte Carlo simulation at the inception of the award. We amortize the fair value over the vesting period using the straight-line method. The phantom unit awards are settled in TLLP common units. Expenses related to unit-based compensation are included in general and administrative expenses in our combined consolidated statements of operations. Total unit-based compensation expense totaled $6 million for the year ended December 31, 2015, and $2 million for both 2014 and 2013. The Partnership had 212,310 units available for future grants under the long term incentive plan at December 31, 2015.

Net Earnings per Limited Partner Unit

We use the two-class method when calculating the net earnings per unit applicable to limited partners, because we have more than one participating security. At December 31, 2015, our participating securities consist of common units, general partner units and incentive distribution rights (“IDRs”). Net earnings attributable to the Partnership is allocated between the limited and general partners in accordance with our partnership agreement. We base our calculation of net earnings per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period.

Diluted net earnings per unit includes the effects of potentially dilutive units on our common units, which consist of unvested service and performance phantom units. Basic and diluted net earnings per unit applicable to subordinated limited partners was historically the same, as there were no potentially dilutive subordinated units outstanding. Distributions less than or greater than earnings are allocated in accordance with our partnership agreement.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests

Noncontrolling interests represent third-party ownership in the net assets of our consolidated subsidiaries and are presented as a component of equity and net earnings. Changes in TLLP’s ownership interest in subsidiaries that do not result in deconsolidation are recognized in equity. On December 2, 2014, we completed the Rockies Natural Gas Business Acquisition, which included controlling interests in QEPM and Rendezvous Gas Services, L.L.C. (“Rendezvous Gas”) and the results of QEPM prior to the merger with TLLP. Noncontrolling interest was initially valued primarily based on the market value of public common units outstanding at the acquisition date for QEPM as well as the respective third-party ownership of future cash flows for Rendezvous Gas, based on estimated future volumes and estimated earnings.

New Accounting Standards and Disclosures

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides accounting guidance for all revenue arising from contracts to provide goods or services to customers. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017, given the FASB’s recent deferral of ASU 2014-09’s effective date. Entities may chooses to early adopt ASU 2014-09 as of the original effective date. The standard allows for either full retrospective adoption or modified retrospective adoption. At this time, we are evaluating the standard to determine the method of adoption and the impact of ASU 2014-09 on our financial statements and related disclosures.

Pushdown Accounting. In November 2014, the Securities and Exchange Commission released a Staff Accounting Bulletin overturning portions of the interpretive guidance regarding pushdown accounting. Effective November 18, 2014, the new bulletin aligns the existing guidance to the ASU issued by the FASB in October 2014. Under the new guidance, pushdown accounting can be applied in the separate financial statements of the acquired entity upon completion of the acquisition or in a subsequent period. This impacts the stand-alone financial statements of the subsidiary, but does not alter the existing reporting requirements for the parent company to record the acquired assets, liabilities, and non-controlling interests in consolidated financial statements. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period. If pushdown accounting is applied, that election is irrevocable. The SEC responded by rescinding its guidance on pushdown accounting, which had required registrants to apply pushdown accounting in certain circumstances. We applied pushdown accounting to applicable entities acquired as part of the Rockies Natural Gas Business Acquisition when we finalized the purchase price allocation.

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

Treatment of Predecessor in EPU calculation. In April 2015, the FASB issued ASU 2015-06 (“ASU 2015-06”), which requires a master limited partnership to allocate earnings or losses of transferred net assets for periods prior to asset purchases from an entity under common control entirely to the general partner when calculating earnings per unit (“EPU”). ASU 2015-06 is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We elected to adopt this guidance beginning in the first quarter of 2015. Adoption of ASU 2015-06 did not impact the disclosed amounts of earnings per unit attributable to limited partners; however, the allocation of earnings presented in our EPU disclosure for the year ended December 31, 2014 has been modified to conform to the requirements of the final standard.

Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest” (“ASU 2015-03”), which simplified the presentation of debt issuance costs. Under ASU 2015-03, debt issuance costs related to a recognized debt liability is presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. As a result, our balance sheet reflects a reclassification of unamortized debt issuance costs from other noncurrent assets to debt. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We adopted this standard in the first quarter of 2015 and applied the changes retrospectively to prior periods presented. The adoption of this standard resulted in the reclassification of $49 million from other noncurrent assets to debt on the balance sheet at December 31, 2014. Unamortized debt issuance costs of $43 million are recorded as a reduction to debt on the balance sheet at December 31, 2015.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations. In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The standard requires an acquirer to recognize the cumulative impact of adjustments to provisional purchase price amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effect for interim and annual periods beginning after December 15, 2015, and must be applied prospectively to adjustments that occur after the effective date. Early application is permitted for financial statements that have not been issued. The adoption of ASU 2015-16 is not expected to have a material impact on our financial position or results of operations.

Leases. In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which improves transparency and comparability among organizations by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts.  It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. At this time, we are evaluating the potential impact of this standard on our financial statements.

NOTE 2 - ACQUISITIONS

2015 Acquisition from Tesoro

On November 12, 2015, the Partnership purchased crude oil and refined product storage and pipeline assets in Los Angeles, California (the “LA Storage and Handling Assets”) owned by subsidiaries of Tesoro Corporation, for a total consideration of $500 million. The Partnership acquired 97 crude oil, feedstock, and refined product storage tanks with combined capacity of 6.6 million barrels and a 50% fee interest in a 16-mile pipeline that transports jet fuel from Tesoro’s Los Angeles refinery to the Los Angeles International Airport. The acquisition price of $500 million included cash of approximately $250 million and the issuance of common and general partner units to Tesoro, valued at approximately $250 million.

Rockies Natural Gas Business Acquisition

On December 2, 2014, the Partnership acquired all of the limited liability company interests of QEPFS for an aggregate purchase price of approximately $2.5 billion in cash (the “Rockies Natural Gas Business Acquisition”). QEPFS is the direct or indirect owner of assets related to, and entities engaged in, natural gas gathering, transportation and processing in or around the Rockies Region and the Bakken Region. TLLP entered into an Agreement and Plan of Merger on April 6, 2015, with TLGP, QEPFS, TLLP Merger Sub LLC (“Merger Sub”), QEPM, and QEP Midstream Partners GP, LLC (“QEPM GP”). In July 2015, TLLP and QEPM completed the transaction, in which the Merger Sub merged with and into QEPM, with QEPM surviving the merger as a wholly-owned subsidiary of TLLP (the “Merger”). QEPM GP remained the general partner of QEPM following the Merger, and all outstanding common units representing limited partnership interests in QEPM other than QEPM Common Units held by QEPFS (the “QEPM Common Units”) were converted into 0.3088 common units representing limited partnership interests in TLLP (the “TLLP Common Units”). The Merger was completed on July 22, 2015, and TLLP issued approximately 7.1 million TLLP Common Units to QEPM unitholders. No fractional TLLP Common Units were issued in the Merger, and holders of QEPM Common Units other than QEPFS received cash in lieu of fractional TLLP Common Units.

At the acquisition date, QEPFS held an approximate 56% limited partner interest in QEPM and 100% of the limited liability company interests of QEPM GP, which itself held a 2% general partner interest and all of the IDRs in QEPM. There was no impact to the purchase price allocation as a result of the Merger.

The acquired assets include natural gas and crude oil gathering and transmission pipelines within the Rockies and Bakken Regions, which are reported in our Gathering segment. Additionally, the acquired assets include four natural gas processing complexes and one fractionation facility, the operations of which are reported in our Processing segment (collectively, the “QEPFS Assets”). All third-party agreements and any contracts associated with these assets were assigned to TLLP for the QEPFS Assets.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Rockies Natural Gas Business Acquisition, we closed a registered public offering of 23 million common units, representing limited partner interests in TLLP (the “October 2014 Equity Offering”) to raise $1.3 billion. Additionally, we completed a private offering of $1.3 billion aggregate principal amount of senior notes (the “Senior Notes Offering”) pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended. We used the proceeds from the October 2014 Equity Offering and Senior Notes Offering to repay amounts outstanding under our existing revolving credit facility with the remainder, including amounts borrowed under the amended revolving credit facility (the “Revolving Credit Facility”), to fund the Rockies Natural Gas Business Acquisition and payment of related fees and expenses. Also we paid $16 million of fees for an alternative financing arrangement, which would have been used to fund borrowings in the event we were not able to finance the Rockies Natural Gas Business Acquisition with equity or debt offerings. Refer to Note 8 for further information on the Senior Notes Offering and expansion of our Revolving Credit Facility, and Note 12 for further information on the October 2014 Equity Offering.

Financial Information

We accounted for the Rockies Natural Gas Business Acquisition using the acquisition method of accounting, which requires, among other things, that assets acquired at their fair values and liabilities assumed be recognized on the balance sheet as of the acquisition date. The purchase price allocation for the Rockies Natural Gas Business Acquisition is final and was allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

During 2015, we recorded measurement period adjustments, which reduced goodwill by $34 million, after obtaining additional information regarding, among other things, asset valuations and liabilities assumed. The amount was not considered material and therefore prior periods have not been revised. The purchase price allocation was finalized during the fourth quarter of 2015.

The fair value of identifiable intangible assets consisting of customer relationships associated with the acquired natural gas processing and gathering operations at the acquisition date in connection with the Rockies Natural Gas Business Acquisition was $1.0 billion with accumulated amortization of $32 million at December 31, 2015. The value for the identified customer relationships consists of cash flows expected from existing contracts and future arrangements from the existing customer base. The amounts and useful lives associated with these customer relationships were finalized within TLLP’s measurement period of the purchase price allocation.

The table below presents the final purchase price allocation (in millions):

December 31, 2015
Cash	$32
Accounts receivable	120
Prepayments and other	3
Property, plant and equipment	1,695
Intangibles	1,008
Goodwill	121
Investment in unconsolidated affiliates	59
Other noncurrent assets	25
Accounts payable	(56)
Other current liabilities	(53)
Other noncurrent liabilities	(5)
Noncontrolling interest	(433)
Total purchase price	$2,516

As a result of the acquisition, we recognized a total of $121 million of goodwill. The purchase price was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities primarily in our processing segment. We completed the allocation of goodwill to our segments in the fourth quarter of fiscal 2015 using the with-and-without approach of the synergy impact to fair value of our reporting units. The allocation of goodwill to our gathering and processing segments was $22 million and $99 million, respectively.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2015 and 2014, we incurred transaction costs of $2 million and $33 million, respectively, related to the Rockies Natural Gas Business Acquisition directly attributable to the transaction. These costs are included in general and administrative expenses and interest and financing costs, net in our combined consolidated statements of operations.

The following unaudited pro forma condensed combined consolidated results of operations for the years ended December 31, 2014 and 2013, are presented as if the Rockies Natural Gas Business Acquisition had been completed on January 1, 2013. The unaudited pro forma financial information below reflects adjustments to exclude $8 million of nonrecurring accelerated amortization of certain QEPFS deferred issuance costs and the $33 million of transaction costs as a result of the Rockies Natural Gas Business Acquisition for the year ended December 31, 2014.

	Years Ended December 31,
	2014 (a)	2013 (a)
	(In millions, except per unit amounts)
Revenues	$936	$689
Net earnings	126	72
Net earnings attributable to partners	106	105

Net earnings per limited partner unit:
Common - basic and diluted	$0.77	$1.23
Subordinated - basic and diluted	$1.13	$1.39
________________

(a)	Does not include the historical results related to Predecessors for the years ended December 31, 2014 and 2013.

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

The following are the results of the West Coast Logistics Assets operations, prior to the West Coast Logistics Assets respective acquisitions’ dates on July 1, 2014 and September 30, 2014, for the years ended December 31, 2014 and 2013. The results of the West Coast Logistics Assets, subsequent to each respective acquisition date, have been included in TLLP’s consolidated results.

	Years Ended December 31,
	2014	2013
	(In millions)
Revenues	$6	$8
Total costs and expenses	(10)	(15)
Net loss	$(4)	$(7)

Tesoro retained any current assets and current liabilities related to the West Coast Logistics Assets as of the dates of acquisition. The only historical balance sheet item that transferred to the Partnership in the acquisition was property, plant and equipment, which was recorded by TLLP at historical cost of $29 million.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

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

The following unaudited pro forma condensed combined consolidated results of operations for the year ended December 31, 2013 are presented as if the Northwest Products System acquisition had been completed on January 1, 2013. The amounts presented below have not been adjusted to include the pro forma results of the Rockies Natural Gas Business Acquisition:

Year Ended December 31, 2013 (a)
(In millions, except per unit amounts)
Revenues	$327
Net earnings	46
Net earnings attributable to partners	84

Net earnings per limited partner unit:
Common - basic	$1.56
Common - diluted	$1.56
Subordinated - basic and diluted	$1.46
________________

(a)	Does not include the historical results related to Predecessors for the year ended December 31, 2013.

NOTE 3 - RELATED-PARTY TRANSACTIONS

Commercial Agreements

The Partnership has various long-term, fee-based commercial agreements with Tesoro, under which we provide pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products.

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

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Each of these agreements has fees that are indexed annually for inflation, with the exception of the Second Amended and Restated Trucking Transportation Services Agreement (High Plains System), which allows for a quarterly rate adjustment based on a comparison of competitive rates. These commercial agreements with Tesoro include:

	Initiation Date	Term	Renewals	Termination Provisions
				Refinery Shutdown Notice Period (a)	Force Majeure
Transportation Services Agreement (High Plains System)	April 2011	10 years	2 x 5 years	12 months	TLLP can declare (unilateral)
Second Amended and Restated Trucking Transportation Services Agreement (High Plains System)	April 2011	5 years	1 x 5 years
Second Amended and Restated Master Terminalling Services Agreement	April 2011	10 years	2 x 5 years
Amended Salt Lake City Storage and Transportation Services Agreement	April 2011	10 years	2 x 5 years
Amorco Terminal Use and Throughput Agreement (Martinez Marine)	April 2012	10 years	2 x 5 years
Amended Anacortes Track Use and Throughput Agreement	November 2012	10 years	2 x 5 years	N/A
Carson Storage Services Agreement	June 2013	10 years	2 x 5 years
Amended and Restated Master Terminalling Services Agreement - Southern California	June 2013	10 years	2 x 5 years
Long Beach Storage Services Agreement	December 2013	10 years	2 x 5 years
Amended Transportation Services Agreement (SoCal Pipelines)	December 2013	10 years	2 x 5 years
Carson Coke Handling Services Agreement	December 2013	10 years	2 x 5 years
Amended and Restated Long Beach Berth Access Use and Throughput Agreement (b)	December 2013	10 years	2 x 5 years
Long Beach Berth Throughput Agreement (b)	December 2013	10 years	2 x 5 years
Long Beach Pipeline Throughput Agreement	December 2013	10 years	2 x 5 years
Terminalling Services Agreement - Nikiski	July 2014	10 years	2 x 5 years
Terminalling Services Agreement - Anacortes	July 2014	10 years	2 x 5 years
Terminalling Services Agreement - Martinez	July 2014	10 years	2 x 5 years
Storage Services Agreement - Anacortes	July 2014	10 years	2 x 5 years
Martinez Dedicated LPG Storage Agreement	July 2014	10 years	2 x 5 years
Tesoro Alaska Pipeline Throughput Agreement	September 2014	10 years	2 x 5 years
Carson II Storage Services Agreement	November 2015	10 years	2 x 5 years
_______________

(a)	Fixed minimum volumes remain in effect during routine turnarounds.

(b)	Agreement gives Tesoro the option to renew for two five-year terms, or Tesoro may modify the term of the agreements to a twenty-year term by providing notice in accordance with each agreement.

We charge fixed fees based on the total storage capacity of our tanks under several of our agreements with Tesoro. We recognized approximately $105 million, $83 million and $28 million of revenue under these agreements where TLLP was considered to be the lessor during the years ended December 31, 2015, 2014 and 2013, respectively. Committed minimum payments for each of the five years following December 31, 2015, are expected to be approximately $169 million.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Third Amended and Restated Omnibus Agreement

The Partnership entered into an omnibus agreement with Tesoro at the closing of our initial public offering (the “Initial Offering”). The agreement has been amended for each of the Acquisitions from Tesoro and was most recently amended on November 12, 2015, in connection with the acquisition of the LA Storage and Handling Assets. The amendment increased the annual administrative fee payable by the Partnership to Tesoro under the Amended Omnibus Agreement to approximately $9 million as of December 31, 2015, for the provision of various general and administrative services, including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, certain insurance coverage, administration and other corporate services. In addition, the Partnership reimburses Tesoro for all other direct or allocated costs and expenses incurred by Tesoro or its affiliates on its behalf.

Under the Amended Omnibus Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro, with the exception of the Los Angeles Terminal Assets Acquisition and Los Angeles Logistics Assets Acquisition, which are covered by the Carson Assets Indemnity Agreement. With respect to assets that we acquired from Tesoro, excluding the Los Angeles Terminal Assets and the Los Angeles Logistics Assets, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of closing. Under the Amended Omnibus Agreement, the aggregate annual deductible for each type of liability (unknown environmental liabilities or title matters) is approximately $1 million, as of December 31, 2015, before we are entitled to indemnification in any calendar year in consideration of the Initial Assets and all subsequent Acquisitions from Tesoro, with the exception of the Los Angeles Terminal Assets Acquisition and the Los Angeles Logistics Assets Acquisition. In addition, with respect to the assets that we acquired from Tesoro, we have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Initial Offering, and the subsequent Acquisitions from Tesoro, and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities. See Note 11 for additional information regarding the Amended Omnibus Agreement.

Anacortes Truck Rack Construction Agreement

The Partnership entered into a construction service agreement (the “Construction Agreement”) with Tesoro, effective July 1, 2014. Under the Construction Agreement, Tesoro constructed a new refined products truck rack at the site of the Partnership’s Anacortes terminal, which was acquired as part of the West Coast Logistics Assets Acquisition. The Partnership paid Tesoro a fee of $22 million, which was reduced from the contractual amount due to delays in the project’s completion. The construction was completed as of October 30, 2015.

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

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Keep-Whole Commodity Fee Agreement

Effective December 2, 2014, following the completion of the Rockies Natural Gas Business Acquisition, we began processing gas for certain producers under “keep-whole” processing agreements. Under a “keep-whole” agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. The operating margin for these contracts is determined by the spread between NGL sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). TLLP entered into a five-year agreement with Tesoro, which transfers the commodity risk exposure associated with these “keep-whole” processing agreements from TLLP to Tesoro (the “Keep-Whole Commodity Agreement”). Under the Keep-Whole Commodity Agreement with Tesoro, Tesoro pays TLLP a processing fee for NGLs related to “keep-whole” agreements and delivers Shrink Gas to the producers on behalf of TLLP. TLLP pays Tesoro a marketing fee in exchange for assuming the commodity risk.

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

Secondment and Logistics Services Agreement

We entered into the Secondment and Logistics Services Agreement (the “Secondment Agreement”) with Tesoro to govern the provision of seconded employees to or from Tesoro, the Partnership, and its subsidiaries, as applicable. The Secondment Agreement also governs the use of certain facilities of the parties by the various entities. The services to be provided by such seconded employees, along with the fees for such services, will be provided on the service schedules attached to the Secondment Agreement. Specialized services and the use of various facilities, along with the fees for such services, will be provided for in service orders to be executed by parties requesting and receiving the service. All fees to be paid pursuant to the Secondment Agreement are indexed for inflation. The total annual fee to the Partnership under the Secondment Agreement is approximately $2 million as of December 31, 2015.

On December 2, 2014, the General Partner and certain of its indirect subsidiaries entered into Amendment No. 1 to the Secondment Agreement (the “Secondment Agreement Amendment”) with Tesoro, pursuant to which these entities joined as parties to the Secondment Agreement dated July 1, 2014, to provide for the secondment of employees to or from those entities and Tesoro.

Summary of Affiliate Transactions

A summary of revenue and expense transactions with Tesoro, including expenses directly charged and allocated to our Predecessors, are as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Revenues	$615	$497	$273
Operating and maintenance expenses	118	95	81
Imbalance settlement gains, net and reimbursements from Tesoro (a)	(42)	(43)	(12)
General and administrative expenses	71	39	20
_______________

(a)
Includes net imbalance settlement gains of $8 million, $17 million and $8 million in the years ended December 31, 2015, 2014 and 2013, respectively. Also includes reimbursements primarily related to pressure testing and repairs and maintenance costs pursuant to the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement of $34 million, $26 million and $4 million in the years ended December 31, 2015, 2014 and 2013, respectively.

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

Distributions. In accordance with our partnership agreement, our limited and general partner interests are entitled to receive quarterly distributions of available cash. We paid quarterly cash distributions to Tesoro, including IDRs, totaling $148 million, $87 million and $44 million in 2015, 2014 and 2013, respectively. On January 20, 2016, we declared a quarterly cash distribution of $0.7800 per unit based on the results of the fourth quarter of 2015, of which $50 million was paid to Tesoro on February 12, 2016.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NET EARNINGS PER UNIT

The calculation of net earnings per unit is as follows (in millions, except unit and per unit amounts):

	Years Ended December 31,
	2015	2014	2013
Net earnings	$275	$79	$24
Net earnings attributable to noncontrolling interest	(20)	(3)	—
Special allocation of net earnings (“Special Allocation”) (a)	—	7	—
Net earnings, excluding noncontrolling interest (b)	255	83	24
General partner’s distributions	(6)	(5)	(2)
General partner’s IDRs (c)	(69)	(41)	(11)
Limited partners’ distributions on common units	(259)	(157)	(71)
Limited partner’s distributions on subordinated units (d)	—	(14)	(32)
Distributions greater than earnings	$(79)	$(134)	$(92)
General partner’s earnings:
Distributions	$6	$5	$2
General partners IDRs (c)	69	41	11
Allocation of distributions greater than earnings (b)	(18)	(26)	(57)
Total general partner’s earnings (loss)	$57	$20	$(44)
Limited partners’ earnings on common units:
Distributions	$259	$157	$71
Special Allocation	—	(7)	—
Allocation of distributions greater than earnings	(61)	(98)	(23)
Total limited partners’ earnings on common units	$198	$52	$48
Limited partner’s earnings on subordinated units (d):
Distributions	$—	$14	$32
Allocation of distributions greater than earnings	—	(10)	(12)
Total limited partner’s earnings on subordinated units	$—	$4	$20
Weighted average limited partner units outstanding:
Common units - basic	84.7	54.2	31.5
Common unit equivalents	0.1	—	0.1
Common units - diluted	84.8	54.2	31.6
Subordinated units - basic and diluted (d)	—	5.6	15.3
Net earnings per limited partner unit:
Common - basic	$2.33	$0.96	$1.48
Common - diluted	$2.33	$0.96	$1.47
Subordinated - basic and diluted	$—	$0.62	$1.35
________________

(a)
Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions fully allocated to the general partner and any special allocations. The adjustment reflects the special allocation to TLLP common unitholders for the premium paid in connection with the redemption of the senior notes during the year ended December 31, 2014.

(b)
In April 2015, the FASB issued ASU 2015-06 concerning historical earnings per unit for master limited partnership drop down transactions. We have revised the historical allocation of general partner earnings to include the Predecessor losses TLLP recognized of $17 million, $23 million, and $56 million during the years ended December 31, 2015, 2014, and 2013. See Note 1 for additional information on the new guidance.

(c)
IDRs entitle the general partner to receive increasing percentages, up to 50%, of quarterly distributions in excess of $0.388125 per unit per quarter. The amount above reflects earnings distributed to our general partner net of $10 million of IDRs for the year ended December 31, 2015, waved by TLGP in connection with the Rockies Natural Gas Business Acquisition. See Note 12 for further discussion related to IDRs.

(d)
On May 16, 2014, the subordinated units were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. Distributions and the Partnership’s net earnings were allocated to the subordinated units through May 15, 2014.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

See Note 1 for the method and policies related to the calculation of net earnings per unit. Following payment of the cash distribution for the first quarter of 2014 and the attainment of necessary approvals, the requirements for the conversion of all subordinated units were satisfied under the partnership agreement. The Partnership’s net earnings was allocated to the general partner and the limited partners, including the holders of the subordinated units through May 15, 2014, in accordance with our partnership agreement. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, were as follows (in millions):

	December 31,
	2015	2014
Gathering	$1,700	$1,507
Processing	565	539
Terminalling and Transportation	1,582	1,517
Other	—	27
Property, Plant and Equipment, at Cost	3,847	3,590
Accumulated depreciation	(397)	(247)
Net Property, Plant and Equipment	$3,450	$3,343

NOTE 6 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

We do not consolidate any of the assets or liabilities of our equity investees. Our share of net earnings or loss will increase or decrease, as applicable, the carrying value of our investments in unconsolidated affiliates.

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

Uintah Basin Field Services, L.L.C.

UBFS, in which we acquired a 38% interest in connection with the Rockies Natural Gas Business Acquisition, is a joint venture between us, Discovery Natural Resources LLC, and Ute Energy Midstream Holdings, LLC (“Ute Energy”) that was originally formed to allow the partners to jointly develop the natural gas gathering infrastructure within a defined area of mutual interest located in the southeastern Uinta Basin. The gathering system is supported by long-term, fee-based gas gathering agreements that contain firm throughput commitments, which generate fees whether or not the capacity is used, and is operated by us. Our investment in UBFS totaled $18 million at both December 31, 2015 and 2014. The carrying amount of our investment in UBFS exceeded the underlying equity in net assets by $8 million at December 31, 2015. The basis difference is being amortized over the useful life of the underlying fixed assets.

Three Rivers Gathering, L.L.C.

We own a 50% interest in TRG located in the southeastern Uinta Basin. TRG was formed with Ute Energy to transport natural gas gathered by UBFS and other third-party volumes to gas processing facilities. The Three Rivers Gathering system is primarily supported by long-term, fee-based gas gathering agreements with minimum volume commitments. Our investment in TRG totaled $41 million and $39 million at December 31, 2015 and 2014, respectively. The carrying amount of our investment in TRG exceeded the underlying equity in net assets by $17 million at December 31, 2015. The basis difference is being amortized over the useful life of the underlying fixed assets.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	December 31,
	2015	2014
Legal	$21	$21
Accrued environmental liabilities	21	13
Other	17	34
Total Other Current Liabilities	$59	$68

NOTE 8 - DEBT

Our total debt was comprised of the following (in millions):

	December 31,
	2015	2014
Revolving Credit Facility	$305	$260
Term Loan Facility	250	—
5.500% Senior Notes due 2019	500	500
5.875% Senior Notes due 2020 (a)	470	470
6.125% Senior Notes due 2021	550	550
6.250% Senior Notes due 2022	800	800
Capital lease obligations	8	8
Total Debt	2,883	2,588
Unamortized issuance costs (b)	(39)	(44)
Current maturities	—	—
Debt, less current maturities	$2,844	$2,544
____________

(a)	Unamortized premium of $4 million and $5 million associated with these senior notes are included in unamortized issuance costs at December 31, 2015 and 2014, respectively.

(b)	The Company adopted ASU 2015-03 in the first quarter of 2015 and applied changes retrospectively to the prior period presented. See Note 1 for further discussion.

The aggregate maturities of our debt, including the principal payments of our capital lease obligations, for each of the five years following December 31, 2015 are immaterial in 2016, 2017 and 2018, $806 million in 2019, and $720 million in 2020.

Debt Issuance Costs

We defer debt issuance costs related to our credit agreements and senior notes and amortize the costs over the terms of each instrument using the effective interest method. Amortization of deferred issuance costs, which is included in interest and financing costs, was $8 million, $6 million and $2 million in the years ended December 31, 2015, 2014 and 2013, respectively. We reassess the carrying value of debt issuance costs when modifications are made to the related debt instruments.

Revolving Credit Facility and Dropdown Credit Facility

We amended our Revolving Credit Facility on December 2, 2014, in connection with the Rockies Natural Gas Business Acquisition. Our Revolving Credit Facility provided for total loan availability of $900 million as of December 31, 2015, and we are allowed to request that the loan availability be increased up to an aggregate of $1.5 billion, subject to receiving increased commitments from the lenders. Our Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our consolidated subsidiaries, with the exception of Rendezvous Gas, and secured by substantially all of our assets. Borrowings are available under the Revolving Credit Facility up to the total loan availability of the facility. We had $305 million borrowings outstanding under the Revolving Credit Facility, resulting in a total unused loan availability of $595 million or 66% of the borrowing capacity as of December 31, 2015. The weighted average interest rate for borrowings under our Revolving Credit Facility was 2.92% at December 31, 2015. The Revolving Credit Facility is scheduled to mature on December 2, 2019.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, our Revolving Credit Facility was subject to the following:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Revolving Credit Facility (a)	0.43%	2.50%	3.50%	1.50%	0.50%
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

On January 29, 2016, we amended our existing secured Revolving Credit Facility. As a result of the amendment, we decreased the aggregate available facility limit from $900 million to $600 million and improved terms relating to pricing and financial covenants. Additionally on January 29, 2016, we syndicated a new $1.0 billion secured credit facility (“Dropdown Credit Facility”). The primary use of proceeds under this facility will be to fund asset acquisitions. The terms, covenants and restrictions under this facility are substantially the same with our amended secured Revolving Credit Facility.
The secured Revolving Credit Facility and the secured Dropdown Credit Facility ratably share collateral comprised primarily of our property, plant and equipment and both facilities mature on January 29, 2021. In addition, upon an upgrade of our corporate family rating to investment grade, certain covenants and restrictions under each facility will automatically be eliminated or improved.
Covenants. Our secured Revolving Credit Facility and the secured Dropdown Credit Facility, and senior notes contain certain covenants that may, among other things, limit or restrict our ability (as well as those of our subsidiaries) to:

•	incur additional indebtedness and incur liens on assets to secure certain debt;

•	pay and make certain restricted payments;

•	make distributions from its subsidiaries;

•	dispose of assets in excess of an annual threshold amount;

•	in the case of our Revolving Credit Facility, make certain amendments, modifications or supplements to organization documents and material contracts;

•	in the case of the our Revolving Credit Facility, engage in certain business activities;

•	engage in certain mergers or consolidations and transfers of assets; and

•	enter into non-arm’s-length transactions with affiliates.

Term Loan

Unsecured Term Loan Facility. We entered into the Unsecured Term Loan Facility on November 12, 2015. The Unsecured Term Loan Facility allowed us to borrow up to an aggregate of $250 million, which we used to fund a portion of the LA Storage and Handling Assets from Tesoro. The Unsecured Term Loan Facility matures December 3, 2020 and may be repaid at any time, but amounts may not be re-borrowed. There were no payments on the borrowings under the Unsecured Term Loan Facility during the year ended December 31, 2015. The borrowings under our Unsecured Term Loan Facility incurred interest at a rate of 3.10% as of December 31, 2015, based on the following expense and fee schedule:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin
Unsecured Term Loan Facility ($250 million) (b)	0.35%	2.75%	3.50%	1.75%
____________

(b)
We can elect the interest rate to apply to the Unsecured Term Loan Facility between a base rate plus the base rate margin, or a Eurodollar rate, for the applicable term, plus the Eurodollar margin at the time of borrowing.

The Unsecured Term Loan Facility contains affirmative and negative covenants, representations and warranties and events of default substantially similar to those set forth in the Revolving Credit Facility. There are no maintenance financial covenants associated with the Unsecured Term Loan Facility.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

On February 3, 2016, we repaid the full amount of the Unsecured Term Loan Facility, including accrued interest, with proceeds drawn from the Dropdown Credit Facility. All commitments under the Unsecured Term Loan Facility were terminated effective with the repayment.

Senior Notes

5.500% Senior Notes due 2019. In October 2014, we completed a private offering of $1.3 billion aggregate principal amount of senior notes pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Senior Notes Offering”). The Senior Notes Offering consisted of $500 million of 5.500% Senior Notes due in 2019 and $800 million of 6.250% Senior Notes due in 2022. The proceeds from the 2019 Notes were used to repay amounts outstanding under our Revolving Credit Facility related to the West Coast Logistics Assets Acquisition. The remaining net proceeds from the 2019 Notes were used in conjunction with the net proceeds from the 2022 Notes and the October 2014 Equity Offering to fund the Rockies Natural Gas Business Acquisition.

The 2019 Notes have no sinking fund requirements. We may redeem some or all of the 2019 Notes prior to September 15, 2019, at a make-whole price, and at par thereafter, plus accrued and unpaid interest. The 2019 Notes are unsecured and guaranteed by all of our consolidated subsidiaries, with the exception of Rendezvous Gas and Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

We agreed to complete a registered exchange offer to exchange the 2019 Notes for debt securities with substantially identical terms within 18 months of the closing date of the Senior Notes Offering.

5.875% Senior Notes due 2020. On December 17, 2013, we completed a private offering of $250 million aggregate principal amount of the 5.875% Senior Notes due 2020 (the “December 2013 Debt Offering”) pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The December 2013 Debt Offering was issued under the Indenture governing the $350 million of our 5.875% Senior Notes due 2020 issued on September 14, 2012 (the “September 2012 Debt Offering”) and has the same terms as the September 2012 Debt Offering. The December 2013 Debt Offering was issued at 102.25% of face value for an effective rate of 5.334%. The proceeds of the December 2013 Debt Offering were used to repay the amounts outstanding under our Revolving Credit Facility, which were used to fund a portion of the Los Angeles Logistics Assets Acquisition, to pay for the fees and expenses related to the December 2013 Debt Offering and for general partnership purposes.

The 2020 Notes have no sinking fund requirements. We may redeem some or all of the 2020 Notes, prior to October 1, 2016, at a make-whole price plus accrued and unpaid interest. On or after October 1, 2016, the 2020 Notes may be redeemed at premiums equal to 2.938% through October 1, 2017; 1.469% from October 1, 2017 through October 1, 2018; and at par thereafter, plus accrued and unpaid interest. The 2020 Notes are unsecured and guaranteed by all of our subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and any subsidiaries acquired with the Rockies Natural Gas Business Acquisition, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

In August 2014, we completed a public offering of 2.1 million common units representing limited partner interests, at a price of $67.47 per unit (the “August 2014 Equity Offering”). We used the net proceeds of $142 million from the August 2014 Equity Offering for the redemption of $130 million of the Senior Notes due 2020, and to pay accrued interest and premiums of $4 million and $7 million, respectively. TLGP reimbursed the payment of premiums, which was reflected as a contribution by TLGP as it relates to its ownership of our common units. The $7 million of premiums and $3 million of expenses of unamortized debt issuance costs were included in interest and financing costs, net.

Registration Rights Agreement and Exchange Offer. In July 2014, we completed an offer to exchange $250 million of our unregistered Senior Notes due 2020 from the December 2013 Debt Offering for an equal principal amount of 5.875% Senior Notes due 2020 (the “Exchange Note”) that were registered under the Securities Act of 1933, as amended. The terms of the Exchange Note are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the unregistered note for which it was exchanged, except that the Exchange Note generally is not subject to transfer restrictions. The exchange offer fulfills all of the requirements of the Registration Rights Agreement for the unregistered note.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

6.125% Senior Notes due 2021. We completed a private offering of $550 million aggregate principal amount of the 6.125% Senior Notes due 2021 in August 2013. The proceeds of this offering were used to repay the amounts outstanding under our Revolving Credit Facility, which were used to fund a significant portion of the Los Angeles Terminal Assets Acquisition, and to pay a portion of the fees and expenses related to the offering of the 2021 Notes.

The 2021 Notes have no sinking fund requirements. We may redeem some or all of the 2021 Notes, prior to October 15, 2016, at a make-whole price plus accrued and unpaid interest, if any. On or after October 15, 2016, the 2021 Notes may be redeemed at premiums equal to 4.594% through October 15, 2017; 3.063% from October 15, 2017 through October 15, 2018; 1.531% from October 15, 2018 through October 15, 2019; and at par thereafter, plus accrued and unpaid interest. We will have the right to redeem up to 35% of the aggregate principal amount at 106.125% of face value with proceeds from certain equity issuances through October 15, 2016. The 2021 Notes are unsecured and guaranteed by all of our subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer and any subsidiaries acquired with the Rockies Natural Gas Business Acquisition, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

6.250% Senior Notes due 2022. In connection with the Senior Notes Offering in October 2014, we issued $800 million of 6.250% Senior Notes due in 2022. The proceeds from the 2022 Notes were used to fund a portion of the Rockies Natural Gas Business acquisition.

The 2022 Senior Notes have no sinking fund requirements. We may redeem some or all of the 2022 Notes prior to October 15, 2018, at a make-whole price, plus any accrued and unpaid interest. On or after October 15, 2018, the 2022 Notes may be redeemed at premiums equal to 3.125% through October 15, 2019; 1.563% from October 15, 2019 through October 15, 2020; and at par thereafter, plus accrued and unpaid interest. We will have the right to redeem up to 35% of the aggregate principal amount at 106.25% of face value with proceeds from certain equity issuances through October 15, 2017. The 2022 Notes are unsecured and guaranteed by all of our consolidated subsidiaries, with the exception of Rendezvous Gas and Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

We agreed to complete a registered exchange offer to exchange the 2022 Notes for debt securities with substantially identical terms within 18 months of the closing date of the Senior Notes Offering.

Capital Lease Obligations

Our capital lease obligations relate to two leases of facilities used for trucking operations in North Dakota with initial terms of 15 years, with five-year renewal options and a right of way with an initial term of 31 years. The total cost of assets under capital leases was $9 million for both December 31, 2015 and 2014 and accumulated amortization was $2 million and $1 million at December 31, 2015 and 2014, respectively. We include the amortization of the cost of assets under capital leases in depreciation and amortization expenses in our combined consolidated statements of operations.

Future minimum annual lease payments, including interest for the capital lease were (in millions):

December 31, 2015
2016	$1
2017	1
2018	1
2019	1
2020	1
Thereafter	7
Total minimum lease payments	12
Less amount representing interest	(4)
Capital lease obligations	$8

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Tesoro accounted for 55%, 83% and 87% of our total revenues in the years ended December 31, 2015, 2014 and 2013, respectively. No revenue was recorded for the Predecessors for transactions with Tesoro in the Terminalling and Transportation segment, except for the RCA tariffs charged to Tesoro on the refined products pipeline included in the acquisition of the West Coast Logistics Assets. QEP Resources accounted for 16% of our total revenues in the year ended December 31, 2015.

NOTE 10 - BENEFIT PLANS

Employees supporting our operations participate in the benefit plans and the employee thrift plan of Tesoro. Tesoro allocates expense to the Partnership for costs associated with the benefit plans based on the salaries of Tesoro’s employees that provide services to the Partnership as a percentage of total Tesoro salaries. The Predecessors were allocated expenses for costs associated with the benefit plans primarily based on the percentage of the Predecessors’ allocated salaries compared to Tesoro’s total salaries. Our portion of our Sponsor’s employee benefit plan expenses was $23 million, $14 million and $9 million for the years ended December 31, 2015, 2014 and 2013, respectively. These employee benefit plan expenses and the related payroll costs are included in operating and maintenance expenses and general and administrative expenses in our combined consolidated statements of operations and include amounts allocated to the Predecessors.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases, Purchase Obligations and Other Commitments

Future minimum annual payments applicable to all non-cancellable operating leases and purchase obligations as of December 31, 2015, are as follows (in millions):

	Payments Due by Period
	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$12	$10	$9	$8	$7	$63	$109
Purchase obligations	85	84	84	84	84	61	482
Total	$97	$94	$93	$92	$91	$124	$591

We have various cancellable and non-cancellable operating leases related to land, trucks, terminals, right-of-way permits and other operating facilities. In general, these leases have remaining primary terms up to 20 years and typically contain multiple renewal options. Total lease expense for all operating leases, including leases with a term of one month or less, was $10 million, $8 million and $6 million for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 8 for information related to our capital leases. See Note 3 for a discussion of revenue recognized under agreements where TLLP is considered the lessor.

Our purchase obligations include enforceable and legally binding service agreement commitments that meet any of the following criteria: (1) they are non-cancellable, (2) we would incur a penalty if the agreement was canceled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If we can unilaterally terminate the agreement simply by providing a certain number of days’ notice or by paying a termination fee, we have included the termination fee or the amount that would be paid over the notice period. Contracts that can be unilaterally terminated without a penalty are not included. Future purchase obligations primarily include fixed charges under the Amended Omnibus Agreement and the Secondment Agreement Amendment. Our Amended Omnibus Agreement remains in effect between the applicable parties until a change in control of the Partnership. As we are unable to estimate the termination of the omnibus agreement, we have included the fees for each of the five years following December 31, 2015 for the Amended Omnibus Agreement for disclosure purposes in the table above. Total expense under these service agreements was $175 million, $117 million and $56 million for the years ended December 31, 2015, 2014 and 2013, respectively. In addition to these purchase commitments, we also have minimum contractual capital spending commitments for approximately $53 million in 2016.

Indemnification

Under the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Under the Amended Omnibus Agreement, with respect to assets that we acquired from Tesoro, excluding the Los Angeles Terminal Assets and the Los Angeles Logistics Assets, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of closing. Under the Amended Omnibus Agreement, the aggregate annual deductible for each type of liability (unknown environmental liabilities or title matters) is approximately $1 million, as of December 31, 2015, before we are entitled to indemnification in any calendar year in consideration of the Initial Assets and all subsequent Acquisitions from Tesoro, with the exception of the Los Angeles Terminal Assets Acquisition and the Los Angeles Logistics Assets Acquisition. In addition, with respect to the assets that we acquired from Tesoro, we have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Initial Offering, and the subsequent Acquisitions from Tesoro, and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities.

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

Other Contingencies

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

Environmental Liabilities

Changes in our environmental liabilities for the years ended December 31, 2015 and 2014, were as follows (in millions):

	Tioga Crude Oil Pipeline Release	Other Liabilities	Total
Balance at December 31, 2014	$25	$7	$32
Additions	24	1	25
Expenditures	(22)	(2)	(24)
Balance at December 31, 2015	$27	$6	$33

Tioga, North Dakota Crude Oil Pipeline Release. In September 2013, the Partnership responded to the release of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted to restore the site for agricultural use. We accrued an additional $24 million during the year ended December 31, 2015 to reflect improved scope definition and estimates, which resulted in an increase in the total estimated cost associated with the project. This incident was covered by our pollution liability insurance policy, subject to a $1 million deductible and a $25 million loss limit in place at that time. Pursuant to this policy, there were no insurance recovery receivables related to the Crude Oil Pipeline Release at December 31, 2015, and $18 million at December 31, 2014. The estimated remediation costs of $66 million exceeded our policy loss limit by $41 million as of December 31, 2015. We received insurance proceeds of $18 million and $7 million in reimbursement of costs incurred during the years ended December 31, 2015 and 2014, respectively.

Costs to comply with a safety order related to the Crude Oil Pipeline Release issued by the Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation (“PHMSA”) are not expected to have a material adverse effect on our liquidity, financial position, or results of operations.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Chevron Diesel Pipeline Release. On March 18, 2013, Chevron detected and responded to the release of diesel fuel (the “Diesel Pipeline Release”) that occurred near Willard, Utah on the Northwest Products System. As a result of this release, a Corrective Action Order (the “CAO”) was issued on March 22, 2013 by PHMSA. Chevron retained financial and operational responsibility to remediate the site of the Diesel Pipeline Release, including the payment of any monetary fines and penalties assessed by any government authority arising from this incident, prior to and subsequent to the date of acquisition until June 19, 2015. On March 6, 2015, PHMSA issued a closure letter indicating that we complied with all the terms of the CAO and that no further action is required. We have recognized $4 million and $6 million in environmental remediation liabilities at December 31, 2015 and 2014, respectively, representing our best estimate of liabilities remaining for all assets acquired from Chevron.

Legal

Questar Gas Company v. QEP Field Services Company. Prior to Rockies Natural Gas Business Acquisition, QEPFS’ former affiliate, Questar Gas Company (“QGC”) and its affiliate Wexpro, filed a complaint on May 1, 2012, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, and an accounting and declaratory judgment related to a 1993 gathering agreement (the “1993 Agreement”) executed when the parties were affiliates. Tesoro Logistics has agreed to indemnify QEPFSC for this claim under the acquisition agreement for QEPFS. Under the 1993 Agreement, certain of Tesoro Logistics’ systems provide gathering services to QGC charging an annual gathering rate, which is based on the cost of service calculation. QGC is disputing the annual calculation of the gathering rate, which has been calculated in the same manner since 1998, without objection by QGC. QGC continues to net disputed amounts from its monthly payments of the gathering fees, which were $20 million at December 31, 2015. In December 2014, the trial court granted a partial summary judgment in favor of QGC on the issues of the appropriate methodology for certain of the cost of service calculations. As a result of the summary judgment, the Partnership assumed a $21 million liability for estimated damages in excess of the amount QGC has netted for disputed amounts. Issues regarding other calculations, the amount of damages and certain counterclaims in the litigation remain open pending a trial on the merits. We believe the outcome of this matter will not have a material impact on our liquidity, financial position, or results of operations.

XTO Energy Inc. v. QEP Field Services Company. Prior to the Rockies Natural Gas Business Acquisition, XTO filed a complaint against QEPFS on January 30, 2014, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment and an accounting related to a 2010 gas processing agreement (the “XTO Agreement”). Tesoro Logistics processes XTO’s natural gas on a firm basis under the XTO Agreement. The XTO Agreement requires Tesoro Logistics to transport, fractionate and market XTO’s natural gas liquids derived from XTO’s processed gas. XTO is seeking monetary damages related to Tesoro Logistics allocation of charges related to XTO’s share of natural gas liquid transportation, fractionation and marketing costs associated with shortfalls in contractual firm processing volumes. XTO has also withheld payments for amounts unrelated to the allocation of charges they have challenged. While we cannot currently estimate the final amount or timing of the resolution of this matter, we believe the outcome will not have a material impact on our liquidity, financial position, or results of operations.

On October 7, 2015, we received an offer to settle a Notice of Violation (“NOV”) from the North Dakota Department of Health (“NDDOH”). The NOV was issued on March 21, 2015, and alleges violations of water pollution regulations as a result of a release of crude oil that occurred near Tioga, North Dakota on our gather and transportation pipeline system in September 2013. While we are currently negotiating a settlement with NDDOH, we cannot currently estimate the timing of the resolution of this matter. The ultimate resolution of this matter will not have a material impact on our liquidity, financial position, or results of operations.

Other than described above, we do not have any other material outstanding lawsuits, administrative proceedings or governmental investigations.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - EQUITY

We had 61,033,211 common public units outstanding as of December 31, 2015. Additionally, Tesoro owned 32,445,115 of our common units, and 1,900,515 of our general partner units (the 2% general partner interest) as of December 31, 2015, which together constitutes a 36% ownership interest in us.

Subordinated Unit Conversion

Following payment of the cash distribution for the first quarter of 2014 and the attainment of necessary approvals, the requirements for the conversion of all subordinated units were satisfied under the partnership agreement. As a result, effective May 16, 2014, 15.3 million subordinated units were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. The conversion of the subordinated units did not impact the amount of cash distributions paid by the Partnership or the total number of its outstanding units.

ATM Program

On June 25, 2014, we filed a prospectus supplement to our shelf registration statement filed with the SEC in 2012, authorizing the continuous issuance of up to an aggregate of $200 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “2014 ATM Program”). The 2014 ATM Program expired during the second quarter of 2015. During the year ended December 31, 2015, we issued an aggregate of 819,513 common units under our 2014 ATM Program, generating proceeds of approximately $46 million before issuance costs. The net proceeds from sales under the 2014 ATM Program were used for general partnership purposes, which included debt repayment, future acquisitions, capital expenditures and additions to working capital.

On August 24, 2015, we filed a prospectus supplement to our shelf registration statement filed with the Securities and Exchange Commission on August 6, 2015, authorizing the continuous issuance of up to an aggregate of $750 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “2015 ATM Program”). During the year ended December 31, 2015, we issued an aggregate of 1,137,533 common units under our 2015 ATM Program, generating proceeds of approximately $59 million before issuance costs. The net proceeds from sales under the 2015 ATM Program were used for general partnership purposes, which included debt repayment, future acquisitions, capital expenditures and additions to working capital.

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

Allocations of Net Earnings

Our partnership agreement contains provisions for the allocation of net earnings and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss will be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions fully allocated to the general partner and any special allocations.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allocation of the general partner’s interest in net earnings (in millions, except percentage of ownership interest):

	Years Ended December 31,
	2015	2014	2013
Net earnings attributable to partners	$272	$99	$80
General partner’s IDRs	(69)	(41)	(11)
Special Allocation	—	7	—
Net earnings available to partners	$203	$65	$69
General partner’s ownership interest	2.0%	2.0%	2.0%
General partner’s allocated interest in net earnings	$5	$2	$1
General partner’s IDRs	69	41	11
Allocation of Predecessor impact to general partner interest	(17)	(23)	(56)
Total general partner’s interest in net earnings (loss)	$57	$20	$(44)

The table below summarizes the changes in the number of units outstanding through December 31, 2015 (in million units).

	Common	Subordinated	General Partner	Total
Balance at December 31, 2012	20.5	15.3	0.7	36.5
Issuance in January 2013 used primarily to fund Northwest Products Acquisition	9.8	—	0.2	10.0
Issuance in June 2013 in connection with LA Terminal Assets Acquisition	1.4	—	—	1.4
Issuance in November 2013 to fund the LA Logistics Assets Acquisition	6.3	—	—	6.3
Issuance in December 2013 in connection with LA Logistics Assets Acquisition	1.1	—	0.2	1.3
Balance at December 31, 2013	39.1	15.3	1.1	55.5
Issuances under ATM Program	0.2	—	—	0.2
Conversion in May 2014 of Tesoro’s subordinated units to common units	15.3	(15.3)	—	—
Issuance in July 2014 in connection with the West Coast Logistics Assets acquisition	0.3	—	—	0.3
Issuance in August 2014 used primarily to redeem a portion of our 5.875% Senior Notes due 2020	2.1	—	—	2.1
Issuance in October 2014 to fund the Rockies Natural Gas Business Acquisition	23.0	—	0.5	23.5
Unit-based compensation awards	0.1	—	—	0.1
Balance at December 31, 2014	80.1	—	1.6	81.7
Issuances under ATM Program	1.9	—	—	1.9
Issuance in July 2015 to effect the QEPM Merger (a)	7.1	—	—	7.1
Issuance in November 2015 in connection with the LA Storage and Handling Assets acquisition (b)	4.3	—	0.3	4.6
Unit-based compensation awards	0.1	—	—	0.1
Balance at December 31, 2015	93.5	—	1.9	95.4
_______________

(a)	On July 22, 2015, we issued common units to QEPM unitholders upon completion of the Merger discussed in Note 2.

(b)	On November 12, 2015, we issued common units to Tesoro and TLGP in connection with the completion of the LA Storage and Handling Assets discussed in Note 2.

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
Cash distributions

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partner unitholders and general partner will receive. In accordance with our partnership agreement, on January 20, 2016, we declared a quarterly cash distribution, based on the results of the fourth quarter of 2015, totaling $98 million, or $0.7800 per limited partner unit. This distribution was paid on February 12, 2016 to unitholders of record on February 2, 2016.

The allocation of total quarterly cash distributions to general and limited partners is as follows for the years ended December 31, 2015, 2014 and 2013 (in millions). Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions are earned.

	Years Ended December 31,
	2015	2014	2013
General partner’s distributions:
General partner’s distributions	$6	$5	$2
General partner’s IDRs (a)	69	41	11
Total general partner’s distributions	$75	$46	$13

Limited partners’ distributions:
Common	$259	$157	$71
Subordinated	—	14	32
Total limited partners’ distributions	259	171	103
Total Cash Distributions	$334	$217	$116
____________

(a)	In connection with the Rockies Natural Gas Business Acquisition, our general partner waived its right to $10 million of general partner distributions with respect to IDRs during 2015.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash activities includes interest paid, net of capitalized interest, of $137 million, $73 million and $23 million for the years ended December 31, 2015, 2014 and 2013, respectively. Supplemental disclosure of non-cash activities is as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Assets received for deposit paid in prior period	$—	$—	$40
Capital expenditures included in accounts payable at period end	32	62	12
Capital leases and other	—	4	5
Predecessors’ net liabilities not assumed by Tesoro Logistics LP	3	1	15
Receivable from affiliate for capital expenditures	6	3	1

NOTE 14 - OPERATING SEGMENTS

Our revenues are derived from three operating segments: Gathering, Processing, and Terminalling and Transportation. In 2014, we introduced a new reporting segment (Processing) for the processing assets acquired in the Rockies Natural Gas Business Acquisition. In addition we modified our previous Crude Oil Gathering segment to encompass all gathering operations, including the natural gas transmission assets acquired in the Rockies Natural Gas Business Acquisition. See Note 1 for a description of our operating segments and assets.

Our revenues are generated from commercial agreements we have entered into with Tesoro, under which Tesoro pays us fees, and from third-party contracts for gathering crude oil and natural gas, processing natural gas and distributing, transporting and storing crude oil, refined products, natural gas and NGLs. The commercial agreements with Tesoro are described in Note 3. We do not have any foreign operations.

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

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Segment information relating to continuing operations is as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Revenues
Gathering:
Affiliate	$89	$105	$88
Third-party	250	30	2
Total Gathering	339	135	90
Processing:
Affiliate	96	7	—
Third-party	182	16	—
Total Processing	278	23	—
Terminalling and Transportation:
Affiliate (a)	430	385	185
Third-party	65	57	38
Total Terminalling and Transportation	495	442	223
Total Segment Revenues	$1,112	$600	$313
Segment Operating Income
Gathering	$142	$47	$34
Processing	105	6	—
Terminalling and Transportation	226	173	46
Total Segment Operating Income	473	226	80
Unallocated general and administrative expenses	(54)	(39)	(17)
Interest and financing costs, net	(150)	(109)	(39)
Equity in earnings of unconsolidated affiliates	7	1	—
Earnings Before Income Taxes	$276	$79	$24

Capital Expenditures
Gathering	$213	$156	$52
Processing	15	4	—
Terminalling and Transportation	68	90	34
Total Capital Expenditures	$296	$250	$86
____________

(a)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition, except for the RCA tariffs charged to Tesoro on the refined products pipeline included in the acquisition of the West Coast Logistics Assets.

Total identifiable assets by operating segment were as follows (in millions):

	December 31,
	2015	2014
Identifiable Assets
Gathering	$1,850	$1,694
Processing	1,619	1,612
Terminalling and Transportation	1,402	1,389
Other	21	107
Total Identifiable Assets	$4,892	$4,802

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters
	First	Second	Third	Fourth	Total Year
2015	(In millions, except per unit amounts)
Total revenues	$263	$275	$282	$292	$1,112
Operating and maintenance expenses	98	110	112	131	451
Operating income	104	105	106	104	419
Net earnings	70	68	71	66	275
Limited partners’ interest in net earnings	50	50	53	46	199
Net earnings per limited partner unit (a):
Common - basic	$0.63	$0.60	$0.62	$0.49	$2.33
Common - diluted	$0.63	$0.60	$0.62	$0.49	$2.33
2014
Total revenues	$127	$133	$150	$190	$600
Operating and maintenance expenses	58	67	77	106	308
Operating income	55	44	56	32	187
Net earnings (loss)	37	27	28	(13)	79
Limited partners’ interest in net earnings (loss)	35	26	20	(25)	56
Net earnings (loss) per limited partner unit (a):
Common - basic	$0.64	$0.45	$0.33	$(0.34)	$0.96
Common - diluted	$0.64	$0.45	$0.33	$(0.34)	$0.96
Subordinated - basic and diluted	$0.64	$0.45	$—	$—	$0.62
____________

(a)	The sum of four quarters may not equal annual results due to rounding or the quarterly number of shares outstanding.

NOTE 16 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Logistics LP (the “Parent”), subsidiary guarantors and non-guarantors are presented below. QEPFS, our wholly-owned subsidiary acquired on December 2, 2014, and certain of its subsidiaries were elected guarantors of these obligations in January 2015. As of December 31, 2015, TLLP and certain subsidiary guarantors have fully and unconditionally guaranteed our registered 2020 Senior Notes and 2021 Senior Notes. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information, which should be read in conjunction with the accompanying combined consolidated financial statements and notes thereto. The December 31, 2014 balance sheet has been adjusted to conform to the guarantor structure as of December 31, 2015, and now includes QEPM and Green River Processing, LLC within the guarantor subsidiaries column as a result of the Merger. This information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of the Partnership’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are wholly-owned and are jointly and severally liable for TLLP’s outstanding senior notes. The separate condensed consolidating financial information is presented using the equity method of accounting for investments in subsidiaries. Intercompany transactions between subsidiaries are presented gross and eliminated in the consolidating adjustments column.

The parent company of the Partnership has no independent assets or operations and, prior to the Rockies Natural Gas Business Acquisition, the Partnership’s operations were only conducted by wholly-owned guarantor subsidiaries, other than Tesoro Logistics Finance Corp., an indirect wholly-owned subsidiary of the Partnership whose sole purpose is to act as co-issuer of any debt securities. The guarantees are full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture. There were no significant restrictions on the ability of the Partnership or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of the Partnership or its guarantors represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act. As a result, we have not provided condensed consolidating financial information for the year ended December 31, 2013.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
for the Year Ended December 31, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Consolidating Adjustments	Consolidated
Revenues
Affiliate	$—	$615	$28	$(28)	$615
Third-party	—	492	5	—	497
Total Revenues	—	1,107	33	(28)	1,112
Costs and Expenses
Operating and maintenance expenses	15	463	1	(28)	451
Imbalance settlement gains, net and reimbursements	—	(40)	—	—	(40)
General and administrative expenses	29	73	—	—	102
Depreciation and amortization expenses	1	162	16	—	179
Loss on asset disposals and impairments	—	1	—	—	1
Total Costs and Expenses	45	659	17	(28)	693
Operating Income (Loss)	(45)	448	16	—	419
Interest and financing costs, net	—	(140)	(10)	—	(150)
Equity in earnings of unconsolidated affiliates	—	7	—	—	7
Equity in earnings of subsidiaries	300	3	—	(303)	—
Income tax expense	—	(1)	—	—	(1)
Net Earnings	$255	$317	$6	$(303)	$275

Loss attributable to Predecessors (a)	17	—	—	—	17
Net earnings attributable to noncontrolling interest	—	(17)	(3)	—	(20)
Net earnings attributable to partners	$272	$300	$3	$(303)	$272
____________

(a)	Amounts attributable to Predecessors have been reflected in the Parent column.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
for the Year Ended December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Consolidating Adjustments	Consolidated
Revenues
Affiliate	$6	$491	$2	$(2)	$497
Third-party	—	103	—	—	103
Total Revenues	6	594	2	(2)	600
Costs and Expenses
Operating and maintenance expenses	27	283	—	(2)	308
Imbalance settlement gains, net and reimbursements	—	(43)	—	—	(43)
General and administrative expenses	37	37	—	—	74
Depreciation and amortization expenses	2	75	1	—	78
Gain on asset disposals and impairments	—	(4)	—	—	(4)
Total Costs and Expenses	66	348	1	(2)	413
Operating Income (Loss)	(60)	246	1	—	187
Interest and financing costs, net	—	(105)	(4)	—	(109)
Equity in earnings of unconsolidated affiliates	—	1	—	—	1
Equity in earnings (loss) of subsidiaries	136	(3)	—	(133)	—
Net Earnings (Loss)	$76	$139	$(3)	$(133)	$79

Loss attributable to Predecessors (a)	23	—	—	—	23
Net earnings attributable to noncontrolling interest	—	(3)	—	—	(3)
Net earnings (loss) attributable to partners	$99	$136	$(3)	$(133)	$99
____________

(a)	Amounts attributable to Predecessors have been reflected in the Parent column.

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of December 31, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$11	$2	$3	$—	$16
Receivables, net
Trade	—	138	1	—	139
Affiliate	5	80	—	—	85
Other	—	—	—	—	—
Prepayments and other	4	8	—	—	12
Total Current Assets	20	228	4	—	252
Net property, plant and equipment	—	3,087	363	—	3,450
Intangibles	—	976	—	—	976
Goodwill	—	111	19	—	130
Investment in unconsolidated affiliates	—	58	—	—	58
Investments in subsidiaries	4,929	284	—	(5,213)	—
Long-term intercompany receivable	—	381	—	(381)	—
Other noncurrent assets	1	25	—	—	26
Total Assets	$4,950	$5,150	$386	$(5,594)	$4,892

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Trade	$1	$82	$—	$—	$83
Affiliate	3	45	—	—	48
Accrued interest and financing costs	31	—	—	—	31
Other current liabilities	22	37	—	—	59
Total Current Liabilities	57	164	—	—	221
Long-term intercompany payable	363	—	18	(381)	—
Other noncurrent liabilities	—	49	—	—	49
Debt	2,836	8	—	—	2,844
Equity - TLLP	1,694	4,929	284	(5,213)	1,694
Equity - Noncontrolling interest	—	—	84	—	84
Total Liabilities and Equity	$4,950	$5,150	$386	$(5,594)	$4,892

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$17	$2	$—	$19
Receivables, net
Trade	—	121	1	—	122
Affiliate	3	66	—	—	69
Other	—	18	—	—	18
Prepayments and other	3	4	—	—	7
Total Current Assets	6	226	3	—	235
Net property, plant and equipment	39	2,918	386	—	3,343
Intangibles	—	973	—	—	973
Goodwill	—	164	—	—	164
Investment in unconsolidated affiliates	—	57	—	—	57
Investments in subsidiaries	4,233	302	—	(4,535)	—
Long-term intercompany receivable	—	191	1	(192)	—
Other noncurrent assets	—	30	—	—	30
Total Assets	$4,278	$4,861	$390	$(4,727)	$4,802

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Trade	$8	$133	$—	$—	$141
Affiliate	3	50	—	—	53
Accrued interest and financing costs	28	—	—	—	28
Other current liabilities	23	45	—	—	68
Total Current Liabilities	62	228	—	—	290
Long-term intercompany payable	192	—	—	(192)	—
Other noncurrent liabilities	—	43	2	—	45
Debt	2,536	8	—	—	2,544
Equity - TLLP	1,488	4,233	302	(4,535)	1,488
Equity - Noncontrolling interest	—	349	86	—	435
Total Liabilities and Equity	$4,278	$4,861	$390	$(4,727)	$4,802

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
for the Year Ended December 31, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Consolidating Adjustments	Consolidated
Cash Flows From (Used In) Operating Activities
Net cash from (used in) operating activities	$(34)	$499	$22	$(28)	$459
Cash Flows From (Used In) Investing Activities
Capital expenditures	(4)	(306)	—	—	(310)
Acquisitions	—	2	(8)	—	(6)
Investments in subsidiaries	(45)	—	—	45	—
Net cash used in investing activities	(49)	(304)	(8)	45	(316)
Cash Flows From (Used In) Financing Activities
Proceeds from debt offering	250	—	—	—	250
Proceeds from issuance of common units, net of issuance costs	95	—	—	—	95
Proceeds from issuance of general partner units, net of issuance costs	4	—	—	—	4
Distributions to noncontrolling interest	—	(15)	(7)	—	(22)
Distributions in connection with acquisitions	(250)	—	—	—	(250)
Quarterly distributions to unitholders	(240)	—	—	—	(240)
Quarterly distributions to general partner	(68)	—	(28)	28	(68)
Repayments under revolving credit agreement	(431)	—	—	—	(431)
Borrowings under revolving credit agreement	476	—	—	—	476
Contributions by parent	—	45	—	(45)	—
Intercompany borrowings (payments)	218	(240)	22	—	—
Sponsor contributions of equity to the Predecessors	20	—	—	—	20
Financing costs	(2)	—	—	—	(2)
Capital contributions by affiliate	22	—	—	—	22
Net cash from (used in) financing activities	94	(210)	(13)	(17)	(146)
Increase (Decrease) in Cash and Cash Equivalents	11	(15)	1	—	(3)
Cash and Cash Equivalents, Beginning of Year	—	17	2	—	19
Cash and Cash Equivalents, End of Year	$11	$2	$3	$—	$16

TESORO LOGISTICS LP
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
for the Year Ended December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Consolidating Adjustments	Consolidated
Cash Flows From (Used In) Operating Activities
Net cash from (used in) operating activities	$(42)	$210	$(2)	$—	$166
Cash Flows From (Used In) Investing Activities
Capital expenditures	(7)	(197)	—	—	(204)
Acquisitions	—	(2,175)	(304)	—	(2,479)
Investments in subsidiaries	(2,510)	—	—	2,510	—
Distributions to parent	16	(16)	—	—	—
Proceeds from sale of assets	—	10	—	—	10
Net cash used in investing activities	(2,501)	(2,378)	(304)	2,510	(2,673)
Cash Flows From (Used In) Financing Activities
Proceeds from debt offering	1,300	—	—	—	1,300
Proceeds from issuance of common units, net of issuance costs	1,449	—	—	—	1,449
Proceeds from issuance of general partner units, net of issuance costs	29	—	—	—	29
Distributions in connection with acquisitions	(243)	—	—	—	(243)
Quarterly distributions to unitholders	(148)	—	—	—	(148)
Quarterly distributions to general partner	(35)	—	—	—	(35)
Repayments under revolving credit agreement	(386)	—	—	—	(386)
Borrowings under revolving credit agreement	646	—	—	—	646
Repayments of senior notes	(130)	—	—	—	(130)
Contributions by parent	—	2,205	305	(2,510)	—
Intercompany borrowings (payments)	17	(20)	3	—	—
Sponsor contributions of equity to the Predecessors	27	—	—	—	27
Financing costs	(32)	—	—	—	(32)
Capital contributions by affiliate	26	—	—	—	26
Net cash from financing activities	2,520	2,185	308	(2,510)	2,503
Increase (Decrease) in Cash and Cash Equivalents	(23)	17	2	—	(4)
Cash and Cash Equivalents, Beginning of Year	23	—	—	—	23
Cash and Cash Equivalents, End of Year	$—	$17	$2	$—	$19

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). Based on such assessment, we conclude that as of December 31, 2015, the Partnership’s internal control over financial reporting is effective.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Partnership’s combined consolidated financial statements, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting, included herein.

ITEM 9B. OTHER INFORMATION
Back-to-Back Waxy Crude Oil Purchase and Sale Agreement
Tesoro Refining and Marketing Company (“TRMC”) has historically purchased waxy crude oil from Ultra Resources, Inc. (“Ultra”). In addition, Green River Processing, LLC (“GRP”), an indirect subsidiary of Tesoro Logistics, LP (“TLLP”), performs gas gathering services for Ultra. The parties believe there are certain benefits to be gained by having TLLP, rather than TRMC, purchase the waxy crude oil from Ultra and then sell it to TRMC. Therefore, TRMC and  GRP entered into an agreement (the “Back-to-Back Waxy Crude Agreement”) on February 19, 2016, pursuant to which GRP shall immediately sell to TRMC the waxy crude oil it acquires from Ultra at the same price and upon the same terms and conditions at which GRP acquired it.

The foregoing description of the Back-to-Back Waxy Crude Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Back-to-Back Waxy Crude Agreement, which is filed as Exhibit 10.82 to this Form 10-K and incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Tesoro Logistics GP, LLC and
Unitholders of Tesoro Logistics LP

We have audited Tesoro Logistics LP’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Tesoro Logistics LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Tesoro Logistics LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tesoro Logistics LP as of December 31, 2015 and 2014, and the related combined consolidated statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 25, 2016 expressed an unqualified opinion thereon.

San Antonio, Texas
February 25, 2016

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

Name	Age	Position with the General Partner
Gregory J. Goff	59	Chairman of the Board of Directors and Chief Executive Officer
Phillip M. Anderson	50	President and Director
Raymond J. Bromark	70	Director
Robert W. Goldman	73	Director
Tracy D. Jackson	47	Vice President and Controller
Brad S. Lakhia	43	Vice President and Treasurer
James H. Lamanna	62	Director
Thomas C. O’Connor	60	Director
Charles S. Parrish	58	Vice President and General Counsel
Don J. Sorensen	48	Vice President, Operations
Steven M. Sterin	44	Vice President, Chief Financial Officer and Director
Michael E. Wiley	65	Director

Gregory J. Goff.  Gregory J. Goff was appointed Chief Executive Officer (“CEO”) and Chairman of the Board of Directors of our general partner in December 2010. Mr. Goff has also served as Chief Executive Officer and President of Tesoro since May 2010, and Chairman of Tesoro since December 31, 2014. While he devotes the majority of his time to his roles at Tesoro, Mr. Goff also spends time directly managing our business and affairs. Prior to joining Tesoro, Mr. Goff served as Senior Vice President, Commercial for ConocoPhillips Corporation, an international, integrated energy company, from 2008 to 2010. Mr. Goff also held various other positions at ConocoPhillips from 1981 to 2008, including Managing Director and CEO of Conoco JET Nordic from 1998 to 2000; Chairman and Managing Director of Conoco Limited, a UK-based refining and marketing affiliate, from 2000 to 2002; President of ConocoPhillips Europe and Asia Pacific downstream operations from 2002 to 2004; President of ConocoPhillips U.S. Lower 48 and Latin America exploration and production business from 2004 to 2006; and President of ConocoPhillips specialty businesses and business development from 2006 to 2008. Mr. Goff serves as Chairman of the Board of the American Fuel and Petrochemical Manufacturers trade association and on the National Advisory Board of the University of Utah Business School. Previously, Mr. Goff served on the board of Chevron Phillips Chemical Company and was a member of the upstream and downstream committees of the American Petroleum Institute. In addition, Mr. Goff has public company experience from his prior service on the board of directors of DCP Midstream GP, LLC. Mr. Goff received a Bachelor’s degree in Science and Master’s degree in Business Administration from the University of Utah.

We believe Mr. Goff brings to the Board a deep understanding of and unique perspective on our business, operations and market environment, as well as that of Tesoro. Mr. Goff also brings to the Board leadership, industry, strategic planning and operations experience.

Other Current Public Company Directorships: Polyone Corporation, Tesoro Corporation (Tesoro and its subsidiaries collectively own approximately 36% of our partnership interests)

Former Public Company Directorships: DCP Midstream LP (from 2008 until 2010), QEP Midstream Partners, LP (from December 2014 until August 2015)

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

Former Public Company Directorships: QEP Midstream Partners, LP (from December 2014 until August 2015)

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

Other Current Public Company Directorships: CA, Inc., YRC Worldwide Inc.

Former Public Company Directorships: Word Color Press, Inc. (from 2009 to 2010)

Tracy D. Jackson. Tracy D. Jackson was named Vice President and Controller of both our general partner and Tesoro in March 2015. Prior to that, she served as Vice President, Analytics and Financial Planning of Tesoro Companies Inc. (“TCI”), a subsidiary of Tesoro, from September 2013 through February 2015. From February 2011 to February 2014, Ms. Jackson served as Vice President and Treasurer of Tesoro, and assumed such role for our general partner from April 2012 until February 2014. Ms. Jackson also served as Treasurer of TCI, beginning November 2010 through February 2014. From May 2007 until November 2010, Ms. Jackson served as Vice President of Internal Audit of TCI.

Robert W. Goldman. Robert W. Goldman was elected as a member of the Board of Directors of our general partner in April 2015. Mr. Goldman has been an independent financial consultant since 2002 and a member of the Board of Directors of Tesoro Corporation, which owns our general partner, since 2004. From July 1998 to October 2002, he was Senior Vice President and Chief Financial Officer of Conoco Inc., an international, integrated energy company. Prior to joining Conoco in 1988 as its Vice President and Controller and subsequently serving as Senior Vice President, Finance, he worked for E.I. Du Pont de Nemours & Co., Inc. in a variety of financial and operating roles. Mr. Goldman is a member of the Advisory Board of the Energy Policy Institute at Chicago. He also served on the Advisory Council of Nominating and Governance Chairs of the National Association of Corporate Directors through 2013. He is a former chairman of the Accounting Committee of the American Petroleum Institute and former member of the Outside Advisory Council of Global Infrastructure Partners. He served as Vice President, Finance of the London-based World Petroleum Council from 2002 to July 2008.
We believe that Mr. Goldman’s background in the energy industry (including his service on the Board of Directors of Tesoro Corporation, which controls our general partner), his extensive financial and accounting experience, and his prior and current service as a member of several public company boards of directors bring important and necessary skills to the Board.

Other Current Directorships: BWX Technologies, Inc., FRG Development Company (a private equity company in Mexico City), Tesoro Corporation (Tesoro and its subsidiaries collectively own approximately 36% of our partnership interests)
Former Public Company Directorships: The Babcock & Wilcox Company (from 2010 until 2014), El Paso Corporation (from 2003 until 2012), McDermott International Inc. (from 2005 until 2010), Parker Drilling Company (from 2005 until 2015)

Brad S. Lakhia. Brad S. Lakhia was named Vice President and Treasurer of our general partner in February 2014. Mr. Lakhia has also served as Vice President and Treasurer of Tesoro, since February 2014. Before joining Tesoro, Mr. Lakhia served as Senior Director - Business Development starting in December 2012 at The Goodyear Tire and Rubber Company (“Goodyear”). Prior to December 2012, Mr. Lakhia held financial leadership positions at Goodyear, including Finance Director - ASEAN from July 2010 to December 2012 and Vice President - Finance, Global Procurement from September 2009 to July 2010.

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

Other Current Public Company Directorships: Keyera Corp., 8point3 Energy Partners LP

Former Public Company Directorships: DCP Midstream LP (from September 2008 until December 2013) and QEP Resources Inc. (from January 2014 until January 2015)

Charles S. Parrish.  Charles S. Parrish was appointed Vice President, General Counsel, Secretary and a member of the Board of Directors of our general partner in December 2010. He ceased serving as Secretary and a member of the Board in April 2015. He has also served as Executive Vice President, General Counsel and Secretary for Tesoro since April 2009. While Mr. Parrish devotes the majority of his time to his roles at Tesoro, he also spends time devoted to our business and affairs and those of QEPM. Prior to his current role with Tesoro, he served as Senior Vice President, General Counsel and Secretary beginning in May 2006, and Vice President, General Counsel and Secretary beginning in March 2005. Mr. Parrish leads Tesoro’s legal department, contract administration function, as well as the business ethics and compliance office. Mr. Parrish joined Tesoro in 1994 and has since served in numerous roles in the legal department.

Don J. Sorensen. Don J. Sorensen began serving as Vice President, Operations of our general partner in January 2015. Since January 1, 2015, he has also served as Senior Vice President, Logistics of TCI, a subsidiary of Tesoro Corporation. Mr. Sorensen previously served as Vice President, Integration of TCI beginning in August 2012, most recently leading the integration effort on the acquisition of QEP Field Services, LLC. Mr. Sorensen also previously served as Vice President of Tesoro’s Anacortes refinery from 2007 to 2012. Mr. Sorensen holds a Bachelor’s of Science degree in chemical engineering from the Colorado School of Mines, and a Master of Business Administration from the University of Utah.

Steven M. Sterin. Steven M. Sterin was appointed Vice President, Chief Financial Officer (“CFO”) and a member of the Board of Directors of our general partner in August 2014. Since August 2014, he has served as Executive Vice President, Chief Financial Officer of Tesoro Corporation. Mr. Sterin devotes the majority of his time to his role at Tesoro, and also spends time, as needed, devoted to our business and affairs. Prior to Tesoro, Mr. Sterin was Senior Vice President and Chief Financial Officer for Celanese Corporation, a global technology and specialty material company, from July 2007 until May 2014 and continued to serve as an employee until August 2014. During this time, he was also president of Celanese’s Advanced Fuel Technologies business. Mr. Sterin joined Celanese in 2003 as Director of Finance and Controller for the company’s chemical business and also served as Corporate Controller and Principal Accounting Officer before being appointed CFO. Before Celanese, Mr. Sterin spent six years with global chemicals company Reichhold, Inc. in a variety of financial positions, including Director of Tax and Treasury in the Netherlands, Global Treasurer and Vice President of Finance for one of the company’s divisions in North Carolina. Mr. Sterin holds a Master of Professional Accounting degree and a Bachelor of Business Administration degree in accounting, which he earned concurrently at the University of Texas at Austin. He is also a certified public accountant in Texas.

We believe that Mr. Sterin’s expertise in financial reporting, finance, corporate analytics, internal audit, investor relations, taxes, treasury and information technology bring important experience and skills to the Board.

Former Public Company Directorship: QEP Midstream Partners, LP (from 2014 until 2015)

Michael E. Wiley. Michael E. Wiley was elected as a member of the Board of Directors of our general partner in April 2015. Mr. Wiley has over 40 years of experience in the energy industry and has served as a member of the Board of Directors of Tesoro Corporation, which owns our general partner, since 2005. Most recently he served as Chairman of the Board, President and Chief Executive Officer of Baker Hughes Incorporated, an oilfield services company, from August 2000 until his retirement in October 2004. He was President and Chief Operating Officer of Atlantic Richfield Company, an integrated energy company, from 1998 through May 2000. Prior to 1998, he served as Chairman, President and Chief Executive Officer of Vastar Resources, Inc., an independent oil and gas company. Mr. Wiley is a director of Bill Barrett Corporation, an independent oil and gas company, and Post Oak Bank, N.A., a Houston-based community bank. He also serves as Chairman of Independent Trustees of Fidelity Sector Portfolios.

We believe that Mr. Wiley’s extensive background in the energy industry, particularly the leadership skills, strategic planning, and risk management skills he developed while serving in several executive positions; and his prior and current service as a member of several public company boards of directors (including his service on the Board of Directors of Tesoro Corporation, which controls our general partner) brings important leadership and strategic experience to the Board.

Other Current Public Company Directorships: Bill Barrett Corporation, Post Oak Bank, N.A., Tesoro Corporation (Tesoro and its subsidiaries collectively own approximately 36% of our partnership interests)

Director Independence

The Board of Directors currently consists of eight directors, three of whom are independent and five of whom are representatives of Tesoro or our general partner. Because we are a limited partnership, we are not required to have a majority of independent directors. The Board undertook its annual review of director independence in February 2016 and in the process reviewed the independence of each director. The purpose of these reviews was to determine whether any of the directors had relationships or transactions that were inconsistent with a determination that the nominee is independent. Based on this review, the Board affirmatively determined that each of the following directors has no material relationship with us and has satisfied the independence requirements of the New York Stock Exchange (“NYSE”) and our Corporate Governance Guidelines: Messrs. Bromark, Lamanna and O’Connor.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our general partner’s directors and executive officers, as well as holders of more than 10% of our voting stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock or other equity securities. Based on a review of those forms provided to us and any written representations, we believe that during the year ended December 31, 2015, our directors, executive officers and holders of more than 10% of our voting stock filed the required reports on a timely basis under Section 16(a).

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

(4)
Based on the review and discussions referred to in paragraphs (1) through (3) above, the Audit Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2015, for filing with the SEC.

The undersigned members of the Audit Committee have submitted this Report to the Board of Directors as of February 25, 2016.

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

Our general partner has adopted a director compensation program under which our general partner’s non-employee directors are compensated for their service as directors. Each non-employee director receives a compensation package consisting of the annual retainer described below, an additional retainer for service as the chair of a standing committee of $15,000 and meeting attendance fees of $1,500 per meeting (for attendance in person or by telephone). During 2015, the annual retainer was $136,000 for Messrs. Bromark, Lamanna, and O’Connor, payable $58,000 in cash and $78,000 in an award of service phantom units. For Messrs. Goldman and Wiley, the annual retainer was $83,000 payable in cash. In addition to the compensation described above, we reimburse our non-employee directors for travel and lodging expenses that they incur in connection with attending meetings of the board of directors or its committees.

Service phantom units granted to non-employee directors under the annual compensation package, or upon first election to the board of directors, in either case, under our long-term incentive plan, vest one year from the date of grant. Cash distribution equivalent rights accrue with respect to such equity-based awards and are distributed at the time such awards vest. If the non-employee director’s termination from the board is due to death or disability, the director’s service phantom units will automatically vest along with any accrued cash distribution equivalent rights. If termination is due to any other reason, the non-employee director will receive a pro-rated award for the number of full months served as a non-employee director during the vesting period along with any accrued cash distribution equivalent rights. The pro-rated award will vest one year from the date of grant. The number of units granted is determined by dividing the equity portion of the annual retainer by the average closing price of our common units on the NYSE over a ten business-day period ending on the third business day prior to the grant date and rounding any resulting fractional units to the nearest whole unit. Service phantom units are granted annually to directors in conjunction with the Board’s approval of our Annual Report on Form 10-K, and any new non-employee director receives a pro-rata award of service phantom units when commencing his or her services as a board member. Messrs. Bromark, Lamanna and O’Connor each received 1,371 phantom units in conjunction with the Board’s approval of our Annual Report on Form 10-K in February 2015.

2015 Director Compensation Table

The table below describes the compensation paid to each of our non-employee directors for 2015. Information regarding compensation paid to our management directors is included below in the Compensation Discussion and Analysis and the Summary Compensation Table.

Name	Fees Earned or Paid in Cash (a)	Fair Value of Service Phantom Unit Awards (b) (c)	All Other Compensation	Total
Raymond J. Bromark	$97,000	$76,749	$—	$173,749
James H. Lamanna	85,000	76,749	—	161,749
Thomas C. O’Connor	97,000	76,749	—	173,749
Robert W. Goldman (d)	61,561	—	—	61,561
Michael E. Wiley (d)	61,561	—	—	61,561
____________

(a)
The amounts shown in this column include the portion of the annual retainer earned in 2015, any individual retainers for serving as the chair of a committee and the Board and committee meeting fees paid in 2015.

(b)
The amounts shown in this column represent the aggregate grant date fair value of the directors’ portion of the annual retainer paid in service phantom units computed in accordance with accounting principles generally accepted in the United States of America.

(c)
The table below reflects the total service phantom units outstanding as of the end of the 2015 fiscal year for each non-employee director. No options or other equity-based awards have been granted to the non-employee directors.

Name	Service Phantom Units Outstanding
Raymond J. Bromark	1,371
James H. Lamanna	1,371
Thomas C. O’Connor	1,371
Robert W. Goldman	—
Michael E. Wiley	—

(d) Messrs. Goldman and Wiley were elected to the Board effective April 17, 2015.

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

Named Executive Officers

This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner’s executive compensation programs and the key executive compensation decisions that were made for 2015. It also explains the most important factors relevant to those decisions. This CD&A provides context and background for the compensation earned by and awarded to our named executive officers (“NEOs”), as reflected in the compensation tables that follow the CD&A. Our NEOs for 2015 were as follows:

•	Gregory J. Goff, Chief Executive Officer and Chairman of the Board;

•	Steven M. Sterin, Vice President, Chief Financial Officer and Director;

•	Phillip M. Anderson, President and Director;

•	Don J. Sorensen, Vice President, Operations;

•	Keith M. Casey, former Vice President, Operations; and

•	Charles S. Parrish, Vice President and General Counsel.

Overview - Compensation Decisions and Allocation of Compensation Expenses

Messrs. Goff, Sterin, Casey and Parrish are also named executive officers of Tesoro. Therefore, responsibility and authority for compensation-related decisions is determined as follows:

•
Mr. Anderson - Although he serves as a member of Tesoro’s executive committee, Mr. Anderson’s only officer role within Tesoro is as the President of our general partner and its subsidiaries. He is also employed by our general partner. Decisions related to his compensation reside with the board of directors of our general partner but are based in large part on the recommendation of the compensation committee of the board of directors of Tesoro. Because several of the directors of our general partner are also officers of our general partner or Tesoro, the board of directors of our general partner has delegated these compensation decisions to the Chairman of the Board and the independent directors.

•
Mr. Sorensen - Mr. Sorensen is employed by our general partner and serves as an officer of our general partner and its subsidiaries. He also serves a broader role as Senior Vice President, Logistics of Tesoro Companies, Inc. Tesoro Refining & Marketing Company LLC and several other subsidiaries of Tesoro. Because of this role as a Senior Vice President of Tesoro companies, decisions related to Mr. Sorensen’s compensation reside with the compensation committee of Tesoro. However, because he also serves as an executive officer of our general partner and our general partner pays a significant portion of Mr. Sorensen’s compensation, decisions related to his compensation must be approved by the board of directors of our general partner (based in large part on the recommendation of the compensation committee of the board of directors of Tesoro). Again, these compensation decisions are delegated to the Chairman of the Board and the independent directors.

•
Messrs. Goff, Sterin, Casey (for a portion of 2015) and Parrish - Decisions related to compensation of executive officers (or persons who served for a portion of the year as executive officers) of our general partner that are employed by Tesoro reside with the compensation committee of the board of directors of Tesoro. Any determination with respect to awards made under the Tesoro Logistics LP 2011 Long-Term Incentive Plan (the “LTIP”) to executive officers and other employees of Tesoro are delegated to the Chairman of the Board and the independent directors of our general partner; however, such awards may only be made following the recommendation of the compensation committee of the board of directors of Tesoro. Any other compensation decisions for these individuals are not subject to any approvals by the board of directors of our general partner or any committees thereof.

Messrs. Goff, Sterin, Casey and Parrish generally devote less than a majority of their total business time to our general partner and us. Mr. Anderson is the only NEO whose time and compensation (other than certain long-term incentive grants made directly from Tesoro Corporation) is each allocated 100% to our general partner. During 2015, Mr. Sorensen’s time and compensation (other than certain long-term incentive grants made directly from Tesoro Corporation) was allocated approximately 90% to our general partner and 10% to Tesoro and its other affiliates.

Under the terms of the Amended Omnibus Agreement, we currently pay an annual administrative fee to Tesoro of $9 million for the provision of general and administrative services for our benefit. Additionally, we reimbursed Tesoro and its subsidiaries, including our general partner, for expenses incurred on our behalf, including 100% of Mr. Anderson’s compensation expenses and 90% of Mr. Sorensen’s compensation expenses (in each case, other than certain long-term incentive grants made directly from Tesoro), which is allocated to us pursuant to Tesoro’s allocation methodology. The general and administrative services covered by the annual administrative fee of the Amended Omnibus Agreement include, without limitation, information technology services; legal services; health, safety and environmental services; human resources services; executive management services of Tesoro employees who devote less than 50% of their business time to the business and affairs of TLLP; financial and administrative services (including treasury and accounting); and insurance coverage under Tesoro insurance policies. None of the services covered by the administrative fee are assigned any particular value individually. Although certain NEOs provide services to both Tesoro and TLLP, no portion of the administrative fee is specifically allocated to services provided by the NEOs to TLLP; rather, the administrative fee covers services provided to TLLP by Tesoro and, except as described above with respect to Messrs. Anderson and Sorensen, there is no reimbursement by TLLP for the cost of such services. Tesoro has the ultimate decision-making authority with respect to the total compensation of Messrs. Goff, Sterin, and Parrish and (during his service as an officer of our general partner, Mr. Casey).

In addition to the matters discussed above, each of the NEOs was compensated by TLLP for the services they performed for TLLP through awards of equity-based compensation granted pursuant to the LTIP. None of the cash compensation paid, or other benefits made available to Messrs. Goff, Sterin, Casey or Parrish, was allocated to the services they provided to TLLP and therefore, only the LTIP awards granted to them are disclosed herein. Information with respect to other compensation decisions for Messrs. Goff, Sterin, Casey and Parrish can be found in Tesoro’s annual proxy statement.

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

Comparative Analysis

In October 2014, a market study was presented to the Chairman of the Board and independent directors of our general partner in contemplation of compensation decisions with respect to 2015. A similar market study was presented to the Chairman of the Board and independent directors of our general partner in October 2015 in contemplation of compensation decisions with respect to 2016. The compensation peer group used for general pay comparison purposes was initially developed near the time of our April 2011 initial public offering. However, a number of acquisitions, consolidations and spin-offs occurred among peer companies, resulting in the addition of Atlas Pipeline Partners L.P. to the compensation peer group and the remove of Shell Midstream Partners, L.P. from the compensation peer group in October 2014.

The resulting members of our compensation peer group used for 2015 compensation decisions are shown below. The group includes 17 master limited partnerships with a median market capitalization (as of October 2013) of approximately $4.06 billion and ranging from approximately $0.96 billion to approximately $17.51 billion. Our market capitalization as of such date was approximately $3.94 billion. Because the number of master limited partnerships in the energy industry is relatively small, only a portion of the peer companies are involved in the liquid petroleum products business and only a portion of them are sponsored master limited partnerships (as opposed to stand-alone MLPs) with a parent company like Tesoro. Peer data is supplemented with total compensation information extracted from a general industry survey. The members of our general partner’s compensation peer group for fiscal 2015 are included in the table below. For purposes of the performance phantom units granted in February 2015, we used a separate performance peer group, as discussed in more detail below under the heading “Long-Term Incentives.”

•	Atlas Pipeline Partners L.P.	•	Phillips 66 Partners, L.P.
•	Buckeye Partners, L.P.	•	Spectra Energy Partners, LP
•	DCP Midstream Partners, LP	•	Summit Midstream Partners, L.P.
•	EnLink Midstream Partners LP	•	Sunoco Logistics Partners L.P.
•	Genesis Energy, L.P.	•	Targa Resources Partners LP
•	Holly Energy Partners, L.P.	•	Valero Energy Partners, L.P.
•	MarkWest Energy Partners, L.P.	•	Western Gas Partners, LP
•	MPLX, L.P.	•	Western Refining, Logistics, L.P.
•	NuStar Energy L.P.

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

Compensation Element	Objective	Key Features	Performance-Based / At Risk?
Base Salary	Reflects executive responsibilities, job characteristics, seniority, experience and skill set; designed to be competitive with those of comparable companies with which we compete for talent	Reviewed annually and subject to adjustment based on market factors, individual performance, experience and leadership	NO
Annual Cash Incentive	Rewards executives’ contributions to the achievement of predetermined Tesoro, business unit and individual goals	Establishes performance measures to best align performance relative to meeting financial and safety goals ultimately driving unitholder value	YES - Pays out only based on achievement of established measurable goals; does not pay out if established threshold goals are not achieved
Performance Phantom Units (Long-Term Equity Awards)	Correlates executives’ pay with increases in unitholder value over a three-year period	In periods of low relative unitholder return, executives realize little or no value. In periods of high relative unitholder return, executives may realize substantial value	YES - Pays out only based on increased relative unitholder value; may not vest depending upon unitholder return

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

Our emphasis on variable or at risk components of incentive pay results in actual compensation ranging above or below targeted amounts based on the achievement of the objectives established in our annual and long-term incentive plans and changes in the value of our units. While we assess each compensation component separately, the aggregate total direct compensation is considered in the context of the overall pay determination. Our strategy also includes ongoing evaluation and adaptation, as necessary, of our compensation programs to ensure continued alignment between company performance and pay.

Base Salaries.  Base salaries for our NEOs who are employed by the general partner are structured in accordance with Tesoro’s overall compensation program and pay practices and reviewed by our general partner’s Chairman of the Board and independent directors each year. As part of the Chairman and independent directors’ annual review of compensation in February 2015, Mr. Anderson’s salary was increased from $350,000 to $363,000 to reflect the additional experience that Mr. Anderson had developed in his current role and to bring his base salary to a more competitive level based on the market study data. Mr. Sorensen’s salary was set at $380,000 in January 2015 in connection with his appointment to his current position.

Annual Performance Incentives.  Tesoro and our general partner believe that annual cash based incentives promote management’s efforts to drive the achievement of annual performance goals and objectives, which in turn help create additional unitholder value. In February 2015, the compensation committee of Tesoro’s board of directors approved the terms of the 2015 Incentive Compensation Program (the “ICP” or the “Program”) for Tesoro’s named executive officers and other employees. Due to the relationship between us, our general partner and Tesoro, each of Messrs. Anderson and Sorensen was eligible to participate in Tesoro’s ICP. However, their continued participation and level of participation in such programs is subject to the approval of the Chairman of the Board and independent directors of our general partner.

Tesoro’s ICP structure uses a mix of objectives designed to focus management on key areas of performance. The design of Tesoro’s ICP allows for cascading corporate goals down the Tesoro organization from corporate through business units (such as TLLP) to individuals (such as Messrs. Anderson and Sorensen). Tesoro’s ICP provides all employees under the program with the same upward and downward bonus opportunity (0% below threshold; 50% at threshold; 100% at target; 200% at maximum). The calculation of total 2015 ICP bonus payout to an employee is determined as follows, with each element described below the calculation:

Total ICP Bonus Payout	=	[	Bonus Eligible Earnings	x	Target Bonus %	x	% Overall Performance Achieved*	]	+/-	Individual Performance Adjustment
* Weighted average blended rate composed of corporate performance rate and business unit rate, as explained in further detail on the next two pages.
Bonus Eligible Earnings is based on salary earned during the 2015 calendar year.

Target Bonus Opportunities (%) for Messrs. Anderson and Sorensen were set as a percentage of salary consistent with similar positions within Tesoro’s organization as follows: Mr. Anderson - 70%, and Mr. Sorensen - 60%. These amounts reflect an increase from 2014 in the target bonus amount for Mr. Anderson (65% in 2014) to maintain relative market competitiveness.
Performance Objectives for Determining Overall Performance Achieved (%)
Tesoro’s ICP structure uses a mix of objectives designed to focus management on key areas of performance. 2015 ICP payouts were determined by performance against pre-established performance levels for two equally weighted components (Tesoro’s corporate performance and the executive’s business unit performance). Tesoro’s performance results and results of the individual business units may be adjusted to take into account unplanned or unanticipated business decisions or events that are outside of management’s control, unusual or non-recurring items, and other factors, as approved by Tesoro’s compensation committee, to determine the total amount, if any, available under the 2015 ICP.

Component 1 - Tesoro’s Corporate Performance

The first component of the ICP was Tesoro’s corporate performance, including the earnings before interest, taxes, depreciation and amortization (“EBITDA”), cost management, business improvement, and safety and environmental measures described below (ranked in order of weighting).

•
EBITDA was the most heavily weighted metric and is measured on a margin neutral basis, rather than a reported basis, by excluding fluctuations in commodity prices (and thereby fluctuations in margins) over which management has little influence. Similarly, adjustments were made for the 2015 ICP to exclude the impact of inventory valuation adjustments related to changes in commodity prices. Targets for this component are based on Tesoro’s annual business plan.

•
Controllable cost management and Business Improvement are tied as the second most heavily weighted metric of the Tesoro corporate component. Controllable cost management targets are based on Tesoro’s business plan. This metric is measured as total cash costs excluding annual incentive compensation program, stock-based compensation expense, non-controllable expenses for post-retirement employee benefits (pension, medical, life insurance) and insurance (property, casualty and liability), spill prevention costs and environmental accruals and benefits. It includes allocations of refining maintenance and labor to capital projects. Refining energy variable costs and internally produced fuel consumption are market adjusted to budget-assumed prices.

•	Business Improvement includes capital improvement initiatives (“CII”), margin improvement initiatives, synergies related to asset acquisitions and similar projects and initiatives.

•
Personal safety, process safety and environmental safety are critical to Tesoro’s success and reflect its ability to operate its assets in a safe and reliable manner. Because Tesoro believes in continuous improvement, each of the safety metrics is measured by improvement compared to the average incident rate for the prior three year period.

Corporate Goals	Weighting	% Achieved
Margin-neutral EBITDA of $2.274 billion	50%	99%
Management of costs to no more than $3.386 billion	17.5	200
Business Improvements (including CII, synergy and other projects and initiatives) of $275 million	17.5	200
Personal Safety improvement of 15% (measured by improvement in # of incidents over the prior three-year average)	5	200
Process Safety Management improvement of 15% (measured by improvement in # of incidents over prior three-year average)	5	200
Environmental improvement of 15% (measured by improvement in # of incidents over prior three-year average)	5	200
Overall Tesoro Corporate Performance Achieved		150%

Calculation and Adjustment of Tesoro Corporate Performance

Tesoro’s compensation committee has the discretion to adjust the components for “special items”. For calculating the 2015 results shown above, Tesoro’s compensation committee excluded the impact of a $359 million non-cash lower-of-cost-or-market inventory adjustment that was recognized for Tesoro’s 2015 financial statements due to significant declines in late 2015 in the prices for crude oil and refined products compared to historical amounts. For the calculation of environmental incidents, they adjusted performance targets to take into account a change in the method of reporting environmental emissions at one of Tesoro’s refineries. Tesoro’s compensation committee also took into account both positive and negative special factors, including Tesoro’s record results and the impact of our acquisition of the Rockies natural gas business in December 2014. They determined that adjusting margin neutral EBITDA to $2.251 billion, which together with results on the other criteria would result in a payout of 150% on the corporate component of the 2015 ICP, was appropriate.

The corporate performance component of the ICP also determines the overall funding of the program for all of Tesoro’s employees (including employees of our general partner). While individual business unit results vary, the total payout for all Tesoro business units is equal to the 150% funded value reflecting Tesoro corporate performance.

Component 2 - Business Unit Results

The second ICP component was more specifically tailored to the performance of the individual’s business unit. Tesoro’s business unit goals are directly aligned with corporate objectives and are measured using common criteria to promote consistency throughout the Tesoro organization. Business unit criteria include safety and environmental, cost management, improvements in EBITDA and business improvement and value creation initiatives. Like the overall structure of the ICP, the business unit targets were set at stretch levels that were challenging, and would generate significant value for our unitholders. For Mr. Anderson, this component was tied to the performance of TLLP. For Mr. Sorensen, his business unit results were tied to the performance of Tesoro logistical assets (including TLLP, as well as logistical assets for which TLLP may have a right of first offer or which Tesoro has indicated it may offer to TLLP for purchase in the future). The TLLP 2015 performance metrics and results applicable to the ICP are summarized below. Business unit targets for the performance of Tesoro’s other logistical assets (which are applicable to a portion of Mr. Sorensen’s ICP) are not disclosed because such disclosure would cause competitive harm to Tesoro and the Partnership.

TLLP Goals	Weighting	Result / Performance
EBITDA of $654 million for 2015 base business	15%	$660 million (slightly above target)
Various Business Improvement Objectives (including improvement in base business EBITDA, improvement in crude oil gathering EBITDA, execution on organic growth plans for the terminalling and transportation segment and development of organic growth plans for the Rockies natural gas business)	60%	$192 million (slightly below target)
OSHA combined recordable rate of 0	10%	0 recordable injuries (at target)
Management of costs to no more than $6.5 million	15%	$5.9 million (significantly better than target)
Overall TLLP Performance Achieved		135%

Individual Performance Adjustments

The Chairman of the Board and independent directors of our general partner have the discretion to adjust the awards to Messrs. Anderson and Sorensen based on their assessment of the individual executive’s performance relative to successful achievement of goals, business plan execution, and other leadership attributes. Adjustments are applied as a percentage of an individual target bonus opportunity. In recognition of Mr. Anderson’s role in successfully leading TLLP’s EBITDA growth through third party business and strategic acquisitions during 2015, the Chairman and independent directors of our general partner recommended a 10% upward adjustment to Mr. Anderson’s ICP award.

Overall Performance and Payouts

The table below provides the specific bonus targets, level of achievement (including the adjustments described above), individual performance adjustment and annual bonus payment for Messrs. Anderson and Sorensen:

Name	Bonus Eligible Earnings	Target Bonus	Overall Performance Achieved	Calculated Bonus Payout	Individual Performance Adjustments (Increase/ Decrease)	Total Bonus Payout
Phillip M. Anderson	$363,000	70%	135%	$354,339	$26,247	$380,586
Don J. Sorensen	380,000	60%	150%	354,161	—	354,161

Grant of Long-Term Incentives.  We believe that our senior leaders, including our NEOs, should have an ongoing stake in our success and their interests should be aligned with those of our unitholders. Accordingly, we believe that these leaders should have a considerable portion of their total compensation provided in the form of equity-based incentives.

Our general partner has adopted the LTIP primarily for the benefit of eligible officers, employees and directors of our general partner and its affiliates, including Tesoro, who perform services for us. Awards are generally made on an annual basis to reward service or performance by our general partner’s outside directors, as well as the executive officers and key employees of our general partner and its affiliates. However, awards under the LTIP for individuals that are employed by Tesoro must first be recommended by the compensation committee of the board of directors of Tesoro.

Following a recommendation made by the compensation committee of the board of directors of Tesoro, in February 2015, the Chairman and independent directors of our general partner granted awards under the LTIP to our NEOs. Each of our NEOs received a grant of performance phantom units that will vest based on the achievement of relative total unitholder return over a performance period from January 1, 2015 through December 31, 2017, as compared to a performance peer group of companies. The peer companies currently include Boardwalk Pipeline Partners, LP; Buckeye Partners, L.P.; DCP Midstream Partners LP; Enbridge Energy Partners, L.P.; EnLink Midstream Partners, LP; EQT Midstream Partners LP; Genesis Energy LP; Holly Energy Partners L.P; Magellan Midstream Partners LP; MarkWest Energy Partners, L.P.; NuStar Energy L.P.; Sunoco Logistics Partners L.P.; Targa Resources Partners LP; ONEOK Partners, L.P.; and Western Gas Partners LP. These companies were selected based on our view that key stakeholders compare our business results and relative performance with these companies. The payout will range from none of the units vesting to vesting of 200% of the units as shown below.

Relative Total Unitholder Return	Payout as a % of Target
90th percentile and above	200%
75th percentile	150%
50th percentile	100%
30th percentile	50%
Below 30th percentile	—

The number of units granted was based on Tesoro’s compensation structure in which executive officers and key employees receive a target value of long-term incentive awards. For Messrs. Anderson and Sorensen, this value was awarded 50% in our performance phantom units and 50% in Tesoro performance equity awards. The compensation expense for the Tesoro performance equity awards granted to Messrs. Anderson and Sorensen is not allocated to us. For Messrs. Goff, Sterin, Casey and Parrish, 25% of their 2015 long-term incentive value was recommended by the Tesoro compensation committee and awarded by the Board of our general partner. The Tesoro compensation committee and our general partner believe that these allocations are appropriate given each executive’s responsibilities. The performance phantom units granted to our NEOs in 2015 received tandem distribution equivalent rights to receive an amount equal to all or a portion of the cash distributions made on units during the period such phantom units remain outstanding.

Payout of Long-Term Incentives. The performance phantom units granted to executives in February 2013 represented the right to receive common units at the end of the January 1, 2013 through December 31, 2015 performance period depending upon TLLP’s achievement of relative total unitholder return against a defined performance peer group. TLLP’s total uniholder return of 7.66% ranked in the 64th percentile, which resulted in a payout of 127.27% of the target amount in January 2016. These payouts are reported in “Executive Compensation - Compensation Tables and Narratives - Option Exercises and Stock Vested in 2015.”

Executive Benefits.  In order to promote consistency with Tesoro’s overall competitive practices and our compensation philosophy and to adopt a best practice compensation design, our executive officers are generally not entitled to any perquisites. However, in order to remain competitive and attract quality executives, we continue to allow executives to participate in our relocation program, which is generally available to all management. Our executive officers do not receive a tax gross-up associated with any relocation benefits. This program also includes a recoupment provision in the event employment is terminated within a one-year period.

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

Management Stability Agreements and Other Severance Benefits. Tesoro has management stability agreements with Messrs. Anderson and Sorensen in order to ensure continued stability, continuity and productivity among members of its management team. These management stability agreements contain change-in-control provisions, as described in more detail below, which Tesoro provides to help it to attract and retain talented individuals for these important positions. In addition, each of these named executive officers participates in the severance policy maintained for Tesoro’s employees, as described in more detail below. We will be required to reimburse Tesoro for any amounts provided to Messrs. Anderson and Sorensen under their management stability agreements in proportion to the percentage of their total compensation allocated to us.

In the event of a change-in-control of Tesoro Corporation and Messrs. Anderson’s or Sorensen’s termination of employment without cause or with good reason, as defined in their management stability agreements, Messrs. Anderson or Sorensen, as the case may be, will receive a cash payment equal to two times the sum of his base salary (as then in effect) plus target annual bonus, as well as, a pro-rated bonus for the year of termination if termination occurs during the fourth quarter of a calendar year. They will also receive continued coverage and benefits comparable to Tesoro’s group health and welfare benefits for a period of two years following termination. In addition, they will receive two years of additional service credit under the current non-qualified supplemental pension plan applicable to them at the date of termination.

In addition to the terms set forth in their management stability agreements, Messrs. Anderson and Sorensen are eligible to receive severance benefits in the event of certain involuntary terminations of employment in accordance with Tesoro’s employee severance policy, which is calculated based on the employee years of service and base salary but limited to one year of base pay.

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

Equity Grant/Trading Policies. Our general partner has not formally adopted an equity award governance policy, but generally follows the policy adopted by Tesoro’s compensation committee under which all long-term equity incentives are granted. The policy prohibits the issuance of unit options or unit appreciation awards at a price less than the closing sale price of our common units on the date of grant. Tesoro generally grants equity awards in late January or early February of each year. Tesoro and our general partner have chosen this time because it is a time each calendar year at which our results of operations from the previous year are available to the compensation committee of Tesoro and the Chairman and independent directors of our general partner’s Board. Tesoro and our general partner do not purposely accelerate or delay the public release of material information or otherwise time equity grants in coordination with the public release of material information, in consideration of a pending equity grant in order to allow the grantee to benefit from a more favorable stock price.

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

Clawback Policy. In January 2012, the Board of our general partner adopted a compensation recoupment, or clawback, policy that provides that in the event of a material restatement of TLLP’s financial results due to misconduct, our general partner’s independent directors will review all annual incentive payments and long-term incentive compensation awards that were made to any individual then serving as a vice president or above of our general partner or as a company controller or other officer of our general partner with substantial responsibility for accounting matters (including the vice presidents and above, each an “officer”) on the basis of having met or exceeded specific performance targets in grants or awards made after January 19, 2012, which occur during the 24-month period prior to restatement. If such compensation would have been lower had it been calculated based on such restated results, the independent directors will, to the extent permitted by governing law, seek to recoup for our benefit such compensation to any of the officers described above whose misconduct caused or significantly contributed to the material restatement, as determined by the independent directors. Notwithstanding the foregoing, with respect to any officer who serves as an executive officer of Tesoro Corporation, thereby requiring that such officer’s awards under the LTIP be granted only following a recommendation made by the board of directors or compensation committee of Tesoro, the independent directors will only seek such recoupment of benefits after consultation with the board of directors or compensation committee of Tesoro.

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

The undersigned members of the Committee have submitted this Report to the Board of Directors as of February 25, 2016.

Gregory J. Goff
Raymond J. Bromark
James H. Lamanna
Thomas C. O’Connor

2015 Summary Compensation Table

The following table sets forth information regarding the compensation of our NEOs.

Name and Principal Position	Year	Salary (a)	Unit Awards (b)	Non-Equity Incentive Plan Compensation (c)	Change in Pension Value and Non-qualified Compensation Earnings (d)	All Other Compensation (e)	Total
Gregory J. Goff Chairman and Chief Executive Officer	2015	$ (f)	$2,345,798	$ (f)	$ (f)	$ (f)	$2,345,798
	2014	(f)	1,917,842	(f)	(f)	(f)	1,917,842
	2013	(f)	1,665,300	(f)	(f)	(f)	1,665,300
Phillip M. Anderson President	2015	361,700	211,123	380,586	196,615	26,247	1,176,271
	2014	349,102	213,154	462,103	361,397	19,074	1,404,830
	2013	327,408	213,500	199,914	106,760	13,066	860,648
Don J. Sorensen Vice President, Operations	2015	342,000	234,633	318,745	153,939	281,277	1,330,594
Steven M. Sterin Vice President and Chief Financial Officer	2015	(f)	410,558	(f)	(f)	(f)	410,558
	2014	(f)	—	(f)	(f)	(f)	—
Keith M. Casey Former Vice President, Operations	2015	(f)	410,558	(f)	(f)	(f)	410,558
Charles S. Parrish Vice President and General Counsel	2015	(f)	281,520	(f)	(f)	(f)	281,520
	2014	(f)	213,154	(f)	(f)	(f)	213,154
	2013	(f)	213,500	(f)	(f)	(f)	213,500
____________

(a)
The amounts shown in this column reflect the base salary expense that was allocated to us by Tesoro. For Mr. Anderson, this includes 100% of his base salary expense from the date of our initial public offering in April 2011 through December 31, 2015. For Mr. Sorensen, this includes 90% of his base salary expense from January 1, 2015 through December 31, 2015.

(b)
The amounts shown in this column for 2015 reflect the aggregate grant date fair value of performance phantom units granted during the fiscal year, calculated in accordance with U.S. Generally Accepted Accounting Principles. The aggregate grant date fair value of such performance phantom units at the highest level of performance, resulting in 200% payout, would be as follows: Mr. Goff - $4,691,597; Mr. Anderson - $422,246; Mr. Sorensen - $469,267; Mr. Sterin - $821,116; Mr. Casey - $821,116; and Mr. Parrish - $563,040. For Messrs. Goff, Sterin, Casey and Parrish, this amount represents 25% of their 2015 long-term incentive values as recommended by the Tesoro compensation committee and awarded by the Board of our general partner. For Messrs. Goff and Parrish, this amount was increased from 20% of their total long-term incentive compensation in 2014 and 2013. This column does not include grants of performance share awards or market stock units to the executive officers by Tesoro, which are not allocated to us.

(c)
The amounts shown in this column reflect the compensation expense allocated to us by Tesoro with respect to awards under Tesoro’s ICP. The Partnership’s portion of such expense is 100% for Mr. Anderson. For 2015, the Partnership’s portion of such expense is 90% for Mr. Sorensen.

(d)
The amount shown in this column reflects the change in pension value during the fiscal year. The amount shown in the column for Mr. Anderson is 100%. The amount shown in the column for Mr. Sorensen in 2015 is 90%.

(e)	The amounts shown in this column for 2015 is 100% for Mr. Anderson and 90% for Mr. Sorensen and reflect the following:

(1)
Tesoro Thrift Plan Contributions: Tesoro provides matching contributions dollar-for-dollar up to 6% of eligible earnings for all employees who participate in the Tesoro Thrift Plan. The matching contributions for 2015 were $11,249 for Mr. Anderson and $14,310 for Sorensen. In addition, Tesoro provides a profit-sharing contribution to the Thrift Plan. This discretionary contribution, calculated as a percentage of employee’s base pay based on a pre-determined target for the calendar year, can range from 0% to 4% based on actual performance. The profit-sharing contributions for 2015 were $14,998 for Mr. Anderson and $14,166 for Mr. Sorensen.

(2)
Tesoro Executive Deferred Compensation Contributions: Tesoro will match the participant’s base salary contributions dollar-for-dollar up to 4% eligible earnings above the IRS salary limitation (i.e., $265,000 for 2015). The matching contribution for 2015 was $17,363 for Mr. Sorensen.

(3)	Tesoro Relocation Benefits: Tesoro provided benefits in 2015 under its relocation program for Mr. Sorensen in connection with his promotion in the amount of $235,438.

(f)
As noted above, no compensation has been reported for Messrs. Goff, Sterin, Casey and Parrish because, other than grants of performance phantom units, none of their compensation is allocated to us. The $9 million annual administrative fee under the Amended Omnibus Agreement covers a variety of services provided to TLLP by Tesoro and no portion is specifically allocated to services provided by these individuals to TLLP.

Grants of Plan-Based Awards in 2015

The following table sets forth information regarding the grants of annual cash incentive compensation and phantom units to our NEOs.

Name	Award Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts Under Equity Incentive Plan Awards (b)			All Other Unit Awards: Number of Units	Grant date fair value of unit awards (c)
			Threshold	Target	Maxi-mum	Threshold	Target	Maxi- mum
Gregory J. Goff	Phantom Units	2/12/2015	$—	$—	$—	17,561	35,122	70,244	—	$2,345,798
Phillip M. Anderson	Annual Incentive	N/A	131,237	262,473	524,946	—	—	—	—	—
	Phantom Units	2/12/2015	—	—	—	1,581	3,161	6,322	—	211,123
Don J. Sorensen	Annual Incentive	N/A	106,249	212,496	424,993
	Phantom Units	2/12/2015	—	—	—	1,757	3,513	7,026	—	234,633
Steven M. Sterin	Phantom Units	2/12/2015	—	—	—	3,074	6,147	12,294	—	410,558
Keith M. Casey	Phantom Units	2/12/2015	—	—	—	3,074	6,147	12,294	—	410,558
Charles S. Parrish	Phantom Units	2/12/2015	—	—	—	2,108	4,215	8,430	—	281,520
____________

(a)
These columns show the range of awards under the ICP for which we would be allocated responsibility, which is described in the section “Annual Performance Incentives” in the Compensation Discussion and Analysis. The “threshold” column represents the minimum payout for the performance metrics under the ICP assuming that the minimum level of performance is attained. The “target” column represents the amount payable if the performance metrics are reached. The “maximum” column represents the maximum payout for the performance metrics under the ICP assuming that the maximum level of performance is attained. The general partnership’s portion of Tesoro’s 2015 ICP reflected is 100% for Mr. Anderson and 90% for Mr. Sorensen. We are not responsible for any portion of the other NEOs’ 2015 ICP.

(b)
The amounts shown in these columns represent the number of performance phantom units granted during 2015 under the LTIP as described in the section “Long-Term Incentives” in the CD&A. This performance phantom unit award is contingent on our achievement of relative total unitholder return at the end of the performance period from January 1, 2015 through December 31, 2017. Actual payouts will vary based on relative total unitholder return from none of the units vesting to a threshold vesting of 50% of the units to a maximum vesting of 200% of the units.

(c)	The amounts shown in this column represent the grant date fair value of the awards computed in accordance with financial accounting standards.

Outstanding Equity Awards at 2015 Fiscal Year End

The following table sets forth the outstanding equity awards of our NEOs at the end of 2015. There have been no issuances of options to purchase our units.

	Equity Awards
Name	Grant Date	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Units, Units or Other Rights That Have Not Vested (a) (b)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units, Units or Other Rights That Have Not Vested (a) (b)
Gregory J. Goff	2/12/2015	—	$—	70,244	$3,686,932
	2/7/2014	—	—	56,432	3,103,901
Phillip M. Anderson	2/12/2015	—	—	6,322	331,826
	2/7/2014	—	—	6,272	344,976
Don J. Sorensen	2/12/2015	—	—	7,026	368,777
Steven M. Sterin	2/12/2015	—	—	12,294	645,281
Keith M. Casey	2/12/2015	—	—	12,294	645,281
Charles S. Parrish	2/12/2015	—	—	8,430	442,470
	2/7/2014	—	—	6,272	344,976
____________

(a)
These awards represent performance phantom units, which provide the right to receive a number of common units at the end of the performance period depending upon our achievement of relative total unitholder return against a defined performance peer group. The closing price of our common units on December 31, 2015 of $50.32, as reported on the NYSE, was used to calculate the market value of the unvested unit awards.

(b)
These awards represent TLLP performance phantom units, which are the right to receive a number of common units at the end of the performance period depending on our achievement of relative total unitholder return against a defined performance peer group. Each award will vest at the end of the relevant performance period, subject to performance. For each award, the number of unvested units and the payout values shown assume a payout at maximum; for all such awards, the payout value also includes any outstanding distribution equivalent rights that will be paid to the executive once both the award has vested and the payout results have been certified by the TLGP Board of Directors. The performance period for each award, as well as the amount of outstanding distribution equivalent rights included in the payout value is shown for each of the executives below:

	Dividend Equivalent Rights Accrued as of 12/31/2015 ($)
Name	TLPP Performance Phantom Units Granted February 2015 (Performance Period of 1/1/2015-12/31/2017)	TLPP Performance Phantom Units Granted February 2014 (Performance Period of 1/1/2014-12/31/2016)
Gregory J. Goff	152,254	264,243
Philip M. Anderson	13,703	29,369
Don J. Sorensen	15,229	—
Steven M. Sterin	26,647	—
Keith M. Casey	26,647	—
Charles S. Parrish	18,272	29,369

Option Exercises and Stock Vested in 2015

The following table reflects the aggregate value realized by the NEOs for phantom units that vested in 2015. We have not granted any options to purchase our units.

	Unit Awards
Name	Number of Units Acquired on Vesting (a)	Value Realized on Vesting (b)
Gregory J. Goff	49,636	$2,344,432
Philip M. Anderson	6,364	300,588
Don J. Sorensen	—	—
Steven M. Sterin	—	—
Keith M. Casey	—	—
Charles S. Parrish	6,364	300,588
____________

(a)	Reflects the vesting of the payout of the performance phantom units that were granted in 2013 for Messrs. Goff, Anderson and Parrish.

(b)
The value realized on the payout of the performance phantom units was calculated based on the number of units granted multiplied by the performance payout factor approved by our general partner’s Board of Directors on January 20, 2015 and then multiplied by the closing price of the common units on that date. Of the amounts realized for the performance phantom units payout, the amounts paid in distribution equivalent rights to the NEOs were: Mr. Goff - $337,153; Mr. Anderson - $43,227; and Mr. Parrish - $43,227.

Pension Benefits in 2015

The estimated pension benefits provided under the Tesoro Corporation Retirement Plan (the “Retirement Plan”) and the Restoration Retirement Plan for our NEOs are set forth below.

Name	Plan Name	Years of Credited Service (a)	Present Value of Accumulated Benefit (b)	Payments During Last Fiscal Year
Gregory J. Goff	— (c)	— (c)	$ — (c)	— (c)
Philip M. Anderson	Tesoro Corporation Retirement Plan	12	497,714	—
	Restoration Retirement Plan	12	878,410	—
Don J. Sorensen	Tesoro Corporation Retirement Plan	22	749,519	—
	Restoration Retirement Plan	22	410,582	—
Steven M. Sterin	— (c)	— (c)	— (c)	— (c)
Keith M. Casey	— (c)	— (c)	— (c)	— (c)
Charles S. Parrish	— (c)	— (c)	— (c)	— (c)
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

(b)
The present values of the accumulated plan benefits are equal to the value of the retirement benefits at the earliest unreduced age for each plan using the assumptions as of December 31, 2015 for financial reporting purposes. These assumptions include a discount rate of 4.40%, a cash balance interest crediting rate of 3.40%, the use of the RP-2014 Mortality Table with generational mortality improvements in accordance with Scale MP-2014 and for the Tesoro Corporation Retirement Plan, that each employee will elect a lump sum payment at retirement using an interest rate of 4.40% and the PPA 2016 Mortality Table. The Partnership reimburses Tesoro for the pension expense that is allocated to us for employees of our general partner. During 2015, the portion of each NEO’s pension expense was allocated to us based on their service to us as follows: 100% for Mr. Anderson and 90% for Mr. Sorensen. However, the amounts reflected in the above table represent the full present value of the accumulated benefit for Mr. Sorensen.

(c)
No portion of the compensation expense for retirement benefits to Messrs. Goff, Sterin, Casey and Parrish is allocated to us. The $9 million annual administrative fee under the Amended Omnibus Agreement covers a variety of services provided to TLLP by Tesoro, and no portion is specifically allocated to services provided by these individuals to TLLP.

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

FAP Benefit (through 12/31/2010)
- 1.1% of final average compensation for each year of service through December 31, 2010, plus 0.5% of average compensation in excess of the Social Security Covered Compensation limit for each year of service through December 31, 2010, up to 35 years.

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

As of the end of fiscal 2015,
- Messrs. Anderson and Sorensen are eligible to receive a payment under the Retirement Plan without an early retirement subsidy for the FAP portion of the benefit.

Tesoro Corporation Restoration Retirement Plan
Short Description
A non-qualified plan designed to restore the benefit which is not provided under the qualified Retirement Plan due to compensation and benefit limitations imposed under the Internal Revenue Code.

If any of the NEOs terminate employment prior to becoming eligible for a benefit under either the ESP or SERP, as applicable, and after attaining three years of service credit, they will receive a supplemental pension benefit under this plan.

Benefit Formula
Provides a benefit equal to the difference between the actual qualified Retirement Plan benefit paid to the participant, and the benefit that would have otherwise been paid to the participant under the Retirement Plan, without regard to certain Internal Revenue Code limits.

Death and Disability Benefits
Provides for certain death and disability benefits in the same manner as provided in the qualified Retirement Plan. Generally, the death benefit provides an equivalent FAP benefit and full Cash Balance account value as of the date of death. The disability benefit provides continued benefit accruals during the period of disability up to age 65.

As of December 31, 2015, the present value of these death and disability benefits were as follows: Mr. Anderson - $680,561 for death and $1,342,615 for disability; Mr. Sorensen - $289,077 for death and $900,149 for disability. The Partnership would reimbursement Tesoro for any such expense that was allocated to us during each NEO’s service to the Partnership as follows: 100% for Mr. Anderson and 90% for Mr. Sorensen.

Nonqualified Deferred Compensation in 2015

The following table sets forth information regarding the contributions to and year-end balances under Tesoro Corporation Executive Deferred Compensation Plan for the NEOs in 2015. Pursuant to the terms of the Amended Omnibus Agreement, a portion of the expense related to this plan is allocated to us by Tesoro. The allocated expense, if any, for each of Messrs. Anderson and Sorensen is included in the All Other Compensation column of the Summary Compensation Table. The value of an employee’s balance shown below may be tied significantly to contributions made prior to the time such employee began providing services to the Partnership and is not reflective of the expenses allocated to us. We are not allocating any portion of the expense for Messrs. Goff, Sterin, Casey and Parrish.

Name	Executive Contributions in Last Fiscal Year (a)	Registrant Contributions in Last Fiscal Year (b)	Aggregate Earnings in Last Fiscal Year (c)	Aggregate Withdrawals/Distributions	Aggregate Balance at Last Fiscal Year-End (d)
Gregory J. Goff	$—	$—	$—	$—	$—
Philip M. Anderson	—	4,398	(273)	—	7,081
Don J. Sorensen	23,611	24,432	(1,059)	—	177,562
Steven M. Sterin	—	—	—	—	—
Keith M. Casey	—	—	—	—	—
Charles S. Parrish	—	—	—	—	—
____________

(a)	The amounts shown include amounts reflected in the base salary column of the Summary Compensation Table for Mr. Sorensen.

(b)	The amounts shown include amounts reflected in the All Other Compensation column of the Summary Compensation Table for Messrs. Anderson and Sorensen.

(c)
The amounts shown reflect the change in the market value pertaining to the investment funds in which the NEOs have chosen to invest their contributions and the company’s contribution under the Tesoro Corporation Executive Deferred Compensation Plan.

(d)	A portion of the amounts disclosed in this column for Mr. Anderson has previously been reported in Summary Compensation Table of $2,170 for 2014 and $717 for 2013.

Tesoro Corporation Executive Deferred Compensation Plan (“EDCP”)
Short Description
Provides executives and key management personnel (including our NEOs) the opportunity to make additional pre-tax deferrals that cannot be made under our qualified 401(k) plan (“Thrift Plan”), due to salary and limitations imposed under the Internal Revenue Code.

Participant Contributions	Participants may elect to defer up to 50% of their base salary and/or up to 100% of their annual bonus compensation after FICA tax deductions.
Company Contributions
We will match the participant’s base salary contributions dollar-for-dollar up to 6% of eligible earnings above the IRS salary limitation (i.e., $265,000 for 2015).

Participants that are eligible for supplemental retirement benefits under the Executive Security Plan are eligible to defer compensation under the EDCP, but are not eligible for the matching provisions of the EDCP.

The EDCP also permits us to make discretionary contributions to participants’ accounts from time to time in amounts and on terms as we may determine. No such additional discretionary contributions have been made on behalf of any of our NEOs’ accounts to date.

Vesting	A participant will vest in our matching contributions upon the completion of three years of service.

2015 Potential Payments Upon Termination or Change-in-Control

The following tables reflect the estimated amount of compensation for each of the NEOs upon certain termination events. Such compensation is in addition to the pension benefits for Messrs. Anderson and Sorensen, including certain termination-related pension benefits, described under the heading “Pension Benefits in 2015.” The amounts shown below assume that the applicable termination occurred as of December 31, 2015 and are based on the agreements and arrangements in place on such date. The actual payments an executive would be entitled to may only be determined based upon the actual occurrence and circumstances surrounding the termination. The compensation and benefits (excluding their equity awards granted by the Partnership) for Messrs. Goff, Sterin, Casey and Parrish would be paid by Tesoro and not the Partnership under these termination scenarios. Below are the assumptions used in determining the estimated payments upon various termination scenarios.

Messrs. Anderson and Sorensen are eligible for certain benefits under their management stability agreements in the event of a termination without “Cause,” a resignation with “Good Reason,” or a “Termination following a change-in Control” in the event of a termination without cause or by the NEO with good reason within two years following a change-in-control (with such terms as defined in such agreements).

Name	Scenario	Severance ($)	Accelerated Equity Vesting ($)	Retirement Benefits ($)	Health Benefits ($)	Total ($)
Goff	w/o Cause or w/Good Reason	—	2,597,925	—	—	2,597,925
	Term. after Change-in-Control	—	3,395,417	—	—	3,395,417
	Retirement or Voluntary Term.	—	2,597,925	—	—	2,597,925
	Death	—	3,395,417	—	—	3,395,417
	Disability	—	3,395,417	—	—	3,395,417
	w/Cause	—	—	—	—	—
Anderson	w/o Cause or w/Good Reason	—	263,294			263,294
	Term. after Change-in-Control	1,234,200	338,401	199,997	44,651	1,817,249
	Retirement or Voluntary Term.	—	—	—	—	—
	Death	—	338,401	—	—	338,401
	Disability	—	338,401	—	—	338,401
	w/Cause	—	—	—	—	—
Sorensen	w/o Cause or w/Good Reason	—	120,388			120,388
	Term. after Change-in-Control	1,094,400	184,389	150,062	40,300	1,469,151
	Retirement or Voluntary Term.	—	—	—	—	—
	Death	—	184,389	—	—	184,389
	Disability	—	184,389	—	—	184,389
	w/Cause	—	—	—	—	—
Sterin	w/o Cause or w/Good Reason	—	210,653	—	—	210,653
	Term. after Change-in-Control	—	322,641	—	—	322,641
	Retirement or Voluntary Term.	—	—	—	—	—
	Death	—	322,641	—	—	322,641
	Disability	—	322,641	—	—	322,641
	w/Cause	—	—	—	—	—
Casey	w/o Cause or w/Good Reason	—	210,653	—	—	210,653
	Term. after Change-in-Control	—	322,641			322,641
	Retirement or Voluntary Term.	—	—	—	—	—
	Death	—	322,641	—	—	322,641
	Disability	—	322,641	—	—	322,641
	w/Cause	—	—	—	—	—
Parrish	w/o Cause or w/Good Reason	—	364,639	—	—	364,639
	Term. after Change-in-Control	—	393,723	—	—	393,723
	Retirement or Voluntary Term.	—	364,639	—	—	364,639
	Death	—	393,723	—	—	393,723
	Disability	—	393,723	—	—	393,723
	w/Cause	—	—	—	—	—

•
Accrued Benefits. Messrs. Anderson and Sorensen would be entitled to the following accrued benefits: any accrued but unpaid base salary to the date of termination; any accrued but unpaid expenses; any unused vacation pay; any unpaid bonuses for a prior period to which they are entitled per the incentive compensation program; and any other benefits to which they are entitled. The Partnership’s portion of these benefits will be 100% for Mr. Anderson and 90% for Mr. Sorensen.

•	Severance.

◦
Termination With a Change-in-Control. Pursuant to their management stability agreements for Messrs. Anderson and Sorensen, in the event of a termination by Tesoro without cause or by the NEO with good reason within two years following a change-in-control of Tesoro Corporation (which would result in a change-in-control of our general partner and the Partnership), Messrs. Anderson and Sorensen will receive a multiple of two times of their base salary and target annual bonus as well as a pro-rated bonus for the year of termination. Their severance amount (excluding the pro-rated bonus, as applicable) will be paid in a lump sum after their termination. The Partnership’s portion of the severance, as reflected in the table, is 100% for Mr. Anderson and 90% for Mr. Sorensen. These benefits would not be payable in the case of a change-in-control of the Partnership that did not also constitute a change-on-control of Tesoro Corporation.

•	Accelerated Equity Vesting.

◦
Involuntary Termination Without Cause. Pursuant to the award agreements, Messrs. Goff and Parrish being retirement eligible and Messrs. Anderson, Sorensen, Sterin and Casey having worked a minimum of twelve months during the performance period, they will receive a pro-rated payout of their TLLP performance phantom units based on actual performance at the end of the performance period and will be paid the accumulated distribution equivalent rights on those units.

◦
Termination With a Change-in-Control. Pursuant to the award agreements, each NEO will vest in their performance phantom units at target and will be paid the accumulated distribution equivalent rights accumulated on those units.

◦
Retirement or Voluntary Termination. Pursuant to the award agreements, since Messrs. Goff and Parrish are retirement eligible, they will receive a pro-rated award of their performance phantom units based on the actual performance at the end of the performance period along with the accumulated distribution equivalent rights. Messrs. Anderson, Sorensen, Stein and Casey will forfeit all unvested performance phantom awards, along with the accumulated distribution rights, since they are not retirement eligible.

◦
Death and Disability. Pursuant to the award agreements, each NEO will vest in their performance phantom units at target and will be paid the accumulated distribution equivalent rights accumulated on those units.

•	Retirement Benefits.

◦
Termination With a Change-in-Control. Pursuant to their management stability agreements, Messrs. Anderson and Sorensen will receive two additional service credits under the current non-qualified supplemental pension plans. The Partnership’s portion, as reflected in the table, is 100% for Mr. Anderson and 90% for Mr. Sorensen. These benefits would not be payable in the case of a change-in-control of the Partnership that did not also constitute a change-in-control of Tesoro Corporation.

•	Health Coverage.

◦
Termination With a Change-in-Control. Pursuant to their management stability agreements, Messrs. Anderson and Sorensen will receive health and welfare coverage for two years. The Partnership’s portion, as reflected in the table, is 100% for Mr. Anderson and 90% for Mr. Sorensen. These benefits would not be payable in the case of a change-in-control of the Partnership that did not also constitute a change-in-control of Tesoro Corporation.

Risk Considerations in Our Compensation Programs

In August 2015, Tesoro’s management, in consultation with the independent consultant to Tesoro Corporation’s Compensation Committee, performed an assessment of the risk associated with Tesoro’s compensation programs. Tesoro’s 2015 assessment included an evaluation of TLLP’s compensation framework. In October 2015, management reviewed with the Chairman of the Board and independent directors of our general partner the portion of the analysis relating to management’s assessment of our general partner’s employees, including executives, and discussed the concept of risk as it relates to our compensation programs. The assessment and discussions concluded the following:

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

◦	financial and non-financial performance targets that are objectively determined by measurable and verifiable results.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership by Directors and Executive Officers

The following table shows the beneficial ownership of our units reported to us as of February 18, 2016, including units as to which a right to acquire ownership exists within the meaning of Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for each director, the NEOs, and our current directors and executive officers as a group.

•	The ownership shown below includes common units underlying phantom units held by our directors and executive officers that vest within 60 days of February 18, 2016.

•	Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the common units listed.

•
As of February 18, 2016, there were 93,569,345 common units outstanding (including 32,445,115 common units held by Tesoro Corporation and its affiliates). This table does not include (1) the 1,900,515 general partner units held by Tesoro Logistics GP, LLC.

•	None of our executive officers or directors hold general partner units.

•
No director, NEO or executive officer beneficially owns more than 1% of our common units. Furthermore, the current directors and executive officers as a group do not own more than 1% of our common units.

	Aggregate Number of Units Beneficially Owned	Additional Information
Gregory J. Goff	85,785
Phillip M. Anderson	25,975
Raymond J. Bromark	10,561	Includes 1,371 common units underlying phantom units
Keith M. Casey	—
Robert W. Goldman	4,100
James H. Lamanna	9,785	Includes 1,371 common units underlying phantom units
Thomas C. O’Connor	15,326	Includes 1,371 common units underlying phantom units
Charles S. Parrish	13,428
Don J. Sorensen	1,177
Steven M. Sterin	2,214
Michael E. Wiley	—
All Current Directors and Executive Officers as a Group (12 individuals)	168,351	Does not include Mr. Casey, who is no longer an executive officer or director

The following table shows the beneficial ownership of common stock of Tesoro Corporation reported to us as of February 18, 2016, including shares as to which a vested right to acquire ownership exists (for example, through the exercise of stock options) within the meaning of Rule 13d-3(d)(1) under the Exchange Act and shares credited to accounts under Tesoro’s Thrift Plan, for each director, the NEOs, and our current directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of our common stock listed. As of February 18, 2016, there were 119,884,843 shares of Tesoro common stock outstanding. No director, NEO or executive officer owns more than 1% of Tesoro’s common stock; furthermore, the current directors and executive officers as a group do not own more than 1% of Tesoro’s common stock.

	Aggregate Number of Shares Beneficially Owned	Additional Information
Gregory J. Goff	714,974	Includes 151,513 shares underlying stock options and 597 shares credited under the Tesoro Corporation Thrift Plan
Phillip M. Anderson	4,613	Includes 1707 shares credited under the Tesoro Corporation Thrift Plan
Raymond J. Bromark	—
Keith M. Casey	—
Robert W. Goldman	48,643	Includes 15,000 shares underlying stock options and 2,843 shares underlying restricted stock units
James H. Lamanna	—
Thomas C. O’Connor	—
Charles S. Parrish	124,811
Don J. Sorensen	12,759
Steven M. Sterin	5,792
Michael E. Wiley	36,098	Includes 9,000 shares underlying stock options
All Current Directors and Executive Officers as a Group (12 individuals)	960,215	Does not include units beneficially owned by Mr. Casey, who is no longer an executive officer or director

Security Ownership by Certain Beneficial Owners

The following table sets forth information from filings made with the SEC as to each person or group who as of December 31, 2015 (unless otherwise noted) beneficially owned more than 5% of our outstanding units or more than 5% of any class of our outstanding units.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Common Units	Percent of Common Units (a)	Number of General Partner Units	Percent of General Partner Units (a)	Percent of Total Units (a)
Tesoro Corporation (b) 19100 Ridgewood Parkway San Antonio, TX 78259	32,445,115	34.7%	1,900,515	100%	36.0%
Tortoise Capital Advisors, LLC (c) 11550 Ash Street, Suite 300 Leawood, KS 66211	10,106,110	10.8%	—	—	10.6%
Goldman Sachs Asset Management (d) 200 West Street New York, NY 10282	6,876,817	7.4%	—	—	7.2%
ALPS Advisors, Inc. (e) 1290 Broadway, Suite 1100 Denver, CO 80203	4,694,381	5.0%	—	—	4.9%
OppenheimerFunds, Inc. (f) Two World Financial Center 225 Liberty Street New York, NY 10281	4,662,164	5.0%	—	—	4.9%
_______________

(a)	As of December 31, 2015, there were 93,478,326 common units and 1,900,515 general partner units outstanding, for an aggregate of 95,378,841 units.

(b)
As of both December 31, 2015 and February 18, 2016, Tesoro Corporation directly held 15,620,925 common units; limited partner units were also held by affiliates of Tesoro Corporation, as follows: Tesoro Refining & Marketing Company LLC directly held 8,219,002 common units, including 151,021 common units held through its wholly-owned subsidiary, Carson Cogeneration Company, Tesoro Alaska Company LLC directly held 571,065 common units, and Tesoro Logistics GP, LLC directly held 8,034,123 common units and 1,900,515 general partner units. Tesoro Corporation is the ultimate parent company of each such entity and may, therefore, be deemed to beneficially own the units held by each such entity. Tesoro Corporation files information with, or furnishes information to, the Securities and Exchange Commission pursuant to the information requirements of the Securities Exchange Act of 1934, as amended.

(c)
According to Amendment No. 6 to a Schedule 13G/A filed with the SEC on February 10, 2016, Tortoise Capital Advisors has sole voting and investment power with regard to 156,909 of our common units, shared voting power with regard to 9,021,669 of our common units, and shared investment power with regard to 9,949,201 of our common units.

(d)
According to Amendment No. 3 to a Schedule 13G/A filed with the SEC on February 1, 2016, Goldman Sachs Asset Management (Goldman Sachs Asset Management, L.P., together with GS Investment Strategies, LLC), has shared voting and investment power with regard to 6,876,817 of our common units.

(e)
According to Amendment No. 3 to a Schedule 13G/A filed with the SEC on February 3, 2016, ALPS Advisors, Inc. has shared voting and investment power with regard to 4,694,381 of our common units, and Alerian MLP ETF has shares voting and investment power with regard to 4,658,370 of our common units.

(f)	According to Amendment No. 2 to a Schedule 13G/A filed with the SEC on February 5, 2016, OppenheimerFunds, Inc. has shared voting and investment power with regard to 4,662,164 of our common units.

Equity Compensation Plan Information
The following table summarizes, as of December 31, 2015, certain information regarding Tesoro Logistics GP, LLC’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants And Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (c)
Equity Compensation plans approved by security holders	—		—
Equity compensation plans not approved by security holders (d)	365,546		212,310
Total	365,546		212,310
_________

(a)
The amounts in column (a) of this table reflect only phantom units that have been granted under the Tesoro Logistics LP 2011 Long-Term Incentive Plan (the “LTIP”). No unit options have been granted. Each phantom unit shown in the table represents a right to receive (upon vesting and payout) a specified number of our common units. Vesting and payout may be conditioned upon achievement of pre-determined performance objectives (typically total unitholder return over a defined period) or conditioned only upon continued service with us and our affiliates. For illustrative purposes, the maximum payment (i.e., a 200% ratio) provided by the provisions of the award agreements has been assumed for vesting and payout of performance-related grants.  Payment at target levels (i.e., a 100% ratio) would result in 202,747 units to be issued and 375,109 units remaining available for future issuance.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

As of February 18, 2016, Tesoro owns 32,445,115 common units and 1,900,515 general partner units, representing an approximately 36% interest in us, including the 2% general partner interest. Tesoro also holds incentive distribution rights. Transactions with Tesoro and its affiliated entities are considered to be related party transactions because Tesoro and its affiliates own more than 5% of our equity interests; in addition, Messrs. Goff, Sterin, Casey and Parrish serve as executive officers of Tesoro and Messrs. Goff, Sterin and Parrish serve (and, for a portion of 2015, Mr. Casey served) as executive officers of our general partner.

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

Distributions, Additional Equity Investment and Penalty Reimbursement

We make cash distributions to our unitholders, including to Tesoro as the direct and indirect holder of an aggregate 32,445,115 common units, as well as a 2% general partner interest. If distributions exceed the minimum quarterly distribution and other higher target distribution levels, the general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level. During 2015, we distributed approximately $80 million to Tesoro with respect to common and subordinated units and approximately $68 million with respect to the general partner interest (including incentive distribution rights). Tesoro waived its right to $7.5 million of distributions related to incentive distribution rights paid in 2015 and an additional $2.5 million paid in the first quarter of 2016.

In July 2015, we acquired the remaining outstanding interests of QEP Midstream Partners, LP (“QEPM”). Prior to this acquisition, we received distributions from QEPM of $19 million with respect to common and subordinated units and approximately $1 million with respect to the general partner interest (including incentive distribution rights).

In November 2015, Tesoro invested an additional $250 million in our common units as part of the acquisition of the Logistics Assets (as defined below). Tesoro received, through its subsidiaries, 4,263,367 common units and 269,067 general partner units as part of the transaction.

Purchase and Sale Transactions

Logistics Asset Acquisition

On November 12, 2015, we entered into an agreement with Tesoro pursuant to which we acquired certain pipeline and tankage assets (the “2015 West Coast Logistics Assets”) owned by Tesoro and its subsidiaries, Tesoro Refining & Marketing Company LLC and Carson Cogeneration Company in exchange for total consideration of approximately $500 million of value, composed of approximately $250 million in cash, and equity issued to Tesoro and its subsidiaries with a fair value of approximately $250 million. The equity was composed of 4,263,367 common units and 269,067 general partner units. We effected the acquisition on November 12, 2015.

Commercial and Other Agreements

We have entered into various long-term, fee-based commercial agreements with Tesoro under which we provide various pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products. Except for our trucking transportation services agreements, the commercial agreements generally have ten year initial terms. We believe the terms and conditions under these agreements, as well as our other agreements with Tesoro described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. Descriptions of the services we provide Tesoro under these commercial agreements and the approximate expense recognized by Tesoro and related revenue recognized by the Partnership under these categories of agreements in 2015 are as follows:

•High Plains Pipeline gathering and trucking ($94 million, including $5 million of imbalance settlements from Tesoro) - a pipeline transportation services agreement for gathering and transporting crude oil on our High Plains System, as well as a crude oil trucking transportation services agreement for trucking related services and storage at the Bakken Area Storage Hub;

•Terminalling Use, Services and Throughput ($316 million) - agreements for berth access, terminal use and services, storage and throughput at TLLP’s marine terminals, storage and marketing terminals and similar facilities, including the Martinez Terminaling Agreement, the Nikiski Terminaling Agreement and the Anacortes Terminaling Agreement for terminalling and storage services; the Anacortes Storage Service Agreement for storage services; and the Carson Storage Services Agreement for storage services in connection with the 2015 West Coast Logistics Assets;

•Pipeline Transportation Services ($75 million) - pipeline transportation services agreements for transporting crude oil, refined products and other commodities on our short-haul pipeline systems in Salt Lake City and Los Angeles, as well as our pipeline system in the Los Angeles area and a regulated common carrier refined products pipeline system connecting Tesoro’s Kenai refinery to Anchorage;

•Anacortes Rail Facility ($25 million) - a track use and throughput agreement in which Tesoro pays us fees for transporting and offloading crude oil through our Anacortes, Washington rail unloading facility;

•Carson Coke Lease and Handling ($4 million) - agreements for TRMC to lease the land on which the petroleum coke handling and storage facility resides and for us to provide operational services related to the operation of such facility; and

•Keep-whole Commodity Agreement ($96 million) - we process gas for certain producers under “keep-whole” processing agreements. Under a keep-whole agreement, a producer transfers title to the natural gas liquids (“NGLs”) produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. The operating margin for these contracts is determined by the spread between NGL sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). We entered into a five-year agreement with Tesoro, which transfers the commodity risk exposure associated with these “keep-whole” processing agreements from TLLP to Tesoro (the “Keep-Whole Commodity Agreement”). Under the Keep-Whole Commodity Agreement, Tesoro pays us a processing fee for NGLs related to “keep-whole” agreements and delivers Shrink Gas to the producers on our behalf. We pay Tesoro a marketing fee in exchange for assuming the commodity risk. Terms and pricing under this agreement are revised each year. The Keep-Whole Commodity Agreement minimizes the impact on us of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. However, the annual fee we charge Tesoro could be impacted as a result of any changes in the spread between the natural gas liquids sales prices and the price of natural gas.

Our Northwest Products System is a FERC-regulated system and we do not have any contractual agreements with Tesoro related to the use of the system. However, we recorded approximately $10 million in pipeline transportation tariffs from Tesoro with respect to the use of such system in 2015.

Omnibus Agreement

We are party to the Amended Omnibus Agreement with Tesoro and various Tesoro subsidiaries that addresses, among other things, the following matters:

•
our obligation to pay Tesoro an annual corporate services fee, currently in the amount of approximately $9 million, for the provision by Tesoro and its subsidiaries of certain centralized corporate services, as well as our obligation to reimburse Tesoro for all other direct or allocated costs and expenses incurred by Tesoro or its affiliates on our behalf;

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

So long as Tesoro controls our general partner, the Amended Omnibus Agreement will remain in full force and effect unless mutually terminated by the parties. Tesoro charged us approximately $168 million pursuant to this agreement during 2015.

In addition, Tesoro reimburses the Partnership for certain costs identified in the Amended Omnibus Agreement related to assets included in the acquisitions from Tesoro. A total of $56 million of costs were reimbursed by Tesoro during 2015 pursuant to the agreement.

Secondment and Logistics Services Agreement

Our subsidiaries are party to a Secondment Agreement among TLGP, our subsidiaries, Tesoro Alaska Company LLC, TRMC and Tesoro Companies, Inc. (Tesoro Alaska Company LLC, TRMC and Tesoro Companies, Inc. collectively the “Tesoro Group”) under which the Tesoro Group provides TLLP with certain operational services, such as communications, electricity, software services, security, fire and safety, maintenance and certain environmental services. TLLP and its subsidiaries pay the Tesoro Group an annual service fee for services performed by certain of the Tesoro Group’s field-level employees. Additionally, employees of TLGP may be seconded to Tesoro to provide operational and maintenance services related to certain assets, for which Tesoro reimburses TLGP for the associated costs. Tesoro charged us approximately $8 million, and we charged Tesoro approximately $3 million pursuant to this agreement during 2015.

Agreement for Construction of Anacortes Truck Rack

We constructed a new gasoline and diesel truck rack at the site of the Anacortes terminal we acquired as part of the West Coast Logistics Assets Acquisition. We contracted with TRMC to act as general contractor for the project for a total price of $23 million. The total contracted amount of $23 million was reduced by $1 million since the project was not in-service by the May 1, 2015 deadline. TLLP paid Tesoro approximately $21 million (including $17 million that was accrued at December 31, 2014) during the reporting period for the project, which was completed in the fourth quarter of 2015.

Carson Assets Indemnity Agreement

TLLP and TRMC entered into the Carson Assets Indemnity Agreement in connection with the December 2013 acquisition by TLLP of certain Los Angeles logistics assets. The Carson Assets Indemnity Agreement established indemnification for certain matters including known and unknown environmental liabilities arising out of the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the respective acquisition dates. The agreement also provides for reimbursement from TRMC to TLLP for repair and maintenance of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets that are required to comply with current minimum standards under certain regulations. During 2015, TRMC incurred approximately $1 million related to expenses that were reimbursable to TLLP.

First Amended and Restated Omnibus Agreement of QEP Midstream

QEPM amended and restated its omnibus agreement upon closing of the Rockies Natural Gas Business Acquisition on December 2, 2014 (“QEPM Omnibus Agreement”) to transfer all previous rights and obligations to TLLP and TLGP, as outlined in the QEPM Omnibus Agreement. Under the QEPM Omnibus Agreement, TLGP, together with TLLP, provided services to QEPM. Pursuant to the agreement, during 2015, TLGP charged QEPM $7 million of which approximately $5 million was owed to TLLP. The Agreement was terminated in connection with the merger of QEPM and a subsidiary of TLLP in July 2015, resulting in QEPM becoming a wholly owned subsidiary of TLLP.

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

Audit Fees for 2015 and 2014

The following table presents fees billed for the years ended December 31, 2015 and 2014, for professional services performed by EY (in thousands).

	Years Ended December 31,
	2015	2014
Audit Fees (a)	$1,360	$1,765
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,360	$1,765
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

In accordance with the Audit Committee charter, all audit and permitted non-audit services performed by EY in 2014 and 2015 were pre-approved by the Audit Committee. The Audit Committee’s pre-approval procedures provide for pre-approval of specifically described audit, audit-related and tax services by the Audit Committee on an annual basis as long as the Audit Committee is informed of each service and the services do not exceed certain pre-established thresholds. The procedures also authorize the Audit Committee to delegate to the Chairman of the Audit Committee pre-approval authorization with respect to audit and permitted non-audit services; any such services that are approved by the Audit Committee Chairman must be ratified at the next regularly scheduled meeting of the Audit Committee.

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

2.8
Contribution, Conveyance and Assumption Agreement, dated as of November 12, 2015, among Tesoro Corporation, Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro SoCal Pipeline Company LLC, Tesoro Refining & Marketing Company LLC and Carson Cogeneration Company (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on November 12, 2015, File No. 1-35143).

Exhibit Number	Description of Exhibit
2.9
Amendment No. 1 to the Tranche 1 Contribution Agreement, dated as of December 6, 2013, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Logistics LP, Tesoro Logistics GP, LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

2.10
Amendment No. 1 to the Tranche 2 Contribution Agreement, dated as of November 12, 2015, among Tesoro Logistics LP, Tesoro Logistics GP, LLC and Tesoro Logistics Operations LLC, Tesoro Corporation, Tesoro Refining & Marketing Company LLC and Carson Cogeneration Company (incorporated by reference herein to Exhibit 10.5 to the Partnership’s Current Report on Form 8-K filed on November 12, 2015, File No. 1-35143).

2.11
Asset Sale and Purchase Agreement by and between Tesoro Logistics Operations LLC and Northwest Terminalling Company dated as of December 6, 2012 (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on December 11, 2012, File No. 1-35143).

2.12
Asset Sale and Purchase Agreement by and between Tesoro Logistics Northwest Pipeline LLC and Chevron Pipe Line Company dated as of December 6, 2012 (incorporated by reference herein to Exhibit 2.2 to the Partnership’s Current Report on Form 8-K filed on December 11, 2012, File No. 1-35143).

2.13
Amendment to Northwest Products System - Terminal Interests Asset Sale and Purchase Agreement by and between Tesoro Logistics Operations LLC and Northwest Terminalling Company, dated as of March 28, 2013 (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on April 1, 2013, File No. 1-35143).

2.14
Amendment to Northwest Products Pipeline System Asset Sale and Purchase Agreement by and between Tesoro Logistics Northwest Pipeline LLC and Chevron Pipe Line Company, dated as of March 28, 2013 (incorporated by reference herein to Exhibit 2.2 to the Partnership’s Current Report on Form 8-K filed on April 1, 2013, File No. 1-35143).

2.15
Agreement Concerning Northwest Products System Asset Sale and Purchase Agreements among Chevron Pipe Line Company, Northwest Terminalling Company, Tesoro Logistics Northwest Pipeline LLC and Tesoro Logistics Operations LLC, dated as of May 17, 2013 (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on May 20, 2013, File No. 1-35143).

2.16
Membership Interest Purchase Agreement, dated as of October 19, 2014, between Tesoro Logistics LP and QEP Field Services Company (incorporated by reference herein from Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on October 20, 2014, File No. 1-35143).

2.17
Amendment No. 1 to Membership Interest Purchase Agreement, dated as of December 2, 2014, between Tesoro Logistics LP and QEP Field Services Company (incorporated by reference herein from Exhibit 2.2 to the Partnership’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-35143).

2.18
Agreement and Plan of Merger, dated as of April 6, 2015, by and among Tesoro Logistics LP, Tesoro Logistics GP, LLC, QEP Field Services, LLC, TLLPMerger Sub LLC, QEPMidstream Partners, LP, and QEPMidstream Partners GP, LLC (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on April 6, 2015, File 1-35143).

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

3.7
Amendment No. 2 to the Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of November 12, 2015, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, and Tesoro Alaska Company LLC (incorporated by reference herein from Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed on November 12, 2015, File No. 1-35143).

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

4.3
Second Supplemental Indenture, dated as of December 9, 2013, among Tesoro SoCal Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K filed on December 12, 2013, File No. 1-35143).

4.4
Third Supplemental Indenture, dated as of December 17, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K filed on December 17, 2013, File No. 1-35143).

4.5
Fourth Supplemental Indenture, dated as of October 8, 2014, among Tesoro Alaska Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein from Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, File No. 1-35143).

4.6
Fifth Supplemental Indenture, dated as of January 8, 2015, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.6 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-35143).

4.7
Sixth Supplemental Indenture, dated as of May 21, 2015, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.3 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, File No. 1-35143).

4.8
Indenture, dated as of August 1, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2021 (incorporated by reference herein to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on August 2, 2013, File No. 1-35143).

4.9
First Supplemental Indenture, dated as of December 9, 2013, among Tesoro SoCal Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., and U.S. Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2021 (incorporated by reference herein to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on December 12, 2013, File No. 1-35143).

4.10
Second Supplemental Indenture, dated as of October 8, 2014, among Tesoro Alaska Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 6.125% Senior Notes due 2021 (incorporated by reference herein from Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, File No. 1-35143).

4.11
Third Supplemental Indenture, dated as of January 8, 2015, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 6.125% Senior Notes due 2021 (incorporated by reference herein to Exhibit 4.6 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-35143).

4.12
Fourth Supplemental Indenture, dated as of May 21, 2015, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2021 (incorporated by reference herein to Exhibit 4.2 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, File No. 1-35143).

4.13
Indenture, dated as of October 29, 2014, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.50% Senior Notes due 2019 and the 6.25% Senior Notes due 2022 (incorporated by reference herein to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on October 29, 2014, File No. 1-35143).

4.14
Supplemental Indenture, dated as of December 2, 2014, among the Partnership, Tesoro Logistics Finance Corp., QEP Field Services, LLC, the other entities party thereto, and U.S. Bank National Association, as trustee (incorporated by reference herein from Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-35143).

4.15
Second Supplemental Indenture, dated as of May 21, 2015, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.50% Senior Notes due 2019 and the 6.25% Senior Notes due 2022 (incorporated by reference herein to Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, File No. 1-35143).

4.16
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

Exhibit Number	Description of Exhibit
4.17
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

10.2
Third Amended and Restated Senior Secured Revolving Credit Agreement, dated as of January 29, 2016, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, and a syndicate of banks and financial institutions as lenders (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on February 3, 2016, File No. 1-35143).

10.3
Senior Secured Revolving Credit Agreement (referred to as the Drop Down Credit Agreement), dated as of January 29, 2016, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, and a syndicate of banks and financial institutions as lenders (incorporated by reference herein to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on February 3, 2016, File No. 1-35143).

10.4
Support Agreement, dated as of April 6, 2015 by and among QEP Midstream Partners, LP, Tesoro Logistics LP, and QEP Field Services, LLC (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on April 6, 2015, File 1-35143).

#10.5
Management Stability Agreement of Phillip M. Anderson (incorporated by reference herein to Exhibit 10.13 to the Partnership’s Registration Statement on Form S-1 filed on January 4, 2011, File No. 333-171525).

*#10.6	Management Stability Agreement of Don J. Sorenson.

#10.7
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

#10.9
Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Performance Phantom Unit Agreement (Form of employee performance-based award used for grants beginning in 2013) (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on February 13, 2013, File No. 1-35143).

#10.10
Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Performance Phantom Unit Agreement (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on February 18, 2015, File No. 1-35143).

#10.11
Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Phantom Unit Award (Employee time-vesting award) (incorporated by reference herein to Exhibit 10.17 to the Partnership’s Registration Statement on Form S-1 filed on January 4, 2011, File No. 333-171525).

#10.12
Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Phantom Unit Award (Form of non-employee director award used for grants made in 2011 through 2013) (incorporated by reference herein to Exhibit 10.18 to the Partnership’s Registration Statement on Form S-1 filed on January 4, 2011, File No. 333-171525).

#10.13
Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Phantom Unit Award (Form of non-employee director award used for grants made beginning in 2014) (incorporated by reference herein to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-35143).

#10.14
Amended and Restated QEP Midstream Partners, LP 2013 Long-Term Incentive Plan (incorporated by reference herein from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on July 23, 2015, File No. 1-35143).

#10.15
Tesoro Logistics LP 2013 Grant of Performance-Vesting Phantom Units and Tandem DERs Term Sheet (incorporated by reference herein to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on February 13, 2013, File No. 1-35143).

#10.16
Tesoro Logistics LP 2014 Grant of Performance-Vesting Phantom Units and Tandem DERs Term Sheet (incorporated by reference herein to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on February 12, 2014, File No. 1-35143).

#10.17
Tesoro Logistics LP 2015 Grant of Performance-Vesting Phantom Units and Tandem DERs Term Sheet (incorporated by reference herein to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on February 18, 2015, File No. 1-35143).

#10.18
Description of 2014 Incentive Compensation Program (incorporated by reference herein to Exhibit 10.14 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-35143).

#10.19
Description of 2015 Incentive Compensation Program (incorporated by reference herein to Exhibit 10.15 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-35143).

*#10.20	Description of 2016 Incentive Compensation Program.

*#10.21	Tesoro Logistics LP Non-Employee Director Compensation Program.

Exhibit Number	Description of Exhibit
10.22
Third Amended and Restated Omnibus Agreement, dated as of July 1, 2014, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein from Exhibit 10.10 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.23
Amendment No. 1 to the Third Amended and Restated Omnibus Agreement, dated as of February 20, 2015, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.18 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-35143).

10.24
Amendment No. 2 to the Third Amended and Restated Omnibus Agreement, dated as of August 3, 2015, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, File No. 1-35143).

10.25
First Amended and Restated Schedules to the Third Amended and Restated Omnibus Agreement, dated as of November 12, 2015, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP, Tesoro Logistics GP, LLC and the other Tesoro entities named therein (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on November 12, 2015, File No. 1-35143).

10.26
First Amended and Restated Omnibus Agreement, dated as of December 2, 2014, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, QEP Midstream Partners GP, LLC, QEP Midstream Partners, LP and QEP Midstream Partners Operating, LLC (incorporated by reference herein to Exhibit 10.7 to the Partnership’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-35143).

10.27
Termination of First Amended and Restated Omnibus Agreement, dated as of August 3, 2015, among Tesoro Logistics LP and Tesoro Logistics GP, LLC, QEP Midstream Partners GP, LLC, QEP Midstream Partners, LP, and QEP Midstream Partners Operating, LLC (incorporated by reference herein to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, File No. 1-35143).

10.28
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

10.29
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

10.30
Termination Agreement, dated as of July 1, 2014, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics Operations, LLC and Tesoro High Plains Pipeline Company LLC (incorporated by reference herein from Exhibit 10.12 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.31
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

10.33
Second Amended and Restated Master Terminalling Services Agreement, dated as of May 3, 2013, among Tesoro Refining and Marketing Company LLC, Tesoro Alaska Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, File No. 1-35143).

10.34
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

10.36
Amended and Restated Transportation Services Agreement (Salt Lake City Short-Haul Pipelines), dated as of November 19, 2014, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed on December 15, 2014, File No. 1-35143).

Exhibit Number	Description of Exhibit
10.37
Salt Lake City Storage and Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.10 to the Partnership’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.38
Terminal Sublease, dated as of April 26, 2011, between Tesoro Alaska Company, as Landlord, and Tesoro Alaska Logistics LLC, as Tenant (incorporated by reference herein to Exhibit 10.11 to the Partnership’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-35143).

10.39
Amorco Marine Terminal Use and Throughput Agreement, effective April 1, 2012, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K filed on April 3, 2012, File No. 1-35143).

10.40
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

10.42
Long Beach Operating Agreement, effective September 14, 2012, between Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Partnership’s Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

10.43
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

10.46
Anacortes Track Use and Throughput Agreement, dated as of November 15, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K filed on November 15, 2012, File No. 1-35143).

10.47
Amendment No. 1 to Anacortes Track Use and Throughput Agreement, dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.48
Ground Lease, dated as of November 15, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.5 to the Partnership’s Current Report on Form 8-K filed on November 15, 2012, File No. 1-35143).

10.49
First Amendment to Ground Lease, dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.6 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.50
Ground Lease dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.7 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.51
Right of First Refusal, Option Agreement and Agreement of Purchase and Sale, dated as of November 15, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Partnership’s Current Report on Form 8-K filed on November 15, 2012, File No. 1-35143).

10.52
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
10.54
Carson Assets Indemnity Agreement, dated as of December 6, 2013, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.55
Carson II Storage Services Agreement, dated as of November 12, 2015, by and between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on November 12, 2015, File No. 1-35143).

10.56
Berth 121 Sublease Rights Agreement, dated as of December 6, 2013, among Carson Cogeneration Company, Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.57
Berth 121 Operating Agreement, dated as of December 6, 2013, between Carson Cogeneration Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.58
Terminal 2 Sublease Rights Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.5 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.59
Terminals 2 and 3 Ground Lease Rights Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.6 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.60
Terminals 2 and 3 Operating Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.7 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.61
Transportation Services Agreement (SoCal Pipelines), dated as of December 6, 2013, between Tesoro Refining & Marketing Company LLC and Tesoro SoCal Pipeline Company LLC (incorporated by reference herein to Exhibit 10.12 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.62
Amendment No. 1 to Transportation Services Agreement (SoCal Pipelines), dated as of November 12, 2015, among Tesoro SoCal Pipeline Company LLC and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed on November 12, 2015, File No. 1-35143).

10.63
Carson Coke Handling Services Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.14 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.64
Lease Agreement, dated as of December 6, 2013, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.19 to the Partnership’s Current Report on Form 8-K filed on December 6, 2013, File No. 1-35143).

10.65
Sublease, dated as of December 9, 2013, by and between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on December 10, 2013, File No. 1-35143).

10.66
Lease, dated as of January 11, 2012, by and between the City of Long Beach and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 2.2 to the Partnership’s Current Report on Form 8-K filed on December 10, 2013, File No. 1-35143).

10.67
License Agreement, dated as of November 12, 2015, among Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K filed on November 12, 2015, File No. 1-35143).

10.68
Construction Service Agreement - Anacortes Products Terminal, dated as of July 28, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, File No. 1-35143).

10.69
Terminalling Services Agreement – Nikiski, dated as of July 1, 2014, among Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.70
Terminalling Services Agreement – Anacortes, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

*10.71	Amendment No.1 to Terminalling Services Agreement - Anacortes, dated as of November 1, 2015, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC.

Exhibit Number	Description of Exhibit
10.72
Terminalling Services Agreement – Martinez, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.4 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.73
Storage Services Agreement - Anacortes, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.5 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.74
Martinez License Agreement, dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.8 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.75
Martinez Rights Agreement, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein from Exhibit 10.9 to the Partnership’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-35143).

10.76
Indemnification Agreement, dated as of December 2, 2014, between Tesoro Logistics LP and QEP Field Services Company (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-35143).

10.77
Transition Services Agreement, dated as of December 2, 2014, between Tesoro Logistics LP and QEP Resources, Inc. (incorporated by reference herein to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-35143).

10.78
Guaranty, dated as of December 2, 2014, by QEP Resources, Inc., in favor of Tesoro Logistics LP (incorporated by reference herein to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-35143).

10.79
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

10.80
Keep-Whole Commodity Fee Agreement, dated as of December 7, 2014, among Tesoro Refining & Marketing Company LLC, QEP Field Services, LLC, QEPM Gathering I, LLC and Green River Processing, LLC (incorporated by reference herein to Exhibit 10.9 to the Partnership’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-35143).

10.81
First Amendment to Keep-Whole Commodity Fee Agreement, dated as of February 1, 2016, among QEP Field Services, LLC, QEPM Gathering I, LLC, Green River Processing, LLC, and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed on February 3, 2016, File No. 1-35143).

*10.82	Agreement, dated effective as of February 19, 2016, between Tesoro Refining and Marketing Company LLC and Green River Processing, LLC, related to the back-to-back purchase and sale of waxy crude oil.

10.83
Form of indemnification agreement between Tesoro Logistics GP, LLC and the independent members of its board of directors(incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on December 15, 2014, File No. 1-35143).

10.84
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

14.2	Code of Business Conduct (incorporated by reference herein to Exhibit 14.2 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-35143).

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description of Exhibit
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Dated: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. GOFF	Chairman of the Board of Directors and	February 25, 2016
Gregory J. Goff	Chief Executive Officer
(Principal Executive Officer)

/s/ STEVEN M. STERIN	Director, Vice President and Chief Financial Officer	February 25, 2016
Steven M. Sterin	(Principal Financial Officer)

/s/ TRACY D. JACKSON	Vice President and Controller	February 25, 2016
Tracy D. Jackson	(Principal Accounting Officer)

/s/ PHILLIP M. ANDERSON	Director and President	February 25, 2016
Phillip M. Anderson

/s/ RAYMOND J. BROMARK	Director	February 25, 2016
Raymond J. Bromark

/s/ ROBERT W. GOLDMAN	Director	February 25, 2016
Robert W. Goldman

/s/ JAMES H. LAMANNA	Director	February 25, 2016
James H. Lamanna

/s/ THOMAS C. O’CONNOR	Director	February 25, 2016
Thomas C. O’Connor

/s/ MICHAEL E. WILEY	Director	February 25, 2016
Michael E. Wiley