Form 10-Q
period 2016-03-31
TESORO LOGISTICS LP
filed 2016-05-05
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

There were 93,633,156 common units and 1,900,515 general partner units of the registrant outstanding at April 28, 2016.

TABLE OF CONTENTS

TESORO LOGISTICS LP
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

2 | Tesoro Logistics LP 2016

FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF COMBINED CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In millions, except per unit amounts)
Revenues
Affiliate	$169	$148
Third-party	131	115
Total Revenues	300	263
Costs and Expenses
Operating and maintenance expenses	112	98
Imbalance settlement gains and reimbursements	(7)	(8)
General and administrative expenses	24	25
Depreciation and amortization expenses	44	44
Net loss on asset disposals and impairments	1	—
Total Costs and Expenses	174	159
Operating Income	126	104
Interest and financing costs, net	(44)	(37)
Equity in earnings of unconsolidated affiliates	4	3
Other income, net	6	—
Net Earnings	$92	$70

Loss attributable to Predecessor	$—	$4
Net earnings attributable to noncontrolling interest	—	(10)
Net Earnings Attributable to Partners	92	64
General partner’s interest in net earnings, including incentive distribution rights	(32)	(14)
Limited Partners’ Interest in Net Earnings	$60	$50

Net Earnings per Limited Partner Unit:
Common - basic	$0.64	$0.63
Common - diluted	$0.64	$0.63

Weighted Average Limited Partner Units Outstanding:
Common units - basic	93.6	80.3
Common units - diluted	93.6	80.3

Cash Distributions Paid Per Unit	$0.7800	$0.6675

See accompanying notes to condensed combined consolidated financial statements.

Tesoro Logistics LP 2016 | 3

FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	(In millions, except unit amounts)
ASSETS
Current Assets
Cash and cash equivalents	$4	$16
Receivables, net
Trade	137	139
Affiliate	101	85
Prepayments and other	10	12
Total Current Assets	252	252
Net Property, Plant and Equipment	3,086	3,450
Acquired Intangibles, net	970	976
Goodwill	112	130
Investment in Unconsolidated Affiliates	346	58
Other Noncurrent Assets	27	26
Total Assets	$4,793	$4,892

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Trade	$60	$83
Affiliate	53	48
Accrued interest and financing costs	68	31
Other current liabilities	48	59
Total Current Liabilities	229	221
Other Noncurrent Liabilities	47	49
Debt, Net of Unamortized Issuance Costs	2,821	2,844
Total Liabilities	3,097	3,114
Commitments and Contingencies (Note 6)
Equity
Common unitholders; 93,633,156 units issued and outstanding (93,478,326 in 2015)	1,701	1,707
General partner; 1,900,515 units issued and outstanding (1,900,515 in 2015)	(5)	(13)
Noncontrolling interest	—	84
Total Equity	1,696	1,778
Total Liabilities and Equity	$4,793	$4,892

See accompanying notes to condensed combined consolidated financial statements.

4 | Tesoro Logistics LP 2016

FINANCIAL STATEMENTS

TESORO LOGISITICS LP
CONDENSED STATEMENTS OF COMBINED CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In millions)
Cash Flows From (Used In) Operating Activities:
Net earnings	$92	$70
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expenses	44	44
Other non-cash operating activities	14	2
Changes in current assets and current liabilities	14	15
Changes in noncurrent assets and liabilities	(3)	17
Net cash from operating activities	161	148
Cash Flows Used In Investing Activities:
Capital expenditures	(54)	(84)
Other investing	(4)	—
Net cash used in investing activities	(58)	(84)
Cash Flows From (Used In) Financing Activities:
Proceeds from issuance of units, net of issuance costs	5	24
Quarterly distributions to unitholders	(73)	(54)
Quarterly distributions to general partner	(25)	(16)
Distributions to noncontrolling interest	—	(9)
Borrowings under revolving credit agreements	297	99
Repayments under revolving credit agreement	(67)	(124)
Repayment of term loan facility	(250)	—
Financing costs	(8)	—
Sponsor contributions of equity to the Predecessor	—	6
Capital contributions by affiliate	6	7
Net cash used in financing activities	(115)	(67)
Decrease in Cash and Cash Equivalents	(12)	(3)
Cash and Cash Equivalents, Beginning of Period	16	19
Cash and Cash Equivalents, End of Period	$4	$16

See accompanying notes to condensed combined consolidated financial statements.

Tesoro Logistics LP 2016 | 5

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

PRINCIPLES OF COMBINATION AND CONSOLIDATION AND BASIS OF PRESENTATION

Acquired assets from Tesoro, and those assets, liabilities and results of operations are collectively referred to as the “Predecessor”. The accompanying condensed combined consolidated financial statements and related notes present the results of operations and cash flows of our Predecessor at historical cost. The financial statements of our Predecessor have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessor had been operated as an unaffiliated entity. Our Predecessor did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment.

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

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to present the information fairly. The accompanying interim condensed combined consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.

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

CONDENSED CONSOLIDATING FINANCIAL INFORMATION. The parent company of the Partnership has no independent assets or operations. The Partnership’s operations are conducted by its wholly-owned guarantor subsidiaries, other than Tesoro Logistics Finance Corp., an indirect wholly-owned subsidiary of the Partnership whose sole purpose is to act as co-issuer of any debt securities. The guarantees are full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture. There are no significant restrictions on the ability of the Partnership or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of the Partnership or a guarantor represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

As of March 31, 2016, due to the deconsolidation of Rendezvous Gas Services, L.L.C. (“RGS”), we are not required to provide condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X as we no longer have a consolidated non-guarantor subsidiary. For further discussion on the deconsolidation of RGS, see discussion below and in Note 4.

6 | Tesoro Logistics LP 2016

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FAIR VALUE INFORMATION

We believe the carrying value of our cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximates fair value. Our fair value assessment incorporates a variety of considerations, including:

•	the short term duration of the instruments (approximately one percent of our trade payables and receivables have been outstanding for greater than 90 days); and

•	the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

The computation of the percentage of the short-term duration of our trade receivables excludes amounts that are greater than 90 days related to legal disputes, primarily XTO Energy Inc.’s (“XTO”) legal dispute with QEP Field Services, LLP (“QEPFS”). See further discussion regarding the XTO litigation in Note 6.

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The borrowings under our amended revolving credit facility (the “Revolving Credit Facility”) and our secured dropdown credit facility (“Dropdown Credit Facility”), which include a variable interest rate, approximate fair value. The carrying value and fair value of our debt were both approximately $2.9 billion as of March 31, 2016. The carrying value and fair value of our debt were approximately $2.9 billion and $2.8 billion at December 31, 2015, respectively. These carrying and fair values of our debt do not include any unamortized issuance costs associated with our total debt.

NEW ACCOUNTING STANDARDS AND DISCLOSURES

REVENUE RECOGNITION. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides accounting guidance for all revenue arising from contracts to provide goods or services to customers. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017, given the FASB’s recent deferral of ASU 2014-09’s effective date. Entities may choose to early adopt ASU 2014-09 as of the original effective date. The standard allows for either full retrospective adoption or modified retrospective adoption. We are currently evaluating the impact of the standard on our financial statements and related disclosures. Based on our initial evaluation, we believe that the standard could impact the amount and timing of revenues we recognize as certain of our revenue arrangements require us to provide multiple services and may include variable consideration.

CONSOLIDATION. In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. We adopted this guidance using the modified retrospective approach as of January 1, 2016 and performed the required reassessments outlined by the guidance. For further information on the results of our reassessments, refer to Note 4, Investments - Equity Method and Joint Ventures.

BUSINESS COMBINATIONS. In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The standard requires an acquirer to recognize the cumulative impact of adjustments to provisional purchase price amounts that are identified during the measurement period in the reporting period, in which the adjustment amounts are determined. The standard also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015, and must be applied prospectively to adjustments that occur after the effective date. We adopted this guidance as of January 1, 2016, with no impact to our financial statements.

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

SHARE-BASED COMPENSATION. In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions including accounting for income taxes, cash flow presentation of tax impacts, forfeitures, and liability versus equity

Tesoro Logistics LP 2016 | 7

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

accounting due to statutory tax withholding requirements. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. As of January 1, 2016, we early adopted ASU 2016-09 and with respect to the guidance on forfeitures, we have elected to continue to estimate forfeitures on the date of grant to account for the estimated number of awards for which the requisite service period will not be rendered. The adoption of ASU 2016-09 had no impact on our financial statements.

PRINCIPAL VS AGENT CONSIDERATIONS. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which amends the principal versus agent guidance in ASU 2014-09. The amendments clarify how an entity should apply the control principle to certain types of arrangements, such as service transactions, by explaining what a principal controls before the specified good or service is transferred to the customer. The effective date and transition requirements for the amendments in ASU 2016-08 are the same as the effective date and transition requirements of ASU 2014-09. At this time, we are evaluating the potential impact of this standard on our financial statements.

NOTE 2 - RELATED-PARTY TRANSACTIONS

AFFILIATE AGREEMENTS

The Partnership has various long-term, fee-based commercial agreements with Tesoro, under which we provide pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro typically commits to fixed fees or to provide us with minimum monthly throughput volumes of crude oil and refined products. For the natural gas liquids (”NGLs”) that we handle under “keep-whole” agreements, the Partnership has a fee-based processing agreement with Tesoro which minimizes the impact of commodity price movements during the annual period subsequent to renegotiation of terms and pricing each year.

In addition, we have agreements for the provision of various general and administrative services by Tesoro. Under our partnership agreement, we are required to reimburse TLGP and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended omnibus agreement (the “Amended Omnibus Agreement”) or our secondment agreement (the “Secondment Agreement”), TLGP determines the amount of these expenses. Under the terms of the Amended Omnibus Agreement, we are required to pay Tesoro an annual corporate services fee, currently $9 million, for the provision of various centralized corporate services, including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, certain insurance coverage, administration and other corporate services. Under the terms of our Secondment Agreement, we pay Tesoro a net annual service fee, currently $2 million, for services performed by field-level employees at the majority of our facilities. Additionally, we reimburse Tesoro for any direct costs actually incurred by Tesoro in providing other operational services with respect to certain of our other assets and operations. Tesoro may also provide us other services for which we will be charged fees as determined by TLGP.

SUMMARY OF AFFILIATE TRANSACTIONS

SUMMARY OF REVENUE AND EXPENSE TRANSACTIONS WITH TESORO (in millions)

	Three Months Ended March 31,
	2016	2015
Revenues (a)	$169	$148
Operating and maintenance expenses	37	29
Imbalance settlement gains and reimbursements from Tesoro (b)	7	8
General and administrative expenses	17	17

(a)	Tesoro accounted for 56% of our total revenues for both the three months ended March 31, 2016 and 2015.

(b)
Includes imbalance settlement gains of $1 million and $2 million for the three months ended March 31, 2016 and 2015, respectively. Also includes reimbursements from Tesoro pursuant predominantly to the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement of $6 million for both the three months ended March 31, 2016 and 2015.

8 | Tesoro Logistics LP 2016

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PREDECESSOR TRANSACTIONS. Related-party transactions of our Predecessor were settled through equity. Our Predecessor did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment.

DISTRIBUTIONS. In accordance with our partnership agreement, the unitholders of our common and general partner interests are entitled to receive quarterly distributions of available cash. During the three months ended March 31, 2016, we paid quarterly cash distributions of $50 million to Tesoro and TLGP, including incentive distribution rights (“IDRs”). On April 20, 2016, we declared a quarterly cash distribution of $0.81 per unit, which will be paid on May 13, 2016. The distribution will include payments of $59 million to Tesoro and TLGP, including IDRs.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT BY SEGMENT, AT COST (in millions)

	March 31, 2016	December 31, 2015
Gathering	$1,348	$1,700
Processing	563	565
Terminalling and Transportation	1,591	1,582
Gross Property, Plant and Equipment	3,502	3,847
Accumulated depreciation	(416)	(397)
Net Property, Plant and Equipment	$3,086	$3,450

NOTE 4 - INVESTMENTS - EQUITY METHOD AND JOINT VENTURES

For each of the following investments, we have the ability to exercise significant influence over each of these investments through our participation in the management committees, which make all significant decisions. However, since we have equal or proportionate influence over each committee as a joint interest partner and all significant decisions require consent of the other investor(s) without regard to our economic interest, we have determined that these entities should not be consolidated and apply the equity method of accounting with respect to our investments in each entity.

•
RGS - We have a 78% interest in RGS, which owns and operates the infrastructure that transports gas from certain fields to several re-delivery points in southwestern Wyoming, including natural gas processing facilities that are owned by us or a third party. Prior to 2016, we consolidated RGS, however, upon our reassessment performed in conjunction with the adoption of ASU 2015-02 as of January 1, 2016, we determined RGS represents a variable interest entity to us for which we are not the primary beneficiary. Under the limited liability company agreement, we do not have voting rights commensurate with our economic interest due to veto rights available to our partner in RGS. Certain business decisions, including, but not limited to, decisions with respect to significant expenditures or contractual commitments, annual budgets, material financings, dispositions of assets or amending the members’ gas servicing agreements, require unanimous approval of the members. For amounts previously consolidated in our financial statements as of and for the year ended December 31, 2015, refer to the amounts shown in the Non-Guarantor column in the condensed consolidating financial information presented in Note 16 in our annual report on Form 10-K referenced herein.

•
Three Rivers Gathering, L.L.C. (“TRG”) - We own a 50% interest in TRG which operates natural gas gathering assets within the southeastern Uinta Basin and is primarily supported by long-term, fee-based gas gathering agreements with minimum volume commitments.

•
Uintah Basin Field Services, L.L.C. (“UBFS”) - We own a 38% interest in UBFS which owns and operates the natural gas gathering infrastructure located in the southeastern Uinta Basin and is supported by long-term, fee-based gas gathering agreements that contain firm throughput commitments, which generate fees whether or not the capacity is used, and is operated by us.

Tesoro Logistics LP 2016 | 9

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EQUITY METHOD INVESTMENTS (in millions)

	RGS	TRG	UBFS	Total
Balance at December 31, 2015	$—	$42	$16	$58
Effect of deconsolidation (a)	295	—	—	295
Equity in earnings	2	1	1	4
Distributions received	(9)	(1)	(1)	(11)
Balance at March 31, 2016	$288	$42	$16	$346

(a)
The reassessment of our investments we performed resulted in the deconsolidation of RGS and the reporting of RGS as an equity method investment. We recognized an increase of $295 million to equity method investments as of January 1, 2016 as a result of the deconsolidation in addition to a cumulative effect reduction to opening equity of $2 million related to the difference in earnings under the equity method of accounting in prior periods. The carrying amount of our investment in RGS exceeded the underlying equity in net assets by $139 million at March 31, 2016.

NOTE 5 - DEBT

DEBT BALANCE, NET OF UNAMORTIZED ISSUANCE COSTS (in millions)

	March 31, 2016	December 31, 2015
Total debt	$2,863	$2,883
Unamortized issuance costs (a)	(42)	(39)
Debt, net of current maturities and unamortized issuance costs	$2,821	$2,844

(a)	Includes unamortized premium associated with our 5.875% Senior Notes due 2020 of $4 million at both March 31, 2016 and December 31, 2015.

REVOLVING CREDIT FACILITY AND DROPDOWN CREDIT FACILITY

We amended our existing secured Revolving Credit Facility on January 29, 2016, decreasing the aggregate available facility limit from $900 million to $600 million and improving terms related to pricing and financial covenants. As a result of this amendment, an immaterial amount of unamortized debt issuance costs were expensed. In addition, we syndicated a $1.0 billion secured Dropdown Credit Facility on January 29, 2016. The primary use of proceeds under this facility will be to fund asset acquisitions. The terms, covenants and restrictions under this facility are substantially the same as with our amended secured Revolving Credit Facility. The total aggregate available facility limits for the secured Revolving Credit Facility and secured Dropdown Credit Facility totaled $1.6 billion at March 31, 2016. We are allowed to request the loan availability for both the secured Revolving Credit Facility and the secured Dropdown Credit Facility be increased up to an aggregate of $2.1 billion, subject to receiving increased commitments from the lenders.

As of March 31, 2016, our secured Revolving Credit Facility provided for total loan availability of $600 million. Borrowings are available under the secured Revolving Credit Facility up to the total loan availability of the facility. Our secured Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our consolidated subsidiaries, and secured by substantially all of our assets. We had $285 million of borrowings outstanding under the secured Revolving Credit Facility, resulting in a total unused loan availability of $315 million or 53% of the borrowing capacity as of March 31, 2016. The weighted average interest rate for borrowings under our secured Revolving Credit Facility was 2.76% at March 31, 2016.

As of March 31, 2016, our secured Dropdown Credit Facility provided for total loan availability of $1.0 billion. We had $250 million of borrowings outstanding under the secured Dropdown Credit Facility, resulting in a total unused loan availability of $750 million or 75% of the borrowing capacity as of March 31, 2016. The weighted average interest rate for borrowings under our secured Dropdown Credit Facility was 2.70% at March 31, 2016.

10 | Tesoro Logistics LP 2016

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The secured Revolving Credit Facility and the secured Dropdown Credit Facility ratably share collateral comprised primarily of our property, plant, and equipment and both facilities mature on January 29, 2021. In addition, upon an upgrade of our corporate family rating to investment grade, certain covenants and restrictions under each facility will automatically be eliminated or improved.

DEBT REPAYMENTS

On February 3, 2016, we paid the full amount of the Unsecured Term Loan Facility, including accrued interest, with proceeds drawn from the secured Dropdown Credit Facility. All commitments under the Unsecured Term Loan Facility were terminated effective with the repayment and an immaterial amount of unamortized debt issuance costs were expensed.

EXCHANGE OFFER

On February 26, 2016, the Partnership commenced an offer to exchange (the “Exchange”) its existing unregistered 5.50% Senior Notes due 2019 (“2019 Notes”) and 6.25% Senior Notes due 2022 (“2022 Notes”) (together, “Unregistered Notes”) for an equal principal amount of 5.50% Senior Notes due 2019 and 6.25% Senior Notes due 2022 (the “Exchange Notes”), respectively, that were registered under the Securities Act of 1933, as amended. On April 14, 2016, the Exchange was completed for all of the 2019 Notes and substantially all of the 2022 Notes. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the Unregistered Notes for which they were exchanged, except that the Exchange Notes generally are not subject to transfer restrictions. The Exchange fulfills all of the requirements of the registration rights agreements for the Unregistered Notes.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

TESORO INDEMNIFICATION

Under the Amended Omnibus Agreement, Tesoro indemnifies us for certain matters, including known environmental, title and tax matters associated with the ownership of our assets at or before the closing of the TLLP initial public offering (“Initial Offering”) and subsequent acquisitions from Tesoro, excluding certain Los Angeles assets acquired from Tesoro in 2013. Under the Carson Assets Indemnity Agreement, Tesoro retained responsibility for remediation of known environmental liabilities due to the use or operation of certain Los Angeles assets prior to the acquisition dates, and has indemnified the Partnership for any losses incurred by the Partnership arising out of those remediation obligations. Environmental matters discovered subsequent to the Initial Offering and subsequent acquisitions are also indemnified to the extent they are identified prior to five years from the acquisition date. The indemnification under the Initial Offering for unknown environmental matters expired on April 26, 2016. See Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2015, for additional information regarding the terms and conditions of the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement.

CONTINGENCIES

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of contingencies cannot always be predicted accurately, but we will accrue liabilities for these matters if the amount is probable and can be reasonably estimated. Contingencies arising after the closing of the Initial Offering from conditions existing before the Initial Offering, and the subsequent acquisitions from Tesoro that have been identified after the closing of each transaction, will be recorded in accordance with the indemnification terms set forth in the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement, as noted above. Any contingencies arising from events after the Initial Offering, and the subsequent acquisitions from Tesoro, will be our responsibility. Other than described in this Note 6, we do not have any other material outstanding lawsuits, administrative proceedings or governmental investigations.

Tesoro Logistics LP 2016 | 11

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ENVIRONMENTAL LIABILITIES

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental liabilities are estimates using internal and third-party assessments and available information to date. It is possible that these estimates will change as more information becomes available. Our liabilities for these environmental expenditures totaled $29 million and $33 million at March 31, 2016 and December 31, 2015, respectively.

TIOGA, NORTH DAKOTA CRUDE OIL PIPELINE RELEASE. In September 2013, the Partnership responded to the release of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted to restore the site for agricultural use. We have liabilities totaling $23 million and $27 million at March 31, 2016 and December 31, 2015, respectively. This incident was covered by our pollution legal liability insurance policy, subject to a $1 million deductible and a $25 million loss limit. Pursuant to this policy, we have received all insurance recoveries related to the Crude Oil Pipeline Release as of December 31, 2015. The estimated remediation costs of $66 million exceeded our policy loss limit by $41 million as of December 31, 2015.

LEGAL

QUESTAR GAS COMPANY V. QEP FIELD SERVICES COMPANY. Prior to the acquisition of all of the limited liability company interests of QEPFS, QEPFS’ former affiliate, Questar Gas Company (“QGC”) and its affiliate Wexpro, filed a complaint on May 1, 2012, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, and an accounting and declaratory judgment related to a 1993 gathering agreement (the “1993 Agreement”) executed when the parties were affiliates. TLLP agreed to indemnify QEP Field Services Company for this claim under the acquisition agreement for QEPFS. Under the 1993 Agreement, certain of TLLP’s systems provide gathering services to QGC charging an annual gathering rate, which is based on the cost of service calculation. QGC disputed the annual calculation of the gathering rate, which has been calculated in the same manner since 1998, without objection by QGC. As a result of the rulings through the date of our acquisition of QEPFS, TLLP assumed a $21 million liability for estimated damages. On March 22, 2016, the parties in this dispute entered into a settlement and release agreement resolving all remaining issues and associated counter claims in exchange for TLLP’s payment of $15 million. We recognized a gain of $6 million in other income, net on our condensed statement of consolidated operations for the three months ended March 31, 2016 as a result of the settlement.

XTO ENERGY INC. V. QEP FIELD SERVICES COMPANY. XTO filed a complaint on January 30, 2014, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment and an accounting and declaratory judgment related to a 2010 gas processing agreement (the “XTO Agreement”). TLLP processes XTO’s natural gas on a firm basis under the XTO Agreement. The XTO Agreement requires TLLP to transport, fractionate and market XTO’s natural gas liquids derived from XTO’s processed gas. XTO is seeking monetary damages related to TLLP’s allocation of charges related to XTO’s share of natural gas liquid transportation, fractionation and marketing costs associated with shortfalls in contractual firm processing volumes. On March 29, 2016, the parties entered into a settlement and release agreement related to payments withheld by XTO unrelated to the allocation of charges they are challenging. Under the settlement and release agreement, XTO agreed to pay all historical undisputed charges by April 15, 2016 less the $22 million of allocated charges they are challenging, and to thereafter tender all similar undisputed charges timely. On April 15, 2016, XTO remitted a $21 million settlement payment related to all undisputed amounts. While we cannot currently estimate the final amount or timing of the resolution of this matter, we believe the outcome will not have a material impact on our liquidity, financial position or results of operations.

NOTE 7 - EQUITY AND NET EARNINGS PER UNIT

We had 61,188,041 common public units outstanding as of March 31, 2016. Additionally, Tesoro owned 32,445,115 of our common units and 1,900,515 of our general partner units (the 2% general partner interest) as of March 31, 2016, which together constitutes a 36% ownership interest in us.

12 | Tesoro Logistics LP 2016

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ATM PROGRAM. On August 24, 2015, we filed a prospectus supplement to our shelf registration statement filed with the SEC on August 6, 2015, authorizing the continuous issuance of up to an aggregate of $750 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). During the three months ended March 31, 2016, we issued an aggregate of 103,748 common units under our ATM Program, generating proceeds of approximately $5 million, before issuance costs. The net proceeds from sales under the ATM Program will be used for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

CHANGE IN THE CARRYING AMOUNT OF OUR EQUITY (in millions)

	Partnership
	Common	General Partner	Noncontrolling Interest	Total
Balance at December 31, 2015	$1,707	$(13)	$84	$1,778
Equity offering under ATM Program, net of issuance costs	5	—	—	5
Effect of deconsolidation of RGS (a)	(2)	—	(84)	(86)
Distributions (b)	(73)	(25)	—	(98)
Net earnings	60	32	—	92
Contributions (c)	3	1	—	4
Other	1	—	—	1
Balance at March 31, 2016	$1,701	$(5)	$—	$1,696

(a)
As the result of the reassessment performed, we deconsolidated RGS causing the derecognition of noncontrolling interest and an opening equity impact totaling $86 million. The cumulative effect to opening equity of $2 million related to the difference in earnings under the equity method of accounting in prior periods.

(b)	Represents cash distributions declared and paid during the three months ended March 31, 2016 relating to the fourth quarter of 2015.

(c)
Includes Tesoro and TLGP contributions to the Partnership primarily related to reimbursements for capital spending pursuant predominantly to the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement.

NET EARNINGS PER UNIT. We use the two-class method when calculating the net earnings per unit applicable to limited partners, because we have more than one participating security. At March 31, 2016, our participating securities consist of common units, general partner units and IDRs. Net earnings earned by the Partnership are allocated between the common and general partners in accordance with our partnership agreement. We base our calculation of net earnings per unit on the weighted average number of common limited partner units outstanding during the period.

Diluted net earnings per unit include the effects of potentially dilutive units on our common units, which consist of unvested service and performance phantom units. Distributions less than or greater than earnings are allocated in accordance with our partnership agreement.

Tesoro Logistics LP 2016 | 13

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NET EARNINGS PER UNIT (in millions, except per unit amounts)

	Three Months Ended March 31,
	2016	2015
Net earnings	$92	$70
Net earnings attributable to noncontrolling interest	—	(10)
Net earnings, excluding noncontrolling interest	92	60
General partner’s distributions	(2)	(2)
General partner’s IDRs (a)	(30)	(12)
Limited partners’ distributions on common units	(76)	(56)
Distributions greater than earnings	$(16)	$(10)
General partner’s earnings:
Distributions	$2	$2
General partner’s IDRs (a)	30	12
Total general partner’s earnings	$32	$14
Limited partners’ earnings on common units:
Distributions	$76	$56
Allocation of distributions greater than earnings	(16)	(10)
Total limited partners’ earnings on common units	$60	$46
Weighted average limited partner units outstanding
Common units - basic	93.6	80.3
Common units - diluted	93.6	80.3
Net earnings per limited partner unit:
Common - basic	$0.64	$0.63
Common - diluted	$0.64	$0.63

(a)
IDRs entitle the general partner to receive increasing percentages, up to 50%, of quarterly distributions in excess of $0.3881 per unit per quarter. The amount above reflects earnings distributed to our general partner net of $3 million of IDRs for the three months ended March 31, 2015 waived by TLGP. See Note 12 of our Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion related to IDRs.

CASH DISTRIBUTIONS

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partner unitholders and general partner will receive. The table below summarizes the quarterly distributions related to our quarterly financial results:

QUARTERLY DISTRIBUTIONS

Quarter Ended	Quarterly Distribution Per Unit	Total Cash Distribution including general partner IDRs (in millions)	Date of Distribution	Unitholders Record Date
December 31, 2015	$0.78	$98	February 12, 2016	February 2, 2016
March 31, 2016 (a)	0.81	108	May 13, 2016	May 2, 2016

(a)	This distribution was declared on April 20, 2016 and will be paid on the date of distribution.

14 | Tesoro Logistics LP 2016

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - OPERATING SEGMENTS

Our revenues are derived from three operating segments: Gathering, Processing and Terminalling and Transportation. Our Gathering segment consists of crude oil and natural gas gathering systems in the Bakken Shale/Williston Basin area of North Dakota and Montana and the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming. Our Processing segment consists of four gas processing complexes, including Green River Processing, LLC, which owns one fractionation facility and two gas processing complexes. Our Terminalling and Transportation segment consists of crude oil and refined products terminals and marine terminals, storage facilities for crude oil, refined products and petroleum coke handling, rail-car unloading facilities and pipelines, which transport products and crude oil.

Our revenues are generated from third-party contracts and from commercial agreements we have entered into with Tesoro, under which Tesoro pays us fees for gathering crude oil and natural gas, processing natural gas and distributing, transporting and storing crude oil, refined products, natural gas and natural gas liquids. The commercial agreements with Tesoro are described in greater detail in Note 3 to our Annual Report on Form 10-K for the year ended December 31, 2015. We do not have any foreign operations.

Our operating segments are strategic business units that offer different services in various geographical locations. We evaluate the performance of each segment based on its respective operating income. Certain general and administrative expenses are excluded from segment operating income as they are not directly attributable to a specific operating segment. Identifiable assets are those used by the segment, whereas other assets are principally cash and other assets that are not associated with a specific operating segment.

Tesoro Logistics LP 2016 | 15

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEGMENT INFORMATION RELATED TO CONTINUING OPERATIONS (in millions)

	Three Months Ended March 31,
	2016	2015
Revenues
Gathering:
Affiliate	$22	$26
Third-party	69	51
Total Gathering	91	77
Processing
Affiliate	26	20
Third-party	45	47
Total Processing	71	67
Terminalling and Transportation:
Affiliate	121	102
Third-party	17	17
Total Terminalling and Transportation	138	119
Total Segment Revenues	$300	$263
Segment Operating Income
Gathering	$40	$34
Processing	29	24
Terminalling and Transportation	69	58
Total Segment Operating Income	138	116
Unallocated general and administrative expenses	(12)	(12)
Interest and financing costs, net	(44)	(37)
Equity in earnings of unconsolidated affiliates	4	3
Other income, net	6	—
Net Earnings	$92	$70

Capital Expenditures
Gathering	$25	$51
Processing	5	1
Terminalling and Transportation	11	15
Total Capital Expenditures	$41	$67

16 | Tesoro Logistics LP 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this report to “Tesoro Logistics LP,” “TLLP,” “the Partnership,” “we,” “us” or “our” refer to Tesoro Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless the context otherwise requires, references in this report to “Tesoro” refer collectively to Tesoro Corporation and any of its subsidiaries, other than TLLP, its subsidiaries and its general partner. Unless the context otherwise requires, references in this report to “Predecessor” refer collectively to the acquired assets from Tesoro, and those assets, liabilities and results of operations.

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” section for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.

This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.

BUSINESS STRATEGY AND OVERVIEW

We are a leading full-service logistics company operating primarily in the western and mid-continent regions of the United States. We own and operate over 4,000 miles of crude oil, refined products and natural gas pipelines and 29 crude oil and refined products truck and marine terminals and have over 15 million barrels of storage capacity. In addition, we own and operate four natural gas processing complexes and one fractionation facility. Our assets are categorized into a Gathering segment, a Processing segment and a Terminalling and Transportation segment. For the three months ended March 31, 2016, approximately 56% of our total revenues were derived from Tesoro under various long-term, fee-based commercial agreements, many of which include minimum volume commitments.

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

Tesoro Logistics LP 2016 | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS

Relative to these goals, in 2016, we intend to continue to implement this strategy and have completed or announced plans to:

•
expand our assets on our crude oil gathering and transportation system (the “High Plains System”), located in the Bakken Shale/Williston Basin area of North Dakota and Montana (the “Bakken Region”) in support of third-party demand for transportation services and Tesoro’s increased demand for Bakken crude oil in the mid-continent and west coast refining systems, including:

◦	further expanding crude oil storage and transportation capacity and capabilities of our High Plains Pipeline;

◦	expanding our gathering footprint in the Bakken Region, including crude oil, natural gas and water, to enhance and improve overall basin logistics efficiencies;

◦	adding other origin and destination points on the High Plains System to increase volumes; and

◦	pursuing strategic assets in our footprint including potential acquisition of Tesoro's recently acquired interests in Tesoro Great Plains Midstream, LLC in the Bakken Region.

•
expand and optimize our natural gas gathering and processing assets located in the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming (the “Rockies Region”) including:

◦	increase compression on our systems in the Green River and Vermillion basins to enhance natural gas volumes recovered from existing wells and support potential new drilling activity; and

◦	expand our gathering footprint and increase compression capabilities in the Uinta basin to increase volumes on our gathering systems and through our processing assets.

•	grow our terminalling and transportation business across our Western U.S. footprint through:

◦	increasing our terminalling volumes by expanding capacity and growing our third-party services at certain of our terminals;

◦	optimize Tesoro volumes and grow third-party throughput at our terminalling and transportation assets; and

◦	pursuing strategic assets in our footprint including potential acquisition of Tesoro's recently announced acquisition of the terminalling assets from Flint Hills Resources in Alaska.

CURRENT MARKET CONDITIONS

For over 18 months, the spot prices of the commodities that we handle have declined, including crude oil, natural gas, natural gas liquids and refined products. This is due in part to the rapid growth of global supplies in excess of global demand growth of these commodities. The first quarter provided some stability to these prices and in most cases these markets witnessed higher prices than in the fourth quarter of 2015. A weakened and volatile commodity price environment has created challenges for crude oil and natural gas producers who have modified their drilling and production plans. The U.S. oil and gas drilling rig count has declined while at the same time, improved drilling techniques have increased production per well. In the crude oil and natural gas production basins where we operate, drilling for new wells is potentially not economic for producers to continue at sustained low commodity prices. Some producers have recently announced deferral of completion of existing wells which may further impact production volumes. Lower retail prices and improved economic conditions have led to increased demand for refined products from our downstream refining and marketing customers. In the first full quarter since the lifting of the 40 year old crude oil export ban, we have seen a limited impact to our business, as compared to the fourth quarter of 2015, and continue to expect minimal impact on our business in the short term. We continue to monitor the impact of these changes in market prices and fundamentals on our business in the western United States. Currently, we believe our diversified portfolios of businesses as well as our customers’ minimum volume commitments are sufficient to continue to meet our goals and objectives outlined above. However, if challenging market conditions for producers persist for a sustained period of time, our customers’ financial condition could deteriorate causing non-payment, their potential bankruptcy and project deferrals.

RESULTS OF OPERATIONS

A discussion and analysis of the factors contributing to our results of operations presented below includes the combined financial results of our Predecessor and the consolidated financial results of TLLP for all periods presented. The financial statements of our Predecessor have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessor had been operated as an unaffiliated entity. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting future performance.

18 | Tesoro Logistics LP 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

NON-GAAP MEASURES

Our management uses a variety of financial and operating measures to analyze operating segment performance. Our management also uses additional measures that are known as “non-GAAP” financial measures in its evaluation of past performance and prospects for the future to supplement our financial information presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These measures are significant factors in assessing our operating results and profitability and include earnings before interest, income taxes, loss attributable to Predecessor, and depreciation and amortization expense (“EBITDA”), Adjusted EBITDA and Distributable Cash Flow.

We define adjusted EBITDA as EBITDA plus or minus amounts determined to be “special items” by our management based on their unusual nature and relative significance to earnings in a certain period. We define Distributable Cash Flow as adjusted EBITDA plus or minus amounts determined to be “special items” by our management based on their relative significance to cash flow in a certain period. Special items are presented in detail in our reconciliation of EBITDA to adjusted EBITDA for each period presented. Distributable Cash Flow plus or minus adjustments for the acquisition of noncontrolling interest in connection with that the merger of QEPM with TLLP is defined as “Pro Forma Distributable Cash Flow”. We provide complete reconciliation and discussion of items identified as special items with our presentation of adjusted EBITDA and Distributable Cash Flow. EBITDA, adjusted EBITDA, Distributable Cash Flow and Pro Forma Distributable Cash Flow are not measures prescribed by U.S. GAAP but are supplemental financial measures that are used by management and may be used by external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

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

OPERATING METRICS

Management utilizes the following operating metrics to evaluate performance and compare profitability to other companies in the industry: average revenue per barrel, average revenue per Million British thermal units (“MMBtu”), and average “keep-whole” fee per barrel. There are a variety of ways to calculate average revenue per barrel, average revenue per MMBtu, and average “keep-whole” fee per barrel; other companies may calculate these in different ways. We calculate average revenue per barrel as revenue divided by total throughput (barrels). We calculate average revenue per MMBtu as revenue divided by total throughput (MMBtu). We calculate average “keep-whole” fee per barrel as revenue divided by total throughput (barrels).

The following table and discussion is a summary of our results of operations for the three months ended March 31, 2016 and 2015, including a reconciliation of EBITDA and adjusted EBITDA to net earnings and net cash from operating activities and Distributable Cash Flow to net earnings (in millions, except per unit amounts). Our financial results may not be comparable as our Predecessor did not record revenues with Tesoro. We recorded general and administrative expenses and financed operations differently than the Partnership. See “Factors Affecting the Comparability of Our Financial Results” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Tesoro Logistics LP 2016 | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS

CONSOLIDATED RESULTS

SUMMARY (In millions, except per unit amounts)

	Three Months Ended March 31,
	2016	2015
Revenues
Gathering	$91	$77
Processing	71	67
Terminalling and Transportation (a)	138	119
Total Revenues	300	263
Costs and Expenses
Operating and maintenance expenses (b)	105	90
General and administrative expenses	24	25
Depreciation and amortization expenses	44	44
Net loss on asset disposals and impairments	1	—
Total Costs and Expenses	174	159
Operating Income	126	104
Interest and financing costs, net	(44)	(37)
Equity in earnings of unconsolidated affiliates	4	3
Other income, net (c)	6	—
Net Earnings	$92	$70

Loss attributable to Predecessor	$—	$4
Net earnings attributable to noncontrolling interest	—	(10)
Net Earnings Attributable to Partners	92	64
General partner’s interest in net earnings, including incentive distribution rights	(32)	(14)
Limited Partners’ Interest in Net Earnings	$60	$50

Net Earnings per Limited Partner Unit:
Common - basic	$0.64	$0.63
Common - diluted	$0.64	$0.63

Weighted Average Limited Partner Units Outstanding:
Common units - basic	93.6	80.3
Common units - diluted	93.6	80.3

20 | Tesoro Logistics LP 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three Months Ended March 31,
	2016	2015
Reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net Earnings:
Net earnings	$92	$70
Loss attributable to Predecessor	—	4
Depreciation and amortization expenses, net of Predecessor expense	44	44
Interest and financing costs, net of capitalized interest	44	37
EBITDA	180	155
Legal settlements (c)	(6)	—
Billing of deficiency payments (d)	—	13
Adjusted EBITDA	174	168
Interest and financing costs, net	(44)	(37)
Maintenance capital expenditures (e)	(10)	(10)
Other adjustments for noncontrolling interest (f)	—	(8)
Net earnings attributable to noncontrolling interest (f)	—	(10)
Reimbursement for maintenance capital expenditures (e)	4	1
Other non-cash operating activities	11	7
Distributions from unconsolidated affiliates in excess of earnings (f)	7	1
Distributable Cash Flow	142	112
Pro forma adjustment for acquisition of noncontrolling interest (g)	—	17
Pro Forma Distributable Cash Flow	$142	$129

Reconciliation of EBITDA to Net Cash from Operating Activities:
Net cash from operating activities	$161	$148
Interest and financing costs, net	44	37
Changes in assets and liabilities	(11)	(32)
Other non-cash operating activities	(13)	(4)
Predecessor impact	—	6
Net loss on asset disposals and impairments	(1)	—
EBITDA	$180	$155

(a)
Our Predecessor did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment for assets acquired in the acquisitions from Tesoro prior to the effective date of each acquisition.

(b)
Operating and maintenance expenses include net imbalance settlement gains of $1 million and $2 million for the three months ended March 31, 2016 and 2015, respectively. Also includes reimbursements primarily related to pressure testing and repairs and maintenance costs pursuant to the Amended Omnibus Agreement of $6 million for each of the three months ended March 31, 2016 and 2015.

(c)
Includes gain recognized on settlement of the Questar Gas Company litigation, which closed the dispute on the annual calculation of the natural gas gathering rate further discussed at Note 6 of our condensed combined financial statements.

(d)
During the three months ended March 31, 2015, we invoiced customers $13 million for deficiency payments related to opening balance sheet accounts receivable for the natural gas business acquired in 2014.

(e)
Maintenance capital expenditures include tank restoration costs and expenditures required to ensure the safety, reliability, integrity and regulatory compliance of our assets. Maintenance capital expenditures included in the Distributable Cash Flow calculation are presented net of Predecessor amounts.

(f)
Other adjustments for noncontrolling interest represent cash distributions less than our controlling interest in income and depreciation as well as other adjustments for depreciation and maintenance capital expenditures applicable to the noncontrolling interest. As a result of the deconsolidation of Rendezvous Gas Services, L.L.C. (“RGS”) as of January 1, 2016, we no longer have noncontrolling interest amounts reflected in our financial statements. Changes to the prior period presentation of results and other financial information are not required and have not been made. For the three months ended March 31, 2016, cash and non-cash amounts associated with RGS are reflected in equity in earnings of unconsolidated affiliates in our condensed statement of consolidated operations in addition to the Distributable Cash Flow adjustment for distributions from unconsolidated affiliates in excess of earnings. There was no impact to Distributable Cash Flow for the three months ended March 31, 2016 as a result of the deconsolidation.

(g)	Reflects the adjustment to include the noncontrolling interest in QEPM as controlling interest based on the pro forma assumption that the merger of QEPM with TLLP occurred on January 1, 2015.

Tesoro Logistics LP 2016 | 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED MARCH 31, 2016 VERSUS MARCH 31, 2015

OVERVIEW. Our net earnings for the three months ended March 31, 2016 (“2016 Quarter”) increased $22 million to $92 million from $70 million for the three months ended March 31, 2015 (“2015 Quarter”).

REVENUES. The increase in revenue of $37 million, or 14%, to $300 million was driven primarily by the crude oil and refined product storage and pipeline assets in Los Angeles, California (the “LA Storage and Handling Assets”) purchased from Tesoro in November 2015. In addition, revenue increases were driven by higher crude oil gathering throughput on the Tesoro High Plains Pipeline, increased gas gathering rates and increased “keep-whole” processing throughput.

OPERATING AND MAINTENANCE EXPENSES. Operating expenses increased $15 million to $105 million in the 2016 Quarter compared to the 2015 Quarter primarily due to the impact of the deconsolidation of RGS as certain amounts are no longer being eliminated in consolidation and higher pipeline throughput costs associated with the LA Storage and Handling Assets.

INTEREST AND FINANCING COSTS, NET. Net interest and financing costs increased $7 million, primarily related to borrowings on the secured dropdown credit facility (the “Dropdown Credit Facility”) related to the acquisition of the LA Storage and Handling Assets and write-off of debt issuance costs in connection with debt transactions as discussed in the “Capital Resources and Liquidity” section.

OTHER INCOME, NET. The 2016 Quarter includes a settlement gain of $6 million related to the legal settlement discussed further in Part II, Item 1 of this Quarterly Report on Form 10-Q.

SEGMENT RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2016 VERSUS THREE MONTHS ENDED MARCH 31, 2015

GATHERING SEGMENT

Our Gathering segment consists of crude oil, natural gas and produced water gathering systems in the Bakken Region and the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming (the “Rockies Region”). Our High Plains System, located in the Bakken Region, gathers and transports crude oil from various production locations in this area for transportation to Tesoro’s North Dakota refinery and other destinations in the Bakken Region, including export rail terminals and pipelines. Our natural gas gathering systems include the gathering systems of our equity method investments. In addition, we own four gathering systems and two pipelines regulated by the Federal Energy Regulatory Commission through, which we provide natural gas and crude oil transportation services.

22 | Tesoro Logistics LP 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

GATHERING SEGMENT OPERATING RESULTS (in millions, except volumes, revenue per barrel and revenue per MMBtu amounts)

	Three Months Ended March 31,
	2016	2015
Revenues
Gas gathering revenues	$43	$36
Crude oil gathering pipeline revenues	35	27
Crude oil gathering trucking revenues	9	14
Other revenues	4	—
Total Revenues	91	77
Costs and Expenses
Operating and maintenance expenses (a)	32	23
General and administrative expenses	3	3
Depreciation and amortization expenses	15	17
Loss on asset disposals and impairments	1	—
Total Costs and Expenses	51	43
Gathering Segment Operating Income	$40	$34
Volumes
Gas gathering throughput (thousands of MMBtu/d) (b)	903	1,020
Average gas gathering revenue per MMBtu (b)	$0.53	$0.39
Crude oil gathering pipeline throughput (Mbpd)	216	156
Average crude oil gathering pipeline revenue per barrel	$1.78	$1.95
Crude oil gathering trucking volume (Mbpd)	29	46
Average crude oil gathering trucking revenue per barrel	$3.27	$3.23

(a)
Operating and maintenance expenses include imbalance settlement gain of $1 million for the three months ended March 31, 2015. In addition, the three months ended March 31, 2015 contain $6 million in fees paid by us to Rendezvous Gas Services, L.L.C. (“RGS”) for volumes attributable to our operations that were eliminated in consolidation. However, those fees are no longer eliminated as a result of the deconsolidation of RGS as of January 1, 2016. Fees paid by us to RGS for the three months ended March 31, 2016 that were not eliminated were $7 million.

(b)
Prior to the deconsolidation of the RGS as of January 1, 2016, fees paid by us to RGS were eliminated upon consolidation and third-party transactions, including revenue and throughput volumes, were included in our results of operations. Third party volumes associated with RGS, included in gas gathering volume for the three months ended March 31, 2015, were 146 thousand MMBtu/d and reduced our average gas gathering revenue per MMBtu by $0.05. RGS had third party gas gathering volumes of 126 thousand MMBtu/d for the three months ended March 31, 2016. These volumes are no longer included in our operational data.

VOLUMES. Average crude oil gathering pipeline throughput volumes increased 60 thousand barrel per day (“Mbpd”), or 38%, in the 2016 Quarter as a result of projects to expand the pipeline gathering system and interconnections with additional origin and destinations. Crude oil gathering trucking volumes decreased 17 Mbpd, or 37%, during the 2016 Quarter as more volumes were gathered via pipeline on to our High Plains Pipeline. The decrease in gas gathering throughput volumes of 117 thousand MMBtu/d, or 11% in the 2016 Quarter as compared to the 2015 Quarter is driven by the deconsolidation of RGS.

FINANCIAL RESULTS. Gathering revenues increased $14 million, or 18%, to $91 million for the 2016 Quarter compared to $77 million in the 2015 Quarter primarily due to higher crude oil pipeline throughput on our High Plains Pipeline and higher recognized gas gathering rates and gas gathering throughput, excluding the RGS deconsolidation impact. Partially offsetting the increase in gas gathering and crude oil gathering pipeline revenues were decreases in crude oil gathering trucking revenues due to lower volumes in the 2016 Quarter relative to the 2015 Quarter due to increased usage of the High Plains Pipeline in lieu of trucking.

Operating and maintenance expenses increased $9 million, or 39%, to $32 million in the 2016 Quarter compared to $23 million in the 2015 Quarter primarily related to the presentation of $7 million in costs paid to RGS that were eliminated for all periods prior to the deconsolidation as of January 1, 2016 and a $3 million accrual for the anticipated settlement of historical right-of-way disputes, which will be reimbursed by Tesoro pursuant to its pipeline transportation agreement with us.

Tesoro Logistics LP 2016 | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

PROCESSING SEGMENT

PROCESSING SEGMENT OPERATING RESULTS (in millions, except MMBtu/d, bpd and revenue per MMBtu and fee per barrel)

	Three Months Ended March 31,
	2016	2015
Revenues
NGLs processing revenues	$26	$20
Fee-based processing revenues	26	29
Other processing revenues	19	18
Total Revenues	71	67
Costs and Expenses
Operating and maintenance expenses	31	30
General and administrative expenses	—	2
Depreciation and amortization expenses	11	11
Total Costs and Expenses	42	43
Processing Segment Operating Income	$29	$24
Volumes
NGLs processing throughput (Mbpd)	8	7
Average “keep-whole” fee per barrel of NGLs	$35.08	$31.84
Fee-based processing throughput (thousands of MMBtu/d)	675	689
Average fee-based processing revenue per MMBtu	$0.43	$0.46

VOLUMES. Fee-based processing volumes decreased 14 thousand MMBtu/d, or 2%, to 675 thousand MMBtu/d in the 2016 Quarter. Average NGLs processing volumes increased 1 Mbpd, or 14%, to 8 Mbpd in the 2016 Quarter as a result of higher production of gas from keep-whole customers combined with increased optimization of our processing facilities, partially offset by decreased production of fee-based gas customers.

FINANCIAL RESULTS. Processing revenues increased $4 million, or 6%, to $71 million for the 2016 Quarter compared to $67 million in the 2015 Quarter primarily due to an increase in the average keep-whole processing fee per barrel of NGLs as well as the increase in the processing volumes. Partially offsetting the increases in keep-whole processing were decreases in the fee-based processing as the average fee-based processing revenue per MMBtu and volumes declined in the 2016 Quarter compared to the 2015 Quarter.

TERMINALLING AND TRANSPORTATION SEGMENT

Our Terminalling and Transportation segment consists of regulated common carrier refined products pipeline systems, crude oil and refined products terminals and storage facilities, a rail-car unloading facility, a petroleum coke handling and storage facility and other pipelines, which transport products and crude oil from Tesoro’s refineries to nearby facilities.

24 | Tesoro Logistics LP 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

TERMINALLING AND TRANSPORTATION SEGMENT OPERATING RESULTS (in millions, except barrel and per barrel amounts)

	Three Months Ended March 31,
	2016	2015
Revenues (a)
Terminalling revenues	$108	$90
Pipeline transportation revenues	30	29
Total Revenues	138	119
Costs and Expenses
Operating and maintenance expenses (b)	42	37
General and administrative expenses	9	8
Depreciation and amortization expenses	18	16
Total Costs and Expenses	69	61
Terminalling and Transportation Segment Operating Income	$69	$58
Volumes
Terminalling throughput (Mbpd)	907	918
Average terminalling revenue per barrel	$1.31	$1.10
Pipeline transportation throughput (Mbpd)	824	818
Average pipeline transportation revenue per barrel	$0.40	$0.39

(a)	Our Predecessor did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment prior to the effective date of the acquisition of the LA Storage and Handling Assets.

(b)	Operating and maintenance expenses include imbalance settlement gains of $1 million for both the three months ended March 31, 2016 and 2015, respectively.

VOLUMES. Terminalling throughput volumes and pipeline transportation throughput volumes declined slightly in the 2016 Quarter compared to the 2015 Quarter due primarily to maintenance downtime at our customers’ refineries.

FINANCIAL RESULTS. Revenues increased $19 million, or 16%, to $138 million in the 2016 Quarter compared to $119 million in the 2015 Quarter primarily as a result of the commercial storage agreements executed with Tesoro in connection with the LA Storage and Handling Asset acquisition.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

Our primary cash requirements relate to funding capital expenditures, meeting operational needs and paying distributions to our unitholders. We expect our ongoing sources of liquidity to include cash generated from operations, reimbursement for certain maintenance and expansion expenditures, borrowings under the secured revolving credit facility (the “Revolving Credit Facility”), the Dropdown Credit Facility and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital, long-term capital expenditure, acquisition and debt servicing requirements and allow us to fund at least the minimum quarterly cash distributions.

Tesoro Logistics LP 2016 | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

CAPITALIZATION

CAPITAL STRUCTURE (in millions)

Debt principal, including current maturities:	March 31, 2016	December 31, 2015
Credit Facilities	$535	$555
Senior Notes	2,320	2,320
Capital lease obligations	8	8
Total Debt	2,863	2,883
Unamortized Issuance Costs (a)	(42)	(39)
Debt, Net of Unamortized Issuance Costs	2,821	2,844
Total Equity	1,696	1,778
Total Capitalization	$4,517	$4,622

(a)	Includes unamortized premium associated with our 5.875% Senior Notes due 2020 of $4 million at both March 31, 2016 and December 31, 2015.

EQUITY OVERVIEW

Our partnership agreement authorizes us to issue an unlimited number of additional partnership securities on the terms and conditions determined by our general partner without the approval of the unitholders. Costs associated with the issuance of securities are allocated to all unitholders’ capital accounts based on their ownership interest at the time of issuance.

ATM PROGRAM. On August 24, 2015, we filed a prospectus supplement to our shelf registration statement filed with the Securities and Exchange Commission (“SEC”) on August 6, 2015, authorizing the continuous issuance of up to an aggregate of $750 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). During the three months ended March 31, 2016, we issued an aggregate of 103,748 common units under our ATM Program, generating proceeds of approximately $5 million, before issuance costs. We paid fees of less than $0.1 million related to the issuance of units under this program for the three months ended March 31, 2016. The net proceeds from sales under the ATM Program will be used for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

DEBT OVERVIEW AND AVAILABLE LIQUIDITY

Our secured Revolving Credit Facility, secured Dropdown Credit Facility and Senior Notes due 2019, 2020, 2021 and 2022 contain covenants that may, among other things, limit or restrict our ability (as well as the ability of our subsidiaries) to engage in certain activities. There have been no changes in these covenants from those described in the Annual Report on 10-K for the year ended December 31, 2015. We do not believe that these limitations will restrict our ability to pay distributions. Additionally, our secured Revolving Credit Facility and secured Dropdown Credit Facility contain covenants that require us to maintain certain interest coverage and leverage ratios. We submit compliance certifications to the bank quarterly, and we were in compliance with our debt covenants as of March 31, 2016.

AVAILABLE CAPACITY UNDER OUR CREDIT FACILITIES (in millions)

	Total Capacity	Amount Borrowed as of March 31, 2016	Available Capacity	Weighted Average Interest Rate	Expiration
Revolving Credit Facility	$600	$285	$315	2.76%	January 29, 2021
Dropdown Credit Facility	1,000	250	750	2.70%	January 29, 2021
Total Credit Facilities	$1,600	$535	$1,065

26 | Tesoro Logistics LP 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

EXPENSES AND FEES OF OUR CREDIT FACILITIES

Credit Facility	30 day Eurodollar (LIBOR) Rate at March 31, 2016	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Revolving Credit Facility (a)	0.44%	2.25%	3.50%	1.25%	0.38%
Dropdown Credit Facility (a)	0.44%	2.26%	3.50%	1.26%	0.38%

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

DEBT REPAYMENTS. On February 3, 2016, we paid the full amount of the Unsecured Term Loan Facility, including accrued interest, with proceeds drawn from the secured Dropdown Credit Facility. All commitments under the Unsecured Term Loan Facility were terminated effective with the repayment.

EXCHANGE OFFER. On February 26, 2016, the Partnership commenced an offer to exchange (the “Exchange”) its existing unregistered 5.50% Senior Notes due 2019 (“2019 Notes”) and 6.25% Senior Notes due 2022 (“2022 Notes”)(together, “Unregistered Notes”) for an equal principal amount of 5.50% Senior Notes due 2019 and 6.25% Senior Notes due 2022 (the “Exchange Notes”), respectively, that were registered under the Securities Act of 1933, as amended. On April 14, 2016, the Exchange was completed for all of the 2019 Notes and substantially all of the 2022 Notes. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the Unregistered Notes for which they were exchanged, except that the Exchange Notes generally are not subject to transfer restrictions. The Exchange fulfills all of the requirements of the registration rights agreements for the Unregistered Notes.

SOURCES AND USES OF CASH

COMPONENTS OF CASH FLOWS (in millions)

	Three Months Ended March 31,
	2016	2015
Cash Flows From (Used In):
Operating Activities	$161	$148
Investing Activities	(58)	(84)
Financing Activities	(115)	(67)
Decrease in Cash and Cash Equivalents	$(12)	$(3)

OPERATING ACTIVITIES. Net cash from operating activities increased $13 million to $161 million in the 2016 Quarter compared to $148 million for the 2015 Quarter. The increase in cash from operations was primarily driven by the increase in net earnings of $22 million from the 2015 Quarter to the 2016 Quarter and a $12 million impact of non-cash items. These increases were partially offset by the change in working capital.

INVESTING ACTIVITIES. Net cash used in investing activities for the 2016 Quarter decreased $26 million to $58 million compared to $84 million in the 2015 Quarter. The decrease related to this outflow was a result of higher capital expenditures in the 2015 Quarter including spending related to the construction of the Connolly Gathering System, the second phase of the Bakken area storage hub, and various projects on our Southern California distribution system. See “Capital Expenditures” below for a discussion of the various maintenance and growth projects in the 2016 Quarter.

FINANCING ACTIVITIES. Net cash used in financing activities for the 2016 Quarter was $115 million compared to $67 million for the 2015 Quarter. We paid higher quarterly cash distributions totaling $98 million during the 2016 Quarter compared to quarterly cash distributions totaling $70 million paid in the 2015 Quarter. We paid down $20 million of net borrowings under our secured Revolving Credit Facility during the 2016 Quarter. In addition, $250 million of borrowings under our secured Dropdown Credit Facility were used to pay off the Unsecured Term Loan Facility.

Tesoro Logistics LP 2016 | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

CAPITAL EXPENDITURES

The Partnership’s operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations and to maintain assets and ensure regulatory compliance. Growth capital expenditures include expenditures to purchase or construct new assets and to expand existing facilities or services that may increase throughput capacity on our pipelines, in our terminals and at our processing facilities, increase storage capacity, increase well connections and compression as well as other services at our facilities. Maintenance capital expenditures include expenditures required to maintain equipment reliability and integrity and to ensure regulatory compliance. Actual and estimated amounts described below include amounts representing capitalized interest and labor. Our capital expenditures are funded primarily with cash generated from operations, reimbursements for certain growth and maintenance capital expenditures, borrowings under our revolving credit facilities and issuances of additional debt and equity securities, as needed.

During the 2016 Quarter, we spent $31 million, net of $1 million in reimbursements from entities including Tesoro, on growth capital projects and $6 million, net of $3 million in reimbursements from entities including Tesoro, on maintenance capital projects. Cost estimates for projects currently in process or under development are subject to further review, analysis and permitting requirements, which may result in revisions to our current spend estimates.

TLLP's expected 2016 capital expenditures are currently forecasted to total $275 million, or $300 million offset by expected reimbursements of $25 million primarily for maintenance capital expenditures. Our revised capital spending estimate reflects the deferral of several discretionary projects and delays in several growth projects in both the Rockies and Bakken regions attributed to low commodity prices and our current view of spending related to the Los Angeles Refinery Interconnect Pipeline System.

MAJOR GROWTH CAPITAL PROJECTS IN PROCESS OR UNDER DEVELOPMENT (in millions)

	Total Project Expected Capital Expenditures	Actual 2016 Capital Expenditures
Completed:
Bakken Area Storage Hub (a)	$30	$3
In Process:
Uinta Compression (b)	$60	$12
High Plains Pipeline Expansion (c)	30	2
Terminal Expansions (d)	30	1
Under Development:
Los Angeles Refinery Interconnect Pipeline System (e)	$200	$—

(a)
The construction of the second phase of the Bakken Area Storage Hub provides storage for the Bakken region with tanks located in two strategic areas of the basin. With its completion, storage capacity has grown to over 1 million barrels of capacity.

(b)	Projects to increase compression for our Uinta natural gas gathering systems and expand our gathering system in the Uinta basin.

(c)
Projects to expand crude oil gathering throughput capacity on the High Plains Pipeline in McKenzie County, North Dakota. Part of this planned expansion is no longer necessary, as a result of Tesoro’s recent acquisition of Great Northern Midstream, which we expect to be offered to us in the second half of 2016.

(d)	Projects to increase the throughput capacity and service capabilities at our refined products terminals.

(e)
The pipeline interconnect project at the Los Angeles refinery is designed to improve the flexibility of gasoline and diesel yields and reduce carbon dioxide emissions. The proposed project is subject to final Board of Directors approval, project scoping, engineering and regulatory approval.

28 | Tesoro Logistics LP 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

DISTRIBUTIONS

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partner unitholders and general partner will receive.

QUARTERLY DISTRIBUTIONS

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution including general partner incentive distribution rights (in millions)	Date of Distribution	Unitholders Record Date
December 31, 2015	$0.78	$3.12	$98	February 12, 2016	February 2, 2016
March 31, 2016 (a)	0.81	3.24	108	May 13, 2016	May 2, 2016

(a)	This distribution was declared on April 20, 2016 and will be paid on the date of distribution.

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

Future expenditures may be required to comply with the federal, state and local environmental requirements for our various sites, including our storage facilities, pipelines, gas processing complexes and refined products terminals. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our liquidity, financial position or results of operations. See Note 6 to our condensed combined consolidated financial statements for additional information regarding environmental regulation and Tesoro indemnification. See our discussion of the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement in Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the indemnification of certain environmental matters provided to us by Tesoro and discussion of other certain environmental obligations.

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

Tesoro Logistics LP 2016 | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

•	a material decrease in the crude oil and natural gas produced in the Bakken Shale/Williston Basin area of North Dakota and Montana;

•	a material decrease in the natural gas and crude oil produced in the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming;

•	the ability of our key customers, including Tesoro, to remain in compliance with the terms of their outstanding indebtedness;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	changes in the cost or availability of third-party vessels, pipelines and other means of delivering and transporting crude oil, feedstocks, natural gas, natural gas liquids and refined products;

•	the coverage and ability to recover claims under our insurance policies;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	the timing and extent of changes in commodity prices and demand for refined products, natural gas and NGLs;

•	changes in our cash flow from operations;

•	impact of QEP Resources’ and Questar Gas Company’s failure to perform under the terms of our gathering agreements as they are our largest customers in TLLP’s natural gas business;

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

30 | Tesoro Logistics LP 2016

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of financial loss arising from adverse changes in market rates and prices. As we do not own the refined products, natural gas or crude oil that are shipped through our pipelines, distributed through our terminals or held in our storage facilities we have minimal direct exposure to risks associated with fluctuating commodity prices. In addition, our commercial agreements with Tesoro are indexed for inflation and contain fuel surcharge provisions that are designed to substantially mitigate our exposure to increases in diesel fuel prices and the cost of other supplies used in our business. Our exposure to commodity price risk related to imbalance gains and losses or to diesel fuel or other supply costs are currently not expected to be material to our financial position and we do not intend to hedge our exposure.

We bear a limited degree of commodity price risk with respect to our gathering contracts. Specifically, pursuant to our contracts, we retain and sell condensate that is recovered during the gathering of natural gas. Thus, a portion of our revenue is dependent on the price received for the condensate. Condensate historically sells at a price representing a slight discount to the price of crude oil. We consider our exposure to commodity price risk associated with these arrangements to be minimal based on the amount of revenues generated under these arrangements compared to our overall revenues. We do not enter into commodity derivative instruments because of the minimal impact of commodity price risk on our liquidity, financial position and results of operations. Assuming all other factors remained constant, a $1 change in condensate pricing, based on our quarter-to-date average throughput, would be less than $0.1 million on an annual basis. This analysis may differ from actual results.

We process gas for certain producers under “keep-whole” processing agreements. Under a “keep-whole” agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a British thermal unit content equivalent to the NGLs removed. We have entered into an agreement with Tesoro (“Keep-Whole Agreement”) to transfer the market risk associated with the purchase of natural gas. The Keep-Whole Amendment provides that the service fees payable for incremental volumes of NGLs above 315,000 gallons per day will be a mutually agreed upon fee. See Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2015, for additional information on our Keep-Whole Agreement.

INTEREST RATE RISK

Our use of debt directly exposes us to interest rate risk. Variable-rate debt, such as borrowings under our Revolving Credit Facility and Dropdown Credit Facility, exposes us to short-term changes in market rates that impact our interest expense. Fixed rate debt, such as our Senior Notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to rates higher than the current market. The fair value of our fixed rate debt was estimated using quoted market prices. The carrying value and fair value of our debt were both approximately $2.9 billion as of March 31, 2016. The carrying value and fair value of our debt were approximately $2.9 billion and $2.8 billion at December 31, 2015, respectively. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. With all other variables constant, a 0.25% change in the interest rate associated with the borrowings outstanding under our Revolving Credit Facility or Dropdown Credit Facility at March 31, 2016, would change annual interest expense by less than $1 million for both facilities. As of March 31, 2016, we had $285 million and $250 million of borrowings under our Revolving Credit Facility and Dropdown Credit Facility, respectively. Any change in interest rates would affect cash flows, but not the fair value of the debt we incur under our Revolving Credit Facility and Dropdown Credit Facility.

We do not currently have in place any hedges or forward contracts to reduce our exposure to interest rate risks; however, we continue to monitor the market and our exposure, and may enter into these transactions in the future. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable Securities and Exchange Commission rules) during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect these controls.

Tesoro Logistics LP 2016 | 31

CONTROLS AND PROCEDURES

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

32 | Tesoro Logistics LP 2016

LEGAL PROCEEDINGS AND RISK FACTORS

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. Although we cannot provide assurance, we believe that an adverse resolution of the matters described below will not have a material impact on our liquidity, consolidated financial position, or results of operations.

TIOGA, NORTH DAKOTA CRUDE OIL PIPELINE RELEASE. In September 2013, the Partnership responded to the release of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted to restore the site for agricultural use. We have liabilities totaling $23 million and $27 million at March 31, 2016 and December 31, 2015, respectively. This incident was covered by our pollution legal liability insurance policy, subject to a $1 million deductible and a $25 million loss limit. Pursuant to this policy, we have received all insurance recoveries related to the Crude Oil Pipeline Release as of December 31, 2015. The estimated remediation costs of $66 million exceeded our policy loss limit by $41 million as of December 31, 2015.

On March 24, 2016, we received a closure letter from the U.S. Department of Transportation, through the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) concerning PHMSA’s October 31, 2013 safety order related to the Crude Oil Pipeline Release. No further action is required to comply with the safety order.

QUESTAR GAS COMPANY V. QEP FIELD SERVICES COMPANY. Prior to the acquisition of all of the limited liability company interests of QEP Field Services, LLP (“QEPFS”), QEPFS’ former affiliate, Questar Gas Company (“QGC”) and its affiliate Wexpro, filed a complaint on May 1, 2012, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, and an accounting and declaratory judgment related to a 1993 gathering agreement (the “1993 Agreement”) executed when the parties were affiliates. TLLP agreed to indemnify QEP Field Services Company for this claim under the acquisition agreement for QEPFS. Under the 1993 Agreement, certain of TLLP’s systems provide gathering services to QGC charging an annual gathering rate, which is based on the cost of service calculation. QGC disputed the annual calculation of the gathering rate, which has been calculated in the same manner since 1998, without objection by QGC. As a result of the rulings through the date of our acquisition of QEPFS, TLLP assumed a $21 million liability for estimated damages. On March 22, 2016, the parties in this dispute entered into a settlement and release agreement resolving all remaining issues and associated counter claims in exchange for Tesoro Logistics LP’s (“TLLP”) payment of $15 million.

XTO ENERGY INC. V. QEP FIELD SERVICES COMPANY. XTO Energy Inc. (“XTO”) filed a complaint on January 30, 2014, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment and an accounting and declaratory judgment related to a 2010 gas processing agreement (the “XTO Agreement”). TLLP processes XTO’s natural gas on a firm basis under the XTO Agreement. The XTO Agreement requires TLLP to transport, fractionate and market XTO’s natural gas liquids derived from XTO’s processed gas. XTO is seeking monetary damages related to TLLP’s allocation of charges related to XTO’s share of natural gas liquid transportation, fractionation and marketing costs associated with shortfalls in contractual firm processing volumes. On March 29, 2016, the parties entered into a settlement and release agreement related to payments withheld by XTO unrelated to the allocation of charges they are challenging. Under the settlement and release agreement, XTO agreed to pay all historical undisputed charges by April 15, 2016 less the $22 million of allocated charges they are challenging, and to thereafter tender all similar undisputed charges timely. On April 15, 2016, XTO remitted a $21 million settlement payment related to all undisputed amounts.

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Tesoro Logistics LP 2016 | 33

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND EXHIBITS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES BY TESORO LOGISTICS LP OF ITS COMMON STOCK

Period	Total Number of Units Purchased (a)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Remaining at Period End Under the Plan or Programs (in millions)
January 2016	23,456	$40.44	—	$—
February 2016	—	$—	—	$—
March 2016	—	$—	—	$—
Total	23,456		—

(a)
The entire 23,456 units were acquired from employees during the first quarter of 2016 to satisfy tax withholding obligations in connection with the vesting of performance phantom unit awards issued to them.

ITEM 6. EXHIBITS

(a)Exhibits

Exhibit Number	Description of Exhibit

*10.1
Amendment No. 2 to Secondment and Logistics Services Agreement, dated as of March 31, 2016, among Tesoro Refining & Marketing Company LLC, Tesoro Companies Inc., Tesoro Alaska Company LLC, Tesoro Great Plains Midstream LLC, Tesoro Great Plains Gathering and Marketing LLC, BakkenLink Pipeline LLC, ND Land Holdings LLC, Tesoro Alaska Terminals LLC, Tesoro Logistics GP LLC, Tesoro Logistics Operations LLC, Tesoro Logistics Pipelines LLC, Tesoro High Plains Pipeline Company LLC, Tesoro Logistics Northwest Pipeline LLC, Tesoro Alaska Pipeline Company LLC, QEP Field Services LLC, QEP Midstream Partners Operating LLC, QEPM Gathering I LLC, Rendezvous Pipeline Company LLC, and Green River Processing LLC.

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Submitted electronically herewith

34 | Tesoro Logistics LP 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TESORO LOGISTICS LP

		By:	Tesoro Logistics GP, LLC
Its general partner

Date:	May 5, 2016	By:	/s/ GREGORY J. GOFF
Gregory J. Goff
Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2016	By:	/s/ STEVEN M. STERIN
Steven M. Sterin
Vice President and Chief Financial Officer
(Principal Financial Officer)

Tesoro Logistics LP 2016 | 35