Form 10-Q
period 2016-06-30
TESORO LOGISTICS LP
filed 2016-08-04
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

There were 101,081,387 common units and 2,062,890 general partner units of the registrant outstanding at July 28, 2016.

TABLE OF CONTENTS

TESORO LOGISTICS LP
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

2 | Tesoro Logistics LP 2016

FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF COMBINED CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except per unit amounts)
Revenues
Affiliate	$168	$154	$337	$302
Third-party	125	121	256	236
Total Revenues	293	275	593	538
Costs and Expenses
Operating and maintenance expenses	108	110	220	208
Imbalance settlement gains and reimbursements	(6)	(11)	(13)	(19)
General and administrative expenses	22	28	46	53
Depreciation and amortization expenses	44	44	88	88
Net loss on asset disposals and impairments	—	—	1	—
Total Costs and Expenses	168	171	342	330
Operating Income	125	104	251	208
Interest and financing costs, net	(45)	(38)	(89)	(75)
Equity in earnings of unconsolidated affiliates	3	1	7	4
Other income, net	—	—	6	—
Net Earnings	$83	$67	$175	$137

Loss attributable to Predecessor	$—	$5	$—	$9
Net earnings attributable to noncontrolling interest	—	(6)	—	(16)
Net Earnings Attributable to Partners	83	66	175	130
General partner’s interest in net earnings, including incentive distribution rights	(36)	(17)	(68)	(31)
Limited Partners’ Interest in Net Earnings	$47	$49	$107	$99

Net Earnings per Limited Partner Unit:
Common - basic	$0.48	$0.60	$1.12	$1.23
Common - diluted	$0.48	$0.60	$1.12	$1.23

Weighted Average Limited Partner Units Outstanding:
Common units - basic	95.2	80.7	94.4	80.5
Common units - diluted	95.2	80.8	94.4	80.6

Cash Distributions Paid Per Unit	$0.8100	$0.6950	$1.5900	$1.3625

See accompanying notes to condensed combined consolidated financial statements.

Tesoro Logistics LP 2016 | 3

FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(In millions, except unit amounts)
ASSETS
Current Assets
Cash and cash equivalents	$682	$16
Receivables, net
Trade	115	139
Affiliate	91	85
Prepayments and other	23	12
Total Current Assets	911	252
Net Property, Plant and Equipment	3,086	3,450
Acquired Intangibles, net	962	976
Goodwill	117	130
Investment in Unconsolidated Affiliates	345	58
Other Noncurrent Assets	29	26
Total Assets	$5,450	$4,892

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Trade	$57	$83
Affiliate	40	48
Accrued interest and financing costs	37	31
Other current liabilities	42	59
Total Current Liabilities	176	221
Debt, Net of Unamortized Issuance Costs	3,218	2,844
Other Noncurrent Liabilities	46	49
Total Liabilities	3,440	3,114
Commitments and Contingencies (Note 6)
Equity
Common unitholders; 100,691,105 units issued and outstanding (93,478,326 in 2015)	2,006	1,707
General partner; 1,900,515 units issued and outstanding (1,900,515 in 2015)	4	(13)
Noncontrolling interest	—	84
Total Equity	2,010	1,778
Total Liabilities and Equity	$5,450	$4,892

See accompanying notes to condensed combined consolidated financial statements.

4 | Tesoro Logistics LP 2016

FINANCIAL STATEMENTS

TESORO LOGISITICS LP
CONDENSED STATEMENTS OF COMBINED CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In millions)
Cash Flows From (Used In) Operating Activities:
Net earnings	$175	$137
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expenses	88	88
Other non-cash operating activities	20	9
Changes in current assets and current liabilities	(32)	(27)
Changes in noncurrent assets and noncurrent liabilities	1	6
Net cash from operating activities	252	213
Cash Flows Used In Investing Activities:
Capital expenditures	(93)	(163)
Other investing	(4)	(6)
Net cash used in investing activities	(97)	(169)
Cash Flows From (Used In) Financing Activities:
Borrowings under revolving credit agreements	600	262
Repayments under revolving credit agreement	(666)	(223)
Proceeds from debt offering	701	—
Repayment of term loan facility	(250)	—
Proceeds from issuance of units, net of issuance costs	334	45
Quarterly distributions to unitholders	(149)	(110)
Quarterly distributions to general partner	(57)	(30)
Distributions to noncontrolling interest	—	(18)
Financing costs	(17)	—
Sponsor contributions of equity to the Predecessor	—	12
Capital contributions by affiliate	15	12
Net cash from (used in) financing activities	511	(50)
Increase (Decrease) in Cash and Cash Equivalents	666	(6)
Cash and Cash Equivalents, Beginning of Period	16	19
Cash and Cash Equivalents, End of Period	$682	$13

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

PRINCIPLES OF COMBINATION AND CONSOLIDATION AND BASIS OF PRESENTATION

Acquired assets from Tesoro, and those assets, liabilities and results of operations are collectively referred to as the “Predecessor.” The accompanying condensed combined consolidated financial statements and related notes present the results of operations and cash flows of our Predecessor at historical cost. The financial statements of our Predecessor have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessor had been operated as an unaffiliated entity. Our Predecessor did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment.

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

Subsequent to the deconsolidation of Rendezvous Gas Services, L.L.C. (“RGS”) as of January 1, 2016, we are not required to provide condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X as we no longer have a consolidated non-guarantor subsidiary. For further discussion on the deconsolidation of RGS, see discussion below and in Note 4.

6 | Tesoro Logistics LP 2016

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FAIR VALUE INFORMATION

We believe the carrying value of our cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximates fair value. Our fair value assessment incorporates a variety of considerations, including:

•	the short term duration of the instruments (less than one percent of our trade payables and approximately one percent of our trade receivables have been outstanding for greater than 90 days); and

•	the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

The computation of the percentage of the short-term duration of our trade receivables excludes amounts that are greater than 90 days related to legal disputes, primarily XTO Energy Inc.’s (“XTO”) legal dispute with QEP Field Services, LLP (“QEPFS”). See further discussion regarding the XTO litigation in Note 6.

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The borrowings under our amended secured revolving credit facility (the “Revolving Credit Facility”) and our secured dropdown credit facility (“Dropdown Credit Facility”), which include a variable interest rate, approximate fair value. The carrying value and fair value of our debt were approximately $3.3 billion and $3.4 billion as of June 30, 2016, respectively. The carrying value and fair value of our debt were approximately $2.9 billion and $2.8 billion at December 31, 2015, respectively. These carrying and fair values of our debt do not include any unamortized issuance costs associated with our total debt.

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

CONSOLIDATION. In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. We adopted this guidance using the modified retrospective approach as of January 1, 2016 and performed the required reassessments outlined by the guidance. For further information on the results of the reassessments, refer to Note 4, Investments - Equity Method and Joint Ventures.

BUSINESS COMBINATIONS. In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The standard requires an acquirer to recognize the cumulative impact of adjustments to provisional purchase price amounts that are identified during the measurement period in the reporting period, in which the adjustment amounts are determined. The standard also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015 and must be applied prospectively to adjustments that occur after the effective date. We adopted this guidance as of January 1, 2016, with no impact to our financial statements.

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

NOTE 2 - RELATED-PARTY TRANSACTIONS

ACQUISITION

ALASKA LOGISTICS ASSETS PURCHASE.  Effective July 1, 2016, the Partnership entered into an agreement to purchase certain terminalling and storage assets owned by Tesoro for total consideration of $444 million to be completed in two phases. On July 1, 2016, the Partnership completed the acquisition of the first phase consisting of tankage with a shell capacity of approximately 3.5 million barrels, related equipment and ancillary facilities used for the operations at Tesoro’s Kenai Refinery. The second phase purchase consists of refined product terminals in Anchorage and Fairbanks (together, the “Alaska Logistics Assets”). Consideration paid for the first phase was $266 million, which comprised of approximately $239 million in cash, financed with borrowings under the Dropdown Credit Facility, and the issuance of equity to Tesoro with a fair value of $27 million. Consideration for the second phase is expected to be $178 million, comprised of approximately $160 million in cash, expected to be financed with borrowings under the Dropdown Credit Facility, and the issuance of equity securities with a fair value of approximately $18 million.

AFFILIATE AGREEMENTS

The Partnership has various long-term, fee-based commercial agreements with Tesoro, under which we provide pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro typically commits to fixed fees or to provide us with minimum monthly throughput volumes of crude oil and refined products. For the natural gas liquids that we handle under keep-whole agreements, the Partnership has a fee-based processing agreement with Tesoro which minimizes the impact of commodity price movements during the annual period subsequent to renegotiation of terms and pricing each year.

In addition, we have agreements for the provision of various general and administrative services by Tesoro. Under our partnership agreement, we are required to reimburse TLGP and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended omnibus agreement (the “Amended Omnibus Agreement”) or our secondment agreement (the “Secondment Agreement”), TLGP determines the amount of these expenses. The Amended Omnibus Agreement and the Secondment Agreement were amended and restated in connection with the Alaska Logistics Assets purchase. Under the terms of the Amended Omnibus Agreement as of June 30, 2016, we are required to pay Tesoro an annual corporate services fee of $9 million for the provision of various centralized corporate services, including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, certain insurance coverage, administration and other corporate services. Under the terms of our Secondment Agreement as of June 30, 2016, we pay Tesoro a net annual service fee of $2 million for services performed by field-level employees at the majority of our facilities. Additionally, pursuant to the Amended Omnibus Agreement and Secondment Agreement, we reimburse Tesoro for any direct costs actually incurred by Tesoro in providing other operational services with respect to certain of our other assets and operations.

8 | Tesoro Logistics LP 2016

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SUMMARY OF AFFILIATE TRANSACTIONS

SUMMARY OF REVENUE AND EXPENSE TRANSACTIONS WITH TESORO (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues (a)	$168	$154	$337	$302
Operating and maintenance expenses	34	29	71	58
Imbalance settlement gains and reimbursements from Tesoro (b)	5	11	12	19
General and administrative expenses	16	18	33	35

(a)	Tesoro accounted for 57% of our total revenues for both the three and six months ended June 30, 2016 and 56% of our total revenues for both the three and six months ended June 30, 2015.

(b)
Includes imbalance settlement gains of $2 million for both the three months ended June 30, 2016 and 2015, and $3 million and $4 million for the six months ended June 30, 2016 and 2015, respectively. Also includes reimbursements from Tesoro pursuant predominantly to the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement of $3 million and $9 million for the three months ended June 30, 2016 and 2015, respectively, and $9 million and $15 million for the six months ended June 30, 2016 and 2015, respectively.

PREDECESSOR TRANSACTIONS. Related-party transactions of our Predecessor were settled through equity. Our Predecessor did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment.

DISTRIBUTIONS. In accordance with our partnership agreement, the unitholders of our common and general partner interests are entitled to receive quarterly distributions of available cash. During the six months ended June 30, 2016, we paid quarterly cash distributions of $109 million to Tesoro and TLGP, including incentive distribution rights (“IDRs”). On July 20, 2016, we declared a quarterly cash distribution of $0.842 per unit, which will be paid on August 12, 2016. The distribution will include payments of $66 million to Tesoro and TLGP, including IDRs.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT BY SEGMENT, AT COST (in millions)

	June 30, 2016	December 31, 2015
Gathering (a)	$1,368	$1,700
Processing	571	565
Terminalling and Transportation	1,593	1,582
Gross Property, Plant and Equipment	3,532	3,847
Accumulated depreciation (a)	(446)	(397)
Net Property, Plant and Equipment	$3,086	$3,450

(a)
We recognized a decrease of $363 million to net property, plant and equipment as of January 1, 2016 as a result of the deconsolidation of RGS. See Note 4 for further discussion of the deconsolidation of RGS.

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

•
RGS. We have a 78% interest in RGS, which owns and operates the infrastructure that transports gas from certain fields to several re-delivery points in southwestern Wyoming, including natural gas processing facilities that are owned by us or a third party. Prior to 2016, we consolidated RGS, however, upon our reassessment performed in conjunction with the adoption of ASU 2015-02 as of January 1, 2016, we determined RGS represents a variable interest entity to us for which we are not the primary beneficiary. Under the limited liability company agreement, we do not have voting rights commensurate with our economic interest due to veto rights available to our partner in RGS. Certain business decisions, including, but not limited to, decisions with respect to significant expenditures or contractual commitments, annual budgets, material financings, dispositions of assets or amending the members’ gas servicing agreements, require unanimous approval of the members. For amounts previously consolidated in our financial statements as of and for the year ended December 31, 2015, refer to the amounts shown in the Non-Guarantor column in the condensed consolidating financial information presented in Note 16 in our annual report on Form 10-K referenced herein.

•
THREE RIVERS GATHERING, LLC (“TRG”). We own a 50% interest in TRG which operates natural gas gathering assets within the southeastern Uinta Basin and is primarily supported by long-term, fee-based gas gathering agreements with minimum volume commitments.

•
UINTAH BASIN FIELD SERVICES, L.L.C. (“UBFS”). We own a 38% interest in UBFS which owns and operates the natural gas gathering infrastructure located in the southeastern Uinta Basin and is supported by long-term, fee-based gas gathering agreements that contain firm throughput commitments, which generate fees whether or not the capacity is used, and is operated by us.

EQUITY METHOD INVESTMENTS (in millions)

	RGS	TRG	UBFS	Total
Balance at December 31, 2015	$—	$42	$16	$58
Effect of deconsolidation (a)	295	—	—	295
Equity in earnings	4	2	1	7
Distributions received	(10)	(4)	(1)	(15)
Balance at June 30, 2016	$289	$40	$16	$345

Tesoro Logistics LP 2016 | 9

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(a)
We recognized an increase of $295 million to equity method investments as of January 1, 2016 as a result of the deconsolidation of RGS in addition to a cumulative effect reduction to opening equity of $2 million related to the difference in earnings under the equity method of accounting in prior periods. The carrying amount of our investment in RGS exceeded the underlying equity in net assets by $138 million at June 30, 2016.

NOTE 5 - DEBT

DEBT BALANCE, NET OF UNAMORTIZED ISSUANCE COSTS (in millions)

	June 30, 2016	December 31, 2015
Total debt	$3,266	$2,883
Unamortized issuance costs (a)	(48)	(39)
Debt, Net of Unamortized Issuance Costs	$3,218	$2,844

(a)	Includes unamortized premiums of $4 million associated with our senior notes at both June 30, 2016 and December 31, 2015.

REVOLVING CREDIT FACILITY AND DROPDOWN CREDIT FACILITY

We amended our existing secured Revolving Credit Facility on January 29, 2016, decreasing the aggregate available facility limit from $900 million to $600 million and improving terms related to pricing and financial covenants. As a result of this amendment, an immaterial amount of unamortized debt issuance costs were expensed. In addition, we syndicated a $1.0 billion secured Dropdown Credit Facility on January 29, 2016. The primary use of proceeds under this facility will be to fund asset acquisitions. The terms, covenants and restrictions under this facility are substantially the same as with our amended secured Revolving Credit Facility. The total aggregate available facility limits for the secured Revolving Credit Facility and secured Dropdown Credit Facility totaled $1.6 billion at June 30, 2016. We are allowed to request the loan availability for both the secured Revolving Credit Facility and the secured Dropdown Credit Facility be increased up to an aggregate of $2.1 billion, subject to receiving increased commitments from the lenders.

As of June 30, 2016, our secured Revolving Credit Facility provided for total loan availability of $600 million. Borrowings are available under the secured Revolving Credit Facility up to the total loan availability of the facility. Our secured Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our consolidated subsidiaries, and secured by substantially all of our assets. We had no borrowings outstanding under the secured Revolving Credit Facility, resulting in the full loan availability of the borrowing capacity as of June 30, 2016.

As of June 30, 2016, our secured Dropdown Credit Facility provided for total loan availability of $1.0 billion. We had $239 million borrowings outstanding under the secured Dropdown Credit Facility, resulting in unused loan availability of $761 million or 76% the borrowing capacity as of June 30, 2016. The weighted average interest rate for borrowings under our secured Dropdown Credit Facility was 4.51% at June 30, 2016.

The secured Revolving Credit Facility and the secured Dropdown Credit Facility ratably share collateral comprised primarily of our property, plant, and equipment and both facilities mature on January 29, 2021. In addition, upon an upgrade of our corporate family rating to investment grade, certain covenants and restrictions under each facility will automatically be eliminated or improved.

SENIOR NOTES ISSUANCE

On May 9, 2016, we completed a registered offering of $250 million aggregate principal amount of 6.125% Senior Notes due 2021 (“2021 Notes”) and $450 million aggregate principal amount of 6.375% Senior Notes due 2024 (“2024 Notes”). We used the proceeds of the offering of the 2021 notes to repay amounts outstanding under our Dropdown Credit Facility and the proceeds of the offering of the 2024 notes to repay amounts outstanding under our Revolving Credit Facility and for general partnership purposes.

The 2021 Notes were issued under the same indenture governing the existing $550 million of the 6.125% Senior Notes due 2021 issued in August 2013 and have the same terms as those senior notes. The 2021 Notes have no sinking fund requirements. We may redeem some or all of the 2021 Notes, prior to October 15, 2016, at a make-whole price plus accrued and unpaid interest, if any. On or after October 15, 2016, the 2021 Notes may be redeemed at premiums equal to 4.594%  through October 15, 2017; 3.063% from October 15, 2017 through October 15, 2018; 1.531% from October 15, 2018 through October 15, 2019; and at par thereafter, plus accrued and unpaid interest. We will have the right to redeem up to 35% of the aggregate principal amount

10 | Tesoro Logistics LP 2016

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

at 106.125% of face value with proceeds from certain equity issuances through October 15, 2016. The 2021 Notes are unsecured and guaranteed by all of our subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

The 2024 Notes have no sinking fund requirements. We may redeem some or all of the 2024 Notes, prior to May 1, 2019, at a make-whole price plus accrued and unpaid interest, if any. On or after May 1, 2019, the 2024 Notes may be redeemed at premiums equal to  4.781% through May 1, 2020; 3.188% from May 1, 2020 through May 1, 2021; 1.594% from May 1, 2021 through May 1, 2022; and at par thereafter, plus accrued and unpaid interest. We will have the right to redeem up to 35% of the aggregate principal amount at 106.375% face value with proceeds from certain equity issuances through May 1, 2019. The 2024 Notes are unsecured and guaranteed by all of our subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

DEBT REPAYMENTS

On February 3, 2016, we paid the full amount of the Unsecured Term Loan Facility, including accrued interest, with proceeds drawn from the secured Dropdown Credit Facility. All commitments under the Unsecured Term Loan Facility were terminated effective with the repayment and an immaterial amount of unamortized debt issuance costs were expensed.

SENIOR NOTES EXCHANGE

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

Tesoro Logistics LP 2016 | 11

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ENVIRONMENTAL LIABILITIES

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental liabilities are estimates using internal and third-party assessments and available information to date. It is possible that these estimates will change as more information becomes available. Our liabilities for these environmental expenditures totaled $24 million and $33 million at June 30, 2016 and December 31, 2015, respectively.

TIOGA, NORTH DAKOTA CRUDE OIL PIPELINE RELEASE. In September 2013, the Partnership responded to the release of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted to restore the site for agricultural use. We have liabilities totaling $19 million and $27 million at June 30, 2016 and December 31, 2015, respectively. This incident was covered by our pollution legal liability insurance policy, subject to a $1 million deductible and a $25 million loss limit. Pursuant to this policy, we have received all insurance recoveries related to the Crude Oil Pipeline Release as of December 31, 2015. The estimated remediation costs of $66 million exceeded our policy loss limit by $41 million.

LEGAL

QUESTAR GAS COMPANY V. QEP FIELD SERVICES COMPANY. Prior to the acquisition of all of the limited liability company interests of QEPFS, QEPFS’ former affiliate, Questar Gas Company (“QGC”) and its affiliate Wexpro, filed a complaint on May 1, 2012, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, and an accounting and declaratory judgment related to a 1993 gathering agreement (the “1993 Agreement”) executed when the parties were affiliates. TLLP agreed to indemnify QEP Field Services Company for this claim under the acquisition agreement for QEPFS. Under the 1993 Agreement, certain of TLLP’s systems provide gathering services to QGC charging an annual gathering rate, which is based on the cost of service calculation. QGC disputed the annual calculation of the gathering rate, which has been calculated in the same manner since 1998, without objection by QGC. As a result of the rulings through the date of our acquisition of QEPFS, TLLP assumed a $21 million liability for estimated damages. On March 22, 2016, the parties in this dispute entered into a settlement and release agreement resolving all remaining issues and associated counter claims in exchange for TLLP’s payment of $15 million. We recognized a gain of $6 million in other income, net on our condensed statement of consolidated operations for the six months ended June 30, 2016 as a result of the settlement.

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

NOTE 7 - EQUITY AND NET EARNINGS PER UNIT

We had 68,245,990 common public units outstanding as of June 30, 2016. Additionally, Tesoro owned 32,445,115 of our common units and 1,900,515 of our general partner units (the 1.9% general partner interest) as of June 30, 2016, which together constitutes a 33% ownership interest.

UNIT ISSUANCE. We closed a registered public offering of 6,325,000 common units representing limited partner interests, including the over-allotment option exercised by the underwriter for the purchase of an additional 825,000 common units, at a public offering price of $47.13 per unit on June 10, 2016. The net proceeds of $293 million are expected to be used for general partnership purposes, which may include future acquisitions, capital expenditures and additions to working capital.

ATM PROGRAM. On August 24, 2015, we filed a prospectus supplement to our shelf registration statement filed with the SEC on August 6, 2015, authorizing the continuous issuance of up to an aggregate of $750 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). During the three and six months ended June 30, 2016, we issued an aggregate of 732,949 and 792,647 common units, respectively, under our ATM Program, generating proceeds of approximately $36 million and $38 million, respectively, before issuance costs. The net proceeds from sales under the ATM Program will be used for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

12 | Tesoro Logistics LP 2016

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CHANGE IN THE CARRYING AMOUNT OF OUR EQUITY (in millions)

	Partnership
	Common	General Partner	Noncontrolling Interest	Total
Balance at December 31, 2015	$1,707	$(13)	$84	$1,778
Equity offering under ATM Program, net of issuance costs	41	—	—	41
Proceeds from issuance of units, net of issuance costs	293	—	—	293
Effect of deconsolidation of RGS (a)	(2)	—	(84)	(86)
Distributions (b)	(149)	(57)	—	(206)
Net earnings	107	68	—	175
Contributions (c)	12	1	—	13
Other	(3)	5	—	2
Balance at June 30, 2016	$2,006	$4	$—	$2,010

(a)
As the result of the reassessment performed, we deconsolidated RGS causing the derecognition of noncontrolling interest and an opening equity impact totaling $86 million. The cumulative effect to opening equity of $2 million related to the difference in earnings under the equity method of accounting in prior periods.

(b)	Represents cash distributions declared and paid during the six months ended June 30, 2016 relating to the fourth quarter of 2015 and the first quarter of 2016.

(c)
Includes Tesoro and TLGP contributions to the Partnership primarily related to reimbursements for capital spending pursuant predominantly to the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement.

NET EARNINGS PER UNIT. We use the two-class method when calculating the net earnings per unit applicable to limited partners, because we have more than one participating security. At June 30, 2016, our participating securities consist of common units, general partner units and IDRs. Net earnings earned by the Partnership are allocated between the common and general partners in accordance with our partnership agreement. We base our calculation of net earnings per unit on the weighted average number of common limited partner units outstanding during the period.

Diluted net earnings per unit include the effects of potentially dilutive units on our common units, which consist of unvested service and performance phantom units. Distributions less than or greater than earnings are allocated in accordance with our partnership agreement.

Tesoro Logistics LP 2016 | 13

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NET EARNINGS PER UNIT (in millions, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net earnings	$83	$67	$175	$137
Net earnings attributable to noncontrolling interest	—	(6)	—	(16)
Net earnings, excluding noncontrolling interest	83	61	175	121
General partner’s distributions	(2)	(2)	(4)	(3)
General partner’s IDRs (a)	(36)	(15)	(66)	(28)
Limited partners’ distributions on common units	(85)	(64)	(161)	(120)
Distributions greater than earnings	$(40)	$(20)	$(56)	$(30)
General partner’s earnings:
Distributions	$2	$2	$4	$3
General partner’s IDRs (a)	36	15	66	28
Allocation of distributions greater than earnings (b)	(1)	(5)	(1)	(9)
Total general partner’s earnings	$37	$12	$69	$22
Limited partners’ earnings on common units:
Distributions	$85	$64	$161	$120
Allocation of distributions greater than earnings	(39)	(15)	(55)	(21)
Total limited partners’ earnings on common units	$46	$49	$106	$99
Weighted average limited partner units outstanding
Common units - basic	95.2	80.7	94.4	80.5
Common units - diluted	95.2	80.8	94.4	80.6
Net earnings per limited partner unit:
Common - basic	$0.48	$0.60	$1.12	$1.23
Common - diluted	$0.48	$0.60	$1.12	$1.23

(a)
IDRs entitle the general partner to receive increasing percentages, up to 50%, of quarterly distributions in excess of $0.3881 per unit per quarter. The amount above reflects earnings distributed to our general partner net of $2 million and $5 million of IDRs for the three and six months ended June 30, 2015, respectively, waived by TLGP. See Note 12 of our Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion related to IDRs.

(b)	We have revised the historical allocation of general partner earnings to include the Predecessor losses of $5 million and $9 million for the three and six months ended June 30, 2015, respectively.

CASH DISTRIBUTIONS

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partner unitholders and general partner will receive. The table below summarizes the quarterly distributions related to our quarterly financial results:

QUARTERLY DISTRIBUTIONS

Quarter Ended	Quarterly Distribution Per Unit	Total Cash Distribution including general partner IDRs (in millions)	Date of Distribution	Unitholders Record Date
December 31, 2015	$0.780	$98	February 12, 2016	February 2, 2016
March 31, 2016	0.810	108	May 13, 2016	May 2, 2016
June 30, 2016 (a)	0.842	123	August 12, 2016	August 2, 2016

(a)	This distribution was declared on July 20, 2016 and will be paid on the date of distribution.

14 | Tesoro Logistics LP 2016

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - OPERATING SEGMENTS

Our revenues are derived from three operating segments: Gathering, Processing and Terminalling and Transportation. Our Gathering segment consists of crude oil and natural gas gathering systems in the Bakken Shale/Williston Basin area of North Dakota and Montana and the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming. Our Processing segment consists of four gas processing complexes and one fractionation facility. Our Terminalling and Transportation segment consists of crude oil and refined products terminals and marine terminals, storage facilities for crude oil, refined products and petroleum coke handling, rail-car unloading facilities and pipelines, which transport products and crude oil.

Our revenues are generated from third-party contracts and from commercial agreements we have entered into with Tesoro, under which customers pay us fees for gathering crude oil and natural gas, processing natural gas and distributing, transporting and storing crude oil, refined products, natural gas and natural gas liquids. The commercial agreements with Tesoro are described in greater detail in Note 3 to our Annual Report on Form 10-K for the year ended December 31, 2015. We do not have any foreign operations.

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

Tesoro Logistics LP 2016 | 15

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEGMENT INFORMATION (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Gathering:
Affiliate	$18	$27	$40	$53
Third-party	64	62	133	113
Total Gathering	82	89	173	166
Processing:
Affiliate	25	25	51	45
Third-party	43	42	88	89
Total Processing	68	67	139	134
Terminalling and Transportation:
Affiliate	125	102	246	204
Third-party	18	17	35	34
Total Terminalling and Transportation	143	119	281	238
Total Segment Revenues	$293	$275	$593	$538

Segment Operating Income
Gathering	$36	$45	$76	$79
Processing	27	24	56	48
Terminalling and Transportation	75	50	144	108
Total Segment Operating Income	138	119	276	235
Unallocated general and administrative expenses	(13)	(15)	(25)	(27)
Interest and financing costs, net	(45)	(38)	(89)	(75)
Equity in earnings of unconsolidated affiliates	3	1	7	4
Other income, net	—	—	6	—
Net Earnings	$83	$67	$175	$137

Capital Expenditures
Gathering	$21	$54	$46	$105
Processing	8	4	13	5
Terminalling and Transportation	13	19	24	34
Total Capital Expenditures	$42	$77	$83	$144

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

BUSINESS STRATEGY AND OVERVIEW

We are a leading full-service logistics company operating primarily in the western and mid-continent regions of the United States. We own and operate a network of crude oil, refined products and natural gas pipelines. We also own and operate crude oil and refined products truck terminals, marine terminals and dedicated storage facilities. In addition, we own and operate natural gas processing and fractionation complexes. We are a fee-based, growth oriented Delaware limited partnership formed by Tesoro Corporation and are headquartered in San Antonio, Texas. Our assets are categorized into a Gathering segment, a Processing segment and a Terminalling and Transportation segment. For the both three and six months ended June 30, 2016, approximately 57% of our total revenues were derived from Tesoro under various long-term, fee-based commercial agreements, many of which include minimum volume commitments.

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

We have been implementing our strategy and goals discussed above, allowing us to increase our distributions by 17% over the last year.

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

◦	further expanding crude oil storage and transportation capacity and capabilities of our High Plains Pipeline;

◦	expanding our gathering footprint in the Bakken Region, including crude oil, natural gas and water, to enhance and improve overall basin logistics efficiencies;

◦	adding other origin and destination points on the High Plains System to increase volumes; and

◦	pursuing strategic assets in our footprint including potential acquisitions from Tesoro.

•
expand and optimize our natural gas gathering and processing assets located in the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming (the “Rockies Region”) including:

◦	increase compression on our systems in the Green River and Vermillion basins to enhance natural gas volumes recovered from existing wells and support potential new drilling activity; and

◦	expand our gathering footprint and increase compression capabilities in the Uinta basin to increase volumes on our gathering systems and through our processing assets.

•	grow our terminalling and transportation business across our Western U.S. footprint through:

◦	increasing our terminalling volumes by expanding capacity and growing our third-party services at certain of our terminals;

◦	optimize Tesoro volumes and grow third-party throughput at our terminalling and transportation assets; and

◦	pursuing strategic assets in our footprint including completing the acquisition of Tesoro's recently acquired terminalling assets from Flint Hills Resources in Alaska.

ACQUISITION

ALASKA LOGISTICS ASSETS PURCHASE.  Effective July 1, 2016, the Partnership entered into an agreement to purchase certain terminalling and storage assets owned by Tesoro for total consideration of $444 million to be completed in two phases. On July 1, 2016, the Partnership completed the acquisition of the first phase consisting of tankage with a shell capacity of approximately 3.5 million barrels, related equipment and ancillary facilities used for the operations at Tesoro’s Kenai Refinery. The second phase purchase consists of refined product terminals in Anchorage and Fairbanks with combined storage capacity of over 600 thousand barrels, expected throughput of approximately 10 thousand barrels per day (“Mbpd”) and rail loading of 7 Mbpd. Consideration paid for the first phase was $266 million, which comprised of approximately $239 million in cash, financed with borrowings under the secured dropdown credit facility (the “Dropdown Credit Facility”), and the issuance of equity to Tesoro with a fair value of $27 million. Consideration for the second phase is expected to be $178 million, comprised of approximately $160 million in cash, expected to be financed with borrowings under the Dropdown Credit Facility, and the issuance of equity securities with a fair value of approximately $18 million.

CURRENT MARKET CONDITIONS

During the second quarter, the spot prices of the commodities that we handle have increased, including crude oil, natural gas, natural gas liquids and refined products. Thus, the second quarter continued the price recovery trend that was realized in the first quarter after over a year and a half of declines. This is the result of fundamentals of oil and gas supply shifting from oversupply toward more balanced supply as well as supply disruptions combined with stronger demand for these commodities. Despite the strengthening of prices, commodity prices remain relatively depressed compared to most periods, and this continues to create challenges for crude oil and natural gas producers who have modified their drilling and production plans. The U.S. oil and gas drilling rig count continued to decline in the second quarter though at quarter’s end, rig count was beginning to increase. In the crude oil and natural gas production basins where we operate, drilling for new wells is potentially not economic for producers to continue at sustained low commodity prices. However, improved drilling techniques and better well management have increased production per well. Also many producers have a back-log of uncompleted wells which are available for completion. Accordingly, these factors may further impact production volumes in conjunction with rig count trends. Lower retail prices and modest improved domestic economic conditions over the second quarter have continued to support increased demand for refined products from our downstream refining and marketing customers. We continue to see a limited impact to our business from the lifting of the crude export ban and expect minimal impact on our business in the short term. We continue to monitor the impact of these changes in market prices and fundamentals on our business in the western United States. Currently, we

18 | Tesoro Logistics LP 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

believe our diversified portfolios of businesses as well as our customers’ minimum volume commitments are sufficient to continue to meet our goals and objectives outlined above. However, if challenging market conditions for producers persist for a sustained period of time, our customers’ financial condition could deteriorate causing non-payment, their potential bankruptcy and project deferrals.

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

NON-GAAP MEASURES

As a supplement to our financial information presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), our management uses certain “non-GAAP” measures to analyze our results of operations, assess internal performance against budgeted and forecasted amounts and evaluate future impacts to our financial performance as a result of capital investments, acquisitions, divestitures and other strategic projects.

During the second quarter of 2016, management revised its internal and external use of non-GAAP measures to eliminate any adjustments to U.S. GAAP net earnings and earnings before interest, income taxes, and depreciation and amortization expense (“EBITDA”) for items previously considered “special items” and loss attributable to our Predecessor. We believe our revised presentation of net earnings and EBITDA and descriptions of significant activities impacting U.S. GAAP net earnings are sufficient to convey our financial performance to the users of our financial statements.

Additionally, we revised our definition of Distributable Cash Flow to include the reconciliation of this non-GAAP measure to be from U.S. GAAP net cash from operating activities rather net earnings. We believe this method of reconciliation is more appropriate based on our determination that Distributable Cash Flow provides a measure by which users of our financial statements can assess our ability to generate cash and thus additional liquidity.

Following these changes, our non-GAAP measures include the following:

•	Financial non-GAAP measure of EBITDA, as defined above; and

•	Liquidity non-GAAP measures:

◦
Distributable Cash Flow is derived from net cash flow from operating activities plus or minus changes in working capital, amounts spent on maintenance capital net of reimbursements and other adjustments not expected to settle in cash; and

◦
Pro Forma Distributable Cash Flow is Distributable Cash Flow plus or minus adjustments for the acquisition of noncontrolling interest in connection with the merger of QEP Midstream Partners, LP (“QEPM”) into TLLP completed in July 2015.

Tesoro Logistics LP 2016 | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS

We present the performance and liquidity measures defined above because investors, analysts, lenders and ratings agencies may use these measures to help analyze our results of operations and liquidity in conjunction with our U.S. GAAP results, including but not limited to the following:

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

In addition, these measures are used by management to assess internal performance. We believe these measures, when supplemental to information presented under U.S. GAAP, may provide meaningful information to the users of our financial statements. Each of the performance and liquidity measures should not be used in isolation from their comparable U.S. GAAP measure and thus should not be considered as alternatives to any U.S. GAAP measure. Non-GAAP measures have important limitations as analytical tools, because they exclude some, but not all, items that affect net earnings, operating income and net cash from operating activities.

OPERATING METRICS

Management utilizes the following operating metrics to evaluate performance and compare profitability to other companies in the industry: average revenue per barrel, average revenue per Million British thermal units (“MMBtu”), and average keep-whole fee per barrel. There are a variety of ways to calculate average revenue per barrel, average revenue per MMBtu, and average keep-whole fee per barrel; other companies may calculate these in different ways. We calculate average revenue per barrel as revenue divided by total throughput (barrels). We calculate average revenue per MMBtu as revenue divided by total throughput (MMBtu). We calculate average keep-whole fee per barrel as revenue divided by total throughput (barrels).

The following table and discussion is a summary of our results of operations for the three and six months ended June 30, 2016 and 2015, including a reconciliation of EBITDA to net earnings and Distributable Cash Flow to cash flow from operating activities (in millions, except per unit amounts). Our financial results may not be comparable as our Predecessor did not record revenues with Tesoro. Our Predecessor recorded general and administrative expenses and financed operations differently than the Partnership. See “Factors Affecting the Comparability of Our Financial Results” in our Annual Report on Form 10-K for the year ended December 31, 2015.

20 | Tesoro Logistics LP 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

CONSOLIDATED RESULTS

SUMMARY (In millions, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Gathering	$82	$89	$173	$166
Processing	68	67	139	134
Terminalling and Transportation (a)	143	119	281	238
Total Revenues	293	275	593	538
Costs and Expenses
Operating and maintenance expenses (b)	102	99	207	189
General and administrative expenses	22	28	46	53
Depreciation and amortization expenses	44	44	88	88
Net loss on asset disposals and impairments	—	—	1	—
Total Costs and Expenses	168	171	342	330
Operating Income	125	104	251	208
Interest and financing costs, net	(45)	(38)	(89)	(75)
Equity in earnings of unconsolidated affiliates	3	1	7	4
Other income, net	—	—	6	—
Net Earnings	$83	$67	$175	$137

Loss attributable to Predecessor	$—	$5	$—	$9
Net earnings attributable to noncontrolling interest	—	(6)	—	(16)
Net Earnings Attributable to Partners	83	66	175	130
General partner’s interest in net earnings, including incentive distribution rights	(36)	(17)	(68)	(31)
Limited Partners’ Interest in Net Earnings	$47	$49	$107	$99

Net Earnings per Limited Partner Unit:
Common - basic	$0.48	$0.60	$1.12	$1.23
Common - diluted	$0.48	$0.60	$1.12	$1.23

Weighted Average Limited Partner Units Outstanding:
Common units - basic	95.2	80.7	94.4	80.5
Common units - diluted	95.2	80.8	94.4	80.6

(a)
Our Predecessor did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment for assets acquired in the acquisitions from Tesoro prior to the effective date of each acquisition.

(b)
Operating and maintenance expenses include net imbalance settlement gains of $2 million for both the three months ended June 30, 2016 and 2015, and $3 million and $4 million for the six months ended June 30, 2016 and 2015, respectively. Also includes reimbursements primarily related to pressure testing and repairs and maintenance costs pursuant to the Amended Omnibus Agreement of $3 million and $9 million for the three months ended June 30, 2016 and 2015, respectively, and $9 million and $15 million for the six months ended June 30, 2016 and 2015, respectively.

Tesoro Logistics LP 2016 | 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation of Net Earnings to EBITDA:
Net earnings	$83	$67	$175	$137
Depreciation and amortization expenses	44	44	88	88
Interest and financing costs, net of capitalized interest	45	38	89	75
EBITDA	$172	$149	$352	$300

Reconciliation of Net Cash from Operating Activities to Distributable Cash Flow and Pro Forma Distributable Cash Flow:
Net cash from operating activities (a)	$91	$65	$252	$213
Changes in assets and liabilities	42	53	31	21
Predecessor impact	—	5	—	11
Maintenance capital expenditures (b)	(14)	(15)	(24)	(25)
Reimbursement for maintenance capital expenditures (b)	10	2	14	3
Net earnings attributable to noncontrolling interest (c)	—	(6)	—	(16)
Other adjustments for noncontrolling interest (c)	—	(12)	—	(20)
Adjustments for unconsolidated affiliates (d)	(3)	(3)	(3)	(1)
Other (e)	—	—	(2)	15
Distributable Cash Flow	126	89	268	201
Pro forma adjustment for acquisition of noncontrolling interest (f)	—	19	—	36
Pro Forma Distributable Cash Flow	$126	$108	$268	$237

(a)
During the second quarter of 2016, we revised our reconciliation of distributable cash flow and pro forma distributable cash flow by reconciling the liquidity measure from net cash from operating activities. There were no impacts to previously reported amounts as a result of this methodology change.

(b)
We exclude maintenance capital expenditures including tank restoration costs and expenditures required to ensure the safety, reliability, integrity and regulatory compliance of our assets with an offset for any reimbursements received for such expenditures.

(c)
Prior to 2016 for noncontrolling interests associated with QEPM and Rendezvous Gas Services, L.L.C. (“RGS”), we excluded earnings along with other adjustments to reflect gross cash available for distribution net of noncontrolling interest impacts.

(d)
We adjust net cash from operating activities to reflect cash distributions received from unconsolidated affiliates attributed to the period reported for the purposes of calculating distributable cash flow.

(e)
Other includes items that had a non-cash impact on our operations and should not be considered in distributable cash flow. Non-cash items for the six months ended June 30, 2016 and 2015 include primarily the exclusion of the non-cash gain of $6 million recognized relating the settlement of the Questar Gas Company litigation as discussed in Note 6 to our condensed combined consolidated financial statements and the inclusion of $13 million for acquired deficiency revenue billings to customers in 2015.

(f)	Reflects the adjustment to include the noncontrolling interest in QEPM as controlling interest based on the pro forma assumption that the merger of QEPM with TLLP occurred on January 1, 2015.

THREE MONTHS ENDED JUNE 30, 2016 VERSUS THREE MONTHS ENDED JUNE 30, 2015

OVERVIEW. Our net earnings for the three months ended June 30, 2016 (“2016 Quarter”) increased $16 million to $83 million from $67 million for the three months ended June 30, 2015 (“2015 Quarter”).

REVENUES. The increase in revenue of $18 million, or 7%, to $293 million was driven primarily by the crude oil and refined product storage and pipeline assets in Los Angeles, California (the “LA Storage and Handling Assets”) purchased from Tesoro in November 2015 and by higher crude oil gathering throughput on the Tesoro High Plains Pipeline partially offset by declines in natural gas production leading to reduced volumes on our gathering system.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $6 million to $22 million in the 2016 Quarter compared to the 2015 Quarter primarily due to higher costs in 2015 due to integration efforts in connection with the QEPFS acquisition.

22 | Tesoro Logistics LP 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

INTEREST AND FINANCING COSTS, NET. Net interest and financing costs increased $7 million, primarily related to the issuance of new senior notes during the 2016 Quarter and borrowings on the Dropdown Credit Facility related to the acquisition of the LA Storage and Handling Assets.

SIX MONTHS ENDED JUNE 30, 2016 VERSUS SIX MONTHS ENDED JUNE 30, 2015

OVERVIEW. Our net earnings for the six months ended June 30, 2016 (“2016 Period”) increased $38 million to $175 million from $137 million for the six months ended June 30, 2015 (“2015 Period”).

REVENUES. Revenues for the 2016 Period increased $55 million to $593 million from $538 million for the 2015 Period primarily driven by the LA Storage and Handling Assets purchased from Tesoro in November 2015. In addition, revenue increases were driven by higher crude oil gathering throughput on the Tesoro High Plains Pipeline, increased NGL processing throughput and pass-through revenue received from Tesoro during the 2016 Period, in which we recovered a temporary fee related to right-of-way costs, partially offset by a decrease in crude oil trucking revenues as a result of increased usage of the Tesoro High Plains Pipeline.

OPERATING AND MAINTENANCE EXPENSES. Operating and maintenance expenses for the 2016 Period increased $18 million to $207 million from $189 million for the 2015 Period primarily due to the reporting of gross operating and maintenance expense related to our transactions with RGS for the 2016 Period that were previously eliminated in the 2015 Period in consolidation and higher costs associated with the LA Storage and Handling Assets.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $7 million to $46 million in the 2016 Period compared to the 2015 Period primarily due to higher costs in 2015 due to integration efforts in connection with the QEPFS acquisition.

INTEREST AND FINANCING COSTS, NET. Net interest and financing costs increased $14 million to $89 million from $75 million for the 2015 Period primarily related to the issuance of new senior notes during the 2016 Period and borrowings on the Dropdown Credit Facility related to the acquisition of the LA Storage and Handling Assets and write-off of debt issuance costs in connection with debt transactions as discussed in the “Capital Resources and Liquidity” section.

OTHER INCOME, NET. The 2016 Period includes a settlement gain of $6 million related to the legal settlement discussed further in Part II, Item 1 of this Quarterly Report on Form 10-Q.

SEGMENT RESULTS OF OPERATIONS

GATHERING SEGMENT

Our Gathering segment consists of crude oil, natural gas and produced water gathering systems in the Bakken Region and the Rockies Region. Our High Plains System, located in the Bakken Region, gathers and transports crude oil from various production locations in this area for transportation to Tesoro’s North Dakota refinery and other destinations in the Bakken Region, including export rail terminals and pipelines. Our natural gas gathering systems include the gathering systems of our equity method investments. In addition, we own four gathering systems and two pipelines regulated by the Federal Energy Regulatory Commission through, which we provide natural gas and crude oil transportation services.

Tesoro Logistics LP 2016 | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

GATHERING SEGMENT OPERATING RESULTS (in millions, except volumes, revenue per barrel and revenue per MMBtu amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Gas gathering revenues	$40	$46	$83	$82
Crude oil gathering pipeline revenues	32	30	67	57
Crude oil gathering trucking revenues	9	13	18	27
Other revenues	1	—	5	—
Total Revenues	82	89	173	166
Costs and Expenses
Operating and maintenance expenses (a)	30	24	62	47
General and administrative expenses	2	3	5	6
Depreciation and amortization expenses	14	17	29	34
Loss on asset disposals and impairments	—	—	1	—
Total Costs and Expenses	46	44	97	87
Gathering Segment Operating Income	$36	$45	$76	$79
Volumes
Gas gathering throughput (thousands of MMBtu/d) (b)	854	1,071	878	1,046
Average gas gathering revenue per MMBtu (b)	$0.51	$0.48	$0.52	$0.43
Crude oil gathering pipeline throughput (Mbpd)	208	187	212	173
Average crude oil gathering pipeline revenue per barrel	$1.72	$1.71	$1.74	$1.80
Crude oil gathering trucking volume (Mbpd)	30	45	29	46
Average crude oil gathering trucking revenue per barrel	$3.30	$3.32	$3.27	$3.28

(a)
Operating and maintenance expenses include imbalance settlement gains of $1 million for the both the three months ended June 30, 2016 and 2015, and $1 million and $2 million for the six months ended June 30, 2016 and 2015, respectively.

(b)
Prior to the deconsolidation of RGS as of January 1, 2016, fees paid by us to RGS were eliminated upon consolidation and third-party transactions, including revenue and throughput volumes, were included in our results of operations. Third party volumes associated with RGS, included in gas gathering volume for the three and six months ended June 30, 2015, were both 146 thousand MMBtu/d and reduced our average gas gathering revenue per MMBtu by $0.05 for both periods.

THREE MONTHS ENDED JUNE 30, 2016 VERSUS THREE MONTHS ENDED JUNE 30, 2015

VOLUMES. Average crude oil gathering pipeline throughput volumes increased 21 Mbpd, or 11%, in the 2016 Quarter as a result of projects to expand the pipeline gathering system and interconnections with additional origin and destinations. Crude oil gathering trucking volumes decreased 15 Mbpd, or 33%, during the 2016 Quarter as more volumes were gathered via pipeline on to our High Plains Pipeline. The decrease in gas gathering throughput volumes of 217 MMBtu/d, or 20% in the 2016 Quarter as compared to the 2015 Quarter was primarily driven by the exclusion of volumes associated with RGS following our deconsolidation of RGS in 2016 well as declines in natural gas production leading to reduced volumes on our gathering system.

FINANCIAL RESULTS. Gathering revenues decreased $7 million, or 8%, to $82 million for the 2016 Quarter compared to $89 million in the 2015 Quarter primarily due to the recognition of revenue associated with volume shortfalls for one of our customers during the 2015 Quarter partially offset by an increase in the average gas gathering rates. In addition, crude oil gathering trucking revenues decreased due to lower volumes in the 2016 Quarter relative to the 2015 Quarter given increased usage of the High Plains Pipeline in lieu of trucking. Partially offsetting the decrease in gas gathering and crude oil trucking were increases to crude oil gathering pipeline revenues as a result of higher crude oil pipeline throughput on our High Plains Pipeline.

Operating and maintenance expenses increased $6 million, or 25%, to $30 million in the 2016 Quarter compared to $24 million in the 2015 Quarter related to the reporting of gross operating and maintenance expenses related to our transactions with RGS for the 2016 Quarter that were previously eliminated in the 2015 Quarter. Operating and maintenance expenses for the rest of the Gathering segment were relatively flat in the 2016 Quarter compared to the 2015 Quarter.

24 | Tesoro Logistics LP 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

SIX MONTHS ENDED JUNE 30, 2016 VERSUS SIX MONTHS ENDED JUNE 30, 2015

VOLUMES. Average crude oil gathering pipeline throughput volumes increased 39 Mbpd, or 23%, in the 2016 Period as a result of projects to expand the pipeline gathering system and interconnections with additional origin and destinations. Crude oil gathering trucking volumes decreased 17 Mbpd, or 37%, during the 2016 Period as more volumes were gathered via pipeline on to our High Plains Pipeline. The decrease in gas gathering throughput volumes of 168 MMBtu/d, or 16% in the 2016 Period as compared to the 2015 Period is driven by the the exclusion of volumes associated with RGS following our deconsolidation of RGS in 2016 as well as declines in natural gas production leading to reduced volumes on our gathering system.

FINANCIAL RESULTS. Gathering revenues increased $7 million, or 4%, to $173 million for the 2016 Period compared to $166 million in the 2015 Period primarily due to pass-through revenue received from Tesoro during the 2016 Period, which recovered a temporary fee related to right-of-way costs. Additionally, higher crude oil pipeline throughput on our High Plains Pipeline was partially offset by decreases in crude oil gathering trucking revenues due to lower volumes in the 2016 Period relative to the 2015 Period as a result of increased usage of the High Plains Pipeline in lieu of trucking. Gas gathering revenues were relatively flat as increases in the average gas gathering rate recognized were offset by a decline in gas gathering throughput as natural gas production has declined.

Operating and maintenance expenses increased $15 million, or 32%, to $62 million in the 2016 Period compared to $47 million in the 2015 Period primarily related to the reporting of gross operating and maintenance expense related to our transactions with RGS for the 2016 Period that were previously eliminated in the 2015 Period. Operating and maintenance expenses for the rest of the Gathering segment were relatively flat in the 2016 Period compared to the 2015 Period.

PROCESSING SEGMENT

PROCESSING SEGMENT OPERATING RESULTS (in millions, except MMBtu/d, Mbpd and revenue per MMBtu and fee per barrel)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
NGLs processing revenues	$25	$25	$51	$45
Fee-based processing revenues	25	24	51	53
Other processing revenues	18	18	37	36
Total Revenues	68	67	139	134
Costs and Expenses
Operating and maintenance expenses	29	30	60	60
General and administrative expenses	—	2	—	4
Depreciation and amortization expenses	12	11	23	22
Total Costs and Expenses	41	43	83	86
Processing Segment Operating Income	$27	$24	$56	$48
Volumes
NGLs processing throughput (Mbpd)	7.4	7.8	7.8	7.4
Average keep-whole fee per barrel of NGLs	$36.60	$35.14	$35.81	$33.60
Fee-based processing throughput (thousands of MMBtu/d)	645	768	660	729
Average fee-based processing revenue per MMBtu	$0.43	$0.36	$0.43	$0.40

Tesoro Logistics LP 2016 | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED JUNE 30, 2016 VERSUS THREE MONTHS ENDED JUNE 30, 2015

VOLUMES. Fee-based processing volumes decreased 123 thousand MMBtu/d, or 16%, to 645 thousand MMBtu/d in the 2016 Quarter as a result of lower natural gas production being delivered to our processing systems. Average NGLs processing volumes decreased slightly by 0.4 Mbpd, or 5%, to 7.4 Mbpd in the 2016 Quarter.

FINANCIAL RESULTS. Processing revenues were relatively flat at $68 million for the 2016 Quarter compared to $67 million in the 2015 Quarter. Improved utilization of our processing facilities along with annual rate escalations resulted in increased NGL processing rates, offset by a decline in volumes in the 2016 Quarter compared to the 2015 Quarter.

SIX MONTHS ENDED JUNE 30, 2016 VERSUS SIX MONTHS ENDED JUNE 30, 2015

VOLUMES. Fee-based processing volumes decreased 69 thousand MMBtu/d, or 9%, to 660 thousand MMBtu/d in the 2016 Period as a result of lower natural gas production being delivered to our processing systems. Average NGLs processing volumes increased marginally by 0.4 Mbpd, or 5%, to 7.8 Mbpd in the 2016 Period as a result of increased optimization of our processing facilities, partially offset by decreased production of fee-based gas customers.

FINANCIAL RESULTS. Processing revenues increased $5 million, or 4%, to $139 million for the 2016 Period compared to $134 million in the 2015 Period primarily due to an increase in the average keep-whole processing fee per barrel of NGLs as well as the increase in the processing volumes. Improved utilization of our processing facilities along with annual rate escalations resulted in increased NGL processing and fee-based processing rates, offset by a decline in fee-based processing volumes in the 2016 Period compared to the 2015 Period due to production declines.

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

TERMINALLING AND TRANSPORTATION SEGMENT OPERATING RESULTS (in millions, except barrel and per barrel amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues (a)
Terminalling revenues	$112	$92	$220	$182
Pipeline transportation revenues	31	27	61	56
Total Revenues	143	119	281	238
Costs and Expenses
Operating and maintenance expenses (b)	43	45	85	82
General and administrative expenses	7	8	16	16
Depreciation and amortization expenses	18	16	36	32
Total Costs and Expenses	68	69	137	130
Terminalling and Transportation Segment Operating Income	$75	$50	$144	$108
Volumes
Terminalling throughput (Mbpd)	994	913	950	916
Average terminalling revenue per barrel	$1.24	$1.10	$1.27	$1.10
Pipeline transportation throughput (Mbpd)	867	801	845	810
Average pipeline transportation revenue per barrel	$0.40	$0.38	$0.40	$0.38

(a)	Our Predecessor did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment prior to the effective date of the acquisition of the LA Storage and Handling Assets.

(b)
Operating and maintenance expenses include imbalance settlement gains of $1 million for both the three months ended June 30, 2016 and 2015, and $2 million for both the six months ended June 30, 2016 and 2015.

26 | Tesoro Logistics LP 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED JUNE 30, 2016 VERSUS THREE MONTHS ENDED JUNE 30, 2015

VOLUMES. Terminalling throughput volumes increased 81 Mbpd, or 9%, primarily due to storage assets and commercial agreements with Tesoro executed in connection with the LA Storage and Handling Asset acquisition. Pipeline transportation throughput volumes increased 66 Mbpd, or 8%, in the 2016 Quarter compared to the 2015 Quarter primarily due to higher pipeline volumes in southern California as a result of the acquired assets and increased throughput along the Salt Lake City pipeline in the 2016 Quarter as a result of maintenance activities on the system during the 2015 Quarter.

FINANCIAL RESULTS. Revenues increased $24 million, or 20%, to $143 million in the 2016 Quarter compared to $119 million in the 2015 Quarter primarily as a result of the commercial storage agreements executed with Tesoro in connection with the LA Storage and Handling Asset acquisition as well as increased pipeline transportation throughput volumes.

SIX MONTHS ENDED JUNE 30, 2016 VERSUS SIX MONTHS ENDED JUNE 30, 2015

VOLUMES. Terminalling throughput volumes increased 34 Mpbd, or 4% and pipeline transportation throughput volumes increased 35 Mbpd, or 4%, in the 2016 Period compared to the 2015 Period primarily due to storage assets and commercial agreements with Tesoro executed in connection with the LA Storage and Handling Asset acquisition.

FINANCIAL RESULTS. Revenues increased $43 million, or 18%, to $281 million in the 2016 Period compared to $238 million in the 2015 Period primarily as a result of the commercial storage agreements executed with Tesoro in connection with the LA Storage and Handling Asset acquisition as well as increased pipeline transportation throughput volumes.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

Our primary cash requirements relate to funding capital expenditures, acquisitions, meeting operational needs and paying distributions to our unitholders. We expect our ongoing sources of liquidity to include cash generated from operations, reimbursement for certain maintenance and expansion expenditures, borrowings under the secured revolving credit facility (the “Revolving Credit Facility”), the Dropdown Credit Facility and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital, long-term capital expenditure, acquisition and debt servicing requirements and allow us to fund at least the minimum quarterly cash distributions.

CAPITALIZATION

CAPITAL STRUCTURE (in millions)

Debt principal, including current maturities:	June 30, 2016	December 31, 2015
Credit Facilities	$239	$555
Senior Notes	3,020	2,320
Capital lease obligations	7	8
Total Debt	3,266	2,883
Unamortized Issuance Costs (a)	(48)	(39)
Debt, Net of Unamortized Issuance Costs	3,218	2,844
Total Equity	2,010	1,778
Total Capitalization	$5,228	$4,622

(a)	Includes unamortized premiums of $4 million associated with our senior notes at both June 30, 2016 and December 31, 2015.

EQUITY OVERVIEW

Our partnership agreement authorizes us to issue an unlimited number of additional partnership securities on the terms and conditions determined by our general partner without the approval of the unitholders. Costs associated with the issuance of securities are allocated to all unitholders’ capital accounts based on their ownership interest at the time of issuance.

UNIT ISSUANCE. We closed a registered public offering of 6,325,000 common units representing limited partner interests, including the over-allotment option exercised by the underwriter for the purchase of an additional 825,000 common units, at a

Tesoro Logistics LP 2016 | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

public offering price of $47.13 per unit on June 10, 2016. The net proceeds of $293 million are expected to be used for general partnership purposes, which may include future acquisitions, capital expenditures and additions to working capital.

ATM PROGRAM. On August 24, 2015, we filed a prospectus supplement to our shelf registration statement filed with the Securities and Exchange Commission (“SEC”) on August 6, 2015, authorizing the continuous issuance of up to an aggregate of $750 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). During the three and six months ended June 30, 2016, we issued an aggregate of 732,949 and 792,647 common units, respectively, under our ATM Program, generating proceeds of approximately $36 million and $38 million, respectively, before issuance costs. We paid fees of less than $0.4 million related to the issuance of units under this program for both the three and six months ended June 30, 2016. The net proceeds from sales under the ATM Program will be used for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

DEBT OVERVIEW AND AVAILABLE LIQUIDITY

Our secured Revolving Credit Facility, secured Dropdown Credit Facility and Senior Notes due 2019, 2020, 2021, and 2022 contain covenants that may, among other things, limit or restrict our ability (as well as the ability of our subsidiaries) to engage in certain activities. There have been no changes in these covenants from those described in the Annual Report on 10-K for the year ended December 31, 2015. As discussed below, on May 9, 2016, we issued senior notes due in 2024 that have substantially the same covenants as the existing senior notes. We do not believe that these limitations will restrict our ability to pay distributions. Additionally, our secured Revolving Credit Facility and secured Dropdown Credit Facility contain covenants that require us to maintain certain interest coverage and leverage ratios. We submit compliance certifications to the bank quarterly, and we were in compliance with our debt covenants as of June 30, 2016.

AVAILABLE CAPACITY UNDER OUR CREDIT FACILITIES (in millions)

	Total Capacity	Amount Borrowed as of June 30, 2016	Available Capacity	Weighted Average Interest Rate	Expiration
Revolving Credit Facility	$600	$—	$600	—%	January 29, 2021
Dropdown Credit Facility	1,000	239	761	4.51%	January 29, 2021
Total Credit Facilities	$1,600	$239	$1,361

EXPENSES AND FEES OF OUR CREDIT FACILITIES

Credit Facility	30 day Eurodollar (LIBOR) Rate at June 30, 2016	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Revolving Credit Facility (a)	0.47%	2.00%	3.50%	1.00%	0.38%
Dropdown Credit Facility (a)	0.47%	2.01%	3.50%	1.01%	0.38%

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

SENIOR NOTES ISSUANCE. On May 9, 2016, we completed a registered offering of $250 million aggregate principal amount of 6.125% Senior Notes due 2021 (“2021 Notes”) and $450 million aggregate principal amount of 6.375% Senior Notes due 2024 (“2024 Notes”). We used the proceeds of the offering of the 2021 notes to repay amounts outstanding under our dropdown credit facility and the proceeds of the offering of the 2024 notes to repay amounts outstanding under our revolving credit facility and for general partnership purposes. See Note 5 in Part I, Item 1 of this Quarterly Report for additional information on the 2021 Notes and 2024 Notes.

DEBT REPAYMENTS. On February 3, 2016, we paid the full amount of the Unsecured Term Loan Facility, including accrued interest, with proceeds drawn from the secured Dropdown Credit Facility. All commitments under the Unsecured Term Loan

28 | Tesoro Logistics LP 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

Facility were terminated effective with the repayment and an immaterial amount of unamortized debt issuance costs were expensed.

SENIOR NOTES EXCHANGE. On February 26, 2016, the Partnership commenced an offer to exchange (the “Exchange”) its existing unregistered 5.50% Senior Notes due 2019 (“2019 Notes”) and 6.25% Senior Notes due 2022 (“2022 Notes”) (together, “Unregistered Notes”) for an equal principal amount of 5.50% Senior Notes due 2019 and 6.25% Senior Notes due 2022 (the “Exchange Notes”), respectively, that were registered under the Securities Act of 1933, as amended. On April 14, 2016, the Exchange was completed for all of the 2019 Notes and substantially all of the 2022 Notes. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the Unregistered Notes for which they were exchanged, except that the Exchange Notes generally are not subject to transfer restrictions. The Exchange fulfills all of the requirements of the registration rights agreements for the Unregistered Notes.

SOURCES AND USES OF CASH

COMPONENTS OF CASH FLOWS (in millions)

	Six Months Ended June 30,
	2016	2015
Cash Flows From (Used In):
Operating Activities	$252	$213
Investing Activities	(97)	(169)
Financing Activities	511	(50)
Increase (Decrease) in Cash and Cash Equivalents	$666	$(6)

OPERATING ACTIVITIES. Net cash from operating activities increased $39 million to $252 million in the 2016 Period compared to $213 million for the 2015 Period. The increase in cash from operations was primarily driven by the increase in net earnings of $38 million from the 2015 Period to the 2016 Period and a $11 million impact of non-cash items were offset by the change in working capital.

INVESTING ACTIVITIES. Net cash used in investing activities for the 2016 Period decreased $72 million to $97 million compared to $169 million in the 2015 Period. The decrease related to this outflow was a result of higher capital expenditures in the 2015 Period including spending related to the construction of the Connolly Gathering System, the second phase of the Bakken area storage hub, and various projects on our Southern California distribution system. See “Capital Expenditures” below for a discussion of the various maintenance and growth projects in the 2016 Period.

FINANCING ACTIVITIES. Net cash provided by financing activities for the 2016 Period was $511 million compared to a use of cash of $50 million for the 2015 Period. We received $701 million of proceeds from debt offerings and $334 million in net proceeds from issuances of units. Offsetting these proceeds were higher quarterly cash distributions totaling $206 million during the 2016 Period compared to quarterly cash distributions totaling $140 million paid in the 2015 Period. We paid down $66 million of net borrowings under our secured Revolving Credit Facility during the 2016 Period and paid off the Unsecured Term Loan Facility of $250 million.

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

During the 2016 Period, we spent $62 million, net of $1 million in reimbursements from entities including Tesoro, on growth capital projects and $10 million, net of $10 million in reimbursements from entities including Tesoro, on maintenance capital

Tesoro Logistics LP 2016 | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

projects. Cost estimates for projects currently in process or under development are subject to further review, analysis and permitting requirements, which may result in revisions to our current spend estimates.

TLLP's expected 2016 capital expenditures are currently forecasted to total approximately $240 million, or $270 million offset by expected reimbursements of $30 million primarily for maintenance capital expenditures. Our revised capital spending estimate reflects the deferral of several discretionary projects and delays in several growth projects in both the Rockies and Bakken regions attributed to low commodity prices and our current view of spending related to the Los Angeles Refinery Interconnect Pipeline System.

MAJOR GROWTH CAPITAL PROJECTS COMPLETED, IN PROCESS OR UNDER DEVELOPMENT (in millions)

Major Projects	Total Project Expected Capital Expenditures	Actual 2016 Capital Expenditures
Gathering Segment:
Completed:
Bakken Area Storage Hub (a)	$30	$4
In Process:
High Plains Pipeline Expansion (b)	25-30	4
Uinta Compression (c)	50-55	28
Terminalling and Transportation Segment:
In Process:
Terminal Expansions (d)	30	5
Under Development:
Los Angeles Refinery Interconnect Pipeline System (e)	150-200	—

(a)
The construction of the second phase of the Bakken Area Storage Hub provides storage tanks located in two strategic areas of the basin. With its completion, storage capacity has grown to over 1 million barrels.

(b)
Projects to expand crude oil gathering throughput capacity on the High Plains Pipeline in McKenzie County, North Dakota. The expansion project’s expected capital expenditures may be reduced as a result of Tesoro’s recent acquisition of Great Northern Midstream and associated BakkenLink pipeline.

(c)
Projects to increase compression for our Uinta natural gas gathering systems and expand our gathering system in the Uinta basin. We expect incremental volumes through our processing system upon the completion of the project.

(d)	Projects to increase the throughput capacity and service capabilities at our crude oil and refined products terminals.

(e)
The pipeline interconnect project at the Los Angeles refinery is designed to provide direct connectivity between Tesoro’s refining sites. The proposed project is subject to final Board of Directors approval, project scoping, engineering and regulatory approval.

DISTRIBUTIONS

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partner unitholders and general partner will receive.

QUARTERLY DISTRIBUTIONS

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution including general partner incentive distribution rights (in millions)	Date of Distribution	Unitholders Record Date
December 31, 2015	$0.780	$3.12	$98	February 12, 2016	February 2, 2016
March 31, 2016	0.810	3.24	108	May 13, 2016	May 2, 2016
June 30, 2016 (a)	0.842	3.37	123	August 12, 2016	August 2, 2016

(a)	This distribution was declared on July 20, 2016 and will be paid on the date of distribution.

30 | Tesoro Logistics LP 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Tesoro Logistics LP 2016 | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

We process gas for certain producers under keep-whole processing agreements. Under a keep-whole agreement, a producer transfers title to the NGLs produced during gas processing, and we as the processor, in exchange, deliver to the producer natural

32 | Tesoro Logistics LP 2016

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

INTEREST RATE RISK

Our use of debt directly exposes us to interest rate risk. Variable-rate debt, such as borrowings under our Revolving Credit Facility and Dropdown Credit Facility, exposes us to short-term changes in market rates that impact our interest expense. Fixed rate debt, such as our Senior Notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to rates higher than the current market. The fair value of our fixed rate debt was estimated using quoted market prices. The carrying value and fair value of our debt were approximately $3.3 billion and $3.4 billion as of June 30, 2016, respectively. The carrying value and fair value of our debt were approximately $2.9 billion and $2.8 billion at December 31, 2015, respectively. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. With all other variables constant, a 0.25% change in the interest rate associated with the borrowings outstanding under our Revolving Credit Facility or Dropdown Credit Facility at June 30, 2016, would change annual interest expense by less than $1 million. As of June 30, 2016, we had $239 million of borrowings outstanding under our Dropdown Credit Facility. The were no borrowings outstanding under our Revolving Credit Facility as of June 30, 2016. Any change in interest rates would affect cash flows, but not the fair value of the debt we incur under our Revolving Credit Facility and Dropdown Credit Facility.

We do not currently have in place any hedges or forward contracts to reduce our exposure to interest rate risks; however, we continue to monitor the market and our exposure, and may enter into these transactions in the future. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect these controls.

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

Tesoro Logistics LP 2016 | 33

LEGAL PROCEEDINGS, RISK FACTORS, AND UNREGISTERED SHARES OF EQUITY SECURITIES

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

TIOGA, NORTH DAKOTA CRUDE OIL PIPELINE RELEASE. In September 2013, the Partnership responded to the release of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted to restore the site for agricultural use. We have liabilities totaling $19 million and $27 million at June 30, 2016 and December 31, 2015, respectively. This incident was covered by our pollution legal liability insurance policy, subject to a $1 million deductible and a $25 million loss limit. Pursuant to this policy, we have received all insurance recoveries related to the Crude Oil Pipeline Release as of December 31, 2015. The estimated remediation costs of $66 million exceeded our policy loss limit by $41 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We may acquire units to satisfy tax withholding obligations in connection with the vesting of units issued to certain employees. There were no such units acquired during the three months ended June 30, 2016.

34 | Tesoro Logistics LP 2016

OTHER INFORMATION AND EXHIBITS

ITEM 5. OTHER INFORMATION

QEP MIDSTREAM, LP LONG-TERM INCENTIVE PLAN. On July 20, 2016, the Amended and Restated QEP Midstream, LP Long-Term Incentive Plan (the “Plan”) was terminated. The Plan had 1,633,411 units authorized and available for issuance as of December 31, 2015 that are no longer available as a result of the termination. These units were inadvertently omitted in the table regarding Tesoro Logistics GP, LLC’s equity compensation plans in Part III, Item 12 of our Annual Report on Form 10-K for December 31, 2015.

WAIVER AND RELEASE OF THE AMENDED & RESTATED MANAGEMENT STABILITY AGREEMENT. On August 2, 2016, Tesoro Corporation and Don J. Sorensen entered into a Waiver and Release (“the “Waiver”) to the Amended & Restated Management Stability Agreement originally executed on December 31, 2008 (the “Agreement”). Under the terms of the Waiver, Mr. Sorensen waived and released any and all rights and benefits under the Agreement and the parties formally terminated the Agreement. In light of such termination of the Agreement, Mr. Sorensen will participate in Tesoro’s Executive Severance and CIC Plan.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit
2.1
Contribution, Conveyance and Assumption Agreement, dated as of July 1, 2016, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Alaska Company LLC and Tesoro Corporation (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on July 7, 2016, File No. 1-35143).

*3.1
Corrected Amendment No. 3 to the Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of July 1, 2016, between Tesoro Corporation, Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC.

4.1
Fifth Supplemental Indenture, dated as of May 12, 2016, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 2021 Notes (incorporated by reference herein to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on May 12, 2016, File No. 1-35143).

4.2
Indenture (including form of note), dated as of May 12, 2016, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 2024 Notes (incorporated by reference herein to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K filed on May 12, 2016, File No. 1-35143).

10.1
Amendment No. 2 to Secondment and Logistics Services Agreement, dated as of March 31, 2016, among Tesoro Refining & Marketing Company LLC, Tesoro Companies Inc., Tesoro Alaska Company LLC, Tesoro Great Plains Midstream LLC, Tesoro Great Plains Gathering and Marketing LLC, BakkenLink Pipeline LLC, ND Land Holdings LLC, Tesoro Alaska Terminals LLC, Tesoro Logistics GP LLC, Tesoro Logistics Operations LLC, Tesoro Logistics Pipelines LLC, Tesoro High Plains Pipeline Company LLC, Tesoro Logistics Northwest Pipeline LLC, Tesoro Alaska Pipeline Company LLC, QEP Field Services LLC, QEP Midstream Partners Operating LLC, QEPM Gathering I LLC, Rendezvous Pipeline Company LLC, and Green River Processing LLC (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, File No. 1-35143).

10.2
Ground Lease, dated as of July 1, 2016, between Tesoro Alaska Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on July 7, 2016, File No. 1-35143).

10.3
Second Amended and Restated Schedules to the Third Amended and Restated Omnibus Agreement, dated as of July 1, 2016, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company LLC and Tesoro Companies, Inc. (incorporated by reference herein to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on July 7, 2016, File No. 1-35143).

10.4
Kenai Storage Services Agreement, dated as of July 1, 2016, among Tesoro Alaska Company LLC, Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC and Tesoro Logistics LP (incorporated by reference herein to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed on July 7, 2016, File No. 1-35143).

*#10.5	Amended and Restated Tesoro Corporation Executive Severance and Change in Control Plan effective May 1, 2013.

*#10.6	Waiver and Release of the Amended & Restated Management Stability Agreement of Don J. Sorenson.

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Tesoro Logistics LP 2016 | 35

EXHIBITS

Exhibit Number	Description of Exhibit
*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Submitted electronically herewith

#	Compensatory plan or arrangement

36 | Tesoro Logistics LP 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TESORO LOGISTICS LP

		By:	Tesoro Logistics GP, LLC
Its general partner

Date:	August 4, 2016	By:	/s/ GREGORY J. GOFF
Gregory J. Goff
Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2016	By:	/s/ STEVEN M. STERIN
Steven M. Sterin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Tesoro Logistics LP 2016 | 37