Form 10-Q
period 2016-09-30
TESORO LOGISTICS LP
filed 2016-11-02
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

There were 102,096,039 common units and 2,083,330 general partner units of the registrant outstanding at October 26, 2016.

TABLE OF CONTENTS

TESORO LOGISTICS LP
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

2 | Tesoro Logistics LP

FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF COMBINED CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016 (a)	2015 (a)	2016 (a)	2015 (a)
	(In millions, except per unit amounts)
Revenues
Affiliate	$184	$152	$521	$454
Third-party	124	130	380	366
Total Revenues	308	282	901	820
Costs and Expenses
Operating expenses	110	113	332	323
Imbalance settlement gains and reimbursements	(6)	(10)	(19)	(29)
General and administrative expenses	24	28	70	81
Depreciation and amortization expenses	45	45	134	133
Loss on asset disposals and impairments	2	—	3	—
Operating Income	133	106	381	312
Interest and financing costs, net	(49)	(37)	(138)	(112)
Equity in earnings of equity method investments	3	2	10	6
Other income, net	—	—	6	—
Net Earnings	$87	$71	$259	$206

Loss attributable to Predecessors	$1	$6	$4	$17
Net earnings attributable to noncontrolling interest	—	(3)	—	(19)
Net Earnings Attributable to Partners	88	74	263	204
General partner’s interest in net earnings, including incentive distribution rights	(40)	(20)	(108)	(51)
Limited Partners’ Interest in Net Earnings	$48	$54	$155	$153

Net Earnings per Limited Partner Unit
Common - basic	$0.46	$0.62	$1.58	$1.85
Common - diluted	$0.46	$0.62	$1.58	$1.85

Weighted Average Limited Partner Units Outstanding
Common units - basic	101.4	86.6	96.7	82.5
Common units - diluted	101.4	86.7	96.8	82.6

Cash Distributions Paid Per Unit	$0.8420	$0.7225	$2.4320	$2.0850

(a)	Adjusted to include the historical results of the Predecessors. See Notes 1 and 2 for further discussion.

The accompanying notes are an integral part of these condensed combined consolidated financial statements.

September 30, 2016 | 3

FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015 (a)
	(In millions, except unit amounts)
ASSETS
Current Assets
Cash and cash equivalents	$497	$16
Receivables, net of allowance for doubtful accounts
Trade	123	139
Affiliate	92	85
Prepayments and other current assets	31	12
Total Current Assets	743	252
Property, Plant and Equipment, Net	3,129	3,467
Acquired Intangibles, Net	955	976
Goodwill	117	130
Equity Method Investments	342	58
Other Noncurrent Assets, Net	33	26
Total Assets	$5,319	$4,909

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Trade	$56	$84
Affiliate	47	48
Accrued interest and financing costs	84	31
Other current liabilities	39	59
Total Current Liabilities	226	222
Debt, Net of Unamortized Issuance Costs	3,382	2,844
Other Noncurrent Liabilities	48	49
Total Liabilities	3,656	3,115
Commitments and Contingencies (Note 6)
Equity
Equity of Predecessors	—	16
Common unitholders; 102,096,039 units issued and outstanding (93,478,326 in 2015)	1,729	1,707
General partner; 2,083,330 units issued and outstanding (1,900,515 in 2015)	(66)	(13)
Noncontrolling interest	—	84
Total Equity	1,663	1,794
Total Liabilities and Equity	$5,319	$4,909

(a)	Adjusted to include the historical results of the Predecessors. See Notes 1 and 2 for further discussion.

The accompanying notes are an integral part of these condensed combined consolidated financial statements.

4 | Tesoro Logistics LP

FINANCIAL STATEMENTS

TESORO LOGISITICS LP
CONDENSED STATEMENTS OF COMBINED CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016 (a)	2015 (a)
	(In millions)
Cash Flows From (Used In) Operating Activities:
Net earnings	$259	$206
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expenses	134	133
Other non-cash operating activities	27	12
Changes in current assets and current liabilities	9	(1)
Changes in noncurrent assets and noncurrent liabilities	(4)	(2)
Net cash from operating activities	425	348
Cash Flows Used In Investing Activities:
Capital expenditures	(132)	(237)
Acquisitions, net of cash	(30)	—
Other investing activities	(4)	(6)
Net cash used in investing activities	(166)	(243)
Cash Flows From (Used In) Financing Activities:
Borrowings under revolving credit agreements	761	346
Repayments under revolving credit agreements	(666)	(326)
Proceeds from debt offering	701	—
Repayment of term loan facility	(250)	—
Proceeds from issuance of units, net of issuance costs	364	71
Quarterly distributions to unitholders	(234)	(173)
Quarterly distributions to general partner	(95)	(48)
Distributions to noncontrolling interest	—	(20)
Distributions in connection with acquisitions	(400)	—
Financing costs	(17)	—
Contributions from general partner	4	—
Sponsor contributions of equity to the Predecessors	34	19
Capital contributions by affiliate	21	18
Other financing activities	(1)	—
Net cash from (used in) financing activities	222	(113)
Increase (Decrease) in Cash and Cash Equivalents	481	(8)
Cash and Cash Equivalents, Beginning of Period	16	19
Cash and Cash Equivalents, End of Period	$497	$11

(a)	Adjusted to include the historical results of the Predecessors. See Notes 1 and 2 for further discussion.

The accompanying notes are an integral part of these condensed combined consolidated financial statements.

September 30, 2016 | 5

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

PRINCIPLES OF COMBINATION AND CONSOLIDATION AND BASIS OF PRESENTATION

Acquired assets from Tesoro, and the associated liabilities and results of operations are collectively referred to as the “Predecessors.” See Note 2 for further discussion of acquisitions from Tesoro. The accompanying condensed combined consolidated financial statements and related notes present the financial position, results of operations and cash flows of our Predecessors at historical cost. The financial statements of our Predecessors have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as a stand-alone business. Our Predecessors did not record revenue for transactions with Tesoro and the expenses recognized were not material in the Terminalling and Transportation segment. Tesoro retained any current assets and current liabilities related to the Alaska Storage and Terminalling Assets as of the dates of the acquisition.

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

CONDENSED CONSOLIDATING FINANCIAL INFORMATION. The parent company of the Partnership’s operations, Tesoro Logistics LP, has no independent assets or operations. The Partnership’s operations are conducted by its wholly-owned guarantor subsidiaries, other than Tesoro Logistics Finance Corp., an indirect wholly-owned subsidiary of the Partnership whose sole purpose is to act as co-issuer of any debt securities. The guarantees are full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture. There are no significant restrictions on the ability of the Partnership or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of the Partnership or a guarantor represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

As of September 30, 2016, Tesoro Alaska Terminals LLC, which the Partnership acquired from Tesoro as discussed further in Note 2, had not been designated as a guarantor subsidiary. No consolidating financial statements have been presented as the assets, equity and results of operations of this entity were minor in accordance with Rule 3-10(h)(6) of Regulation S-X under the Securities Act as of and for the periods ended September 30, 2016. Subsequent to the deconsolidation of Rendezvous Gas Services, L.L.C. (“RGS”) as of January 1, 2016, we are not required to provide condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X as we only have a minor consolidated non-guarantor subsidiary. For further discussion on the deconsolidation of RGS, see discussion below and in Note 4.

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

The computation of the percentage of the short-term duration of our trade receivables excludes amounts that are greater than 90 days related to the XTO Energy Inc.’s (“XTO”) legal dispute with QEP Field Services, LLC (“QEPFS”). See further discussion regarding the XTO litigation in Note 6.

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The borrowings under our amended secured revolving credit facility (the “Revolving Credit Facility”) and our secured dropdown credit facility (“Dropdown Credit Facility”), which include a variable interest rate, approximate fair value. The carrying value and fair value of our debt were approximately $3.4 billion and $3.6 billion as of September 30, 2016, respectively. The carrying value and fair value of our debt were approximately $2.9 billion and $2.8 billion at December 31, 2015, respectively. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

NEW ACCOUNTING STANDARDS AND DISCLOSURES

REVENUE RECOGNITION. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), and has since amended the standard with ASU 2015-14, “Deferral of the Effective Date,” ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients.” These standards provide accounting guidance for all revenue arising from contracts to provide goods or services to customers. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption as of January 1, 2017 is permitted; however, we do not intend to adopt early. The standard allows for either full retrospective adoption or modified retrospective adoption. We are currently evaluating the impact of the standard on our financial statements and related disclosures. Based on our initial evaluation, the adoption of the standard is not expected to have a material impact on the amount or timing of revenue recognized.

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

September 30, 2016 | 7

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SHARE-BASED COMPENSATION. In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions including accounting for income taxes, cash flow presentation of tax impacts, forfeitures, and liability versus equity accounting due to statutory tax withholding requirements. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. As of January 1, 2016, we early adopted ASU 2016-09 and with respect to the guidance on forfeitures, we have elected to continue to estimate forfeitures on the date of grant to account for the estimated number of awards for which the requisite service period will not be rendered. The adoption of ASU 2016-09 had no impact on our financial statements.

STATEMENT OF CASH FLOWS. In August 2016, the FASB issued ASU 2016-15, “Clarification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. At this time, we are evaluating the potential impact of this standard on our financial statements.

NOTE 2 – RELATED-PARTY TRANSACTIONS

ACQUISITIONS

ALASKA STORAGE AND TERMINALLING ASSETS PURCHASE.  Effective July 1, 2016, the Partnership entered into an agreement to purchase certain terminalling and storage assets owned by Tesoro for total consideration of $444 million and was completed in two phases. On July 1, 2016, the Partnership completed the acquisition of the first phase consisting of tankage with a shell capacity of approximately 3.5 million barrels, related equipment and ancillary facilities used for the operations at Tesoro’s Kenai Refinery. The second phase was completed on September 16, 2016 and consisted of refined product terminals in Anchorage and Fairbanks (together, the “Alaska Storage and Terminalling Assets”). Consideration paid for the first phase was $266 million, comprised of approximately $240 million in cash, financed with borrowings under the Dropdown Credit Facility, and the issuance of equity to Tesoro with a fair value of $26 million. Consideration paid for the second phase was $178 million, comprised of approximately $160 million in cash, financed with borrowings under the Dropdown Credit Facility, and the issuance of equity to Tesoro with a fair value of $18 million.

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

In addition, we have agreements for the provision of various general and administrative services by Tesoro. Under our partnership agreement, we are required to reimburse TLGP and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended omnibus agreement (the “Amended Omnibus Agreement”) or our secondment agreement (the “Secondment Agreement”), TLGP determines the amount of these expenses. The Amended Omnibus Agreement and the Secondment Agreement were amended and restated in connection with the Alaska Storage and Terminalling Assets purchase. Under the terms of the Amended Omnibus Agreement as of September 30, 2016, we are required to pay Tesoro an annual corporate services fee of $10 million for the provision of various centralized corporate services, including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, certain insurance coverage, administration and other corporate services. Under the terms of our Secondment Agreement as of September 30, 2016, we pay Tesoro a net annual service fee of $2 million for services performed by field-level employees at the majority of our facilities. Additionally, pursuant to the Amended Omnibus Agreement and Secondment Agreement, we reimburse Tesoro for any direct costs actually incurred by Tesoro in providing other operational services with respect to certain of our other assets and operations.

8 | Tesoro Logistics LP

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SUMMARY OF AFFILIATE TRANSACTIONS

SUMMARY OF REVENUE AND EXPENSE TRANSACTIONS WITH TESORO (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues (a)	$184	$152	$521	$454
Operating expenses	40	33	113	93
Imbalance settlement gains and reimbursements from Tesoro (b)	5	12	17	31
General and administrative expenses	18	16	51	51

(a)
Tesoro accounted for 60% and 54% of our total revenues for the three months ended September 30, 2016 and 2015, respectively, and 58% and 55% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively.

(b)
Includes imbalance settlement gains of $2 million and for both the three months ended September 30, 2016 and 2015, and $5 million and $6 million for the nine months ended September 30, 2016 and 2015, respectively. Also includes reimbursements from Tesoro pursuant predominantly to the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement of $3 million and $10 million for the three months ended September 30, 2016 and 2015, respectively, and $12 million and $25 million for the nine months ended September 30, 2016 and 2015, respectively.

PREDECESSOR TRANSACTIONS. Related-party transactions of our Predecessors were settled through equity. Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment.

DISTRIBUTIONS. In accordance with our partnership agreement, the unitholders of our common and general partner interests are entitled to receive quarterly distributions of available cash. During the nine months ended September 30, 2016, we paid quarterly cash distributions of $175 million to Tesoro and TLGP, including incentive distribution rights (“IDRs”). On October 18, 2016, we declared a quarterly cash distribution of $0.875 per unit, which will be paid on November 14, 2016. The distribution will include payments of $71 million to Tesoro and TLGP, including IDRs.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT BY SEGMENT, AT COST (in millions)

	September 30, 2016	December 31, 2015
Gathering (a)	$1,379	$1,700
Processing	573	565
Terminalling and Transportation (b)	1,690	1,629
Property, Plant and Equipment, at Cost	3,642	3,894
Accumulated depreciation (a) (b)	(513)	(427)
Property, Plant and Equipment, Net	$3,129	$3,467

(a)
We recognized a decrease of $363 million to net property, plant and equipment as of January 1, 2016 as a result of the deconsolidation of RGS. See Note 4 for further discussion of the deconsolidation of RGS.

(b)
Property, plant and equipment transferred to the Partnership in the Alaska Storage and Terminalling Assets acquisition was recorded at historical costs. TLLP recorded property, plant and equipment of $77 million and $47 million as of September 30, 2016 and December 31, 2015, respectively, and accumulated depreciation of $30 million for both September 30, 2016 and December 31, 2015.

September 30, 2016 | 9

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – INVESTMENTS - EQUITY METHOD AND JOINT VENTURES

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

EQUITY METHOD INVESTMENTS (in millions)

	RGS	TRG	UBFS	Total
Balance at December 31, 2015	$—	$42	$16	$58
Effect of deconsolidation (a)	295	—	—	295
Equity in earnings	6	2	2	10
Distributions received	(16)	(3)	(2)	(21)
Balance at September 30, 2016	$285	$41	$16	$342

(a)
We recognized an increase of $295 million to equity method investments as of January 1, 2016 as a result of the deconsolidation of RGS in addition to a cumulative effect reduction to opening equity of $2 million related to the difference in earnings under the equity method of accounting in prior periods. The carrying amount of our investment in RGS exceeded the underlying equity in net assets by $137 million at September 30, 2016.

NOTE 5 – DEBT

DEBT BALANCE, NET OF UNAMORTIZED ISSUANCE COSTS (in millions)

	September 30, 2016	December 31, 2015
Total debt	$3,428	$2,883
Unamortized issuance costs (a)	(46)	(39)
Debt, Net of Unamortized Issuance Costs	$3,382	$2,844

(a)	Includes unamortized premiums of $4 million associated with our senior notes at both September 30, 2016 and December 31, 2015.

10 | Tesoro Logistics LP

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

REVOLVING CREDIT FACILITY AND DROPDOWN CREDIT FACILITY

AVAILABLE CAPACITY UNDER CREDIT FACILITIES (in millions)

	Total Capacity	Amount Borrowed as of September 30, 2016	Outstanding Letters of Credit	Available Capacity	Expiration
TLLP Revolving Credit Facility	$600	$—	$—	$600	January 29, 2021
TLLP Dropdown Credit Facility	1,000	400	—	600	January 29, 2021
Total Credit Facilities	$1,600	$400	$—	$1,200

We amended our existing secured Revolving Credit Facility on January 29, 2016, decreasing the aggregate available facility limit from $900 million to $600 million and revised terms related to pricing and financial covenants. As a result of this amendment, an immaterial amount of unamortized debt issuance costs were expensed. In addition, we syndicated a $1.0 billion secured Dropdown Credit Facility on January 29, 2016. The primary use of proceeds under this facility will be to fund asset acquisitions. The terms, covenants and restrictions under this facility are substantially the same as with our amended secured Revolving Credit Facility. The total aggregate available facility limits for the secured Revolving Credit Facility and secured Dropdown Credit Facility totaled $1.6 billion at September 30, 2016. We are allowed to request the loan availability for both the secured Revolving Credit Facility and the secured Dropdown Credit Facility be increased up to an aggregate of $2.1 billion, subject to receiving increased commitments from the lenders.

As of September 30, 2016, our secured Revolving Credit Facility provided for total loan availability of $600 million. Borrowings are available under the secured Revolving Credit Facility up to the total loan availability of the facility. Our secured Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our consolidated subsidiaries, and secured by substantially all of our assets. We had no borrowings outstanding under the secured Revolving Credit Facility, resulting in the full loan availability of the borrowing capacity as of September 30, 2016.

As of September 30, 2016, our secured Dropdown Credit Facility provided for total loan availability of $1.0 billion. We had $400 million borrowings outstanding under the secured Dropdown Credit Facility, resulting in unused loan availability of $600 million or 60% the borrowing capacity as of September 30, 2016. The weighted average interest rate for borrowings under our secured Dropdown Credit Facility was 2.54% at September 30, 2016.

The secured Revolving Credit Facility and the secured Dropdown Credit Facility ratably share collateral comprised primarily of our property, plant, and equipment and both facilities mature on January 29, 2021. In addition, upon an upgrade of our corporate family rating to investment grade from either Moody's Investors Service or S&P Global Ratings, certain covenants and restrictions under each facility will automatically be eliminated or improved.

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

September 30, 2016 | 11

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

12 | Tesoro Logistics LP

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ENVIRONMENTAL LIABILITIES

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental liabilities are estimates using internal and third-party assessments and available information to date. It is possible that these estimates will change as more information becomes available. Our liabilities for these environmental expenditures totaled $18 million and $33 million at September 30, 2016 and December 31, 2015, respectively.

TIOGA, NORTH DAKOTA CRUDE OIL PIPELINE RELEASE. In September 2013, the Partnership responded to the release of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted to restore the site for agricultural use. This incident was covered by our pollution legal liability insurance policy, subject to a $1 million deductible and a $25 million loss limit. Pursuant to this policy, we have received all insurance recoveries related to the Crude Oil Pipeline Release as of December 31, 2015. The estimated remediation costs of $66 million exceeded our policy loss limit by $41 million. We had remaining liabilities totaling $13 million and $27 million at September 30, 2016 and December 31, 2015, respectively.

LEGAL

QUESTAR GAS COMPANY V. QEP FIELD SERVICES COMPANY. Prior to the acquisition of all of the limited liability company interests of QEPFS, QEPFS’ former affiliate, Questar Gas Company (“QGC”) and its affiliate Wexpro, filed a complaint on May 1, 2012, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, and an accounting and declaratory judgment related to a 1993 gathering agreement (the “1993 Agreement”) executed when the parties were affiliates. TLLP agreed to indemnify QEP Field Services Company for this claim under the acquisition agreement for QEPFS. Under the 1993 Agreement, certain of TLLP’s systems provide gathering services to QGC charging an annual gathering rate, which is based on the cost of service calculation. QGC disputed the annual calculation of the gathering rate, which has been calculated in the same manner since 1998, without objection by QGC. As a result of the rulings through the date of our acquisition of QEPFS, TLLP assumed a $21 million liability for estimated damages. On March 22, 2016, the parties in this dispute entered into a settlement and release agreement resolving all remaining issues and associated counter claims in exchange for TLLP’s payment of $15 million. We recognized a gain of $6 million in other income, net on our condensed statement of consolidated operations for the nine months ended September 30, 2016 as a result of the settlement.

XTO ENERGY INC. V. QEP FIELD SERVICES COMPANY. XTO filed a complaint on January 30, 2014, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment and an accounting and declaratory judgment related to a 2010 gas processing agreement (the “XTO Agreement”). TLLP processes XTO’s natural gas on a firm basis under the XTO Agreement. The XTO Agreement requires TLLP to transport, fractionate and market XTO’s natural gas liquids derived from XTO’s processed gas. XTO is seeking monetary damages related to TLLP’s allocation of charges related to XTO’s share of natural gas liquid transportation, fractionation and marketing costs associated with shortfalls in contractual firm processing volumes. On March 29, 2016, the parties entered into a settlement and release agreement related to payments withheld by XTO unrelated to the allocation of charges they are challenging. Under the settlement and release agreement, XTO agreed to pay all historical undisputed charges by April 15, 2016 less the allocated charges they are challenging, $29 million at September 30, 2016, and to thereafter tender all similar undisputed charges timely. On April 15, 2016, XTO remitted a $21 million settlement payment related to all undisputed amounts. While we cannot currently estimate the final amount or timing of the resolution of this matter and the disputed amounts, we believe the outcome will not have a material impact on our liquidity, financial position or results of operations.

NOTE 7 – EQUITY AND NET EARNINGS PER UNIT

We had 68,901,930 common public units outstanding as of September 30, 2016. Additionally, Tesoro owned 33,194,109 of our common units and 2,083,330 of our general partner units (the 2.0% general partner interest) as of September 30, 2016, which together constitutes a 34% ownership interest.

UNIT ISSUANCE. We closed a registered public offering of 6,325,000 common units representing limited partner interests, including the over-allotment option exercised by the underwriter for the purchase of an additional 825,000 common units, at a public offering price of $47.13 per unit on June 10, 2016. The net proceeds of $293 million are expected to be used for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

September 30, 2016 | 13

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ATM PROGRAM. On August 24, 2015, we filed a prospectus supplement to our shelf registration statement filed with the SEC on August 6, 2015, authorizing the continuous issuance of up to an aggregate of $750 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). During the three and nine months ended September 30, 2016, we issued an aggregate of 655,940 and 1,492,637 common units, respectively, under our ATM Program, generating proceeds of approximately $31 million and $72 million, respectively, before issuance costs. The net proceeds from sales under the ATM Program will be used for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

CHANGE IN THE CARRYING AMOUNT OF OUR EQUITY (in millions)

		Partnership
	Equity of Predecessors (a)	Common	General Partner	Noncontrolling Interest	Total
Balance at December 31, 2015	$16	$1,707	$(13)	$84	$1,794
Sponsor contributions of equity to the Predecessors	34	—	—	—	34
Loss attributable to the Predecessors	(4)	—	—	—	(4)
Allocation of net assets acquired by the unitholders (b)	(46)	40	6	—	—
Equity offering under ATM Program, net of issuance costs	—	71	—	—	71
Proceeds from issuance of units, net of issuance costs	—	293	—	—	293
Effect of deconsolidation of RGS (c)	—	(2)	—	(84)	(86)
Quarterly distributions to unitholders and general partner(d)	—	(234)	(95)	—	(329)
Distributions to unitholders and general partner related to acquisitions (b)	—	(321)	(79)	—	(400)
Net earnings attributable to partners	—	154	109	—	263
Contributions (e)	—	17	2	—	19
Other	—	4	4	—	8
Balance at September 30, 2016	$—	$1,729	$(66)	$—	$1,663

(a)	Adjusted to include the historical results of the Predecessors. See Note 1 for further discussion.

(b)
Distributions to unitholders and general partner include $400 million in cash payments for the Alaska Storage and Terminalling Assets acquisition from Tesoro. As an entity under common control with Tesoro, we record the assets that we acquire from Tesoro in our consolidated balance sheets at Tesoro’s historical book value instead of fair value, and any excess of cash paid over the historical book value of the assets acquired from Tesoro is recorded within equity. As a result of this accounting treatment, this transaction resulted in a net decrease of $354 million in our equity balance during the nine months ended September 30, 2016.

(c)
As a result of the reassessment performed, we deconsolidated RGS causing the derecognition of noncontrolling interest and an opening equity impact totaling $86 million. The cumulative effect to opening equity of $2 million related to the difference in earnings under the equity method of accounting in prior periods.

(d)	Represents cash distributions declared and paid during the nine months ended September 30, 2016 relating to the fourth quarter of 2015 through the second quarter of 2016.

(e)
Includes Tesoro and TLGP contributions to the Partnership primarily related to reimbursements for capital spending pursuant predominantly to the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement.

NET EARNINGS PER UNIT. We use the two-class method when calculating the net earnings per unit applicable to limited partners, because we have more than one participating security. At September 30, 2016, our participating securities consist of common units, general partner units and IDRs. Net earnings earned by the Partnership are allocated between the common and general partners in accordance with our partnership agreement. We base our calculation of net earnings per unit on the weighted average number of common limited partner units outstanding during the period.

14 | Tesoro Logistics LP

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Diluted net earnings per unit include the effects of potentially dilutive units on our common units, which consist of unvested service and performance phantom units. Distributions less than or greater than earnings are allocated in accordance with our partnership agreement.

NET EARNINGS PER UNIT (in millions, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net earnings	$87	$71	$259	$206
Net earnings attributable to noncontrolling interest	—	(3)	—	(19)
Special allocations of net earnings (“Special Allocations”) (a)	2	—	2	—
Net earnings, excluding noncontrolling interest and including Special Allocations	89	68	261	187
General partner’s distributions	(3)	(1)	(7)	(4)
General partner’s IDRs (b)	(39)	(19)	(105)	(47)
Limited partners’ distributions on common units	(89)	(66)	(250)	(186)
Distributions greater than earnings	$(42)	$(18)	$(101)	$(50)
General partner’s earnings:
Distributions	$3	$1	$7	$4
General partner’s IDRs (b)	39	19	105	47
Allocation of distributions greater than earnings (c)	(2)	(6)	(6)	(17)
Total general partner’s earnings	$40	$14	$106	$34
Limited partners’ earnings on common units:
Distributions	$89	$66	$250	$186
Special Allocations (a)	(2)	—	(2)	—
Allocation of distributions greater than earnings	(40)	(12)	(95)	(33)
Total limited partners’ earnings on common units	$47	$54	$153	$153
Weighted average limited partner units outstanding:
Common units - basic	101.4	86.6	96.7	82.5
Common units - diluted	101.4	86.7	96.8	82.6
Net earnings per limited partner unit:
Common - basic	$0.46	$0.62	$1.58	$1.85
Common - diluted	$0.46	$0.62	$1.58	$1.85

(a)
Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions fully allocated to the general partner and any special allocations. The adjustment reflects the special allocation to common units held by TLGP for the interest incurred in connection with borrowings on the Dropdown Credit Facility in lieu of using cash on hand to fund the Alaska Storage and Terminalling Assets acquisition during the three and nine months ended September 30, 2016.

(b)
IDRs entitle the general partner to receive increasing percentages, up to 50%, of quarterly distributions in excess of $0.3881 per unit per quarter. The amount above reflects earnings distributed to our general partner net of $3 million and $8 million of IDRs for the three and nine months ended September 30, 2015, respectively, waived by TLGP. See Note 12 of our Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion related to IDRs.

(c)
We have revised the historical allocation of general partner earnings to include the Predecessors’ losses of $1 million and $4 million for the three and nine months ended September 30, 2016, respectively, and $6 million and $17 million for the three and nine months ended September 30, 2015, respectively.

September 30, 2016 | 15

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CASH DISTRIBUTIONS

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partner unitholders and general partner will receive. The table below summarizes the quarterly distributions related to our quarterly financial results:

QUARTERLY DISTRIBUTIONS

Quarter Ended	Quarterly Distribution Per Unit	Total Cash Distribution including general partner IDRs (in millions)	Date of Distribution	Unitholders Record Date
December 31, 2015	$0.780	$98	February 12, 2016	February 2, 2016
March 31, 2016	0.810	108	May 13, 2016	May 2, 2016
June 30, 2016	0.842	123	August 12, 2016	August 2, 2016
September 30, 2016 (a)	0.875	131	November 14, 2016	November 4, 2016

(a)	This distribution was declared on October 18, 2016 and will be paid on the date of distribution.

NOTE 8 – OPERATING SEGMENTS

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

16 | Tesoro Logistics LP

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEGMENT INFORMATION (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Gathering:
Affiliate	$21	$18	$61	$71
Third-party	61	69	194	182
Total Gathering	82	87	255	253
Processing:
Affiliate	23	26	74	71
Third-party	46	45	134	134
Total Processing	69	71	208	205
Terminalling and Transportation:
Affiliate	140	108	386	312
Third-party	17	16	52	50
Total Terminalling and Transportation	157	124	438	362
Total Segment Revenues	$308	$282	$901	$820

Segment Operating Income
Gathering	$31	$42	$107	$121
Processing	29	29	85	77
Terminalling and Transportation	85	51	226	157
Total Segment Operating Income	145	122	418	355
Unallocated general and administrative expenses	(12)	(16)	(37)	(43)
Interest and financing costs, net	(49)	(37)	(138)	(112)
Equity in earnings of equity method investments	3	2	10	6
Other income, net	—	—	6	—
Net Earnings	$87	$71	$259	$206

Capital Expenditures
Gathering	$21	$72	$67	$177
Processing	2	5	15	10
Terminalling and Transportation	19	16	43	50
Total Capital Expenditures	$42	$93	$125	$237

September 30, 2016 | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this report to “Tesoro Logistics LP,” “TLLP,” “the Partnership,” “we,” “us” or “our” refer to Tesoro Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless the context otherwise requires, references in this report to “Tesoro” refer collectively to Tesoro Corporation and any of its subsidiaries, other than TLLP, its subsidiaries and its general partner. Unless the context otherwise requires, references in this report to “Predecessors” refer collectively to the acquired assets from Tesoro, and those assets, liabilities and results of operations.

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

BUSINESS STRATEGY AND OVERVIEW

We are a leading full-service logistics company operating primarily in the western and mid-continent regions of the United States. We own and operate a network of crude oil, refined products and natural gas pipelines. We also own and operate crude oil and refined products truck terminals, marine terminals and dedicated storage facilities. In addition, we own and operate natural gas processing and fractionation complexes. We are a fee-based, growth oriented Delaware limited partnership formed by Tesoro Corporation and are headquartered in San Antonio, Texas. Our assets are categorized into a Gathering segment, a Processing segment and a Terminalling and Transportation segment. For the three and nine months ended September 30, 2016, approximately 60% and 58%, respectively, of our total revenues were derived from Tesoro under various long-term, fee-based commercial agreements, the majority of which include minimum volume commitments.

We generate revenues by charging fees for gathering crude oil and natural gas, for terminalling, transporting and storing crude oil and refined products and for processing natural gas. We are generally not exposed to direct commodity price risk with respect to any of the crude oil, natural gas, natural gas liquids (“NGLs”) or refined products that we handle, with the exception of a nominal amount of condensate. For the NGLs that we handle under keep-whole agreements, the Partnership has a fee-based processing agreement with Tesoro, which minimizes the impact of commodity price movements during the annual period subsequent to renegotiation of terms and pricing each year. We do not engage in the trading of crude oil, natural gas, NGLs or refined products; therefore, we have minimal direct exposure to risks associated with commodity price fluctuations. However, through their effects on our customers’ operations, these risks indirectly influence our activities and results of operations over the long term.

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

18 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

Relative to these goals, in 2016, we intend to continue implementing this strategy and have completed or announced plans to:

•
expand our assets on our crude oil gathering and transportation system (the “High Plains System”), located in the Bakken Shale/Williston Basin area of North Dakota and Montana (the “Bakken Region”) in support of third-party demand for transportation services and Tesoro’s demand for Bakken crude oil in the mid-continent and west coast refining systems, including:

◦	further expanding crude oil storage and transportation capacity and capabilities of our High Plains Pipeline;

◦	expanding our gathering footprint in the Bakken Region, including crude oil, natural gas and water, to enhance and improve overall basin logistics efficiencies;

◦	adding other origin and destination points on the High Plains System to increase volumes; and

◦	pursuing strategic assets across the Western U.S. including potential acquisitions from Tesoro.

•
expand and optimize our natural gas gathering and processing assets located in the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming (the “Rockies Region”) including:

◦	increasing compression on our systems in the Green River and Vermillion basins to enhance natural gas volumes recovered from existing wells and support potential new drilling activity; and

◦	expanding our gathering footprint and increase compression capabilities in the Uinta basin to increase volumes on our gathering systems and through our processing assets.

•	grow our terminalling and transportation business across the Western U.S. through:

◦	increasing our terminalling volumes by expanding capacity and growing our third-party services at certain of our terminals;

◦	optimizing Tesoro volumes and growing third-party throughput at our terminalling and transportation assets; and

◦	pursuing strategic assets in the Western U.S. such as our acquisition of Tesoro's terminalling assets and storage assets in Alaska.

ACQUISITIONS

ALASKA STORAGE AND TERMINALLING ASSETS PURCHASE.  Effective July 1, 2016, the Partnership entered into an agreement to purchase certain terminalling and storage assets owned by Tesoro for total consideration of $444 million and was completed in two phases. On July 1, 2016, the Partnership completed the acquisition of the first phase consisting of tankage with a shell capacity of approximately 3.5 million barrels and ancillary facilities used for the operations at Tesoro’s Kenai Refinery. The second phase was completed on September 16, 2016 and consisted of refined product terminals in Anchorage and Fairbanks (together, the “Alaska Storage and Terminalling Assets”). Consideration paid for the first phase was $266 million, comprised of approximately $240 million in cash, financed with borrowings under our secured dropdown credit facility (“Dropdown Credit Facility”), and the issuance of equity to Tesoro with a fair value of $26 million. Consideration paid for the second phase was $178 million, comprised of approximately $160 million in cash, financed with borrowings under the Dropdown Credit Facility, and the issuance of equity to Tesoro with a fair value of $18 million.

CURRENT MARKET CONDITIONS

During the third quarter, the spot prices of the commodities that we handle were relatively stable, including crude oil, natural gas liquids and refined products, while natural gas increased. U.S. crude stocks declined over the quarter, although globally, inventories remained high. The U.S. rig count increased in the third quarter after consecutive periods of declines. Additionally, improved drilling techniques and better well management have increased production per well and many producers have a back-log of uncompleted wells, which are available for completion. These factors could positively impact overall U.S. production volumes, however, regional impacts may differ.

Low retail prices, seasonal trends and healthy economic conditions over the third quarter continued to support increased demand for refined products. We continue to see a limited impact to our business from the lifting of the crude export ban and expect minimal impact on our business in the short term. We continue to monitor the impact of these changes in market prices and fundamentals on our business in the western U.S. We believe our diversified portfolio, which is underpinned by long-term contracts, many of which are supported by minimum volume commitments, adequately supports our goals and objectives outlined above.

September 30, 2016 | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

A discussion and analysis of the factors contributing to our results of operations presented below includes the combined financial results of our Predecessors and the consolidated financial results of TLLP for all periods presented. The financial statements of our Predecessors were prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting future performance.

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

During the second quarter of 2016, management revised its internal and external use of non-GAAP measures to eliminate any adjustments to U.S. GAAP net earnings and earnings before interest, income taxes, and depreciation and amortization expenses (“EBITDA”) for items previously considered “special items” and loss attributable to our Predecessors. We believe our revised presentation of net earnings and EBITDA and descriptions of significant activities impacting U.S. GAAP net earnings are sufficient to convey our financial performance to the users of our financial statements.

Additionally, we revised our definition of Distributable Cash Flow to include the reconciliation of this non-GAAP measure to be from U.S. GAAP net cash from operating activities rather than net earnings. We believe this method of reconciliation is more appropriate based on our determination that Distributable Cash Flow provides a measure by which users of our financial statements can assess our ability to generate cash and thus additional liquidity.

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

We present the performance and liquidity measures defined above because we believe these measures help us analyze our results of operations and liquidity in conjunction with our U.S. GAAP results. Investors, analysts, lenders and ratings agencies may use these measures to help analyze our results of operations and liquidity in conjunction with our U.S. GAAP results, including but not limited to the following:

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

20 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

ITEMS IMPACTING COMPARABILITY

Our financial results may not be comparable for the reasons described below. Our Predecessors did not record revenues with Tesoro and our Predecessors recorded general and administrative expenses and financed operations differently than the Partnership. See “Factors Affecting the Comparability of Our Financial Results” in our Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion.

On November 12, 2015, the Partnership purchased crude oil and refined product storage and pipeline assets in Los Angeles, California (the "LA Storage and Handling Assets") owned by subsidiaries of Tesoro Corporation for a total consideration of $500 million. The Partnership acquired 97 crude oil, feedstock, and refined product storage tanks with combined capacity of 6.6 million barrels and a 50% interest in a 16-mile pipeline that transports jet fuel from Tesoro’s Los Angeles refinery to the Los Angeles International Airport. The acquisition price of $500 million included cash of approximately $250 million and the issuance of common and general partner units to Tesoro, valued at approximately $250 million.

On July 1 and September 16, 2016, the Partnership purchased the Alaska Storage and Terminalling Assets owned by Tesoro for total consideration of $444 million. The storage assets include tankage with a shell capacity of approximately 3.5 million barrels and ancillary facilities used for the operations at Tesoro’s Kenai Refinery. The refined product terminals are located in Anchorage and Fairbanks.

We have a 78% interest in Rendezvous Gas Services, L.L.C. (“RGS”), which owns and operates the infrastructure that transports gas from certain fields to several re-delivery points in southwestern Wyoming, including natural gas processing facilities that are owned by us or a third party. Prior to 2016, we consolidated RGS; however, upon performing the required reassessments in conjunction with our adoption of ASU 2015-02 as of January 1, 2016, we determined RGS represents a variable interest entity to us for which we are not the primary beneficiary resulting in the deconsolidation of RGS and the reporting of RGS as an equity method investment. We recognized an increase of $295 million to equity method investments as of January 1, 2016 as a result of the deconsolidation in addition to a cumulative effect reduction to opening equity of $2 million related to the difference in earnings under the equity method of accounting in prior periods.

The following table and discussion is a summary of our results of operations for the three and nine months ended September 30, 2016 and 2015, including a reconciliation of EBITDA to net earnings and Distributable Cash Flow to cash flow from operating activities (in millions, except per unit amounts).

September 30, 2016 | 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

CONSOLIDATED RESULTS

SUMMARY (In millions, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016 (a)	2015 (a)	2016 (a)	2015 (a)
Revenues
Gathering	$82	$87	$255	$253
Processing	69	71	208	205
Terminalling and Transportation (b)	157	124	438	362
Total Revenues	308	282	901	820
Costs and Expenses
Operating expenses (c)	104	103	313	294
General and administrative expenses	24	28	70	81
Depreciation and amortization expenses	45	45	134	133
Loss on asset disposals and impairments	2	—	3	—
Operating Income	133	106	381	312
Interest and financing costs, net	(49)	(37)	(138)	(112)
Equity in earnings of equity method investments	3	2	10	6
Other income, net	—	—	6	—
Net Earnings	$87	$71	$259	$206

Loss attributable to Predecessors	$1	$6	$4	$17
Net earnings attributable to noncontrolling interest	—	(3)	—	(19)
Net Earnings Attributable to Partners	88	74	263	204
General partner’s interest in net earnings, including incentive distribution rights	(40)	(20)	(108)	(51)
Limited Partners’ Interest in Net Earnings	$48	$54	$155	$153

Net Earnings per Limited Partner Unit
Common - basic	$0.46	$0.62	$1.58	$1.85
Common - diluted	$0.46	$0.62	$1.58	$1.85

Weighted Average Limited Partner Units Outstanding
Common units - basic	101.4	86.6	96.7	82.5
Common units - diluted	101.4	86.7	96.8	82.6

(a)	Adjusted to include the historical results of the Predecessors.

(b)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment for assets acquired in the acquisitions from Tesoro prior to the effective date of each acquisition.

(c)
Operating expenses include net imbalance settlement gains of $2 million for the three months ended September 30, 2016, and $5 million and $4 million for the nine months ended September 30, 2016 and 2015, respectively. There were no net imbalance settlement gains or losses for the three months ended September 30, 2015. Also includes reimbursements from Tesoro primarily related to pressure testing and repairs and maintenance costs pursuant to the Amended Omnibus Agreement of $3 million and $10 million for the three months ended September 30, 2016 and 2015, respectively, and $12 million and $25 million for the nine months ended September 30, 2016 and 2015, respectively.

22 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016 (a)	2015 (a)	2016 (a)	2015 (a)
Reconciliation of Net Earnings to EBITDA:
Net earnings	$87	$71	$259	$206
Depreciation and amortization expenses	45	45	134	133
Interest and financing costs, net of capitalized interest	49	37	138	112
EBITDA	$181	$153	$531	$451

Reconciliation of Net Cash from Operating Activities to Distributable Cash Flow and Pro Forma Distributable Cash Flow:
Net cash from operating activities (b)	$176	$137	$425	$348
Changes in assets and liabilities	(37)	(18)	(5)	3
Predecessors impact	1	4	3	17
Maintenance capital expenditures (c)	(20)	(12)	(44)	(37)
Reimbursement for maintenance capital expenditures (c)	6	1	20	4
Net earnings attributable to noncontrolling interest (d)	—	(1)	—	(17)
Other adjustments for noncontrolling interest (d)	—	—	—	(20)
Adjustments for equity method investments (e)	4	—	1	(1)
Other (f)	3	4	1	19
Distributable Cash Flow	133	115	401	316
Pro forma adjustment for acquisition of noncontrolling interest (g)	—	—	—	36
Pro Forma Distributable Cash Flow	$133	$115	$401	$352

(a)	Adjusted to include the historical results of the Predecessors.

(b)
During the second quarter of 2016, we revised our reconciliation of distributable cash flow and pro forma distributable cash flow by reconciling the liquidity measure from net cash from operating activities. There were no impacts to previously reported amounts as a result of this methodology change.

(c)
We adjust our reconciliation of distributable cash flows for maintenance capital expenditures, tank restoration costs and expenditures required to ensure the safety, reliability, integrity and regulatory compliance of our assets with an offset for any reimbursements received for such expenditures.

(d)
Prior to 2016 for noncontrolling interests associated with QEPM and RGS, we excluded $2 million of undistributed earnings along with other adjustments to reflect gross cash available for distribution net of noncontrolling interest impacts.

(e)
We adjust net cash from operating activities to reflect cash distributions received from equity method investments attributed to the period reported for the purposes of calculating distributable cash flow.

(f)
Other includes items that had a non-cash impact on our operations and should not be considered in distributable cash flow. Non-cash items for the nine months ended September 30, 2016 and 2015 include primarily the exclusion of the non-cash gain of $6 million recognized relating the settlement of the Questar Gas Company litigation as discussed in Note 6 to our condensed combined consolidated financial statements and the inclusion of $13 million for acquired deficiency revenue billings to customers in 2015.

(g)	Reflects the adjustment to include the noncontrolling interest in QEPM as controlling interest based on the pro forma assumption that the merger of QEPM with TLLP occurred on January 1, 2015.

THREE MONTHS ENDED SEPTEMBER 30, 2016 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2015

OVERVIEW. Our net earnings for the three months ended September 30, 2016 (“2016 Quarter”) increased $16 million to $87 million from $71 million for the three months ended September 30, 2015 (“2015 Quarter”) primarily driven by increases in revenue partially offset by an increase to interest and financing costs, net.

REVENUES. The increase in revenue of $26 million, or 9%, to $308 million was driven primarily by the LA Storage and Handling Assets purchased from Tesoro in November 2015 and the Alaska Storage and Terminalling Assets purchased in July 2016 partially offset by declines in natural gas production leading to reduced volumes on our gathering system.

September 30, 2016 | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $4 million to $24 million in the 2016 Quarter compared to the 2015 Quarter primarily due to higher costs in 2015 due to integration efforts in connection with the acquisition of all of the limited liability company interests of QEP Field Services, LLC (“QEPFS”).

INTEREST AND FINANCING COSTS, NET. Net interest and financing costs increased $12 million in the 2016 Quarter compared to the 2015 Quarter, primarily related to the issuance of new senior notes during the second quarter of 2016 and borrowings on the Dropdown Credit Facility related to the acquisitions of the LA Storage and Handling Assets and the Alaska Storage and Terminalling Assets.

NINE MONTHS ENDED SEPTEMBER 30, 2016 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2015

OVERVIEW. Our net earnings for the nine months ended September 30, 2016 (“2016 Period”) increased $53 million to $259 million from $206 million for the nine months ended September 30, 2015 (“2015 Period”) primarily driven by increases in revenue partially offset by an increase to interest and financing costs, net.

REVENUES. Revenues for the 2016 Period increased $81 million to $901 million from $820 million for the 2015 Period primarily driven by the LA Storage and Handling Assets purchased from Tesoro in November 2015 and the Alaska Storage and Terminalling Assets purchased in July 2016. In addition, revenue increases were driven by higher pipeline transportation demand, organic growth and asset optimization.

OPERATING EXPENSES. Operating expenses for the 2016 Period increased $19 million to $313 million from $294 million for the 2015 Period primarily due to the reporting of gross operating expense related to our transactions with RGS for the 2016 Period that were eliminated in the 2015 Period in consolidation.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $11 million to $70 million in the 2016 Period compared to the 2015 Period primarily due to higher costs in 2015 due to integration efforts in connection with the QEPFS acquisition.

INTEREST AND FINANCING COSTS, NET. Net interest and financing costs increased $26 million to $138 million from $112 million for the 2015 Period primarily related to the issuance of new senior notes during the 2016 Period, and borrowings on the Dropdown Credit Facility related to the acquisition of the LA Storage and Handling Assets and Alaska Storage and Terminalling Assets and the write-off of unamortized debt issuance costs in connection with debt transactions as discussed in the “Capital Resources and Liquidity” section.

OTHER INCOME, NET. The 2016 Period included a settlement gain of $6 million related to the legal settlement in the second quarter of 2016.

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

24 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

GATHERING SEGMENT OPERATING RESULTS (in millions, except volumes, revenue per barrel and revenue per MMBtu amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Gas gathering revenues	$39	$46	$122	$128
Crude oil gathering pipeline revenues	33	31	100	88
Crude oil trucking revenues	9	10	27	37
Other revenues	1	—	6	—
Total Revenues	82	87	255	253
Costs and Expenses
Operating expenses (a)	30	27	92	74
General and administrative expenses	3	2	8	8
Depreciation and amortization expenses	16	16	45	50
Loss on asset disposals and impairments	2	—	3	—
Gathering Segment Operating Income	$31	$42	$107	$121
Volumes
Gas gathering throughput (thousands of MMBtu/d) (b)	887	1,115	881	1,069
Average gas gathering revenue per MMBtu (b)	$0.48	$0.45	$0.51	$0.44
Crude oil gathering pipeline throughput (Mbpd)	206	199	210	182
Average crude oil gathering pipeline revenue per barrel	$1.71	$1.71	$1.73	$1.77
Crude oil trucking volume (Mbpd)	32	34	30	42
Average crude oil trucking revenue per barrel	$3.25	$3.14	$3.26	$3.24

(a)
Operating expenses include an imbalance settlement gains of $1 million and loss of $1 million for the three months ended September 30, 2016 and 2015, respectively, and gains of $2 million and $1 million for the nine months ended September 30, 2016 and 2015, respectively.

(b)
Prior to the deconsolidation of RGS as of January 1, 2016, fees paid by us to RGS were eliminated upon consolidation and third-party transactions, including revenue and throughput volumes, were included in our results of operations. Third-party volumes associated with RGS, included in gas gathering volume for the three and nine months ended September 30, 2015 were 142 thousand and 145 thousand MMBtu/d, respectively, and reduced our average gas gathering revenue per MMBtu by $0.05 for both periods.

THREE MONTHS ENDED SEPTEMBER 30, 2016 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2015

VOLUMES. The decrease in gas gathering throughput volumes of 228 thousand MMBtu per day (“MMBtu/d”), or 20% in the 2016 Quarter as compared to the 2015 Quarter was primarily driven by the exclusion of volumes associated with RGS following our deconsolidation of RGS in 2016 as well as declines in natural gas production leading to reduced volumes on our gathering system. Third-party volumes associated with RGS, included in gas gathering volume for the three months ended September 30, 2015 were 142 thousand MMBtu/d. Average crude oil gathering pipeline throughput volumes increased 7 Mbpd, or 4%, in the 2016 Quarter as a result of projects to expand the pipeline gathering system capabilities, which include additional origin and destination interconnections.

FINANCIAL RESULTS. Gathering revenues decreased $5 million, or 6%, to $82 million for the 2016 Quarter compared to $87 million in the 2015 Quarter primarily due to the decline in average gas gathering throughput partially offset by an increase in the average gas gathering rates. Partially offsetting the decrease in gas gathering and crude oil trucking were increases to crude oil gathering pipeline revenues as a result of higher crude oil pipeline throughput on our High Plains Pipeline.

Operating expenses increased $3 million, or 11%, to $30 million in the 2016 Quarter compared to $27 million in the 2015 Quarter related to the reporting of gross operating expenses related to our transactions with RGS for the 2016 Quarter that were previously eliminated in the 2015 Quarter as well as an increase to our pipeline loss allowance in the 2016 Quarter. Operating expenses for the rest of the Gathering segment were relatively flat in the 2016 Quarter compared to the 2015 Quarter.

September 30, 2016 | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

NINE MONTHS ENDED SEPTEMBER 30, 2016 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2015

VOLUMES. Average crude oil gathering pipeline throughput volumes increased 28 Mbpd, or 15%, in the 2016 Period as a result of projects to expand the pipeline gathering system and additional origin and destination interconnections. Crude oil trucking volumes decreased 12 Mbpd, or 29%, during the 2016 Period as more volumes were gathered via pipeline on to our High Plains Pipeline. The decrease in gas gathering throughput volumes of 188 MMBtu/d, or 18%, in the 2016 Period as compared to the 2015 Period is driven by the exclusion of volumes associated with RGS following our deconsolidation of RGS in 2016 as well as declines in natural gas production leading to reduced volumes on our gathering system. Third-party volumes associated with RGS, included in gas gathering volume for the nine months ended September 30, 2015, were 145 thousand MMBtu/d.

FINANCIAL RESULTS. Gathering revenues remained flat for the 2016 Period compared to the 2015 Period. During the 2016 Period, Volumes on the High Plains Pipeline System increased from the 2015 Period, which were partially offset by decreases in crude oil trucking revenues. Additionally the 2016 Period includes a one-time recovery of fees related to right-of-way costs. The decrease in Gas gathering revenues in the 2016 Period as compared to the 2015 Period was primarily driven by the exclusion of volumes associated with RGS following our deconsolidation of RGS in 2016 partially offset by increases in the average gas gathering rate recognized.

Operating expenses increased $18 million, or 24%, to $92 million in the 2016 Period compared to $74 million in the 2015 Period primarily related to the reporting of gross operating expense related to our transactions with RGS for the 2016 Period that were previously eliminated in the 2015 Period. Operating expenses for the rest of the Gathering segment were relatively flat in the 2016 Period compared to the 2015 Period.

PROCESSING SEGMENT

PROCESSING SEGMENT OPERATING RESULTS (in millions, except MMBtu/d, Mbpd and revenue per MMBtu and fee per barrel)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
NGLs processing revenues	$23	$26	$74	$71
Fee-based processing revenues	29	28	80	81
Other processing revenues	17	17	54	53
Total Revenues	69	71	208	205
Costs and Expenses
Operating expenses	29	31	89	91
General and administrative expenses	—	—	—	4
Depreciation and amortization expenses	11	11	34	33
Processing Segment Operating Income	$29	$29	$85	$77
Volumes
NGLs processing throughput (Mbpd)	6.7	7.8	7.4	7.5
Average keep-whole fee per barrel of NGLs	$38.35	$35.75	$36.58	$34.26
Fee-based processing throughput (thousands of MMBtu/d)	625	767	648	742
Average fee-based processing revenue per MMBtu	$0.50	$0.39	$0.45	$0.40

THREE MONTHS ENDED SEPTEMBER 30, 2016 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2015

VOLUMES. Fee-based processing volumes decreased 142 thousand MMBtu/d, or 19%, to 625 thousand MMBtu/d in the 2016 Quarter as a result of lower natural gas production being delivered to our processing systems. Average NGLs processing volumes decreased by 1.1 Mbpd, or 14%, to 6.7 Mbpd in the 2016 Quarter.

FINANCIAL RESULTS. Processing revenues decreased $2 million, or 3%, to $69 million for the 2016 Quarter compared to $71 million in the 2015 Quarter. Improved optimization of our processing facilities along with annual rate escalations resulted in increased NGL processing revenues, offset by a decline in volumes in the 2016 Quarter compared to the 2015 Quarter.

26 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

NINE MONTHS ENDED SEPTEMBER 30, 2016 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2015

VOLUMES. Fee-based processing volumes decreased 94 thousand MMBtu/d, or 13%, to 648 thousand MMBtu/d in the 2016 Period as a result of lower natural gas production being delivered to our processing systems. Average NGLs processing volumes were relatively flat in the 2016 Quarter compared to the 2015 Quarter.

FINANCIAL RESULTS. Processing revenues increased $3 million, or 1%, to $208 million for the 2016 Period compared to $205 million in the 2015 Period primarily due to an increase in the average keep-whole processing fee per barrel of NGLs. Improved optimization of our processing facilities along with annual rate escalations resulted in increased NGL processing and fee-based processing rates, offset by a decline in fee-based processing volumes in the 2016 Period compared to the 2015 Period due to production declines.

TERMINALLING AND TRANSPORTATION SEGMENT

Our Terminalling and Transportation segment consists of regulated common carrier refined products pipeline systems and other pipelines, which transport products and crude oil from Tesoro’s refineries to nearby facilities, as well as crude oil and refined products terminals and storage facilities, a rail-car unloading facility and a petroleum coke handling and storage facility.

TERMINALLING AND TRANSPORTATION SEGMENT OPERATING RESULTS (in millions, except barrel and per barrel amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues (a)
Terminalling revenues	$125	$93	$345	$275
Pipeline transportation revenues	32	31	93	87
Total Revenues	157	124	438	362
Costs and Expenses
Operating expenses (b)	45	45	132	129
General and administrative expenses	9	10	25	26
Depreciation and amortization expenses	18	18	55	50
Terminalling and Transportation Segment Operating Income	$85	$51	$226	$157
Volumes
Terminalling throughput (Mbpd)	1,023	964	998	932
Average terminalling revenue per barrel	$1.33	$1.05	$1.27	$1.08
Pipeline transportation throughput (Mbpd)	908	838	866	819
Average pipeline transportation revenue per barrel	$0.38	$0.40	$0.39	$0.39

(a)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment prior to the effective date of the acquisitions of the LA Storage and Handling Assets and Alaska Storage and Terminalling Assets.

(b)
Operating expenses include imbalance settlement gains of $1 million for both the three months ended September 30, 2016 and 2015, and $3 million for both the nine months ended September 30, 2016 and 2015.

THREE MONTHS ENDED SEPTEMBER 30, 2016 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2015

VOLUMES. Terminalling throughput volumes increased 59 Mbpd, or 6%, and pipeline transportation throughput volumes increased 70 Mbpd, or 8%, in the 2016 Quarter compared to the 2015 Quarter primarily due to the terminalling assets from the second phase of the Alaska Storage and Terminalling Assets acquisition and higher pipeline volumes in southern California as a result of higher customer demand in the 2016 Quarter and organic growth projects adding new capabilities to our system.

FINANCIAL RESULTS. Revenues increased $33 million, or 27%, to $157 million in the 2016 Quarter compared to $124 million in the 2015 Quarter primarily as a result of the commercial storage agreements executed with Tesoro in connection with the LA Storage and Handling Asset and Alaska Storage and Terminalling Assets acquisitions as well as increased pipeline transportation throughput volumes.

September 30, 2016 | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

NINE MONTHS ENDED SEPTEMBER 30, 2016 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2015

VOLUMES. Terminalling throughput volumes increased 66 Mpbd, or 7% and pipeline transportation throughput volumes increased 47 Mbpd, or 6%, in the 2016 Period compared to the 2015 Period primarily due to stronger customer demand, terminalling assets from the second phase of the Alaska Storage and Terminalling Assets acquisition and organic growth projects adding new capabilities to our system.

FINANCIAL RESULTS. Revenues increased $76 million, or 21%, to $438 million in the 2016 Period compared to $362 million in the 2015 Period primarily as a result of the commercial storage agreements executed with Tesoro in connection with the LA Storage and Handling Asset and Alaska Storage and Terminalling Assets acquisitions as well as increased throughput volumes.

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

CAPITALIZATION

CAPITAL STRUCTURE (in millions)

Debt principal, including current maturities:	September 30, 2016	December 31, 2015
Credit Facilities	$400	$555
Senior Notes	3,020	2,320
Capital lease obligations	8	8
Total Debt	3,428	2,883
Unamortized Issuance Costs (a)	(46)	(39)
Debt, Net of Unamortized Issuance Costs	3,382	2,844
Total Equity	1,663	1,794
Total Capitalization	$5,045	$4,638

(a)	Includes unamortized premiums of $4 million associated with our senior notes at both September 30, 2016 and December 31, 2015.

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

ATM PROGRAM. On August 24, 2015, we filed a prospectus supplement to our shelf registration statement filed with the Securities and Exchange Commission (“SEC”) on August 6, 2015, authorizing the continuous issuance of up to an aggregate of $750 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). During the three and nine months ended September 30, 2016, we issued an aggregate of 655,940 and 1,492,637 common units, respectively, under our ATM Program, generating proceeds of approximately $31 million and $72 million, respectively, before issuance costs. We paid fees of less than $1 million related to the issuance of units under this program for both the three and nine months ended September 30, 2016, respectively. The net proceeds from sales under the ATM Program will be used for

28 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

DEBT OVERVIEW AND AVAILABLE LIQUIDITY

Our secured Revolving Credit Facility, secured Dropdown Credit Facility and Senior Notes due 2019, 2020, 2021, and 2022 contain covenants that may, among other things, limit or restrict our ability (as well as the ability of our subsidiaries) to engage in certain activities. There have been no changes in these covenants from those described in the Annual Report on 10-K for the year ended December 31, 2015. As discussed below, on May 9, 2016, we issued senior notes due in 2024 that have substantially the same covenants as the existing senior notes. We do not believe that these limitations will restrict our ability to pay distributions. Additionally, our secured Revolving Credit Facility and secured Dropdown Credit Facility contain covenants that require us to maintain certain interest coverage and leverage ratios. We submit compliance certifications to the bank quarterly, and we were in compliance with our debt covenants as of September 30, 2016.

AVAILABLE CAPACITY UNDER OUR CREDIT FACILITIES (in millions)

	Total Capacity	Amount Borrowed as of September 30, 2016	Available Capacity	Weighted Average Interest Rate	Expiration
Revolving Credit Facility	$600	$—	$600	—%	January 29, 2021
Dropdown Credit Facility	1,000	400	600	2.54%	January 29, 2021
Total Credit Facilities	$1,600	$400	$1,200

EXPENSES AND FEES OF OUR CREDIT FACILITIES

Credit Facility	30 day Eurodollar (LIBOR) Rate at September 30, 2016	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Revolving Credit Facility (a)	0.53%	2.00%	3.50%	1.00%	0.38%
Dropdown Credit Facility (a)	0.53%	2.01%	3.50%	1.01%	0.38%

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

September 30, 2016 | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

SOURCES AND USES OF CASH

COMPONENTS OF CASH FLOWS (in millions)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From (Used In):
Operating Activities	$425	$348
Investing Activities	(166)	(243)
Financing Activities	222	(113)
Increase (Decrease) in Cash and Cash Equivalents	$481	$(8)

OPERATING ACTIVITIES. Net cash from operating activities increased $77 million to $425 million in the 2016 Period compared to $348 million for the 2015 Period. The increase in cash from operations was primarily driven by the increase in net earnings of $53 million from the 2015 Period to the 2016 Period and a $15 million impact of non-cash items.

INVESTING ACTIVITIES. Net cash used in investing activities for the 2016 Period decreased $77 million to $166 million compared to $243 million in the 2015 Period. The decrease in this outflow resulted from higher capital expenditures in the 2015 Period including spending related to the construction of the Connolly Gathering System, the second phase of the Bakken area storage hub, and various projects on our Southern California distribution system. Additionally, $30 million in acquisitions reflects assets acquired by Predecessors in connection with the Alaska Storage and Terminalling Assets transaction. See “Capital Expenditures” below for a discussion of the various maintenance and growth projects in the 2016 Period.

FINANCING ACTIVITIES. Net cash provided by financing activities for the 2016 Period was $222 million compared to a use of cash of $113 million for the 2015 Period. We received $701 million of proceeds from debt offerings and $364 million in net proceeds from issuances of units. Offsetting these proceeds were higher quarterly cash distributions totaling $329 million during the 2016 Period compared to quarterly cash distributions totaling $221 million paid in the 2015 Period. We paid down $95 million of net borrowings under our secured Revolving Credit Facility during the 2016 Period and paid off the Unsecured Term Loan Facility of $250 million.

Historically, the Predecessors’ sources of liquidity included cash generated from operations and funding from Tesoro. Cash receipts were deposited in Tesoro’s bank accounts and all cash disbursements were made from those accounts. The Sponsor contribution of $34 million and $19 million included in cash from financing activities for the 2016 Period and the 2015 Period, respectively, funded the cash portion of the net loss for the Predecessors.

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

TLLP's expected 2016 net capital expenditures are currently forecast to total approximately $170 million, or $200 million offset by expected reimbursements of $30 million primarily for maintenance capital expenditures. Our revised capital spending estimate reflects changes in project outlooks based on lower producer activity, cost savings on projects and the latest estimates of timing on project spend. Cost estimates for projects currently in process or under development are subject to further review, analysis and permitting requirements, which may result in revisions to our current spend estimates. During the 2016 Period, we spent $88 million, net of $1 million in reimbursements from entities including Tesoro, on growth capital projects and $21 million, net of $15 million in reimbursements from entities including Tesoro, on maintenance capital projects.

30 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

MAJOR GROWTH CAPITAL PROJECTS COMPLETED, IN PROCESS OR UNDER DEVELOPMENT (in millions)

Major Projects	Total Project Expected Capital Expenditures	Actual 2016 Capital Expenditures
Gathering Segment:
Uinta Compression (a)	$50	$34
Bakken Area Storage Hub (b)	28	5
High Plains Pipeline Expansion (c)	20	7
Terminalling and Transportation Segment:
Los Angeles Refinery Interconnect Pipeline System (d)	150-200	—
Terminal Expansions (e)	30	12

(a)
Projects to increase compression for our Uinta natural gas gathering systems and expand our gathering system in the Uinta basin. We expect incremental volumes through our processing system upon the completion of the project.

(b)
The construction of the second phase of the Bakken Area Storage Hub provides storage tanks located in two strategic areas of the basin. With its completion during the first quarter of 2016, storage capacity has grown to over 1 million barrels. Amounts shown above for capital expenditures represent actual amounts spent on this completed project.

(c)
Projects to expand crude oil gathering throughput capacity on the High Plains Pipeline in McKenzie County, North Dakota. The expansion project’s expected capital expenditures may be reduced as a result of Tesoro’s recent acquisition of Great Northern Midstream and associated BakkenLink pipeline.

(d)
The pipeline interconnect project at the Los Angeles refinery is designed to provide direct connectivity between Tesoro’s refining sites. The proposed project is subject to final Board of Directors approval, project scoping, engineering and regulatory approval.

(e)	Projects to increase the throughput capacity and service capabilities at our crude oil and refined products terminals.

DISTRIBUTIONS

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partner unitholders and general partner will receive.

QUARTERLY DISTRIBUTIONS

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution including general partner incentive distribution rights (in millions)	Date of Distribution	Unitholders Record Date
December 31, 2015	$0.780	$3.12	$98	February 12, 2016	February 2, 2016
March 31, 2016	0.810	3.24	108	May 13, 2016	May 2, 2016
June 30, 2016	0.842	3.37	123	August 12, 2016	August 2, 2016
September 30, 2016 (a)	0.875	3.50	131	November 14, 2016	November 4, 2016

(a)	This distribution was declared on October 18, 2016 and will be paid on the date of distribution.

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

Future expenditures may be required to comply with the federal, state and local environmental requirements for our various sites, including our storage facilities, pipelines, gas processing complexes and refined products terminals. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our liquidity, financial position or results

September 30, 2016 | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS

of operations. See Note 6 to our condensed combined consolidated financial statements for additional information regarding environmental regulation and Tesoro indemnification. See our discussion of the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement in Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2015 for more information regarding the indemnification of certain environmental matters provided to us by Tesoro and discussion of other certain environmental obligations.

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

•	the suspension, reduction or termination of Tesoro’s obligation under our commercial agreements and our secondment agreement;

•	a material decrease in profitability among our customers, including Tesoro;

•	earthquakes or other natural disasters affecting operations;

•	direct or indirect effects on our business resulting from actual or threatened terrorist or activist incidents, cyber-security breaches or acts of war;

•	weather conditions affecting operations by us or our key customers, including Tesoro, or the areas in which the customers we serve operate;

•	disruptions due to equipment interruption or failure at our facilities, Tesoro’s facilities or third-party facilities on which our key customers, including Tesoro, are dependent;

•	changes in the expected value of and benefits derived from acquisitions;

•	actions of customers and competitors;

32 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

•	changes in our credit profile;

•
state and federal environmental, economic, health and safety, energy and other policies and regulations, including those related to climate change and any changes therein and any legal or regulatory investigations, delays, compliance costs or other factors beyond our control;

•	delays in obtaining necessary approvals and permits;

•	operational hazards inherent in refining operations and in transporting and storing crude oil, natural gas, NGLs and refined products;

•	changes in capital requirements or in execution and benefits of planned capital projects;

•	seasonal variations in demand for natural gas and refined products;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any accruals, which affect us or Tesoro;

•	risks related to labor relations and workplace safety; and

•	political developments.

Many of these factors, as well as other factors, are described in our filings with the SEC. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

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

We process gas for certain producers under keep-whole processing agreements. Under a keep-whole agreement, a producer transfers title to the NGLs produced during gas processing, and we as the processor, in exchange, deliver to the producer natural gas with a British thermal unit content equivalent to the NGLs removed. We have entered into an agreement with Tesoro (“Keep-Whole Agreement”) to transfer the market risk associated with the purchase of natural gas. The Keep-Whole Amendment provides that the service fees payable for incremental volumes of NGLs above 315,000 gallons per day will be a mutually agreed upon fee. See Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2015, for additional information on our Keep-Whole Agreement.

September 30, 2016 | 33

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our use of debt directly exposes us to interest rate risk. Variable-rate debt, such as borrowings under our Revolving Credit Facility and Dropdown Credit Facility, exposes us to short-term changes in market rates that impact our interest expense. Fixed rate debt, such as our Senior Notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to rates higher than the current market. The fair value of our fixed rate debt was estimated using quoted market prices. The carrying value and fair value of our debt were approximately $3.4 billion and $3.6 billion as of September 30, 2016, respectively. The carrying value and fair value of our debt were approximately $2.9 billion and $2.8 billion at December 31, 2015, respectively. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. With all other variables constant, a 0.25% change in the interest rate associated with the borrowings outstanding under our Revolving Credit Facility or Dropdown Credit Facility at September 30, 2016, would change annual interest expense by $1 million. As of September 30, 2016, we had $400 million of borrowings outstanding under our Dropdown Credit Facility. The were no borrowings outstanding under our Revolving Credit Facility as of September 30, 2016. Any change in interest rates would affect cash flows, but not the fair value of the debt we incur under our Revolving Credit Facility and Dropdown Credit Facility.

We do not currently have in place any hedges or forward contracts to reduce our exposure to interest rate risks; however, we continue to monitor the market and our exposure, and may enter into these transactions in the future. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect these controls.

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

34 | Tesoro Logistics LP

LEGAL PROCEEDINGS, RISK FACTORS AND UNREGISTERED SHARES OF EQUITY SECURITIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. There were no new reportable matters that arose during the third quarter of 2016. In addition, no material developments occurred with respect to proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 or June 30, 2016. Although we cannot provide assurance, we believe that an adverse resolution of such proceedings would not have a material impact on our liquidity, financial position, or results of operations.

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As described elsewhere in this Quarterly Report on Form 10-Q and in the Partnership’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 7, 2016 and September 22, 2016, the Partnership issued equity to Tesoro Logistics GP, LLC, our general partner, as part of the consideration for the acquisition of the Alaska Storage and Terminalling Assets.

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

*2.2
Revision to the Contribution, Conveyance and Assumption Agreement, dated as of July 27, 2016, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Alaska Company LLC and Tesoro Corporation.

3.1
Corrected Amendment No. 3 to the Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of July 1, 2016, between Tesoro Corporation, Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC (incorporated by reference herein to Exhibit 3.1 to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 1-35143).

3.2
Amendment No. 4 to the Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics LP, LLC, dated as of September 16, 2016, between Tesoro Logistics GP, LLC, Tesoro Corporation, Tesoro Refining & Marketing Company, LLC and Tesoro Alaska Company LLC (incorporated by reference herein to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed on September 22, 2016, File No. 1-35143).

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

10.2
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

September 30, 2016 | 35

EXHIBITS

Exhibit Number	Description of Exhibit
10.3
Kenai Storage Services Agreement, dated as of July 1, 2016, among Tesoro Alaska Company LLC, Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC and Tesoro Logistics LP (incorporated by reference herein to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed on July 7, 2016, File No. 1-35143).

10.4
Amendment No.1 to the Second Amended and Restated Master Terminalling and Service Agreement, dated as of September 16, 2016, among Tesoro Refining & Marketing Company, LLC, Tesoro Alaska Company LLC, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on September 22, 2016, File No. 1-35143).

10.5
Alaska Terminalling Services Agreement, dated as of September 16, 2016, among Tesoro Alaska Company LLC, Tesoro Logistics Operations LLC, Tesoro Alaska Terminals, LLC, Tesoro Logistics GP, LLC, and Tesoro Logistics LP (incorporated by reference herein to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on September 22, 2016, File No. 1-35143).

10.6
Second Amended and Restated Representation and Services Agreement for Oil Spill Contingency Planning Response and Remediation, dated as of September 16, 2016, among Tesoro Companies, Inc., Tesoro Maritime Company, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company LLC, Kenai Pipe Line Company, Tesoro Alaska Pipeline Company LLC, Carson Cogeneration Company, Tesoro Great Plains Midstream LLC, Tesoro Great Plains Gathering & Marketing LLC, Bakkenlink Pipeline LLC, ND Land Holdings LLC, Tesoro Logistics Operations LLC, Tesoro High Plains Pipeline Company LLC, Tesoro Logistics Pipelines LLC, Tesoro Logistics Northwest Pipeline LLC, Tesoro SoCal Pipeline Company LLC, QEP Field Services, LLC, QEPM Gathering I, LLC, Green River Processing, LLC, Rendezvous Pipeline Company, LLC, and Tesoro Alaska Terminals, LLC (incorporated by reference herein to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed on September 22, 2016, File No. 1-35143).

10.7
Third Amended and Restated Schedules to Third Amended and Restated Omnibus Agreement, dated as of September 16, 2016, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLP (incorporated by reference herein to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K filed on September 22, 2016, File No. 1-35143).

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

36 | Tesoro Logistics LP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TESORO LOGISTICS LP

		By:	Tesoro Logistics GP, LLC
Its general partner

Date:	November 1, 2016	By:	/s/ GREGORY J. GOFF
Gregory J. Goff
Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2016	By:	/s/ STEVEN M. STERIN
Steven M. Sterin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

September 30, 2016 | 37