Form 10-K
period 2016-12-31
TESORO LOGISTICS LP
filed 2017-02-21
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2016, the aggregate market value of common limited partner units held by non-affiliates of the registrant was approximately $3.4 billion based upon the closing price of its common units on the New York Stock Exchange Composite tape. The registrant had 102,996,246 common units and 2,100,900 general partner units outstanding at February 15, 2017.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

TESORO LOGISTICS LP
ANNUAL REPORT ON FORM 10-K

3
PART I
	1.	IMPORTANT INFORMATION REGARDING FORWARD LOOKING STATEMENTS
	2.	GLOSSARY OF TERMS
3.	ITEM 1 BUSINESS
	4.	GATHERING
	6.	PROCESSING
	7.	TERMINALLING AND TRANSPORTATION
	11.	COMMERCIAL AGREEMENTS
	11.	COMPETITION
	11.	PIPELINE, TERMINAL AND RAIL SAFETY
	12.	RATE AND OTHER REGULATIONS
	13.	ENVIRONMENTAL REGULATIONS
	17.	WORKING CAPITAL
	17.	EMPLOYEES
	17.	WEBSITE
17.	ITEM 1A RISK FACTORS
37.	ITEM 1B UNRESOLVED STAFF COMMENTS
37.	ITEM 2 PROPERTIES
37.	ITEM 3 LEGAL PROCEEDINGS
38.	ITEM 4 MINE SAFETY DISCLOSURES

39
PART II
39.	ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
40.	ITEM 6 SELECTED FINANCIAL DATA
42.	ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	42.	BUSINESS STRATEGY AND OVERVIEW
	44.	RESULTS OF OPERATIONS
	54.	CAPITAL RESOURCES AND LIQUIDITY
	61.	ACCOUNTING STANDARDS
63.	ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
64.	ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
99.	ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
99.	ITEM 9A CONTROLS AND PROCEDURES

101
PART III
101.	ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
108.	ITEM 11 EXECUTIVE COMPENSATION
124.	ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
127.	ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
130.	ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

131
PART IV
131.	ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
140.	SIGNATURES

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements.”

IMPORTANT INFORMATION REGARDING FORWARD LOOKING STATEMENTS

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including information incorporated by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including without limitation statements regarding expectations regarding revenues, cash flows, capital expenditures, and other financial items, our business strategy, goals and expectations concerning our market position, future operations and profitability, are forward-looking statements. Forward-looking statements may be identified by use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar terms and phrases. Although we believe our assumptions concerning future events are reasonable, a number of risks, uncertainties and other factors could cause actual results and trends to differ materially from those projected, including, but not limited to:

•	changes in global economic conditions on our business, on the business of our key customers, including Tesoro, and on our customers’ suppliers, customers, business partners and credit lenders;

•
a material change in the crude oil and natural gas produced in the Bakken Shale/Williston Basin area of North Dakota and Montana or the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming;

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

•	the coverage and ability to recover claims under our insurance policies;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	the timing and extent of changes in commodity prices and demand for refined products, natural gas and NGLs;

•	changes in our cash flow from operations;

•	impact of QEP Resources’ and Questar Gas Company’s ability to perform under the terms of our gathering agreements as they are the largest customers in our natural gas business.

•
the risk of contract cancellation, non-renewal or failure to perform by those in our supply and distribution chains, including Tesoro and Tesoro’s customers, and the ability to replace such contracts and/or customers;

•	the suspension, reduction or termination of Tesoro’s obligations under our commercial agreements and our secondment agreement;

•	a material change in profitability among our customers, including Tesoro;

•	earthquakes or other natural disasters affecting operations;

•	direct or indirect effects on our business resulting from actual or threatened terrorist or activist incidents, cyber-security breaches or acts of war;

•	weather conditions affecting operations by us or our key customers, including Tesoro, or the areas in which our customers operate;

•	disruptions due to equipment interruption or failure at our facilities, Tesoro’s facilities or third-party facilities on which our key customers, including Tesoro, are dependent;

•	changes in the expected value of and benefits derived from acquisitions;

•	actions of customers and competitors;

•	changes in our credit profile;

•
state and federal environmental, economic, health and safety, energy and other policies and regulations, including those related to climate change and any changes therein and any legal or regulatory investigations, delays, compliance costs or other factors beyond our control;

•	delays in obtaining necessary approvals and permits;

•	operational hazards inherent in refining operations and in transporting and storing crude oil, natural gas, NGLs and refined products;

•	changes in capital requirements or in execution and benefits of planned capital projects;

December 31, 2016 | 1

IMPORTANT INFORMATION AND GLOSSARY OF TERMS

•	seasonal variations in demand for natural gas and refined products;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any accruals, which affect us or Tesoro;

•	risks related to labor relations and workplace safety;

•	political developments; and

•	the factors described in greater detail under “Competition” and “Risk Factors” in Items 1 and 1A herein, and our other filings with the SEC.

All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

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

MMcf/d - Million cubic feet per day.

NGLs - Natural gas liquids.

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

2 | Tesoro Logistics LP

BUSINESS

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

We completed our initial public offering (the “Initial Offering”) in April 2011. We have since acquired additional assets from Tesoro, and those assets, liabilities and results of operations are collectively referred to as the “Predecessors.” Our financial information for all periods, except the consolidated balance sheet as of December 31, 2016, includes the historical results of our Predecessors and the results of TLLP. The financial statements of our Predecessors have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. Most notably, this applies to the revenue associated with the terms of the commercial agreements as our Predecessors generally did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment.

We are a full-service logistics company operating primarily in the western and mid-continent regions of the United States. We own and operate networks of crude oil, refined products and natural gas pipelines, terminals with dedicated and non-dedicated storage capacity for crude oil and refined products, rail facilities with loading and off-loading capabilities, marine terminals, a trucking fleet, natural gas processing and fractionation complexes. Our assets are organized in three segments: Gathering, Processing and Terminalling and Transportation. Segment disclosures are discussed in Note 13 to our consolidated financial statements in Item 8. Our business is affected by seasonality due to weather conditions and access restrictions, as well as supply and demand.

We generate revenues by charging fees for gathering crude oil and natural gas, for terminalling, transporting and storing crude oil and refined products and for processing natural gas. We do not engage in the trading of crude oil, natural gas, NGLs or refined products; therefore, we have minimal direct exposure to risks associated with commodity price fluctuations as part of our normal operations. However, we may be subject to nominal commodity risk exposure due to pipeline loss allowance provisions in many of our pipeline gathering and transportation contracts and a nominal amount of condensate retained as part of our natural gas gathering services. In the event actual measured pipeline losses are less than the loss allowance we are able to sell the natural gas and crude oil at market price adjusted for premiums; correspondingly, when actual losses exceed loss allowances we purchase natural gas or crude oil at market prices. The natural gas imbalance exposes us to some fluctuations in natural gas prices. At December 31, 2016, the estimated value of the imbalance was less than $1 million. For the NGLs that we handle under keep-whole agreements, the Partnership has a fee-based processing agreement with Tesoro, which minimizes the impact of commodity price movements during the annual period subsequent to renegotiation of terms and pricing.

We are not a taxable entity for federal and state income tax purposes. Instead, each partner is required to take into account its share of our income, gain, loss and deduction in computing its federal and state income tax liabilities, regardless of whether we make cash distributions to the partner. The taxable income reportable to each partner takes into account differences between the tax bases and financial reporting bases of assets and liabilities, the acquisition price of their units and the taxable income allocation requirements under the partnership agreement.

NORTH DAKOTA GATHERING AND PROCESSING ASSETS. On November 21, 2016, we agreed to acquire crude oil, natural gas and produced water gathering systems and two natural gas processing facilities from Whiting Oil and Gas Corporation, GBK Investments, LLC and WBI Energy Midstream, LLC (“North Dakota Gathering and Processing Assets”) for total consideration of approximately $700 million. The North Dakota Gathering and Processing Assets include over 650 miles of crude oil, natural gas, and produced water gathering pipelines, 170 MMcf per day of natural gas processing capacity and 18.7 Mbpd of fractionation capacity in the Sanish and Pronghorn fields of the Williston Basin in North Dakota. The acquisition closed on January 1, 2017. With this acquisition, we expanded the assets in our Gathering and Processing segments located in the Williston Basin area of North Dakota to further grow our integrated, full-service logistics capabilities in support of third-party demand for crude oil, natural gas and water gathering services as well as natural gas processing services. In addition, this extends our capacity and capabilities by adding new origin and destination points for our common carrier pipelines in North Dakota and extends our crude oil, natural gas and water gathering and associated gas processing footprint to enhance and improve overall basin logistics efficiencies.

December 31, 2016 | 3

BUSINESS

The following provides an overview of our assets and operations in relation to Tesoro’s refineries:

Anacortes, WA
Kenai, AK
Dickinson, ND
Mandan, ND
Salt Lake City, UT
Martinez, CA
Los Angeles, CA
Tesoro Corporation
Refinery
Tesoro Logistics
Pipeline
Processing
Natural gas processing complex
Terminalling and Transportation
Crude oil and refined product terminal
Marine terminal
Rail facility

* North Dakota includes assets acquired as part of acquisition that closed on January 1, 2017

GATHERING

Our gathering systems include crude oil, natural gas and water pipeline gathering systems in the Bakken Shale/Williston Basin area of North Dakota and Montana (the “Bakken Region”) and the Green River Basin, Vermillion Basin and Uinta Basin in the states of Utah, Colorado and Wyoming, including:

•	a common carrier crude oil gathering and transportation system in North Dakota and Montana (the “High Plains System”);

•	North Dakota Gathering Systems, which consists of a crude oil and natural gas gathering system located in and around the Williston Basin;

•	Uinta Basin Gathering System, which consists of natural gas gathering systems and compression assets located in northeastern Utah;

•	Green River System, consisting of an integrated natural gas gathering and transportation system;

•	Vermillion Gathering System, which consists of natural gas gathering and compression assets located in Southern Wyoming, northwest Colorado and northeast Utah; and

•	certain equity method investments that contribute to our gathering systems including investments in:

◦
Rendezvous Gas Services, L.L.C. (“RGS”), which operates the infrastructure that transports gas from certain fields to several re-delivery points, including natural gas processing facilities that are owned by TLLP or a third party;

◦	Three Rivers Gathering, LLC, which transports natural gas to our natural gas processing facilities in the Uinta Basin; and

◦	Uintah Basin Field Services, L.L.C., which operates gathering pipeline and gas compression assets located in the southeastern Uinta Basin.

4 | Tesoro Logistics LP

BUSINESS

GATHERING - VOLUMES TRANSPORTED IN 2016

HIGH PLAINS SYSTEM. We own and operate a common carrier crude oil gathering and transportation system consisting of common carrier pipelines in North Dakota and Montana (the “High Plains Pipeline”), which gathers and transports crude oil into major regional takeaway pipelines and refining centers including Tesoro’s North Dakota refinery in Mandan. The Partnership transports crude oil processed at Tesoro’s Mandan refinery via the High Plains System.

As part of our High Plains System, we own storage facilities with tanks located in strategic areas of the Bakken Region basins, which provide our customers access to and from multiple pipelines and rail loading facilities in the area. The current storage capacity is over 1 million barrels.

In addition, we own and operate a truck-based crude oil gathering operation. This operation uses a combination of proprietary and third-party trucks, all of which we dispatch and schedule. These trucks gather and transport crude oil from well sites or nearby collection points in the Bakken Region and deliver it to our High Plains Pipeline and third-party destinations. We charge per-barrel tariffs and service fees for receiving and transporting crude oil, for dispatching and scheduling proprietary and third-party trucks and for use of our field unloading tanks.

NORTH DAKOTA GATHERING SYSTEMS. The North Dakota Gathering Systems are crude oil, natural gas and produced water gathering systems located in and around the Williston Basin in McLean County, North Dakota, including the North Dakota Gathering and Processing Assets. These systems are primarily supported by long-term, fee-based, crude oil and natural gas gathering agreements with minimum volume commitments and backed by acreage dedications from producers. Included are the recently acquired North Dakota Gathering and Processing Assets.

UINTA BASIN GATHERING SYSTEM. The Uinta Basin Gathering System consists of natural gas gathering systems and compression assets located in northeast Utah, which include low-pressure natural gas gathering pipeline and compression. We refer to these individual gas gathering systems collectively as the Uinta Basin Gathering System. The gathering system is primarily supported by acreage dedications and long-term, fee-based gathering agreements that contain annual inflation adjustment mechanisms and minimum volume commitments.

GREEN RIVER SYSTEM. The Green River System, located in western Wyoming, consists of three integrated assets: the Green River Gathering Assets, the assets owned by Rendezvous Pipeline Company, LLC (“Rendezvous Pipeline”) and assets owned by RGS. In addition to gathering natural gas, the system also gathers crude oil production, transports the crude oil to an interstate pipeline interconnect, and gathers and handles produced and flowback water associated with well completion and production activities.

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

•	RGS, which operates the infrastructure that transports gas from certain fields to several re-delivery points, including natural gas processing facilities that are owned by TLLP or a third party.

VERMILLION GATHERING SYSTEM. The Vermillion Gathering System consists of gas gathering and compression assets located in southern Wyoming, northwest Colorado and northeast Utah. The Vermillion Gathering System is primarily supported by Life-of-Reserves Contracts and long-term, fee-based gas gathering agreements with minimum volume commitments.

December 31, 2016 | 5

BUSINESS

GATHERING ASSETS PIPELINE MILES BY SYSTEM

(a)	Includes the gathering pipelines associated with the North Dakota Gathering and Processing Assets acquisition.

Our natural gas operations are affected by seasonal weather conditions and certain access restrictions imposed by the Bureau of Land Management (“BLM”) on federal lands to protect migratory and breeding patterns of native species. During the winter months, our customers typically reduce drilling and completion activities due to adverse weather conditions. Also, access restrictions imposed by the BLM reduce our ability to complete expansion projects and connect to newly completed wells. We mitigate these seasonal risks in affected areas through prudent planning and coordination with our customers to ensure expansion projects are completed prior to these periods. Condensate sales, however, tend to increase in the first quarter of each year, as the colder ground causes more condensates to fall out of the gas stream in our gathering system. However, this impact is minimal and we expect such seasonality to diminish as we continue expanding our existing assets or acquire additional assets outside of the affected areas.

PROCESSING

Our Processing segment consists of the Vermillion processing complex (“Vermillion Complex”), the Uinta Basin processing complex (“Uinta Basin Complex”), the Blacks Fork processing complex (“Blacks Fork Complex”), the Emigrant Trail processing complex (“Emigrant Trail Complex”) as well as the Robinson Lake processing complex (“Robinson Lake Complex”) and the Belfield processing complex (“Belfield Complex”) that were acquired with the North Dakota Gathering and Processing Assets. We process gas for certain producers under keep-whole processing agreements. Approximately 45-50% of our plant production is currently supported by long-term, fee-based processing agreements with minimum volume commitments. The graph below shows the throughput capacities of our processing and fractionation facilities.

VERMILLION COMPLEX. The Vermillion Complex, located in Sweetwater County, Wyoming, consists of two processing trains. A portion of the natural gas volumes we gather at the Vermillion Complex is available to us pursuant to natural gas gathering agreements with several producer customers. The plant receives the majority of its gas from the Vermillion sub-basin in southern Wyoming and northwest Colorado.

UINTA BASIN COMPLEX. The Uinta Basin Complex, located in Uintah County, Utah, consists of five separate processing trains with raw gas inlet processing capacity. The complex receives the majority of its gas from various natural gas fields located in the Uinta Basin.

BLACKS FORK COMPLEX. The Blacks Fork Complex, located in Sweetwater and Uinta Counties, Wyoming, consists of three separate gas processing trains and a NGLs fractionation facility. The complex receives the majority of its gas from various gas fields located in the Green River Basin of western Wyoming.

EMIGRANT TRAIL COMPLEX. The Emigrant Trail Complex, located in Uinta County, Wyoming, consists of one cryogenic gas processing train. The complex receives the majority of its gas from various gas fields located in the Green River Basin of western Wyoming.

ROBINSON LAKE COMPLEX. The Robinson Lake Complex is located in Montrail County, North Dakota, and consists of compression units, propane refrigeration plants and a fractionation plant. The complex receives the majority of its gas from various gas fields located in the Williston Basin of North Dakota.

BELFIELD COMPLEX. The Belfield Complex, located in Billings, Dun and Stark Counties, North Dakota, consists of compression units, propane refrigeration plants and a fractionation plant. The complex receives the majority of its gas from various gas fields located in the Williston Basin of North Dakota.

6 | Tesoro Logistics LP

BUSINESS

THROUGHPUT CAPACITY BY PROCESSING COMPLEX (a)

(a)	Capacity is measured in MMcf/d.

(b)	We have fractionation throughput capacity at our Blacks Fork complex, Robinson Lake complex and our Belfield complex of 15.0 Mbpd, 11.5 Mbpd and 7.2 Mbpd, respectively.

(c)	Included with the North Dakota Gathering and Processing Assets acquisition.

TERMINALLING AND TRANSPORTATION

We generate terminalling and transportation revenues by charging our customers fees for:

•	delivering crude oil, refined products and intermediate feedstocks from vessels to refineries and terminals;

•	loading and unloading crude oil transported by unit train to Tesoro’s Anacortes refinery;

•	marine loading and unloading;

•	providing storage services;

•	transferring refined products from terminals to trucks, barges and pipelines;

•	transporting refined products;

•	providing ancillary services, ethanol blending and additive injection, and for barge loading or unloading fees; and

•	handling petroleum coke for Tesoro’s Los Angeles refinery.

Our refined products terminals are supplied by our pipelines, Tesoro-owned and third-party pipelines, trucks, and barges. Our marine terminals load and unload vessels, our rail car loading and unloading facilities receive crude oil transported on unit trains leased by Tesoro, and our petroleum coke facility handles and stores petroleum coke.

TERMINALLING

The following chart shows the average daily terminalling or loading capacity and total average terminalling throughput for our crude oil and refined products terminals (in Mbpd) for the year ended December 31, 2016.

December 31, 2016 | 7

BUSINESS

The following table shows the locations and types of products handled by our crude oil and refined products terminals and storage facilities including their storage capacities (in shell barrels) as of December 31, 2016.

Terminal Location	Products Handled	Total Approximate Storage Capacity (a)	Dedicated Storage (b)
California Marine Terminals	Crude Oil; Intermediate Feedstocks; Gasoline; Diesel; Jet Fuel	3,349,000	2,231,000
California Terminals and Storage Facilities	Crude Oil; Diesel; Intermediate Feedstocks; Gasoline; Gasoline Blendstocks; Jet Fuel; Light Ends; NGLs	20,159,000	17,154,486
Idaho	Gasoline; Diesel; Jet Fuel	878,000	53,826
Utah	Gasoline; Diesel; Jet Fuel; Crude Oil Storage; Truck Unloading	895,000	878,000
Washington	Gasoline; Diesel; NGLs	2,374,000	1,602,977
Alaska	Gasoline; Diesel; Jet Fuel; Aviation Gasoline	5,563,000	4,156,424
Total Crude Oil and Refined Products		33,218,000	26,076,713

(a)	Includes storage capacity for refined products and ethanol only; excludes additive storage for gasoline and diesel.

(b)	Represents dedicated portion of total storage capacity for which we charge a per barrel monthly fee based on storage capacity.

CALIFORNIA MARINE TERMINALS. The California marine terminals support Tesoro’s Los Angeles refinery, Tesoro’s Martinez refinery and third parties. The Los Angeles marine terminals consist of three marine terminals and a marine storage facility. One of the marine terminals, Berth 121, is capable of handling VLCC class ships. Another marine terminal is Terminal 2, which is comprised of a berth dock and is adjacent to our Terminal 3 storage facility. The third is a marine terminal currently subleased from Tesoro pursuant to a master lease between Tesoro and the City of Long Beach, which expires in 2032. Tesoro currently leases a portion of Berth 121 from the City of Long Beach under a lease that expires in 2023 and a portion of Terminal 2, which is currently under a month to month lease while negotiations are underway to provide a long term lease. Until the effectiveness of the subleases between Tesoro and us for these properties, we are operating the assets pursuant to the Berth 121 Operating Agreement and the Terminals 2 and 3 Operating Agreement.

The Martinez Crude Oil Marine Terminal is located near Tesoro’s Martinez refinery and consists of a dock, storage tanks and related pipelines that receive crude oil from vessels for delivery to Tesoro’s refinery and a third-party terminal. The dock and related leasehold improvements are situated on an offshore parcel of land that is currently being leased by Tesoro from the California State Lands Commission under a term lease. The lease will be legally transferred to us upon renewal and approval from the California State Lands Commission. We are currently operating these assets under the terms of the Amorco Marine Terminal Use and Throughput Agreement entered into in April 2012.

On November 21, 2016, we purchased the assets located at the Avon marine terminal facility (the “Avon Marine Terminal Assets”), consisting of a berth dock that serves as the main shipping and receiving point for Tesoro’s Martinez refinery for the transfer of waterborne non-crude feedstocks, is the principal outbound marine delivery point for refined products and is directly connected to the refined products tankage located at the refinery. We are currently operating these assets under the terms of the Avon Marine Terminal Operating Agreement.

In connection with the Avon Marine Terminal Assets, Tesoro Logistics Operations LLC, our subsidiary (“TLO”), entered into an operating agreement that is intended to be treated as a contribution of the Avon Marine Terminal Assets (including all economic benefits and burdens relating to those assets) as of the closing date on November 21, 2016.

CALIFORNIA TERMINALS AND STORAGE FACILITIES. We own and operate terminals and storage facilities in California. In addition, we operate a refined products terminal in Stockton, which we lease from the Port of Stockton under a five-year lease expiring in 2019 that can be extended for up to two additional five-year terms. We own and operate a terminal located at Tesoro’s Martinez refinery that includes a refined products truck rack, a NGLs truck facility and a NGLs rail loading and unloading facility. The Martinez terminal receives refined products via pipelines from the Martinez refinery, some of which we blend with renewable fuels before delivery. In November 2015, we purchased crude oil and refined product storage and pipeline assets in Los Angeles, California from Tesoro, which included crude oil, feedstock, and refined product storage tanks with combined capacity of 6.6 million barrels and a

8 | Tesoro Logistics LP

BUSINESS

50% fee interest in a pipeline that transports jet fuel from Tesoro’s Los Angeles refinery to the Los Angeles International Airport.

On November 21, 2016, we purchased certain terminalling and storage assets located in Martinez, California (the “Northern California Terminalling and Storage Assets”) from Tesoro consisting of:

•
tankage with shell capacity of approximately 5.8 million barrels of crude oil, feedstock, and refined product storage located at Tesoro’s Martinez refinery, together with all related equipment and ancillary facilities used for the operation thereof (the “Tankage”);

•	the Avon Marine Terminal Assets; and

•	the pipelines, causeway and ancillary equipment that connect the Tankage to the Avon Marine Terminal, as well as all associated easements, permits and licenses.

In connection with the Northern California Terminalling and Storage Assets purchase, we entered into certain commercial agreements with Tesoro and its subsidiary Tesoro Refining and Marketing Company (“TRMC”), our general partner and TLO, as applicable.

CARSON CALIFORNIA PETROLEUM COKE HANDLING AND STORAGE FACILITY. We own and operate a coke handling and storage facility adjacent to Tesoro’s Los Angeles refinery. Tesoro has committed to throughput 2,600 metric tons per day of petroleum coke at this facility. We lease the facility to Tesoro under an agreement that expires in 2024 and can be renewed by Tesoro for six renewal terms of ten years each.

IDAHO TERMINALS. We own and operate terminals in Idaho, including terminals located in Boise, Pocatello and Burley. Refined products received at the Idaho terminals are distributed by Tesoro and third parties through the truck loading racks.

UTAH TERMINALS. We own and operate a refined products terminal adjacent to Tesoro’s Utah refinery. The Salt Lake City terminal has the ability to receive refined products directly from the refinery via pipeline. Refined products received and ethanol blended into gasoline at this terminal are sold locally and regionally by Tesoro through our truck loading rack. We own and operate a crude oil truck terminal that allows us to receive black wax crude oil for Tesoro’s use in its Utah refinery. We also own and operate a crude oil and refined products storage facility in Salt Lake City with 878,000 barrels of storage capacity. The storage tanks are connected to Tesoro’s Salt Lake City refinery through our four interconnecting pipelines, but are not directly connected to our Salt Lake City terminal. The storage facility supplies crude oil to Tesoro’s Utah refinery and receives refined and intermediate products from the refinery.

WASHINGTON TERMINALS AND STORAGE FACILITIES. Our Washington terminals consist of three terminals located in Vancouver, Pasco and Anacortes. The Vancouver terminal is leased from the Port of Vancouver under a 10-year lease expiring in 2026, with one 10-year renewal option. We receive gasoline and distillates at this terminal from Tesoro’s Anacortes refinery through a third-party common carrier pipeline. We also have access to a marine dock owned by the Port of Vancouver under a non-preferential berthing agreement, which allows us to receive gasoline and distillates from Tesoro’s Anacortes refinery and third-party sources through barge deliveries and to transport those refined products to the terminal on proprietary interconnecting pipelines. Refined products received at this terminal are sold locally by Tesoro and others through our truck loading rack or through barges loaded at the Port of Vancouver dock.

Our Pasco terminal is supplied with refined products from our Northwest Products Pipeline and can receive refined products delivered by barge via the Columbia River. The refined products received by the terminal can be delivered to Spokane, Washington via the Northwest Products Pipeline or distributed via truck from its truck rack.

The Anacortes assets consist of a refined products truck terminal, a NGLs truck terminal, a NGLs rail loading and unloading facility, light products truck rack and crude and heavy oil storage tanks with a shell capacity of approximately 1.5 million barrels, all located at Tesoro’s Anacortes refinery. The Anacortes terminal is included in the real property leased under the agreement with Tesoro for the Anacortes Rail Facility.

The Anacortes Rail Facility in Washington includes an unloading platform with receiving and departing tracks capable of handling a train, as well as additional short track spurs. The facility, which was placed in service in September 2012, has a permitted capacity to unload up to an annual average of 50 Mbpd of crude oil to Tesoro’s Anacortes refinery. We entered into an agreement with Tesoro to lease its real property at the Anacortes Rail Facility for a term of ninety-nine years.

December 31, 2016 | 9

BUSINESS

NORTH DAKOTA TERMINAL. We own and operate a refined products terminal located at Tesoro’s Mandan refinery. The terminal receives product directly from Tesoro’s Mandan refinery.

ALASKA TERMINALS AND STORAGE FACILITIES. Our Alaska terminals consist of five terminals located in Anchorage and Nikiski. The Anchorage terminal is located on property at two adjacent leaseholds within the Port of Anchorage. A portion of the terminal is on land leased from the Alaska Railroad Corporation through December 31, 2021. We may renew the lease for one additional five-year term. The remainder of the terminal is on land we lease from the Municipality of Anchorage through November 1, 2035. We may renew the lease for up to two additional five-year terms. This terminal has the ability to receive refined products from Tesoro’s Alaska refinery through our state-regulated common carrier pipeline and from marine vessels through the Port of Anchorage. The terminal also has a rail rack that is leased to a third party. It can hold and unload rail cars and is connected to a pipeline that runs to a neighboring third-party jet fuel storage facility. Refined products received at the terminals are sold locally by Tesoro and others through separate truck loading racks, through third-party barges loaded at a Port of Anchorage dock or through pipelines to a third-party storage facility. The Nikiski terminal includes a truck rack and storage tanks with approximately 212,000 barrels of storage capacity. The terminal is supplied with refined products by a direct pipeline from Tesoro’s Kenai refinery.

On July 1, 2016, we entered into an agreement with Tesoro, our general partner, TLO and Tesoro Alaska Company LLC, a subsidiary of Tesoro (“TAC”), pursuant to which TAC agreed to contribute to TLO certain terminalling and storage assets (the “Alaska Storage and Terminalling Assets Purchase”). The terminalling and storage assets include:

•	tankage with a shell capacity of approximately 3.5 million barrels located at TAC’s refinery in Kenai, Alaska, related equipment and ancillary facilities used in the operation thereof;

•
all of TAC’s limited liability company interests in Tesoro Alaska Terminals LLC, a wholly-owned subsidiary of TAC, which owns (i) a bulk tank farm and terminal facility located at the Port of Anchorage in Anchorage, Alaska with 580 thousand barrels of in-service storage capacity for refined products, a truck rack and a rail-loading facility, and (ii) a terminal facility located at the Fairbanks International Airport in Fairbanks, Alaska, with 22.5 thousand barrels of in-service capacity for refined products and a truck rack; and

•	certain related assets used in connection with the foregoing assets.

In connection with the Alaska Storage and Terminalling Assets Purchase, we entered into certain commercial agreements with Tesoro, TAC, our general partner, TRMC and TLO, as applicable.

TRANSPORTATION

We own and operate the Northwest Products Pipeline, a common carrier refined products pipeline that is the primary transportation option from Salt Lake City to Idaho and eastern Washington, a refined products pipeline connecting Tesoro’s Kenai refinery to Anchorage, Alaska and a southern California transportation pipeline system. We also own a number of proprietary pipelines in Salt Lake City and Los Angeles that transport a number of products between various facilities, including Tesoro’s refineries, and other owned and third-party terminals and pipelines. The chart below shows the total average throughput utilized by Tesoro and third parties for transportation services on our crude oil and refined products pipelines for the year ended December 31, 2016.

TLLP TRANSPORTATION VOLUME (in Mbpd)

10 | Tesoro Logistics LP

BUSINESS

COMMERCIAL AGREEMENTS

TESORO

Tesoro accounted for $715 million, or 59%, of our total revenues in the year ended December 31, 2016. No revenue was recorded by the Predecessors for transactions with Tesoro in the Terminalling and Transportation segment prior to the Acquisitions from Tesoro during the year ended December 31, 2016.

We process gas for certain producers under keep-whole processing agreements. Under a keep-whole agreement, normally a producer would transfer title of the NGLs produced during gas processing and the processor, in exchange, would deliver to the producer natural gas with a BTU content equivalent to the NGLs that would be removed. However, TLLP entered into an agreement with Tesoro, which transfers the commodity risk exposure associated with these keep-whole processing agreements from TLLP to Tesoro (the “Keep-Whole Commodity Agreement”). Under the Keep-Whole Commodity Agreement with Tesoro, Tesoro pays TLLP a processing fee for NGLs related to keep-whole agreements and delivers the replaced natural gas to the producers on behalf of TLLP. TLLP pays Tesoro a marketing fee in exchange for assuming the commodity risk. See Note 3 to our consolidated financial statements in Item 8 for additional information on our keep-whole agreements.

We have various long-term, fee-based commercial agreements with Tesoro, under which we provide pipeline transportation, trucking, terminal distribution, storage services and coke handling services to Tesoro. See Note 3 to our consolidated financial statements in Item 8 for additional information on our commercial agreements.

THIRD-PARTIES

Third-party agreements accounted for $505 million, or 41%, of our total revenues for the year ended December 31, 2016. Of this, approximately $337 million is under committed arrangements in which we provide gathering, processing, pipeline transportation, terminal distribution and storage services. QEP Resources accounted for 13% of our total revenues in the year ended December 31, 2016.

COMPETITION

GATHERING. Our High Plains System competes with a number of transportation companies for gathering and transporting crude oil produced in the Bakken Region. We may also compete for opportunities to build gathering lines from producers or other pipeline companies. Other companies have existing pipelines that are available to ship crude oil and continue to (or have announced their intent to) expand their pipeline systems in the Bakken Region. We also compete with third-party carriers that deliver crude oil by truck.

Although we compete for third-party shipments of crude oil on our High Plains System, our contractual relationship with Tesoro under our Transportation Services Agreement (High Plains System) (the “High Plains Pipeline Transportation Services Agreement”) and our connection to Tesoro’s Mandan refinery provide us a strong competitive position in the Bakken Region.

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

PROCESSING. Our competitors for processing include other midstream companies and producers. Competition for natural gas volumes is primarily based on reputation, commercial terms, reliability, service levels, flexibility, access to markets, location, available capacity, capital expenditures and fuel efficiencies. In addition to competing for natural gas volumes, we face competition for customer markets, which is primarily based on the proximity of the facilities to the markets, price and assurance of supply.

TERMINALLING AND TRANSPORTATION. Our competition primarily comes from independent terminal and pipeline companies, integrated petroleum companies, refining and marketing companies and distribution companies with marketing and trading arms. Competition in particular geographic areas is affected primarily by the volumes of refined products produced by refineries located in those areas, the availability of refined products and the cost of transportation to those areas from refineries located in other areas.

We may compete with third-party terminals for volumes in excess of minimum volume commitments under our commercial agreements with Tesoro and third-party customers as other terminals and pipelines may be able to supply Tesoro’s refineries or end user markets on a more competitive basis, due to terminal location, price, versatility and services provided. If Tesoro’s customers reduced their purchases of refined products from Tesoro due to the increased availability of less expensive product from other suppliers or for other reasons, Tesoro may only receive or deliver the minimum volumes through our terminals (or pay the shortfall payment if it does not deliver the minimum volumes), which would decrease our revenues.

PIPELINE, TERMINAL AND RAIL SAFETY

PIPELINE SAFETY. Our pipelines, gathering systems and terminal operations are subject to increasingly strict safety

December 31, 2016 | 11

BUSINESS

laws and regulations. The transportation and storage of refined products, natural gas and crude oil involve a risk that hazardous liquids or natural gas may be released into the environment, potentially causing harm to the public or the environment. The U.S. Department of Transportation, through the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and state agencies, enforces safety regulations governing the design, construction, operation, maintenance, inspection and management of our pipeline and storage facilities. These regulations require the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and the investigation of anomalies and if necessary, corrective action. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans, including extensive spill response training for pipeline personnel.

We may incur significant costs and liabilities associated with repair, remediation, preventative or mitigation measures associated with our pipelines. These costs and liabilities might relate to repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, as well as lost cash flows resulting from shutting down our pipelines during such repairs. Additionally, if we fail to comply with PHMSA or comparable state regulations, we could be subject to penalties and fines. If future PHMSA regulations impose new regulatory requirements on our assets, the costs associated with compliance could have a material effect on our operations.

While we operate and maintain our pipelines consistent with applicable regulatory and industry standards, we cannot predict the outcome of legislative or regulatory initiatives, which could have a material effect on our operations, particularly by extending more stringent and comprehensive safety regulations to pipelines and gathering lines not previously subject to such requirements. While we expect any legislative or regulatory changes to allow us time to comply with new requirements, costs associated with compliance may have a material effect on our operations.

NATURAL GAS PROCESSING SAFETY. Our natural gas processing plants and operations are subject to safety regulations under the U.S. Occupational Safety Health Administration (“OSHA”) and comparable state and local requirements. A number of our natural gas processing facilities are also subject to OSHA’s process safety management regulations and the Environmental Protection Agency’s (“EPA”) risk management plan requirements. Together these regulations are designed to prevent or minimize the probability and consequences of an accidental release of toxic, reactive, flammable or explosive chemicals. A number of our facilities are also regulated under the U.S. Department of Homeland Security Chemical Facility Anti-Terrorism Standards (“Homeland Standards”), which are designed to regulate the security of high-risk chemical facilities. Our natural gas processing plants and operations are operated in a manner consistent with industry safe practices and standards.

TERMINAL SAFETY. Our operations are subject to regulations under OSHA and comparable state and local regulations. Our terminal facilities are operated in a manner consistent with industry safe practices and standards. The storage tanks that are at our terminals are designed for crude oil and refined products and are equipped with appropriate controls that minimize emissions and promote safety. Our terminal facilities have response and control plans, spill prevention and other programs to respond to emergencies. Our terminals are regulated under the Homeland Standards or U.S. Coast Guard Maritime Transportation Act, which are designed to regulate the security of high–risk chemical facilities.

RAIL SAFETY. Our rail operations are limited to loading and unloading rail cars at our facilities. Generally, rail operations are subject to federal, state and local regulations. We believe our rail car loading and unloading operations meet or exceed all applicable regulations.

RATE AND OTHER REGULATIONS

GENERAL INTERSTATE REGULATION. Our High Plains Pipeline, Northwest Products Pipeline and two other interstate pipelines are common carriers subject to regulation by various federal, state and local agencies. The FERC regulates interstate transportation on our crude oil transportation and gathering pipelines and Northwest Products Pipeline under the Interstate Commerce Act (“ICA”), the Energy Policy Act of 1992 (the “EPAct”), and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including interstate pipelines that transport crude oil and refined products (collectively, “Petroleum Pipelines”), be just and reasonable and non-discriminatory, and that we file such rates and terms and conditions of service with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. A successful rate challenge could result in Petroleum Pipelines paying refunds for the period that the rate was in effect and/or reparations for up to two years prior to the filing of a complaint. There are no pending challenges or complaints regarding our current tariffs.

Certain interstate Petroleum Pipeline rates in effect at the inception of the EPAct are deemed to be just and reasonable under the ICA. These rates are referred to as grandfathered rates. Our rates for interstate transportation service on the Northwest Products Pipeline are grandfathered. The FERC allows for an annual rate change

12 | Tesoro Logistics LP

BUSINESS

under its indexing methodology, which applies to transportation on our High Plains Pipeline and Northwest Products Pipeline.

We own a natural gas pipeline in Wyoming. Under the Natural Gas Act of 1938 (the “NGA”), FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Federal regulation of interstate pipelines extends to such matters as rates, services, and terms and conditions of service; the types of services offered to customers; the certification and construction of new facilities; the acquisition, extension, disposition or abandonment of facilities; the maintenance of accounts and records; relationships between affiliated companies involved in certain aspects of the natural gas business; the initiation and continuation of services; market manipulation in connection with interstate sales, purchases or transportation of natural gas; and participation by interstate pipelines in cash management arrangements. The FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service. Under the NGA, the rates for service on interstate facilities must be just and reasonable and not unduly discriminatory. The FERC has granted the Rendezvous Pipeline market-based rate authority, subject to certain reporting requirements. If the FERC were to suspend Rendezvous Pipeline’s market-based rate authority, it could have an adverse impact on our revenue associated with the transportation service.

INTRASTATE REGULATION. The intrastate operations of our High Plains Pipeline in North Dakota and our refined products pipeline in Alaska are subject to regulation by the North Dakota Public Service Commission (“NDPSC”) and the Regulatory Commission of Alaska, respectively. Applicable state law requires that:

•	pipelines operate as common carriers;

•	access to transportation services and pipeline rates be non-discriminatory;

•	transported crude oil volumes be apportioned without unreasonable discrimination if more crude oil is offered for transportation than can be transported immediately; and

•	pipeline rates be just and reasonable.

PIPELINES. We operate our crude oil gathering pipelines and the Northwest Products Pipeline as common carriers pursuant to tariffs filed with the FERC, and the NDPSC for the High Plains Pipeline. The High Plains Pipeline offers tariffs from various locations in Montana and North Dakota to a variety of destinations, which are utilized by Tesoro and various third parties. Tesoro has historically shipped the majority of the volumes transported on the High Plains Pipeline, which is expected to continue in 2017. The Northwest Products Pipeline extends from Salt Lake City, Utah to Spokane, Washington and offers tariffs from various locations to a variety of destinations, which serves both third-party customers and Tesoro. We have additional pipelines that provide gathering of condensate in Wyoming and other pipelines that provide crude oil gathering in North Dakota.

The FERC and state regulatory agencies generally have not investigated rates on their own initiative absent a protest or a complaint by a shipper. Tesoro has agreed not to contest our tariff rates for the term of our commercial agreements. However, our pipelines are common carrier pipelines, and we may be required to accept additional third-party shippers who wish to transport through our system. The FERC or the NDPSC could investigate our rates at any time. If an interstate rate for service on the High Plains Pipeline or Northwest Products Pipeline were investigated, the challenger would have to establish that there has been a substantial change since the enactment of the EPAct, in either the economic circumstances or the nature of the service that formed the basis for the rate. If our rates are investigated, the inquiry could result in a comparison of our rates to those charged by others or to an investigation of our costs.

Section 1(b) of the NGA exempts natural gas gathering facilities from the FERC’s jurisdiction. Although the FERC has not made formal determinations with respect to all of the facilities we consider to be gathering facilities, we believe that our natural gas pipelines meet the FERC’s traditional tests to determine that they are gathering pipelines and are, therefore, not subject to FERC jurisdiction.

States may regulate gathering pipelines. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based regulation. Our natural gas and crude oil gathering operations are subject to ratable take and common purchaser statutes in most of the states in which we operate. These statutes generally require our gathering pipelines to take natural gas or crude oil without undue discrimination as to source of supply or producer. The regulations under these statutes can have the effect of imposing some restrictions on our ability as an owner of gathering facilities to decide with whom we contract to gather natural gas or crude oil. Failure to comply with state regulations can result in the imposition of administrative, civil and criminal remedies. To date, there has been no adverse effect to our systems due to these regulations.

ENVIRONMENTAL REGULATIONS

GENERAL. Our operations of pipelines, terminals and associated facilities in connection with the storage and transportation of crude oil, refined products and biofuels as well as our operations of gathering, processing and associated facilities related to the movement of natural gas are subject to extensive and frequently-changing federal, state and local laws, regulations, permits and ordinances relating to the protection of the environment. Among other

December 31, 2016 | 13

BUSINESS

things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid, liquid, salt water and hazardous wastes and the remediation of contamination. Compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or wastes have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. These requirements may also significantly affect our customers’ operations and may have an indirect effect on our business, financial condition and results of operations. However, we do not expect such effects will have a material impact on our financial position, results of operations or liquidity.

Under the Third Amended and Restated Omnibus Agreement (“Amended Omnibus Agreement”) and the Carson Assets Indemnity Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro. See Note 10 to our consolidated financial statements in Part II, Item 8 for additional information regarding the Amended Omnibus Agreement and Carson Assets Indemnity Agreement.

AIR EMISSIONS AND CLIMATE CHANGE REGULATIONS. Our operations are subject to the Clean Air Act and comparable state and local statutes. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. If regulations become more stringent, additional emission control technologies may be required to be installed at our facilities and our ability to secure future permits may become less certain. Any such future obligations could require us to incur significant additional capital or operating costs.

The EPA has undertaken significant regulatory initiatives under authority of the Clean Air Act’s New Source Review/Prevention of Significant Deterioration program (“NSR/PSD”) in an effort to further reduce emissions of volatile organic compounds, nitrogen oxides, sulfur dioxide, and particulate matter. These regulatory initiatives have been targeted at industries with large manufacturing facilities that are significant sources of emissions, such as refining, paper and pulp, and electric power generating industries. The basic premise of these initiatives is the EPA’s assertion that many of these industrial establishments have modified or expanded their operations over time without complying with NSR/PSD regulations adopted by the EPA that require permits and new emission controls in connection with any significant facility modifications or expansions that can result in emission increases above certain thresholds. As part of this ongoing NSR/PSD regulatory initiative, the EPA has entered into consent decrees with several refiners, including Tesoro, that require the refiners to make significant capital expenditures to install emissions control equipment at selected facilities. However, we do not expect any additional requirements will have a material impact on our financial position, results of operations or liquidity.

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

Currently, multiple legislative and regulatory measures to address greenhouse gas emissions are in various phases of discussion or implementation. These include actions to develop national, state or regional programs, each of which could require reductions in our greenhouse gas emissions or those of Tesoro and our other customers. On October 22, 2015, the EPA finalized amendments to the Petroleum and Natural Gas Systems source category (Subpart W) of the

14 | Tesoro Logistics LP

BUSINESS

Greenhouse Gas Reporting Program, including adding a new Onshore Petroleum and Natural Gas Gathering and Boosting segment, which will include greenhouse gas emissions from equipment and sources within the petroleum and natural gas gathering and boosting systems. In September 2015, the EPA announced proposed new source performance standards for methane (a greenhouse gas) for new and modified oil and gas sector sources. These and other legislative regulatory measures will impose additional burdens on our business and those of Tesoro and our other customers.

HAZARDOUS SUBSTANCES AND WASTE REGULATIONS. To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater, and surface water, and include measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and comparable state laws, impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site.

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

We also generate solid and liquid wastes, including hazardous wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes, including wastes generated from the transportation and storage of crude oil, natural gas, NGLs and refined products. We are not currently required to comply with a substantial portion of the RCRA requirements because the majority of our facilities operate as small quantity generators of hazardous wastes by the EPA and state regulations. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as hazardous wastes. Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. On November 28, 2016, the EPA published the final Hazardous Waste Generator Improvements Rule. This rule provided some additional flexibility for small generators but also increased certain recordkeeping and administrative burdens. Any additional changes in the regulations could increase our capital or operating costs.

We acquired two salt water disposal wells located in North Dakota on January 1, 2017. These facilities are permitted under state regulations to accept produced water and fluids or waters from drilling and gas plant operations. These fluids are considered exempt from RCRA requirements per the Exploration & Production (“E&P”) exemption. Changes to state or federal regulations regarding the E&P exemption or rules for the operation of disposal wells could impose additional burdens on our business.

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

WATER POLLUTION REGULATIONS. Our operations can result in the discharge of pollutants, including chemical components of crude oil, natural gas, NGLs and refined products. Many of our facilities operate near environmentally sensitive waters, where tanker, pipeline and other petroleum product transportation operations are regulated by federal, state and local agencies and monitored by environmental interest groups. The transportation and storage of crude oil and refined products over and adjacent to water involves risk and subjects us to the provisions in some cases of the Oil Pollution Act of 1990 (“OPA 90”), and in all cases to related state requirements. These

December 31, 2016 | 15

BUSINESS

requirements can subject owners of covered facilities to strict, joint, and potentially unlimited liability for removal costs and other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill into navigable waters, substantial liabilities could be imposed upon us. States in which we operate have also enacted similar, or in some cases, more stringent laws.

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

The OSROs are capable of responding to a spill on water equal to the greatest volume of the largest above ground storage tank at our facilities. Those volumes range from 5,000 barrels to 125,000 barrels. The OSROs have the highest available rating and certification from the United States Coast Guard (“USCG”) and are required to annually demonstrate their response capability to the USCG and state agencies. The OSROs rated and certified to respond to open water spills (which include those OSROs with which we contract at our marine terminals that have received the highest available rating and certification from the USCG) must demonstrate the capability to recover up to 50,000 barrels of oil per day and store up to 100,000 barrels of recovered oil at any given time. The OSROs rated and certified to respond to inland spills must demonstrate the capability to recover up to 7,500 barrels of oil per day and store up to 15,000 barrels of recovered oil at any given time.

At each of our facilities, we maintain spill-response capability to mitigate the impact of a spill from our facilities until either an OSRO or other contracted service providers can deploy, and Tesoro has entered into contracts with various parties to provide spill response services augmenting that capability, if required. Our spill response capability at our marine terminals meets the United States Coast Guard and state requirements to either deploy on-water containment equipment two times the length of a vessel at our dock or have smaller vessels available. Our spill response capabilities at our other facilities meet applicable federal and state requirements. In addition, we contract with various spill-response specialists to ensure appropriate expertise is available for such contingencies. We believe these contracts provide the additional services necessary to meet or exceed all regulatory spill-response requirements.

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

TRIBAL LANDS. Various federal agencies, including the EPA and the Department of the Interior, along with certain Native American tribes, promulgate and enforce regulations pertaining to oil and gas operations on Native American tribal lands where we operate. These regulations include such matters as lease provisions, drilling and production requirements, and standards to protect environmental quality and cultural resources. For example, the EPA has established a preconstruction permitting program for new and modified minor sources throughout Indian country, and new and modified major sources in nonattainment areas in Indian country effective March 2016. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations and to grant approvals independent from federal, state and local statutes and regulations. These laws and regulations may increase our costs of doing business on Native American tribal lands and impact the viability of, or prevent or delay our ability to conduct, our natural gas gathering operations on such lands.

HYDRAULIC FRACTURING. We do not conduct hydraulic fracturing operations, but substantially all of our customers’ natural gas and crude oil production requires hydraulic fracturing as part of the completion process. Hydraulic fracturing is an essential and common practice in the oil and natural gas industry used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The process is typically regulated by state oil and natural-gas commissions, but the EPA and other federal agencies have

16 | Tesoro Logistics LP

BUSINESS

asserted federal regulatory authority over the process. For example, the EPA has announced its intent to propose standards for wastewater discharge from oil and gas extraction activities, and in May 2014 issued an Advanced Notice of Proposed Rulemaking seeking public comment on its plans to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. In addition, the U.S. Department of the Interior published a revised proposed rule on May 16, 2013 that would implement updated requirements for hydraulic fracturing activities on federal lands, including new requirements relating to public disclosure, well bore integrity, and handling of flowback water.

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

WORKING CAPITAL

We fund our business operations through a combination of available cash and equivalents and cash flows generated from operations. In addition, we have an available revolving line of credit and we may issue additional debt or equity securities for additional working capital or capital expenditures. See “Capital Resources and Liquidity” in Item 7 for additional information regarding working capital.

EMPLOYEES

All of the employees that conduct our business are employed by our general partner and its affiliates, and we believe that our general partner and its affiliates have a satisfactory relationship with those employees. TLGP had 1,088 employees performing services for our operations as of December 31, 2016, 204 of whom are covered by collective bargaining agreements that expire on February 1, 2019.

WEBSITE ACCESS TO REPORTS AND OTHER INFORMATION

Our Internet website address is http://www.tesorologistics.com. Information contained on our Internet website is not part of this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other public filings with the Securities and Exchange Commission (“SEC”) are available, free of charge, on our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. You may also access these reports on the SEC’s website at http://www.sec.gov.

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

Our operations are subject to all of the risks and operational hazards inherent in transporting and storing crude oil and refined products, as well as the gathering, processing and treating of natural gas and the fractionation of NGLs, including:

•
damages to pipelines, plants and facilities, related equipment and surrounding properties caused by earthquakes, floods, fires, severe weather, explosions and other natural disasters as well as acts of terrorism;

•	damage to pipelines and other assets from construction, farm and utility equipment;

December 31, 2016 | 17

RISK FACTORS

•	damage to third-party property or persons, including injury or loss of life;

•	mechanical or structural failures on our pipelines, at our facilities or at third-party facilities on which our operations are dependent, including Tesoro’s facilities;

•	ruptures, fires and explosions;

•	leaks or losses of crude oil, natural gas, NGLs, refined products and other hydrocarbons or other regulated substances as a result of the malfunction of equipment or facilities;

•	curtailments of operations relative to severe seasonal weather; and

•	other hazards.

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

A significant portion of our operating responsibility also requires us to insure the quality and purity of the products loaded at our terminals and pipeline connections. If our quality control measures fail, we may have contaminated or off-specification products commingled in our pipelines and storage tanks or off-specification product could be sent to public gas stations and other end users. These types of incidents could result in product liability claims from our customers or other pipelines to which our pipelines connect. There can be no assurance that product liability against us would not have a material adverse effect on our business or results of operations or our ability to maintain existing customers or retain new customers.

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

Our growth strategy depends in part on acquisitions that increase distributable cash flow. The acquisition component of our growth strategy is based, in large part, on our expectation of ongoing divestitures of gathering, processing, transportation and storage assets by industry participants, including Tesoro. If we are unable to make acquisitions from Tesoro or third parties because (1) there is a material decrease in divestitures of gathering, processing, transportation and storage assets, (2) we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, (3) we are unable to obtain financing for these acquisitions on economically acceptable terms, (4) we are unsuccessful in our bid against competing potential purchasers, or (5) for any other reason, our ability to grow our operations and increase cash distributions to our unitholders will be limited. Even if we do consummate acquisitions that we believe will be accretive, they may in fact decrease distributable cash flow as a result of incorrect assumptions in our evaluation of such acquisitions or unforeseen consequences or other external events beyond our control. Additionally, regulatory agencies could require us to divest certain of our assets in order to consummate future acquisitions. We may not be able to consummate any of our expected acquisitions within our desired timeframes or at all. Furthermore, if we consummate any future acquisitions, our capitalization and results of operations may change significantly and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

Our right of first offer to acquire certain of Tesoro’s existing assets is subject to risks and uncertainty, and ultimately we may not acquire any of those assets. In addition, we may not be able to acquire other assets that Tesoro has said it may offer to us in the future for acquisition.

Our Amended Omnibus Agreement provides us with a right of first offer on certain of Tesoro’s existing logistics assets for a period of ten years after the closing of our initial public offering. The consummation and timing of any future acquisitions of these assets will depend upon, among other things, Tesoro’s willingness to offer these assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets and our ability to obtain financing on acceptable terms. We may not be able to successfully consummate any future acquisitions pursuant to our right of first offer, and Tesoro is under no obligation to accept any offer that we may choose to make. In addition, certain of the assets covered by our right of first offer may require substantial capital expenditures in order to maintain compliance with applicable regulatory

18 | Tesoro Logistics LP

RISK FACTORS

requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise our right of first offer if and when any assets are offered for sale, and our decision will not be subject to unitholder approval. In addition, Tesoro may terminate our right of first offer if it no longer controls our general partner.

In addition to the assets with respect to which we have a right of first offer, Tesoro has sold to us additional logistics assets that it developed or acquired from third parties. However, we cannot provide assurance of Tesoro’s continued willingness to offer these types of assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets or our ability to obtain financing on acceptable terms.

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

A material decrease in the crude oil or natural gas produced in the midwestern United States area could materially reduce the volume of crude oil gathered and transported by our High Plains System or the volume of natural gas gathered, processed, transported and fractionated by our Rockies and Bakken Region assets.

The volume of crude oil that we gather and transport on our High Plains System in excess of committed volumes depends on demand for crude oil. This depends, in part, on the availability of attractively-priced, high-quality crude oil produced in the Bakken Region. Similarly, the volume of natural gas that we gather, process, and transport, and the volume of NGLs that we fractionate in our Rockies and Bakken Region assets depends on the volume of natural gas and NGLs produced in the Green River, Uinta and Williston basins. Adverse developments in these regions could have a significantly greater impact on our financial condition, results of operations and cash flows than those of our competitors because of our lack of geographic diversity and substantial reliance on several major customers. Accordingly, in addition to general industry risks related to these operations, we may be disproportionately exposed to risks in the area, including:

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

Certain of our crude oil, refined products, natural gas gathering, processing and transportation systems connect to other pipelines or facilities owned and operated by third parties, such as the Kern River Gas Transmission Company Pipeline, the Northwest Pipeline, the Rockies Express Pipeline, Mid-America Pipeline and others. The continuing operation of such third-party pipelines and other midstream facilities is not within our control. These pipelines and other midstream facilities may become unavailable because of testing, turnarounds, line repair, weather damage, reduced operating pressure, lack of operating capacity,

December 31, 2016 | 19

RISK FACTORS

regulatory requirements and curtailments of receipt or deliveries due to insufficient capacity or other operational issues. In addition, if our costs to access and transport on these third-party pipelines significantly increase, our profitability could be reduced. If any such increase in cost occurs, if any of these pipelines or other midstream facilities become unable to receive, transport or process the products, or if the volumes we gather or transport do not meet the quality requirements of such pipelines or facilities, our business, results of operations and financial condition could be adversely affected.

Our business is impacted by environmental risks inherent in our operations.

Our operation of crude oil, refined products, natural gas and produced water pipelines, and terminals and storage facilities is inherently subject to the risks of sudden or gradual spills, discharges or other inadvertent releases of petroleum or other regulated or hazardous substances. For example, in September 2013, we responded to a crude oil pipeline release of approximately 20,000 barrels in a rural field northeast of Tioga, North Dakota. Other spills, discharges and inadvertent releases may have previously occurred or occur in the future; these releases may have been or be in connection with Tesoro’s refineries, our pipelines, our terminals and facilities, or any other facility to which we send or have sent wastes or by-products for treatment or disposal. In any such incident, we could be liable for costs and penalties associated with the remediation of such facilities under federal, state and local environmental laws or the common law. We may also be liable for personal injury or property damage claims from third parties alleging contamination from spills or releases from our facilities or operations.

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

In California, the state legislature adopted Senate Bill 32 (“SB 32”) in 2016. SB 32 set a cap on emissions of 40% below 1990 levels by 2030 but did not establish a particular mechanism to achieve that target. The legislature also adopted a companion bill - Assembly Bill 197 (“AB 197”) that most significantly directs the California Air Resources Board to prioritize direct emission reductions on large stationary sources. While AB 197 does not specifically preclude a market mechanism, it is expected to result in future regulations that will target greenhouse gas reductions at refineries, in addition to the mandates imposed by the existing cap and trade and low carbon fuel standard programs created by Assembly Bill 32 (“AB 32”). Litigation and appeals related to the constitutionality and enforceability of AB 32 continue and we cannot predict the ultimate outcome. In addition, the implementation and implications of AB 32, SB 32, and AB 197 will take many years to realize.

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

20 | Tesoro Logistics LP

RISK FACTORS

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

We rely upon certain critical information systems for the operation of our business, and the failure of any critical information system, including a cyber-security breach, may harm our business.

We depend heavily on technology infrastructure and rely upon certain critical information systems for the effective operation of our business. These information systems include data networks, telecommunications, cloud-based information controls, software applications and hardware, including those that are critical to the operation of our pipelines, terminals, processing facilities and other operations. Our technology infrastructure and information systems are subject to damage or interruption from a number of potential sources including unauthorized intrusions, cyber-attacks, software viruses or other malware, natural disasters, power failures, employee error or malfeasances and other events. No cybersecurity or emergency recovery processes is failsafe, and if our safeguards fail or our data or technology infrastructure is compromised, the safety and efficiency of our operations could be materially harmed, our reputation could suffer, and we could face additional costs, liabilities, and costly legal challenges, including those involving privacy of customer data. Finally, legislation and regulation relating to cyber-security threats could impose additional requirements on our operations.

Tesoro is in the process of completing an enterprise resource planning project which aims to simplify business processes by implementing a standardized and scalable technology platform. Large information systems and business process transformations such as this one are complex and require significant investments in system software, business process development and employee resources. Our business and results of operations may be adversely affected if Tesoro experiences operating problems, scheduling delays, cost overages or service limitations.

Our expansion of existing assets and construction of new assets may not increase revenue and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our operations and financial condition.

We continue to evaluate opportunities for organic expansion projects and the construction of additional assets, such as our compression projects in the Uinta and Vermillion basins, our terminal expansions, and our pipeline connections in the Bakken region. The expansion or construction of new pipelines, processing plants or terminals involves numerous regulatory,

December 31, 2016 | 21

RISK FACTORS

environmental, political and legal uncertainties, most of which are beyond our control. For example, some pipeline construction projects have faced nationwide protests that have halted and delayed construction. If we are targeted for protests, it could materially affect our ability to carry out our capital projects. Construction is also impacted by the availability of specialized contractors and laborers and the price and demand for materials. If we undertake these projects, they may not be completed on schedule, at the budgeted cost or at all. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects and we may be unable to negotiate acceptable interconnection agreements with third-party pipelines to provide destinations for increased throughput. Even if we receive such commitments or make such interconnections, we may not realize an increase in revenue for an extended period of time. We may also construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize, resulting in less than anticipated throughput and a failure to achieve our expected investment return, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.

Our pipelines are subject to state regulation that could materially and adversely affect our operations and cash flows.

In addition to safety and environmental regulations, certain of our pipelines are also subject to non-discriminatory take requirements and complaint-based state regulation with respect to rates and terms and conditions of service. State and local regulation may cause us to incur additional costs or limit our operations and may prevent us from choosing the customers to which we provide service, any or all of which could materially and adversely affect our operations and revenue.

Pipeline rate regulation, changes to pipeline rate-making rules, or a successful challenge to the pipeline rates we charge may reduce our revenues and the amount of cash we generate.

The FERC regulates the tariff rates for interstate movements and state regulatory authorities regulate the tariff rates for intrastate movements on our crude oil, refined product, natural gas, and NGLs pipeline systems. The regulatory agencies periodically implement new rules, regulations and terms and conditions of services subject to their jurisdiction. New initiatives or orders may adversely affect the rates charged for our services.

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

If a party with an economic interest were to file either a protest of our proposal for increased rates or a complaint against our existing tariff rates, or the if FERC or a state regulatory agency were to initiate an investigation of our existing rates, then our rates could be subject to detailed review. If our present rates are challenged by a shipper, or if our proposed rate increases were found to be in excess of levels justified by our cost of service, the FERC or a state regulatory agency could order us to reduce our rates. If our existing rates were found to be in excess of our cost of service, we could be ordered to reduce our rates prospectively and refund the excess we collected for as far back as two years prior to the date of the filing of a FERC complaint challenging the rates. Refunds could also be ordered for intrastate rates, but the refund periods vary under state laws. If any challenge to committed intrastate rates for priority service on our High Plains Pipeline tariffs were successful, Tesoro’s minimum volume commitment under our High Plains Pipeline intrastate Transportation Services Agreement could be invalidated, and the intrastate volumes shipped on our High Plains Pipeline would be at the lower uncommitted tariff rate. Any such reductions may lower revenues and cash flows if additional volumes and / or capacity are unavailable to offset such rate reductions, adversely affecting our financial position, cash flows, and results of operations.

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

22 | Tesoro Logistics LP

RISK FACTORS

A change in our natural gas-gathering assets, or a change in FERC policy, could increase regulation of our natural gas-gathering assets, which could materially and adversely affect our financial condition, results of operations and cash flows.

Natural gas gathering facilities are expressly exempted from the FERC’s jurisdiction under the Natural Gas Act (“NGA”). Although the FERC has not made any formal determinations with respect to all of our natural gas-gathering facilities we believe that our natural gas gathering pipelines meet the traditional tests that the FERC has used to determine if a pipeline is a gathering pipeline, and are therefore not subject to the FERC’s jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of substantial litigation and, over time, the FERC’s policy for determining which facilities it regulates has changed. In addition, the distinction between FERC-regulated transmission facilities, on the one hand, and gathering facilities, on the other, is a fact-based determination made by the FERC on a case-by-case basis. If the FERC were to consider the status of an individual facility and properly determine that the facility or services provided by it are subject to regulation by the FERC under the NGA or the Natural Gas Policy Act of 1978 (the “NGPA”), then such regulation could decrease revenue, increase operating costs and, depending upon the facility in question, adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of civil penalties, a requirement to return certain profits (including charges collected for such service in excess of the rate established by the FERC), loss of the ability to charge market-based rates for FERC jurisdictional services and enjoinment from engaging in certain future activities, any of which could negatively impact our business.

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

Our commercial agreements require Tesoro and certain third-party customers to provide us with minimum throughput volumes at our terminals and on certain pipelines, but they are not obligated to use our services with respect to volumes of crude oil, natural gas or refined products in excess of the minimum volume commitments. Nothing prohibits Tesoro or other customers from utilizing third-party terminals and pipelines to handle volumes above the minimum committed volumes. At certain of our locations, third-party terminals and pipelines may be able to offer services at more competitive rates or on a more reliable basis. In addition, the initial terms of Tesoro’s obligations under those agreements range from five to ten years. If Tesoro or other customers fail to use our facilities and services after expiration of those agreements and we are unable to generate additional revenues from third parties, our ability to make cash distributions to unitholders may be reduced.

If we are unable to diversify our customer base, or if Tesoro or one of our significant customers does not satisfy its obligations under our agreements or significantly reduces the volumes we are hired to transport, process or store, our revenues would decline and our financial condition, results of operations, cash flows and ability to make distributions to our unitholders would be adversely affected.

Our two largest customers, Tesoro and QEP Resources, accounted for 72% of our total revenues in the year ended December 31, 2016. We expect to derive a significant amount of our revenues from Tesoro for the foreseeable future and more than half of anticipated 2017 revenues are expected from our top two customers (including Tesoro). This customer concentration makes us subject to the risk of nonpayment, nonperformance, re-negotiation of terms or non-renewal by these major customers under our commercial agreements. Furthermore, any event in our areas of operation or otherwise that materially and adversely affects the financial condition, results of operations or cash flows of one of these major customers may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of these major customers (including Tesoro), some of which are related to the following:

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

December 31, 2016 | 23

RISK FACTORS

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

We may not be able to attract material third-party service opportunities. Our efforts to attract new customers may be adversely affected by our relationship with Tesoro, our desire to provide services pursuant to fee-based contracts and Tesoro’s operational requirements with respect to our assets. Our potential customers may prefer to obtain services under other forms of contractual arrangements, under which we could be required to assume direct commodity exposure.

Some of the gathering and processing agreements of the Rockies Natural Gas Business contain provisions that may reduce the cash flow stability that the agreements were designed to achieve.

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

If a customer’s actual throughput volumes are less than its minimum volume commitment for the applicable period, it must make a deficiency payment at the end of the applicable period. The amount of the deficiency payment is based on the difference between the actual throughput volume shipped or processed for the applicable period and the minimum volume commitment for the applicable period, multiplied by the applicable gathering or processing fee. To the extent that a customer’s actual throughput volumes or volumes processed are above or below its minimum volume commitment for the applicable period, several of the gathering and processing agreements with minimum volume commitments contain provisions that allow the customer to use the excess volumes or the shortfall payment to credit against future excess volumes or future shortfall payments in subsequent periods. Under certain circumstances, some or all of these provisions can apply in combination with one another. It is possible that the combined effect of these mechanisms could reduce revenue or cash flows from one or more customers in a given period.

We do not own all of the land on which our pipelines, processing plants and terminals are located, which could disrupt our operations.

We do not own all of the land on which our pipelines, terminals and natural gas gathering and processing assets are located, but rather obtain the rights to construct and operate our pipelines, processing plants and terminals on land owned by third parties and governmental agencies for a specific period of time. Therefore, we are subject to the possibility of more burdensome terms and increased costs to retain necessary land use if our leases and rights-of-way lapse or terminate or it is determined that we do not have valid leases or rights-of-way. Our loss of these rights, including loss through our inability to renew leases or right-of-way contracts on satisfactory terms or at all, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

24 | Tesoro Logistics LP

RISK FACTORS

Certain of our crude oil and natural gas gathering facilities are located on Native American tribal lands and are subject to various federal and tribal approvals and regulations, which may increase our costs and delay or prevent our efforts to conduct planned operations.

Various federal agencies within the U.S. Department of the Interior, particularly the Bureau of Indian Affairs, Bureau of Land Management, and the Office of Natural Resources Revenue, along with each Native American tribe, regulate natural gas and oil operations on Native American tribal lands, including drilling and production requirements and environmental standards. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations and to grant approvals independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees, requirements to employ Native American tribal members and other conditions that apply to operators and contractors conducting operations on Native American tribal lands. Persons conducting operations on tribal lands are generally subject to the Native American tribal court system. In addition, if our relationships with any of the relevant Native American tribes were to deteriorate, we could face significant risks to our ability to continue operations on Native American tribal lands. One or more of these factors may increase our cost of doing business on Native American tribal lands and impact the viability of, or prevent or delay our ability to conduct our natural gas and oil gathering and transmission operations on such lands.

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

As of December 31, 2016, we had $4.1 billion aggregate principal amount of debt outstanding. Our indebtedness could adversely affect our business, financial condition, results of operations and cash flows, including, without limitation, impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other general partnership purposes or our ability to make distributions to our unitholders. In addition, we will have to use a substantial portion of our cash flow to pay principal, premium (if any for our Senior Notes) and interest on the Senior Notes and our other indebtedness, which will reduce the funds available to us for other purposes. Our level of indebtedness will also make us more vulnerable to economic downturns and adverse industry conditions, and may compromise our ability to capitalize on business opportunities and to react to competitive pressures as compared to our competitors.

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

December 31, 2016 | 25

RISK FACTORS

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

Our distributions may fluctuate, and we may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay quarterly distributions to our unitholders at current levels or to increase our quarterly distributions in the future.

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

26 | Tesoro Logistics LP

RISK FACTORS

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

If our operating results are not sufficient to service any future indebtedness, we may reduce distributions, reduce or delay our business activities, investments or capital expenditures, sell assets or issue equity. We may not be able to complete any of these actions on satisfactory terms or at all. Furthermore, a failure to comply with the provisions of our debt obligations could result in an event of default, which could enable our lenders to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under any other debt instruments we may have could be triggered, and our assets may be insufficient to repay such debt in full. As a result, the holders of our units could experience a partial or total loss of their investment.

Our business may be negatively impacted by work stoppages, slowdowns or strikes by TLGP or Tesoro employees.

Any work stoppage by Tesoro employees who provide services to us pursuant to the Secondment and Logistics Services Agreement (the “Secondment Agreement”) or the Amended Omnibus Agreement may have a negative impact on our business. Additionally, Tesoro is a significant customer and any strike action or work stoppage at any of Tesoro’s facilities may result in us only receiving the minimum volume commitments under certain contracts, which could negatively affect our results of operations, cash flows and financial condition.

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

December 31, 2016 | 27

RISK FACTORS

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

As of February 15, 2017, Tesoro and its affiliates own an approximate 34% interest in us, including a 2.0% general partner interest, and control our general partner. Although our general partner has a fiduciary duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in the manner that is beneficial to its owner, Tesoro. Conflicts of interest may arise between Tesoro and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including Tesoro, over the interests of our common unitholders. These conflicts include the following situations:

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

28 | Tesoro Logistics LP

RISK FACTORS

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

•
Our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 75% of the common units, which could require unitholders to sell their common units at an undesirable time and price, potentially resulting in no return on their investment or a tax liability on the sale of their units;

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

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. Therefore, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we distribute all of our available cash,

December 31, 2016 | 29

RISK FACTORS

our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would increase interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.

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

Cost reimbursements and fees due our general partner and its affiliates for services provided are substantial and reduce our cash available for distribution to unitholders.

Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Amended Omnibus Agreement or our Secondment Agreement, our general partner determines the amount of these expenses. Under the terms of the Amended Omnibus Agreement, we are required to pay Tesoro an annual corporate services fee, currently

30 | Tesoro Logistics LP

RISK FACTORS

$11 million, for the provision of various centralized corporate services. Under the terms of our Secondment Agreement, we pay Tesoro a net annual service fee, currently $6 million, for services performed by field-level employees at the majority of the facilities acquired from Tesoro. We reimburse Tesoro for any direct costs actually incurred by Tesoro in providing other operational services with respect to certain of our other assets and operations. Our general partner and its affiliates may also provide us other services for which we will be charged fees as determined by our general partner. Payments to our general partner and its affiliates are substantial and reduce the amount of available cash for distribution to unitholders.

Unitholders have very limited voting rights and, even if they are dissatisfied, their ability to remove our general partner without its consent is limited.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. The Board is chosen by the members of our general partner. Tesoro Corporation is currently the sole member of our general partner. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, their ability to remove our general partner is limited. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove our general partner. Our general partner and its affiliates currently own approximately 33% of our outstanding common units. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

December 31, 2016 | 31

RISK FACTORS

Tesoro may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

As of February 15, 2017, Tesoro holds 34,055,042 common units. Additionally, we have agreed to provide Tesoro with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Affiliates of our general partner, including Tesoro, may compete with us.

Tesoro and its affiliates are not restricted from competing with us, except under certain circumstances. Under our Amended Omnibus Agreement, Tesoro and its affiliates generally may not own or operate crude oil or refined products pipelines, terminals or storage facilities in the U.S. that are not within, directly connected to, substantially dedicated to, or otherwise an integral part of, any refinery owned, acquired or constructed by Tesoro. This restriction, however, does not apply to:

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

32 | Tesoro Logistics LP

RISK FACTORS

Our general partner, or any transferee holding incentive distribution rights, may elect to cause us to issue common units and general partner units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of our conflicts committee or the holders of our common units. This could reduce distributions to holders of our common units.

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

Our general partner may require each limited partner to furnish information about his nationality, citizenship or related status. If a limited partner fails to furnish this information within 30 days after a request for the information or our general partner determines after receipt of the information that the limited partner is not an eligible U.S. citizen, the limited partner may be treated as a non-citizen assignee. A non-citizen assignee does not have the right to direct the voting of his units and may not receive distributions in kind upon our liquidation. Furthermore, we have the right to redeem all of the common units of any holder that is not an eligible citizen or fails to furnish the requested information. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.

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

December 31, 2016 | 33

RISK FACTORS

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our business activities, affect the tax considerations of an investment in us and change the character or treatment of portions of our income. From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would adversely affect the tax treatment of certain publicly traded partnerships, including the elimination of partnership tax treatment for publicly traded partnerships. For example, on May 5, 2015, the U.S. Treasury Department and the IRS released proposed regulations  regarding qualifying income under Section 7704(d)(1)(E) of the Internal Revenue Code.  On January 24, 2017, final regulations were published.  We believe the income that we treat as qualifying income satisfies the requirements for qualifying income under both the proposed regulations and the final regulations just published. However, we are unable to predict whether any future changes to the U.S. federal income tax laws will be enacted that could adversely affect us.

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

34 | Tesoro Logistics LP

RISK FACTORS

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

A unitholder that sells common units, will recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and the tax basis in those common units. Because distributions in excess of the unitholder’s allocable share of our net taxable income decrease the tax basis in these common units, the amount, if any, of such prior excess distributions with respect to the common units sold will, in effect, become taxable income if sold at a price greater than the tax basis , even if the price received is less than the original cost. Furthermore, a substantial portion of the amount realized on any sale of common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, if the partnership has nonrecourse liabilities, the amount realized includes a unitholder’s share of our nonrecourse liabilities. In that case, a unitholder selling common units may incur a tax liability in excess of the amount of cash received from the sale.

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

December 31, 2016 | 35

RISK FACTORS

A unitholder whose common units are loaned to a short seller to affect a short sale of common units may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose common units are loaned to a short seller to effect a short sale of common units may be considered as having disposed of the loaned common units, the unitholder may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Our unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their common units.

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

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than 12 months of our taxable income or loss being includable in the unitholder’s taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has recently announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

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

36 | Tesoro Logistics LP

RISK FACTORS

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

If we are required to make payments of taxes, penalties, and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced.

Recently enacted legislation applicable to partnership tax years beginning after 2017 alters the procedures for auditing partnerships and for assessing and collecting U.S. federal income taxes due (including any applicable penalties and interest) as a result of an audit by the IRS. Under the new rules, unless we are eligible to (and do) elect to issue adjusted Schedules K-1 to our unitholders with respect to an audited and adjusted return, the IRS will assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to make payments of taxes, penalties, and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year. Pursuant to this new legislation, we will designate a person (our general partner) to act as the “partnership representative” who shall have the sole authority to act on our behalf with respect to dealings with the IRS under these new audit procedures.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The location and general character of our pipeline systems, trucking operations, terminals, processing facilities and other important physical properties are described in the segment discussions in Item 1. The facilities have been constructed or acquired over a period of years and vary in age and operating efficiency. We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. We are the lessee or sub-lessee under a number of cancellable and non-cancellable operating leases for certain properties including land, terminals, right-of-way permits and other operating facilities used in the gathering, terminalling, transporting and storing of crude oil, natural gas and refined products. See “Contractual Obligations” in Item 7 and Note 10 to our consolidated financial statements in Item 8 for additional information on future commitments related to our properties.

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

UNRESOLVED MATTERS

TIOGA, NORTH DAKOTA CRUDE OIL PIPELINE RELEASE. In September 2013, we responded to the release of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted during the next few years to restore the site for agricultural use. We accrued an additional $7 million during the year ended December 31, 2016, to reflect improved scope definition and estimates, which resulted in an increase in the total estimated cost associated with the project. This incident was covered by our pollution liability insurance policy, subject to a $1 million deductible and a $25 million loss limit in place at that time. Pursuant to this policy, there were no insurance recovery receivables related to the Crude Oil Pipeline Release at both December 31, 2016 and 2015. The estimated remediation costs of $73 million exceeded our policy loss limit by $48 million as of December 31, 2016. We received no insurance proceeds for the year ended December 31, 2016, and $18 million and $7 million in reimbursement of costs incurred during the years ended December 31, 2015 and 2014, respectively.

On October 7, 2015, we received an offer to settle a Notice of Violation (“NOV”) from the North Dakota Department of Health (“NDDOH”). The NOV was issued on March 21, 2015, and alleges violations of water pollution regulations as a result of a release of crude oil that occurred near Tioga, North Dakota on our gathering and transportation pipeline system in September

December 31, 2016 | 37

LEGAL PROCEEDINGS AND MINE SAFETY DISCLOSURES

2013. We are currently negotiating the settlement of this matter with the NDDOH. The ultimate resolution of the matter will not have a material impact on our liquidity, financial position, or results of operations.

XTO ENERGY INC. V. QEP FIELD SERVICES COMPANY. Prior to the Rockies Natural Gas Acquisition, XTO filed a complaint against QEPFS on January 30, 2014, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment and an accounting and declaratory judgment related to a 2010 gas processing agreement (the “XTO Agreement”). Tesoro Logistics processes XTO’s natural gas on a firm basis under the XTO Agreement. The XTO Agreement requires Tesoro Logistics to transport, fractionate and market XTO’s natural gas liquids derived from XTO’s processed gas. XTO is seeking monetary damages related to Tesoro Logistics allocation of charges related to XTO’s share of natural gas liquid transportation, fractionation and marketing costs associated with shortfalls in contractual firm processing volumes. Trial is set for July 2017.

In relation to $31 million of billed and unbilled amounts in our receivables that are subject to dispute with XTO as of December 31, 2016 as a result of this matter, we continue to believe that loss is not probable and estimable as we believe our allocation of applicable transportation, fractionation and marketing costs incurred by us related to minimum volume commitments made to us by XTO are permitted under the XTO Agreement and are consistent with industry standard. We have concluded continued recognition of revenue for charges allocated to XTO is appropriate under revenue recognition criteria including the fact that the costs being allocated are fixed and determinable and their collectability is deemed to be reasonably assured. Ultimate resolution of this matter is not expected to have a material impact on our liquidity or financial position, but the establishment of a reserve for uncollectible amounts subject to dispute may have a material impact on our results of operations in the period of establishment. A change in our ability to recognize revenue in future periods for the allocation of applicable transportation, fractionation, and marketing costs is not expected to have a material impact on our results of operations.

RESOLVED MATTERS

CHEVRON DIESEL PIPELINE RELEASE. On March 18, 2013, Chevron detected and responded to the release of diesel fuel that occurred near Willard, Utah on the Northwest Products System. Both the Corrective Action Order issued by the Pipeline and Hazardous Materials Safety Administration on March 22, 2013, and the notice of violation and compliance order issued by the Department of Environmental Quality, Division of Water Quality, of the state of Utah on April 11, 2013, were closed as of December 31, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

38 | Tesoro Logistics LP

MARKET FOR EQUITY, STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

UNIT PRICE AND CASH DISTRIBUTIONS

Our common units trade on the New York Stock Exchange under the symbol “TLLP.” There were five holders of record of our 68,941,204 outstanding common units held by the public, including common units held on behalf of others as of February 15, 2017. Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement. In addition, as of February 15, 2017, Tesoro Corporation and its affiliates (“Tesoro”) owned 34,055,042 of our common units and 2,100,900 of our general partner units (the 2% general partner interest), which together constitutes a 34% ownership interest in us.

DAILY HIGH AND LOW INTRADAY TRADING PRICES PER COMMON UNIT AND CASH DISTRIBUTIONS

	Trading Prices per		Quarterly Cash Distribution per Unit (a)
	Common Unit
Quarter Ended	High	Low		Distribution Date	Record Date
December 31, 2016	$51.87	$43.00	$0.9100	February 14, 2017	February 3, 2017
September 30, 2016	50.70	44.55	0.8750	November 14, 2016	November 4, 2016
June 30, 2016	51.35	41.22	0.8420	August 12, 2016	August 2, 2016
March 31, 2016	51.43	35.18	0.8100	May 13, 2016	May 2, 2016
December 31, 2015	56.92	41.24	0.7800	February 12, 2016	February 2, 2016
September 30, 2015	57.90	40.14	0.7500	November 13, 2015	November 2, 2015
June 30, 2015	61.74	53.01	0.7225	August 14, 2015	August 3, 2015
March 31, 2015	60.19	49.33	0.6950	May 15, 2015	May 4, 2015

(a)	Represents cash distributions attributable to the quarter and declared and paid within 45 days of quarter end in accordance with our partnership agreement.

DISTRIBUTIONS OF AVAILABLE CASH

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute our available cash to unitholders of record on the applicable record date.

DEFINITION OF AVAILABLE CASH

Available cash is defined in our partnership agreement and generally means, for any quarter, all cash on hand at the end of the quarter less the amount of cash reserves established by our general partner at the date of determination of available cash for the quarter plus, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

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

December 31, 2016 | 39

SELECTED FINANCIAL DATA

See Note 11 to our consolidated financial statements in Item 8 for additional information regarding general partner interest, incentive distribution rights, and percentage allocations of available cash.

UNREGISTERED SALES AND PURCHASES OF EQUITY SECURITIES

As described elsewhere in this Annual Report on Form 10-K and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 7, 2016 and September 22, 2016, we issued equity to Tesoro Logistics GP, LLC, our general partner, as part of the consideration for the acquisition of the Alaska Storage and Terminalling Assets, and on November 21, 2016, we issued equity to our general partner as part of the consideration for the acquisition of the Northern California Storage and Terminalling Assets.

PURCHASES BY THE PARTNERSHIP OF ITS COMMON UNITS

Period	Total Number of Units Purchased (a)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Remaining at Period End Under the Plan or Programs (in millions)
October 2016	—	$—	—	$—
November 2016	—	$—	—	$—
December 2016	10,738	$47.71	—	$—
Total	10,738		—

(a)
The entire 10,738 units were acquired from employees during the fourth quarter of 2016 to satisfy tax withholding obligations in connection with the vesting of performance phantom unit awards issued to them.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data as of and for each of the five years in the period ended December 31, 2016, which is derived from the combined financial results of Tesoro Logistics LP predecessor (the “TLLP Predecessor”), our predecessor for accounting purposes and the consolidated financial results of TLLP.

In 2016, 2015 and 2014, we entered into various transactions with Tesoro and our general partner, TLGP, pursuant to which TLLP acquired from Tesoro the following:

•	tankage, refined product storage, marine terminal terminalling and storage assets, pipelines, causeway and ancillary equipment located in Martinez, California, effective November 21, 2016;

•
all of the limited liability company interests in Tesoro Alaska Terminals, LLC, tankage, bulk tank farm, a truck rack and rail-loading facility, terminalling and other storage assets located in Kenai, Anchorage and Fairbanks, Alaska, completed in two stages on July 1, 2016 and September 16, 2016;

•
a crude oil and refined products storage tank facility located at Tesoro’s Los Angeles refinery and a 50% fee interest in a pipeline that transports jet fuel from Tesoro’s Los Angeles refinery to the Los Angeles International Airport, effective November 12, 2015; and

•
truck terminals, storage tanks, rail loading and unloading facilities and a refined products pipeline effective July 1, 2014, for the terminals, storage tanks and rail facilities and effective September 30, 2014, for the refined products pipeline (the “West Coast Logistics Assets Acquisition”).

These transactions are collectively referred to as “Acquisitions from Tesoro”.

These transactions were transfers between entities under common control. Accordingly, the financial information contained herein of the TLLP Predecessors and TLLP have been retrospectively adjusted to include the historical results of the Predecessors. Our Predecessors did not record revenue for intercompany trucking, terminalling, storage and short-haul pipeline transportation services.

All financial results have also been adjusted for subsequent transactions with Predecessors. For additional information regarding these adjustments, see “Business Strategy and Overview” and “Results of Operations” in Item 7.

40 | Tesoro Logistics LP

SELECTED FINANCIAL DATA

The following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements in Item 8.

SELECTED FINANCIAL DATA

	Years Ended December 31,
	2016 (a)	2015 (a)	2014 (a)	2013 (a)	2012 (a)
	(In millions, except units and per unit amounts)
Statement of Operations Data
Total revenues (b)	$1,220	$1,112	$600	$313	$164
Net earnings	$315	$249	$56	$18	$48
Loss attributable to Predecessors	24	43	46	62	9
Net earnings attributable to noncontrolling interest	—	(20)	(3)	—	—
Net earnings attributable to partners	$339	$272	$99	$80	$57
General partner’s interest in net earnings, including incentive distribution rights	$152	$73	$43	$12	$3
Common unitholders’ interest in net earnings	$187	$199	$43	$46	$28
Subordinated unitholders’ interest in net earnings	$—	$—	$13	$22	$26
Net earnings per limited partner unit:
Common - basic	$1.87	$2.33	$0.96	$1.48	$1.90
Common - diluted	$1.87	$2.33	$0.96	$1.47	$1.89
Subordinated - basic and diluted	$—	$—	$0.62	$1.35	$1.47
Cash distribution per unit	$3.3070	$2.8350	$2.4125	$2.0175	$1.6050

	As of December 31,
	2016	2015 (a)	2014 (a)	2013 (a)	2012 (a)
	(in millions)
Balance Sheet Data
Total assets	$5,860	$5,131	$4,955	$1,560	$381
Total debt, net of unamortized issuance costs	$4,054	$2,844	$2,544	$1,141	$344

(a)
Includes the historical results related to TLLP and Predecessors for years 2016, 2015 and 2014. For years 2013 and 2012, recasted amounts for the recent 2016 dropdowns are not shown because management does not believe presentation of these impacts is material to an investor’s understanding of TLLP’s current operations.

(b)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition, with the exception of transportation regulated by the FERC and the Regulatory Commission of Alaska tariffs charged to Tesoro on the refined products pipeline included in the West Coast Logistics Assets Acquisition.

December 31, 2016 | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Management’s Discussion and Analysis is our analysis of our financial performance, financial condition and significant trends that may affect future performance. All statements in this section, other than statements of historical fact, are forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. The following information concerning our business description, results of operations and financial condition should be read in conjunction with Items 1 and 2, and our consolidated financial statements and the notes thereto in Item 8.

BUSINESS STRATEGY AND OVERVIEW

We are committed to growing our fee-based revenue and diversifying our portfolio and being a leading full-service logistics company. In recent years, we have implemented organic and strategic investments to transform the composition of our portfolio. Refer to Part I, Item 1 for further discussion on our segments and the assets associated with our segments’ operations. See our Capital Expenditures discussion within the Capital Resources and Liquidity section for more on our organic growth strategy.

STRATEGY AND GOALS

Our primary business objectives are to maintain and grow stable cash flows and to increase our quarterly cash distribution per unit over time. We intend to accomplish these objectives by executing the following strategies:

Growing a stable, fee-based business that provides a competitive, full-service logistics offering to customers

Optimizing Existing Asset Base
●    Operating assets that are the safest, always compliant, highly reliable

●    Improving operational efficiency and maximizing asset utilization

●    Expanding third-party business; delivering extraordinary customer service

Pursuing Organic Expansion Opportunities
●    Identifying and executing low-risk, high-return growth projects

●    Investing to capture the full commercial value of logistics assets

●    Growing asset capability to support Tesoro value chain optimization

Growing through Third Party Acquisitions
●    Pursuing assets and businesses in strategic western U.S. geography that fit integrated business model, delivering synergies and growth

●    Focusing on high quality assets that provide stable, fee-based income and enhancing organizational capacity

Growing through Tesoro Strategic Expansion	● Strategically partnering with Tesoro on acquisitions in refining and marketing value chains ● Capturing full value of Tesoro’s embedded logistics assets

We have been implementing our strategy, which has allowed us to increase our distributions by 17% over last year. In addition, relative to these goals, in 2017, we intend to continue implementing this strategy and have completed or announced plans to:

•
expand our assets on our Gathering and Processing segments located in the Bakken Shale/Williston Basin area of North Dakota and Montana (the “Bakken Region”) and Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming (the “Rockies Region”) in support of third-party demand for crude oil, natural

42 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

gas and water gathering services, Natural Gas Processing services, as well as serving Tesoro’s demand for Bakken crude oil in the mid-continent and west coast refining systems, including:

◦	further expanding capacity and capabilities as well as adding new origin and destination points for our common carrier pipelines in North Dakota and Montana (the “High Plains Pipeline”);

◦	expanding our crude oil, natural gas and water gathering and associated gas processing footprint in the Bakken Region to enhance and improve overall basin logistics efficiencies;

◦
increasing compression on our natural gas gathering systems in the Green River and Vermillion basins to enhance natural gas volumes recovered from existing wells and support potential new drilling activity;

◦	expanding our gathering footprint and increase compression capabilities in the Uinta basin to increase volumes on our gathering systems and through our processing assets; and

◦	pursuing strategic assets across the western U.S. including potential acquisitions from Tesoro.

•	grow our terminalling and transportation business across the western U.S. through:

◦	increasing our terminalling volumes by expanding capacity and growing our third-party services at certain of our terminals;

◦	optimizing Tesoro volumes and growing third-party throughput at our terminalling and transportation assets; and

◦	pursuing strategic assets in the western U.S. such as our acquisition of Tesoro’s terminalling assets and storage assets in Alaska and California.

ACQUISITIONS

NORTH DAKOTA GATHERING AND PROCESSING ASSETS. On January 1, 2017, we acquired crude oil, natural gas and produced water gathering systems and two natural gas processing facilities from Whiting Oil and Gas Corporation, GBK Investments, LLC and WBI Energy Midstream, LLC for total consideration of approximately $700 million funded with cash on-hand, which included the borrowings under our secured revolving credit facility (the “Revolving Credit Facility”). The North Dakota Gathering and Processing Assets include over 650 miles of crude oil, natural gas, and produced water gathering pipelines, 170 MMcf per day of natural gas processing capacity and 18.7 Mbpd of fractionation capacity in the Sanish and Pronghorn fields of the Williston Basin in North Dakota. The revenue from the assets is approximately 90% fee-based and backed by acreage dedications from ten producers. The acquisition was announced on November 21, 2016 and was subject to customary closing conditions including regulatory approval.

NORTHERN CALIFORNIA TERMINALLING AND STORAGE ASSETS. Effective November 21, 2016, we acquired certain terminalling and storage assets located in Martinez, California from subsidiaries of Tesoro for a total consideration of $400 million, comprised of $360 million in cash financed with borrowings under our secured dropdown credit facility (the “Dropdown Credit Facility”), and the issuance of equity to Tesoro with a fair value of approximately $40 million. The Northern California Terminalling and Storage Assets include 5.8 million barrels of crude oil, feedstock, and refined product storage capacity at Tesoro’s Martinez Refinery along with the Avon marine terminal capable of handling up to 80 Mbpd of feedstock and refined product throughput. The equity consideration was comprised of common units and general partner units. In connection with the acquisition, we and Tesoro entered into long-term, fee-based storage and throughput and use agreements.

ALASKA STORAGE AND TERMINALLING ASSETS.  Effective July 1, 2016, we agreed to purchase certain terminalling and storage assets owned by Tesoro for total consideration of $444 million, which was completed in two phases. On July 1, 2016, we completed the acquisition of the first phase consisting of tankage with a shell capacity of approximately 3.5 million barrels and ancillary facilities used for the operations at Tesoro’s Kenai Refinery. The second phase was completed on September 16, 2016 and consisted of refined product terminals in Anchorage and Fairbanks. Consideration paid for the first phase was $266 million, comprised of approximately $240 million in cash, financed with borrowings under the Dropdown Credit Facility, and the issuance of equity to Tesoro with a fair value of $26 million. Consideration paid for the second phase was $178 million, comprised of approximately $160 million in cash, financed with borrowings under the Dropdown Credit Facility, and the issuance of equity to Tesoro with a fair value of $18 million.

CURRENT MARKET DEVELOPMENTS

In 2016, the yearly average spot prices of the commodities that we handle, including crude oil, natural gas, and refined products, declined while prices for natural gas liquids increased. The lower price levels along with increased volatility in the commodity price environment created challenges for crude oil and natural gas producers who have reduced their drilling and production plans in the basins where we operate. The U.S. oil and gas drilling rig count continued to see declines in the first half

December 31, 2016 | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS

of 2016 but reversed course in the second half of the year leaving year-over-year count relatively unchanged. Looking forward, price appreciation, improved producer economics, advanced drilling techniques, improved drilling efficiencies along with a backlog of uncompleted wells available for completion could positively impact overall U.S. production volumes.

Lower retail prices and favorable economic conditions throughout 2016 supported increased demand for refined products from our downstream refining and marketing customers. Changes in the U.S. political landscape, namely around the lifting of the 40 year old crude oil export ban in December 2015, had a minimal impact on our business and we believe this will continue to be the case in the short term. We continue to monitor the impact of these changes in market prices and fundamentals as it relates to our business. Currently, we believe our diversified portfolio, which is underpinned by long-term contracts, many of which are supported by minimum volume commitments, adequately supports our goals and objectives outlined above.

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

HOW WE EVALUATE OUR OPERATIONS

Our management uses a variety of financial and operating measures to analyze operating segment performance. These measures are significant factors in assessing our operating results and profitability and include: (1) throughput volumes (including gathering pipeline and pipeline transportation, crude oil trucking, terminalling, and processing), (2) operating expenses and (3) certain other financial measures as discussed further in “Non-GAAP Financial Measures” below, including net earnings before interest, income taxes, depreciation and amortization expenses (“EBITDA”) and Distributable Cash Flow.

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

THROUGHPUT VOLUMES. The amount of revenue we generate primarily depends on the volumes of crude oil, natural gas, NGLs and refined products that we handle with our pipeline, trucking, terminalling and processing assets. These volumes are affected by the supply of, and demand for, crude oil, natural gas, NGLs and refined products in the markets served directly or indirectly by our assets. Although Tesoro and other third-party customers have committed to minimum volumes under commercial agreements, our results of operations will be impacted by our ability to:

•
increase throughput volumes on our common carrier crude oil gathering and transportation system in North Dakota and Montana (“High Plains System”) by making connections to existing or new third-party pipelines or rail loading facilities, which will be driven by the anticipated supply of and demand for additional crude oil produced from the Bakken Region;

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

OPERATING EXPENSES. We manage our operating expenses in tandem with meeting our environmental and safety requirements and objectives and maintaining the integrity of our assets. Our operating expenses are comprised primarily of labor expenses, repairs and other maintenance costs, lease costs and utility costs. With the exception of contract labor for trucking, additive costs at our terminals and utilities, transportation and fractionation fees, which vary based on throughput volume, our expenses generally remain stable across broad ranges of throughput volumes, but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of those expenses. We seek to manage our maintenance expenditures on our pipelines and terminals by scheduling maintenance throughout the year, when possible, to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flows.

44 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our operating expenses are also affected by the imbalance gain and loss provisions in our active published tariffs and in our commercial agreements with Tesoro. Under our contractual agreements or tariffs, we retain a portion of the crude oil shipped on certain of our pipelines or refined products we handle at certain of our terminals and bear any volume losses in excess of that retained amount. The value of any crude oil or refined product imbalance settlements resulting from these tariffs or contractual provisions is determined by using the average market prices for the applicable commodity, less a specified discount as specified in the agreement or tariff. Any settlements under tariffs or contractual provisions where we bear any crude oil or refined product volume losses less than amounts specified reduce our operating expenses in the period in which they are realized to the extent they are within the loss allowance and increase our operating expenses in such period to the extent they exceed the loss allowance. For other terminals, and under our other commercial agreements with Tesoro, we have no obligation to measure volume losses and have no liability for physical losses.

NON-GAAP FINANCIAL MEASURES

As a supplement to our financial information presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), our management uses certain “non-GAAP” measures to analyze our results of operations, assess internal performance against budgeted and forecasted amounts and evaluate future impacts to our financial performance as a result of capital investments, acquisitions, divestitures and other strategic projects. These measures are important factors in assessing our operating results and profitability and include:

•	Financial non-GAAP measure of EBITDA, as defined above; and

•	Liquidity non-GAAP measures:

◦
Distributable Cash Flow—U.S. GAAP-based net cash flow from operating activities plus or minus changes in working capital, amounts spent on maintenance capital net of reimbursements and other adjustments not expected to settle in cash

◦
Pro Forma Distributable Cash Flow—Distributable Cash Flow plus or minus adjustments for the acquisition of noncontrolling interest in connection with the merger of QEP Midstream Partners, LP (“QEPM”) with TLLP completed in July 2015

We present these measures because we believe they may help investors, analysts, lenders and ratings agencies analyze our results of operations and liquidity in conjunction with our U.S. GAAP results, including but not limited to:

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

Management also uses these measures to assess internal performance, and we believe they may provide meaningful supplemental information to the users of our financial statements. Non-GAAP measures have important limitations as analytical tools, because they exclude some, but not all, items that affect net earnings, operating income and net cash from operating activities. These measures should not be considered substitutes for their most directly comparable U.S. GAAP financial measures.

FACTORS AFFECTING THE COMPARABILITY OF OUR FINANCIAL RESULTS

The Partnership’s future results of operations may not be comparable to the historical results of operations of the acquired assets from our Predecessors for the reasons described below.

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

There are differences in the way our Predecessors recorded revenues and the way the Partnership records revenues after the Acquisitions from Tesoro, as defined in Note 1 to our consolidated financial statements in Item 8. The assets that we acquire from Tesoro have historically been a part of the integrated operations of Tesoro, and our Predecessors generally recognized only the costs and did not record revenue for transactions with Tesoro. Accordingly, the revenues in our Predecessors’ historical combined financial statements relate only to amounts received from third parties for these services and amounts received from Tesoro with respect to transportation regulated by the Regulatory Commission of Alaska (“RCA”).

December 31, 2016 | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS

The Partnership’s revenues are generated by third-party contracts and from commercial agreements we entered into with Tesoro, under which Tesoro pays us fees for gathering crude oil and distributing, transporting and storing crude oil and refined products. Additionally, in conjunction with the acquiring all of the limited liability company interests of QEP Field Services, LLC, (the “Rockies Natural Gas Business Acquisition”), we began processing natural gas for certain producers under keep-whole processing agreements and gathering and processing natural gas under fee-based contracts. At that time, we concurrently entered into a five-year agreement with Tesoro, which transfers the commodity risk exposure associated with these keep-whole processing agreements from us to Tesoro. See Note 3 to our consolidated financial statements in Item 8 for additional information on our keep-whole agreement with Tesoro.

We have a 78% interest in Rendezvous Gas Services, L.L.C. (“RGS”), which owns and operates the infrastructure that transports gas from certain fields to several re-delivery points in southwestern Wyoming, including natural gas processing facilities that are owned by us or a third party. Prior to 2016, we consolidated RGS; however, upon the reassessment performed in conjunction with our adoption of the Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis”, as of January 1, 2016, we determined RGS represents a variable interest entity to us for which we are not the primary beneficiary resulting in the deconsolidation of RGS and the reporting of RGS as an equity method investment. RGS is reflected in our results of operations for the years ended December 31, 2015 and 2014.

CONSOLIDATED RESULTS

HIGHLIGHTS (in millions)

46 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

RECONCILIATION OF NET EARNINGS TO EBITDA (in millions)

	Years Ended December 31,
	2016 (a)	2015 (a)	2014 (a)
Reconciliation of Net Earnings to EBITDA:
Net earnings	$315	$249	$56
Depreciation and amortization expense	190	187	85
Interest and financing costs, net of capitalized interest	191	150	109
Income tax expense	—	1	—
EBITDA	$696	$587	$250

Reconciliation of Net Cash from Operating Activities to Distributable Cash Flow and Pro Forma Distributable Cash Flow:
Net cash from operating activities (b)	$498	$436	$165
Changes in assets and liabilities	44	19	(13)
Predecessors’ impact	17	34	37
Maintenance capital expenditures (c)	(72)	(54)	(44)
Reimbursement for maintenance capital expenditures (c)	28	9	7
Net earnings attributable to noncontrolling interest (d)	—	(18)	(3)
Other adjustments for noncontrolling interest (e)	—	(21)	8
Adjustments for equity method investments (f)	2	(3)	—
Gain (loss) on sales of assets, net of proceeds	8	(1)	14
Other (g)	7	21	49
Distributable Cash Flow	532	422	220
Pro forma adjustment for acquisition of noncontrolling interest (h)	—	36	(1)
Pro Forma Distributable Cash Flow	$532	$458	$219

(a)	Includes the historical results related to the Partnership and Predecessors for the years ended December 31, 2016, 2015 and 2014.

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

(d)
Excludes $2 million of undistributed QEPM earnings prior to the closing of the merger of QEPM with TLLP, as discussed further in Note 2 to our consolidated financial statements in Item 8, for the year ended December 31, 2015, that unitholders of QEPM were entitled to receive, but TLLP unitholders received as a result of the merger.

(e)
Adjustments represent cash distributions in excess of (or less than) our controlling interest in income and depreciation as well as other adjustments for depreciation and maintenance capital expenditures applicable to the noncontrolling interest obtained in the Rockies Natural Gas Business Acquisition.

(f)
We adjust net cash from operating activities to reflect cash distributions received from equity method investments attributed to the period reported for the purposes of calculating distributable cash flow.

(g)
Other includes items that had a non-cash impact on our operations and should not be considered in distributable cash flow. Non-cash items primarily include the exclusion of the non-cash gain of $6 million recognized relating to the settlement of the Questar Gas Company litigation for the year ended December 31, 2016 and the inclusion of $13 million for acquired deficiency revenue billings to customers for the year ended December 31, 2015. Non-cash items for the year ended December 31, 2014 primarily include $19 million of acquisition costs included in general and administrative expenses primarily related to the merger of QEPM into TLLP, $10 million for acquired deficiency revenue billings to customers, $7 million of costs for detailed inspection and maintenance program on the Northwest Products System and a gain of $5 million from TLLP’s sale of its Boise terminal.

(h)	Reflects the adjustment to include the noncontrolling interest in QEPM as controlling interest based on the pro forma assumption that the merger occurred on December 2, 2014.

2016 COMPARED TO 2015

OVERVIEW. Our net earnings for 2016 increased $66 million, or 26.5%, to $315 million from $249 million for 2015 primarily driven by an increase in revenues partially offset by an increase to interest and financing costs. EBITDA increased $109 million corresponding with the $108 million increase to revenues as increases to operating expenses were offset by decreases in our general and administrative expenses.

December 31, 2016 | 47

MANAGEMENT’S DISCUSSION AND ANALYSIS

REVENUES. Revenues for 2016 increased $108 million, or 9.7%, to $1.2 billion benefiting from a full year of operations of the crude oil and refined product storage and pipeline assets in Los Angeles, California (the "LA Storage and Handling Assets")that were purchased from Tesoro in November 2015 and the 2016 acquisition of the Alaska Storage and Terminalling Assets that were purchased from Tesoro in July and September 2016. Terminalling and Transportation segment revenues increased $110 million as a result of the commercial storage agreements executed with Tesoro in connection with the LA Storage and Handling Assets and Alaska Storage and Terminalling Assets. Revenues in our Gathering and Processing segments remained flat compared to 2015.

OPERATING AND OTHER EXPENSES. Operating expenses increased $16 million primarily due to the impact of deconsolidation of RGS in 2016 where transactions are reported gross. The related transactions with RGS in 2015 were eliminated during consolidation. Partially offsetting the increase was a decline in expenses recognized in connection with our environmental accruals.

INTEREST AND FINANCING COSTS. Net interest and financing costs increased $41 million primarily related to the issuance of new senior notes during 2016 and the write-off of unamortized debt issuance costs in connection with debt transactions as discussed in the “Capital Resources and Liquidity” section.

OTHER INCOME, NET. Other income, net for 2016 increased $6 million due to a one-time settlement gain. There were no settlement gains in 2015.

2015 COMPARED TO 2014

OVERVIEW. Our net earnings for 2015 increased $193 million, or 345%, to $249 million from $56 million for 2014 primarily driven by an increase in revenues. EBITDA increased $337 million primarily driven by the $512 million increase to revenues during the period partially offset by increases to operating and other expenses as a result of acquired operations.

REVENUES. Revenues for 2015 increased by $512 million, or 85%, to $1.1 billion driven primarily by the Rockies Natural Gas Business Acquisition and the West Coast Logistics Assets Acquisition. Revenues in our Gathering and Processing segments increased $204 million and $255 million, respectively, benefiting from a full year of operations of the Rockies Natural Gas Business. Terminalling and Transportation segment revenues increased $53 million due primarily to the West Coast Logistics Assets that were acquired mid-year in 2014.

OPERATING AND OTHER EXPENSES. The increase in revenues as a result of acquisitions was partially offset by a corresponding increase in expenses primarily due to a full year of operations of the Rockies Natural Gas Business acquired in December 2014. Excluding the impact of acquisitions, operating expenses were relatively flat, general and administrative expenses increased due to higher labor costs due to increased personnel headcount. Depreciation and amortization expenses increased due to acquisitions and organic growth projects being completed and placed into service including the Connolly Gathering System.

INTEREST AND FINANCING COSTS. Net interest and financing costs increased $41 million primarily due to the issuance of senior notes that were used to fund the Rockies Natural Gas Business Acquisition.

SEGMENT RESULTS OF OPERATIONS

GATHERING SEGMENT

HIGHLIGHTS

48 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our Gathering segment consists of crude oil, natural gas and produced water gathering systems in the Bakken Region and Rockies Region. Our High Plains System, located in the Bakken Region, gathers and transports crude oil from various production locations in this area for transportation to Tesoro’s Mandan refinery and other destinations in the Bakken Region, including export rail terminals and pipelines. Our natural gas gathering systems include the Uinta Basin Gathering System and our equity method investment Uintah Basin Field Services, L.L.C. In addition, we own four gathering systems and two pipelines regulated by the FERC through, which we provide natural gas and crude oil transportation services.

GATHERING SEGMENT OPERATING RESULTS (in millions, except volumes, revenue per barrel and revenue per MMBtu amounts)

	Years Ended December 31,
	2016	2015
Revenues
Gas gathering revenues	$163	$170
Crude oil gathering pipeline revenues	133	123
Crude oil trucking revenues	36	46
Other revenues	7	—
Total Revenues	339	339
Costs and Expenses
Operating expenses (a)	131	119
General and administrative expenses	11	10
Depreciation and amortization expenses	62	67
Loss on asset disposals and impairments	3	1
Gathering Segment Operating Income	$132	$142
Volumes/Rates
Gas gathering throughput (thousands of MMBtu/d) (b)	879	1,077
Average gas gathering revenue per MMBtu (b)	$0.51	$0.43
Crude oil gathering pipeline throughput (Mbpd)	212	188
Average crude oil gathering pipeline revenue per barrel	$1.72	$1.79
Crude oil trucking volume (Mbpd)	30	38
Average crude oil trucking revenue per barrel	$3.23	$3.25

2016 COMPARED TO 2015

VOLUMES. Average gas gathering volumes decreased 198 thousand MMBtu/d in 2016 compared to 2015 driven primarily by the exclusion of volumes associated with RGS following its deconsolidation in 2016. Third-party volumes associate with RGS, which are included for 2015, were 141 thousand MMBtu/d. Crude oil gathering pipeline throughput volumes increased 24 Mbpd, or 13%, in 2016, as a result of projects to expand the pipeline gathering system capabilities, which include additional origin and destination interconnections. Crude oil trucking throughput volumes decreased 8 Mbpd, or 21%, during 2016 as more volumes were gathered on our High Plains Pipeline.

FINANCIAL RESULTS. Gathering revenues remained flat in 2016 compared to 2015. During 2016, revenues on the High Plains Pipeline System increased from 2015, which were partially offset by decreases in crude oil trucking revenues. Additionally, 2016 includes a recovery of fees related to right-of-way costs. The decrease in gas gathering revenues in 2016 as compared to 2015 was primarily driven by the exclusion of volumes associated with RGS following our deconsolidation of RGS in 2016 partially offset by increases in the average gas gathering rate recognized.

Operating expenses increased $12 million, or 10%, to $131 million in 2016 compared to $119 million in 2015, primarily related to the reporting of gross operating expense related to our transactions with RGS for 2016 that were previously eliminated in 2015 partially offset by lower environmental remediation costs.

(a)	Operating expenses include net imbalance settlement gains of $3 million, $2 million and $7 million in the years ended December 31, 2016, 2015 and 2014, respectively.

(b)
Prior to deconsolidation of RGS as of January 1, 2016, fees paid by TLLP to RGS were eliminated upon consolidation and third-party transactions, including revenue and throughput volumes, were included in TLLP’s results of operations. Third party volumes associated with RGS, included in gas gathering volume for the years ended December 31, 2015 and 2014, were 141 thousand MMBtu/d and 148 thousand MMBtu/d, respectively and reduced our average gas gathering revenue by approximately $0.05 per MMBtu for both periods.

(c)	We commenced natural gas gathering and processing operations with the acquisition of the Rockies Natural Gas Business in December 2014.

December 31, 2016 | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS

GATHERING SEGMENT OPERATING RESULTS (in millions, except volumes, revenue per barrel and revenue per MMBtu amounts)

	Years Ended December 31,
	2015	2014 (c)
Revenues
Gas gathering revenues	$170	$11
Crude oil gathering pipeline revenues	123	66
Crude oil trucking revenues	46	58
Total Revenues	339	135
Costs and Expenses
Operating expenses (a)	119	72
General and administrative expenses	10	5
Depreciation and amortization expenses	67	11
Loss on asset disposals	1	—
Gathering Segment Operating Income	$142	$47
Volumes/Rates
Gas gathering throughput (thousands of MMBtu/d)	1,077	1,046
Average gas gathering revenue per MMBtu	$0.43	$0.41
Crude oil gathering pipeline throughput (Mbpd)	188	123
Average crude oil gathering pipeline revenue per barrel	$1.79	$1.46
Crude oil trucking volume (Mbpd)	38	49
Average crude oil trucking revenue per barrel	$3.25	$3.23

2015 COMPARED TO 2014

VOLUMES. Gas gathering throughput volumes were 1,077 thousand MMBtu/d in 2015, which contributed approximately 50% of total Gathering segment revenue primarily due to the addition of the natural gas gathering operations with the Rockies Natural Gas Assets. Crude oil gathering pipeline throughput volumes increased 65 Mbpd, or 53%, in 2015, as a result of the expansion of our High Plains System and the acquisition of the crude oil gathering assets included in the Rockies Natural Gas Business acquired in December 2014. This increase was almost entirely due to third-party volumes. Crude oil trucking volumes decreased 11 Mbpd, or 22%, during 2015 as more volumes were gathered on our High Plains Pipeline.

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

Operating expenses increased $47 million, or 65%, to $119 million in 2015 compared to $72 million in 2014, primarily related to costs associated with the Rockies Natural Gas Assets as well as the increased throughput on the High Plains System. The increase also includes an incremental expense of $6 million as compared to 2014 attributable to an accrual related to the remediation of the release of crude oil in a rural field northeast of Tioga, North Dakota that occurred in 2013 (the “Crude Oil Pipeline Release”).

Depreciation and amortization expense increased $56 million, or 509%, to $67 million in 2015 compared to $11 million in 2014 primarily due to the Rockies Natural Gas Assets having an entire year of depreciation and amortization as well as growth projects being placed into service including the Connolly Gathering System.

50 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

PROCESSING SEGMENT

HIGHLIGHTS

Our Processing segment consists of the Vermillion processing complex, the Uinta Basin processing complex, the Blacks Fork processing complex and the Emigrant Trail processing complex. Approximately 45-50% of our plant production is currently supported by long-term, fee-based processing agreements with minimum volume commitments.

PROCESSING SEGMENT OPERATING RESULTS (in millions, except MMBtu/d, Mbpd and revenue per MMBtu and fee per barrel)

	Years Ended December 31,
	2016	2015
Revenues
NGLs processing revenues	$98	$96
Fee-based processing revenues	106	107
Other processing revenues	72	75
Total Revenues	276	278
Costs and Expenses
Operating expenses	120	125
General and administrative expenses	—	4
Depreciation and amortization expenses	45	44
Processing Segment Operating Income	$111	$105
Volumes/Rates
NGLs processing throughput (Mbpd)	7.3	7.6
Average keep-whole fee per barrel of NGLs	$36.53	$34.46
Fee-based processing throughput (thousands of MMBtu/d)	639	743
Average fee-based processing revenue per MMBtu	$0.45	$0.39

2016 COMPARED TO 2015

VOLUMES. Fee-based processing throughput decreased 104 thousand MMBtu/d, or 14%, to 639 thousand MMBtu/d in 2016 as a result of lower natural gas production being delivered to our processing systems. NGLs processing throughput decreased 0.3 Mbpd, or 4%, to 7.3 Mbpd for 2016.

FINANCIAL RESULTS. Total processing revenues were $276 million in 2016, which remained relatively flat compared to 2015, and contributed approximately 23% to the Partnership’s total revenues. Lower volumes during 2016 were primarily offset by higher minimum volume commitment revenues and continued benefits from system optimization. Operating expenses were $120 million in 2016. Depreciation and amortization expenses were $45 million in 2016.

December 31, 2016 | 51

MANAGEMENT’S DISCUSSION AND ANALYSIS

PROCESSING SEGMENT OPERATING RESULTS (in millions, except MMBtu/d, Mbpd and revenue per MMBtu and fee per barrel)

	Years Ended December 31,
	2015	2014
Revenues
NGLs processing revenues	$96	$7
Fee-based processing revenues	107	6
Other processing revenues	75	10
Total Revenues	278	23
Costs and Expenses
Operating expenses	125	12
General and administrative expenses	4	1
Depreciation and amortization expenses	44	4
Processing Segment Operating Income	$105	$6
Volumes/Rates
NGLs processing throughput (Mbpd)	7.6	6.5
Average keep-whole fee per barrel of NGLs	$34.46	$35.51
Fee-based processing throughput (thousands of MMBtu/d)	743	693
Average fee-based processing revenue per MMBtu	$0.39	$0.30

2015 COMPARED TO 2014

VOLUMES. Fee-based processing throughput increased 50 thousand MMBtu/d, or 7%, to 743 thousand MMBtu/d in 2015 and NGLs processing throughput increased 1.1 Mbpd, or 17%, to 7.6 Mbpd for the 2015 as a result of increased processing utilization of our complexes. The 2014 period only included the volumes beginning in December 2014 with the Rockies Natural Gas Business Acquisition and do not reflect the seasonality and other market impacts.

FINANCIAL RESULTS. Total processing revenues were $278 million in 2015. This contributed approximately 25% to the Partnership’s total revenues. The increase in 2015 compared to 2014 is due to a full year of operations from the Rockies Natural Gas Assets in 2015 with a corresponding increase in expenses. Our operating expenses as well as our depreciation and amortization expenses increased during 2015 compared to 2014 as a result of the 2014 period only reflecting the expenses beginning in December 2014 with the Rockies Natural Gas Business Acquisition and are not comparable to the 2015 on an annualized basis due to seasonality and other fluctuations in processing volumes.

TERMINALLING AND TRANSPORTATION SEGMENT

HIGHLIGHTS

Our Terminalling and Transportation segment consists of the Northwest Products Pipeline, which includes a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a jet fuel pipeline to the Salt Lake City International Airport; a regulated common carrier refined products pipeline system connecting Tesoro’s Kenai refinery to Anchorage, Alaska; and crude oil and refined products terminals and storage facilities in the western and midwestern U.S.; marine terminals in California; a rail-car unloading facility in Washington; a petroleum coke handling and storage facility in Los Angeles; and other pipelines, which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City and Los Angeles.

52 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

TERMINALLING AND TRANSPORTATION SEGMENT OPERATING RESULTS (in millions, except barrel and per barrel amounts)

	Years Ended December 31,
	2016(a)	2015(a)	2014(a)
Revenues
Terminalling revenues	$480	$377	$333
Pipeline transportation revenues	125	118	109
Total Revenues	605	495	442
Costs and Expenses
Operating expenses (b)	193	184	197
General and administrative expenses	31	35	29
Depreciation and amortization expenses	83	76	70
Loss (gain) on asset disposals and impairments	1	—	(4)
Terminalling and Transportation Segment Operating Income	$297	$200	$150
Volumes/Rates
Terminalling throughput (Mbpd)	984	955	952
Average terminalling revenue per barrel	$1.33	$1.08	$0.96
Pipeline transportation throughput (Mbpd)	868	825	822
Average pipeline transportation revenue per barrel	$0.39	$0.39	$0.36

2016 COMPARED TO 2015

VOLUMES. Terminalling throughput increased 29 Mbpd, or 3% and pipeline transportation throughput increased 43 Mbpd, or 5% in 2016 compared to 2015 primarily as a result of stronger customer demand, terminalling assets from the Alaska Storage and Terminalling Assets acquisition and organic growth projects adding new capabilities to our system.

FINANCIAL RESULTS. Revenues increased $110 million, or 22%, to $605 million in 2016 compared to $495 million in 2015 primarily as a result of the commercial storage agreements executed with Tesoro in connection with the LA Storage and Handling Assets and Alaska Storage and Terminalling Assets, as well as increased throughput volumes. The increase in revenues was partially offset by a slight increase in operating expenses of $9 million, or 5%, to $193 million in 2016 compared to $184 million in 2015 as a result of the higher throughput volumes.

2015 COMPARED TO 2014

VOLUMES. Terminalling throughput increased 3 Mbpd in 2015 compared to 2014 primarily as a result of higher volumes at our southern California terminals and the completion of the Anacortes Light Products Truck Rack, which was partially offset by lower volumes at our Salt Lake City terminal. Pipeline transportation throughput increased 3 Mbpd in 2015 compared to 2014 primarily due to increased utilization of the southern California transportation pipeline system and performance enhancements.

FINANCIAL RESULTS. Revenues increased $53 million, or 12%, to $495 million in 2015 compared to $442 million in 2014 primarily as a result of the higher volumes at our southern California terminals and the commercial agreements executed with Tesoro at the time of the West Coast Logistics Assets Acquisition. Operating expenses decreased $13 million, or 7%, to $184 million in 2015 compared to $197 million in 2014 primarily as a result of enhanced operational efficiency and asset utilization.

(a)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment for Predecessors’ assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition, except for the RCA tariffs charged to Tesoro on the refined products pipeline included in the acquisition of the West Coast Logistics Assets.

(b)	Operating expenses include net imbalance settlement gains of $3 million, $4 million and $10 million in the years ended December 31, 2016, 2015 and 2014, respectively.

December 31, 2016 | 53

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

ATM PROGRAMS. On June 25, 2014, we filed a prospectus supplement to our shelf registration statement filed with the Securities and Exchange Commission (“SEC”) in 2012, authorizing the continuous issuance of up to an aggregate of $200 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “2014 ATM Program”). The 2014 ATM Program expired during the second quarter of 2015. For the year ended December 31, 2014 , we issued 199,400 common units for net proceeds of approximately $14 million. During the year ended December 31, 2015, we issued an aggregate of 819,513 common units under our 2014 ATM Program, generating proceeds of approximately $46 million before issuance costs. The net proceeds from sales under the 2014 ATM Program were used for general partnership purposes, which included debt repayment, future acquisitions, capital expenditures and additions to working capital.

On August 24, 2015, we filed a prospectus supplement to our shelf registration statement filed with the SEC on August 6, 2015, authorizing the continuous issuance of up to an aggregate of $750 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “2015 ATM Program”). During the years ended December 31, 2016 and 2015, we issued an aggregate of 1,492,637 and 1,093,483 common units, respectively, under our 2015 ATM Program, generating proceeds of approximately $72 million and $57 million, respectively, before issuance costs. The net proceeds from sales under the 2015 ATM Program were used for general partnership purposes, which included debt repayment, future acquisitions, capital expenditures and additions to working capital.

We paid fees of approximately $1 million related to the issuance of units under these programs for the year ended December 31, 2016.

DISTRIBUTIONS

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partner unitholders and general partner will receive. In connection with the North Dakota Gathering and Processing Assets acquisition, our general partner agreed to ratably reduce its quarterly distributions with respect to incentive distribution rights by $100 million with respect to distributions during 2017 and 2018.

54 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

QUARTERLY DISTRIBUTIONS

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution (in millions)	Date of Distribution
December 31, 2016	$0.9100	$3.64	$140	February 14, 2017
September 30, 2016	0.8750	3.50	131	November 14, 2016
June 30, 2016	0.8420	3.37	123	August 12, 2016
March 31, 2016	0.8100	3.24	108	May 13, 2016
December 31, 2015	0.7800	3.12	98	February 12, 2016
September 30, 2015	0.7500	3.00	86	November 13, 2015
June 30, 2015	0.7225	2.89	81	August 14, 2015
March 31, 2015	0.6950	2.78	70	May 15, 2015

We intend to pay a minimum quarterly distribution of at least $0.3375 per unit per quarter, which equates to approximately $35 million per quarter, or $142 million per year, based on the number of common and general partner units outstanding as of December 31, 2016. We do not have a legal obligation to pay this distribution.

DEBT OVERVIEW

TOTAL DEBT

	December 31,
Debt, including current maturities:	2016	2015
Revolving Credit Facility	$330	$305
Dropdown Credit Facility	—	—
TLLP Term Loan	—	250
5.500% Senior Notes due 2019	500	500
5.875% Senior Notes due 2020 (a)	470	470
6.125% Senior Notes due 2021 (a)	800	550
6.250% Senior Notes due 2022	800	800
6.375% Senior Notes due 2024	450	—
5.250% Senior Notes due 2025	750	—
Capital lease obligations and other	9	8
Total Debt	4,109	2,883
Unamortized Issuance Costs (a)	(55)	(39)
Debt, Net of Unamortized Issuance Costs	$4,054	$2,844

(a)	Unamortized premiums of $4 million associated with these senior notes are included in unamortized issuance costs at both December 31, 2016 and 2015.

December 31, 2016 | 55

MANAGEMENT’S DISCUSSION AND ANALYSIS

SENIOR NOTES BY MATURITY (in millions)

CREDIT FACILITIES

Based upon the guidelines of our current Revolving Credit Facility, we have the option to elect if the borrowings will bear interest at either, a base rate plus the base rate margin or a Eurodollar rate, for the applicable period, plus the Eurodollar margin at the time of the borrowing. The weighted average interest rate for borrowings under our Revolving Credit Facility was 2.76% at December 31, 2016. The Revolving Credit Facility is scheduled to mature on January 29, 2021.

EXPENSES AND FEES OF OUR CREDIT FACILITIES

Credit Facility	30 day Eurodollar (LIBOR) Rate at December 31, 2016	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Revolving Credit Facility (a)	0.77%	2.00%	3.75%	1.00%	0.375%
Dropdown Credit Facility (a)	0.77%	2.01%	3.75%	1.01%	0.375%

(a)
We have the option to elect if the borrowings will bear interest at either a base rate pus the base rate margin, or a Eurodollar rate, for the applicable period, plus the Eurodollar margin of the borrowing. The applicable margin varies based upon a certain leverage ratio, as defined by the Revolving Credit Facility. We also incur commitment fees for the unused portion of the Revolving Credit Facility at an annual rate. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate.

On January 29, 2016, we amended our existing secured Revolving Credit Facility. As a result of the amendment, we decreased the aggregate available facility limit from $900 million to $600 million and improved terms relating to pricing and financial covenants. Additionally on January 29, 2016, we syndicated the new $1.0 billion Dropdown Credit Facility. This facility provides us a flexible capital structure with a segregated source of financing for future asset acquisitions including transactions with Tesoro. The primary use of proceeds under this new facility will be to fund asset acquisitions. The terms, covenants and restrictions under this facility are substantially the same with our amended secured Revolving Credit Facility. See further discussion in Note 8 to our consolidated financial statements in Item 8.

COVENANTS

The Revolving Credit Facility, Dropdown Credit Facility and senior notes contain covenants that may, among other things, limit or restrict our ability (as well as the ability of our subsidiaries) to:

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

56 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

We do not believe that these limitations will restrict our ability to pay distributions. Additionally, the Revolving Credit Facility contains covenants that require us to maintain certain interest coverage and leverage ratios. We submit compliance certifications to the bank quarterly, and we were in compliance with our debt covenants as of and for the year ended December 31, 2016.

SENIOR NOTES ISSUANCES

5.250% SENIOR NOTES DUE 2025. On December 2, 2016, we completed a registered offering of $750 million aggregate principal amount of the 5.250% Senior Notes due in 2025. The proceeds from this offering were used to pay amounts outstanding under the Dropdown Credit Facility.

The 2025 Senior Notes have no sinking fund requirements. We may redeem some or all of the 2025 Notes prior to January 15, 2021, at a make-whole price, plus any accrued and unpaid interest. On or after January 15, 2021, the 2025 Notes may be redeemed at premiums equal to 2.625% through January 15, 2022; 1.313% through January 15, 2023; and at par thereafter, plus accrued and unpaid interest. We will have the right to redeem up to 35% of the aggregate principal amount at 105.250% of face value with proceeds from certain equity issuances through January 15, 2020. The 2025 Notes are unsecured and guaranteed by all of our subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

6.125% SENIOR NOTES DUE 2021 AND 6.375% SENIOR NOTES DUE 2024. On May 9, 2016, we completed a registered offering of $250 million aggregate principal amount of 6.125% Senior Notes due 2021 (“2021 Notes”) and $450 million aggregate principal amount of 6.375% Senior Notes due 2024 (“2024 Notes”). We used the proceeds of the offering of the 2021 notes to repay amounts outstanding under the Dropdown Credit Facility and the proceeds of the offering of the 2024 Notes to repay amounts outstanding under our Revolving Credit Facility and for general partnership purposes.

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

DEBT REPAYMENTS

On February 3, 2016, we paid the full amount of the unsecured term loan facility (the “Unsecured Term Loan Facility”), including accrued interest, with proceeds drawn from the Dropdown Credit Facility. All commitments under the Unsecured Term Loan Facility were terminated effective with the repayment and an immaterial amount of unamortized debt issuance costs were expensed.

December 31, 2016 | 57

MANAGEMENT’S DISCUSSION AND ANALYSIS

SOURCES AND USES OF CASH

COMPONENTS OF CASH FLOWS (in millions)

	Years Ended December 31,
	2016 (a)	2015 (a)	2014 (a)
Cash Flows From (Used In):
Operating Activities	$498	$436	$165
Investing Activities	(318)	(389)	(2,690)
Financing Activities	492	(50)	2,521
Increase (Decrease) in Cash and Cash Equivalents	$672	$(3)	$(4)

(a)	Includes the historical results related to the Partnership and Predecessors for the years ended December 31, 2016, 2015 and 2014.

2016 COMPARED TO 2015

Net cash from operating activities increased $62 million to $498 million in 2016 from $436 million in 2015. The increase in net cash from operating activities was primarily due to a significant contribution of operating income from the Terminalling and Transportation segment driven by commercial agreements executed in connection with the LA Storage and Handling Assets and Alaska Storage and Terminalling Assets acquisitions.

Net cash used in investing activities decreased $71 million to $318 million in 2016 compared to $389 million in 2015. The decrease was primarily driven by a decline in the amounts spent on capital expenditure projects during 2016. See “Capital Expenditures” below for a discussion of the various maintenance and growth projects in 2016. This decrease was partially offset by cash used for acquisitions related to the Alaska Storage and Terminalling Assets acquisition and deposit for the North Dakota Gathering and Processing Assets.

Net cash from financing activities during 2016 totaled $492 million as compared to net cash used in financing activities of $50 million in 2015. The change of $542 million was primarily due to a $1.2 billion increase in the proceeds from debt offerings partially offset by the $251 million repayment of the term loan facility, which is discussed in the “Debt Overview” above. In addition, proceeds from issuance of common units and general partner units increased $265 million in 2016. Partially offsetting the items contributing to financing activities were an increase to distributions in connection with acquisitions of $510 million with both the Alaska Storage and Terminalling Assets and Northern California Terminalling and Storage Assets acquisitions occurring in 2016 compared to the LA Storage and Handling Assets occurring in 2015. Quarterly distributions to unitholders and the general partner also increased $153 million.

2015 COMPARED TO 2014

Net cash from operating activities increased $271 million to $436 million in 2015 from $165 million in 2014. The increase in net cash from operating activities was primarily due to a significant contribution of operating income from the Rockies Natural Gas Business Acquisition for an entire year as well as incremental cash flow from growth on the High Plains System and commercial agreements executed in connection with the West Coast Logistics Assets Acquisition.

Net cash used in investing activities decreased $2.3 billion to $389 million in 2015 compared to $2.7 billion in 2014. The decrease was primarily driven by the cash paid for the Rockies Natural Gas Business of $2.5 billion in 2014. This decrease was partially offset by higher capital expenditures in 2015 compared to 2014 related to the construction of the Connolly Gathering System, the second phase of the Bakken area storage hub, and various projects on our Southern California distribution system. See “Capital Expenditures” below for a discussion of the various maintenance and growth projects in 2015.

Net cash used in financing activities during 2015 totaled $50 million as compared to net cash from financing activities of $2.5 billion in 2014. The change of $2.6 billion was primarily due to financing activities in 2014, which included the net proceeds of $1.4 billion resulting from the public offering of 2.1 million common units representing limited partner interests and the registered public offering of 23.0 million common units in connection with the Rockies Natural Gas Business Acquisition and $1.3 billion of aggregate principal senior notes, completed in a private offering Senior Notes Offering. We paid higher quarterly cash distributions totaling $308 million during 2015 compared to $183 million paid in 2014. Additionally, we paid $22 million in distributions to the common public unitholders of QEPM and QEPM’s subsidiaries during 2015.

58 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

Historically, the Predecessors’ sources of liquidity included cash generated from operations and funding from Tesoro. Cash receipts were deposited in Tesoro’s bank accounts and all cash disbursements were made from those accounts. The Sponsor contribution of $119 million, $116 million and $53 million included in cash from financing activities in 2016, 2015 and 2014, respectively, funded the cash portion of the net loss for the Predecessors.

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

2016 CAPITAL EXPENDITURES. During 2016, we spent $198 million, net of $11 million in reimbursements from entities including Tesoro, on growth capital projects and $42 million, net of $22 million in reimbursements from entities including Tesoro, on maintenance capital projects.

2017 EXPECTED CAPITAL EXPENDITURES. We estimate that our expected 2017 capital expenditures will be approximately $325 million, or $295 million net of reimbursements from entities including Tesoro, with whom we contract to provide services. We continuously evaluate our capital expenditures in light of conditions in the market environment and business requirements.

Cost estimates for projects currently in process or under development are subject to further review, analysis and permitting requirements, which may result in revisions to our current spend estimates.

MAJOR CAPITAL PROJECTS IN PROCESS OR UNDER DEVELOPMENT (in millions)

Major Projects	Total Project Expected Capital Expenditures	Actual 2016 Capital Expenditures
Gathering Segment:
Uinta Compression (a)	$50 - 60	$36
Bakken Area Storage Hub (b)	25 - 30	5
High Plains Pipeline Expansion (c)	20 - 30	12
Terminalling and Transporting Segment:
Los Angeles Refinery Interconnect Pipeline System (d)	150 - 200	—
Terminal Expansions (e)	30 - 40	14
Avon Wharf Project (f)	185-195	58

(a)
Projects to increase compression for our Uinta natural gas gathering systems and expand our gathering system in the Uinta basin. We expect incremental volumes through our processing system upon the completion of the project.

(b)
The construction of the second phase of the Bakken Area Storage Hub provides storage tanks located in two strategic areas of the basin. With its completion during the first quarter of 2016, storage capacity has grown to over one million barrels. Amounts shown above for capital expenditures represent actual amounts spent on this completed project.

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

(f)
In connection with the Northern California Terminalling and Storage Assets acquisition, we acquired the Avon Wharf in Martinez, California. Our Predecessor’s regulatory and compliance project for the Avon Wharf was required under the California building code for Marine Oil Terminal Engineering and Maintenance Standards (“MOTEMS”). The project replaces the marine berth with a MOTEMS compliant structure that will improve clean product movements. The project is nearly complete with expected remaining capital expenditures of $8 million, which will be reimbursed by Tesoro.

December 31, 2016 | 59

MANAGEMENT’S DISCUSSION AND ANALYSIS

LONG-TERM COMMITMENTS

We have numerous contractual commitments for purchases associated with the operation of our assets, our debt service and our operating and capital leases (see Notes 8 and 10 to our consolidated financial statements in Item 8). We also have minimum contractual spending requirements for certain capital projects.

SUMMARY OF CONTRACTUAL OBLIGATIONS (in millions)

Contractual Obligation	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt obligations (a)	$232	$232	$726	$671	$1,287	$2,225	$5,373
Capital lease obligations (b)	1	1	1	1	1	7	12
Operating lease obligations (c)	16	12	11	9	8	70	126
Other purchase obligations (d)	86	86	86	87	49	—	394
Capital expenditure obligations (e)	82	—	—	—	—	—	82
Total Contractual Obligations	$417	$331	$824	$768	$1,345	$2,302	$5,987

(a)	Includes maturities of principal and interest payments. Amounts and timing may be different from our estimated commitments due to potential voluntary debt prepayments and borrowings.

(b)	Capital lease obligations include amounts classified as interest.

(c)
Minimum operating lease payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year primarily related to our truck vehicle leases and leases for pipelines, terminals, pump stations and property leases.

(d)
Purchase obligations include enforceable and legally binding service agreement commitments that meet any of the following criteria: (1) they are non-cancellable, (2) we would incur a penalty if the agreement was canceled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If we can unilaterally terminate the agreement simply by providing a certain number of days’ notice or by paying a termination fee, we have included the termination fee or the amount that would be paid over the notice period. Contracts that can be unilaterally terminated without a penalty are not included. Future purchase obligations primarily include NGLs transportation costs, fractionation fees, and fixed charges under the Third Amended and Restated Omnibus Agreement (“Amended Omnibus Agreement”), and the Secondment and Logistics Services Agreement. Our Amended Omnibus Agreement remains in effect between the applicable parties until a change in control of the Partnership. As we are unable to estimate the termination of the omnibus agreement, we have included the fees for each of the five years following December 31, 2016 for the Amended Omnibus Agreement for disclosure purposes in the table above.

(e)	Minimum contractual spending requirements for certain capital projects.

We also have other noncurrent liabilities pertaining to our environmental liabilities and asset retirement obligations. With the exception of amounts classified as current, there is uncertainty as to the timing of future cash flows related to these obligations. As such, we have excluded these future cash flows from the table above. See additional information on environmental liabilities and asset retirement obligations in Note 10 and Note 1, respectively, to our consolidated financial statements in Item 8.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any transactions, agreements or other contractual arrangements, other than our leasing arrangements described in Note 10 to our consolidated financial statements in Item 8 that would result in off-balance sheet liabilities.

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

60 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

of operations. Under the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and subsequent acquisitions from Tesoro.

ENVIRONMENTAL LIABILITIES AND LEGAL. Contamination resulting from spills of crude oil, natural gas and refined products is not unusual within the terminalling, pipeline, gathering or processing industries. Historic spills at certain of our assets as a result of past operations have resulted in contamination of the environment, including soils and groundwater. Site conditions, including soils and groundwater, are being evaluated at our properties where releases of hydrocarbons and other wastes have occurred. A number of our properties have known hydrocarbon or other hazardous material contamination in the soil and groundwater. See below for our discussion of the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement for more information regarding the indemnification of certain environmental matters provided to us by Tesoro.

The Partnership has been party to various environmental matters arising in the ordinary course of business. The outcome of these matters cannot always be accurately predicted, but the Partnership recognizes liabilities for these matters based on estimates and applicable accounting guidelines and principles. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental accruals are estimates using internal and third-party assessments and available information to date. It is possible that these estimates will change as more information becomes available. Our accruals for these environmental expenditures totaled $22 million and $33 million at December 31, 2016 and 2015, respectively.

TIOGA, NORTH DAKOTA CRUDE OIL PIPELINE RELEASE. In September 2013, the Partnership responded to the Crude Oil Pipeline Release. The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted during the next few years to restore the site for agricultural use. We accrued an additional $7 million during the year ended December 31, 2016, to reflect improved scope definition and estimates, which resulted in an increase in the total estimated cost associated with the project. This incident was covered by our pollution liability insurance policy, subject to a $1 million deductible and a $25 million loss limit in place at that time. Pursuant to this policy, there were no insurance recovery receivables related to the Crude Oil Pipeline Release at both December 31, 2016 and 2015, and $18 million at December 31, 2014. The estimated remediation costs of $73 million exceeded our policy loss limit by $48 million as of December 31, 2015. We received no insurance proceeds for the year ended December 31, 2016, and $18 million and $7 million in reimbursement of costs incurred during the years ended December 31, 2015 and 2014, respectively.

See Note 10 to our consolidated financial statements in Item 8 for additional information regarding our environmental liabilities and legal proceedings.

TESORO INDEMNIFICATION. Under the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro. See Note 3 to our consolidated financial statements in Item 8 for additional information regarding our Amended Omnibus Agreement and the Carson Assets Indemnity Agreement.

ACCOUNTING STANDARDS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies and recent accounting developments are described in Note 1 to our consolidated financial statements in Item 8. We prepare our financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates. We believe that the following discussion of policies to be the most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets (which include property, plant, and equipment and intangible assets) are evaluated for potential impairment when an asset disposition is probable or when there are indicators of impairment (for example, current period operating losses combined with a history of operating losses) and, if so, assessing whether the asset net book values are recoverable from estimated future undiscounted cash flows. The actual amount of an impairment loss to be recorded, if any, is equal to the amount by which the asset’s net book value exceeds its fair market value. Fair market value is based on the present values of estimated future cash flows in the absence of quoted market prices. Estimates of future cash flows and fair market values of assets require subjective assumptions with regard to several factors, including an assessment of global market conditions, future operating results and forecasts of the remaining useful lives of the assets. Actual results could

December 31, 2016 | 61

MANAGEMENT’S DISCUSSION AND ANALYSIS

differ from those estimates. Providing sensitivity analysis if other assumptions were used in performing the impairment evaluations is not practicable due to the significant number of assumptions involved in the estimates.

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

We elected to perform our annual goodwill impairment analysis using a two-step quantitative assessments process on $117 million of goodwill recorded in five reporting units. As part of our two-step quantitative goodwill impairment process for the five reporting units, we engaged a third-party appraisal firm to assist in the determination of estimated fair value for each reporting unit. This determination includes estimating the fair value of each reporting unit using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, the discount rates, terminal growth rates, and forecasts of revenue, operating income, depreciation and amortization and capital expenditures.

We determined that no impairment charges resulted from our November 1, 2016 goodwill impairment assessment. Furthermore, the fair value of each of the five reporting units tested in step one of the goodwill impairment test were materially in excess of the carrying value, and as such, we were not required to perform step two.

ENVIRONMENTAL LIABILITIES. At December 31, 2016, our total environmental liabilities included in other current liabilities and other noncurrent liabilities were $22 million. We record environmental liabilities when environmental assessments and/or proposed environmental remedies are probable and can be reasonably estimated. Usually, the timing of our accruals coincides with assessing the liability and then completing a feasibility study or committing to a formal plan of action. When we complete our analysis or when we commit to a plan of action, we accrue a liability based on the minimum range of the expected costs, unless we consider another amount more likely. We base our cost estimates on the extent of remedial actions required by applicable governing agencies, experience gained from similar environmental projects and the amounts to be paid by other responsible parties.

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

As of December 31, 2016, we carry a pollution liability insurance policy, which is subject to a $1 million deductible ($5 million pipeline deductible) and a $150 million loss limit. We record insurance recoveries during the year when recovery is probable and can be reasonably estimated.

ACQUISITIONS. We use the acquisition method of accounting for the recognition of assets acquired and liabilities assumed with acquisitions, other than a combination under common control, at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired. As a result, in the case of significant acquisitions, we obtain the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently

62 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

NEW ACCOUNTING STANDARDS AND DISCLOSURES

New accounting standards and disclosures are discussed in Note 1 to our consolidated financial statements in Item 8.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not own the refined products, natural gas or crude oil that are shipped through our pipelines, distributed through our terminals or held in our storage facilities, we have minimal direct exposure to risks associated with fluctuating commodity prices. In addition, our commercial agreements with Tesoro are indexed for inflation and contain fuel surcharge provisions designed to substantially mitigate our exposure to increases in diesel fuel prices and the cost of other supplies used in our business. As part of our acquisition of the North Dakota Gathering and Processing Assets, we acquired certain natural gas gathering and processing contracts structured as Percent of Proceeds (“POP”) arrangements. Under these POP arrangements, we gather and process the producers’ natural gas and retain and market a portion of the natural gas and NGLs and remit a percentage of the proceeds to the producer. Under these arrangements, we will have exposure to fluctuations in commodity prices; however, this exposure is not expected to be material to our results of operations. Also, our exposure to commodity price risk related to imbalance gains and losses or to diesel fuel or other supply costs is not expected to be material to our results of our operations, financial position, and cash flows and we do not intend to hedge our exposure.

We are exposed to a limited degree of commodity price risk with respect to our gathering contracts. Specifically, pursuant to our contracts, we retain and sell condensate that is recovered during the gathering of natural gas. Thus, a portion of our revenue is dependent on the price received for the condensate. Condensate historically sells at a price representing a slight discount to the price of crude oil. We consider our exposure to commodity price risk associated with these arrangements to be minimal based on the amount of revenues generated under these arrangements compared to our overall revenues. We do not hedge our exposure using commodity derivative instruments because of the minimal impact of commodity price risk on our liquidity, financial position and results of operations. Assuming all other factors remained constant, a $1 change in condensate pricing, based on our quarter-to-date average throughput, would be immaterial to our consolidated operating income. Actual results may differ from our expectation above.

Under a keep-whole agreement, normally a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. We have entered into an agreement with Tesoro to transfer the market risk associated with the purchase of natural gas. See Note 3 to our consolidated financial statements in Item 8 for additional information on our keep-whole agreement.

INTEREST RATE RISK

Our use of fixed or variable rate debt directly exposes us to interest rate risk. Fixed rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates or that our current fixed rate debt may be higher than the current market. Variable-rate debt, such as borrowings under our Revolving Credit Facility, exposes us to short-term changes in market rates that impact our interest expense. The fair value of our debt was estimated primarily using quoted market prices. The carrying and fair values of our debt were approximately $4.1 billion and $4.3 billion at December 31, 2016, respectively, and approximately $2.9 billion and $2.8 billion for both the carrying and fair values at December 31, 2015. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. With all other variables constant, a 0.25% change in the interest rate associated with the borrowings outstanding would change annual interest expense by less than $1 million under our Revolving Credit Facility and would have no impact under the Dropdown Credit Facility at December 31, 2016. Any change in interest rates would affect cash flows, but not the fair value of the debt we incur under our Revolving Credit Facility. We currently do not use interest rate swaps to manage our exposure to interest rate risk; however, we continue to monitor the market and our exposure, and may in the future enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations. There were no borrowings outstanding under the Dropdown Credit Facility and $330 million borrowings outstanding under the Revolving Credit Facility as of December 31, 2016.

December 31, 2016 | 63

FINANCIAL STATEMENTS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Tesoro Logistics GP, LLC and
Unitholders of Tesoro Logistics LP

We have audited the accompanying consolidated balance sheets of Tesoro Logistics LP as of December 31, 2016 and 2015, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tesoro Logistics LP at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tesoro Logistics LP’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
February 21, 2017

64 | Tesoro Logistics LP

FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

		Years Ended December 31,
	Note	2016 (a)	2015 (a)	2014 (a)
		(In millions, except per unit amounts)
Revenues
Affiliate	3	$715	$615	$497
Third-party		505	497	103
Total Revenues		1,220	1,112	600
Costs and Expenses:
Operating expenses		471	468	324
Imbalance settlement gains, net and reimbursements		(27)	(40)	(43)
General and administrative expenses		95	103	74
Depreciation and amortization expenses		190	187	85
Loss (gain) on asset disposals and impairments		4	1	(4)
Operating Income		487	393	164
Interest and financing costs, net		(191)	(150)	(109)
Equity in earnings of equity method investments	6	13	7	1
Other Income, net		6	—	—
Earnings Before Income Taxes		315	250	56
Income tax expense		—	1	—
Net Earnings		$315	$249	$56

Loss attributable to Predecessors		$24	$43	$46
Net earnings attributable to noncontrolling interest		—	(20)	(3)
Net earnings attributable to partners		339	272	99
General partner’s interest in net earnings, including incentive distribution rights		(152)	(73)	(43)
Limited partners’ interest in net earnings		$187	$199	$56

Net earnings per limited partner unit:
Common - basic		$1.87	$2.33	$0.96
Common - diluted		$1.87	$2.33	$0.96
Subordinated - basic and diluted		$—	$—	$0.62

Weighted average limited partner units outstanding:
Common units - basic		98.2	84.7	54.2
Common units - diluted		98.2	84.8	54.2
Subordinated units - basic and diluted		—	—	5.6

Cash distributions paid per unit		$3.3070	$2.8350	$2.4125

(a)	All periods include the historical results of the Predecessors. See Notes 1 and 2 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2016 | 65

FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONSOLIDATED BALANCE SHEETS

		December 31,
	Note	2016	2015 (a)
		(In millions, except unit amounts)
ASSETS
Current Assets
Cash and cash equivalents		$688	$16
Receivables, net of allowance for doubtful accounts
Trade		129	139
Affiliate		101	85
Prepayments and other current assets		20	12
Total Current Assets		938	252
Property, Plant, and Equipment, Net	4	3,444	3,681
Acquired Intangibles, Net	5	947	976
Goodwill	5	117	130
Equity Method Investments	6	337	58
Other Noncurrent Assets, Net		77	34
Total Assets		$5,860	$5,131

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Trade		$69	$106
Affiliate		56	48
Accrued interest and financing costs		42	31
Other current liabilities	7	45	61
Total Current Liabilities		212	246
Debt, Net of Unamortized Issuance Costs	8	4,053	2,844
Other Noncurrent Liabilities		53	58
Total Liabilities		4,318	3,148
Commitments and Contingencies	10
Equity
Equity of Predecessors		—	205
Common unitholders: 102,981,495 units issued and outstanding (93,478,326 in 2015)		1,608	1,707
General partner: 2,100,900 units issued and outstanding (1,900,515 in 2015)		(66)	(13)
Noncontrolling interest		—	84
Total Equity	11	1,542	1,983
Total Liabilities and Equity		$5,860	$5,131

(a)	Adjusted to include the historical results of the Predecessors. See Notes 1 and 2 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

66 | Tesoro Logistics LP

FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

	Equity of Predecessors (a)	Partnership			Non-controlling Interest	Total
		Common	Subordinated	General Partner
	(In millions)
Balance at December 31, 2013	$189	$459	$(161)	$(53)	$—	$434
Sponsor contributions of equity to the Predecessors	53	—	—	—	—	53
Loss attributable to Predecessors	(46)	—	—	—	—	(46)
Net liabilities not assumed by Tesoro Logistics LP	1	—	—	—	—	1
Allocation of net assets acquired by the unitholders	(29)	28	—	1	—	—
Equity offering, net of issuance costs	—	1,449	—	29	—	1,478
Quarterly distributions to unitholders and general partner	—	(131)	(17)	(35)	—	(183)
Subordinated unit conversion	—	(165)	165	—	—	—
Distributions to unitholders and general partner related to acquisitions	—	(237)	—	(6)	—	(243)
Contributions	—	27	—	2	—	29
Net earnings excluding loss attributable to Predecessors	—	43	13	43	3	102
Noncontrolling interest acquired	—	—	—	—	432	432
Other	—	1	—	—	—	1
Balance at December 31, 2014	$168	$1,474	$—	$(19)	$435	$2,058
Sponsor contributions of equity to the Predecessors	116	—	—	—	—	116
Loss attributable to Predecessors	(43)	—	—	—	—	(43)
Net liabilities not assumed by Tesoro Logistics LP	3	—	—	—	—	3
Allocation of net assets acquired by the unitholders	(39)	37	—	2	—	—
Equity offering, net of issuance costs	—	95	—	4	—	99
Quarterly distributions to unitholders and general partner	—	(240)	—	(68)	(22)	(330)
Distributions to unitholders and general partner related to acquisitions	—	(235)	—	(15)	—	(250)
Contributions	—	22	—	10	—	32
Net earnings excluding loss attributable to Predecessors	—	199	—	73	20	292
QEPM Merger	—	351	—	—	(351)	—
Other	—	4	—	—	2	6
Balance at December 31, 2015	$205	$1,707	$—	$(13)	$84	$1,983
Sponsor contributions of equity to the Predecessors	119	—	—	—	—	119
Loss attributable to Predecessors	(24)	—	—	—	—	(24)
Net liabilities not assumed by Tesoro Logistics LP	22	—	—	—	—	22
Allocation of net assets acquired by the unitholders	(322)	310	—	12	—	—
Equity offering under ATM Program, net of issuance costs	—	71	—	—	—	71
Proceeds from issuance of units, net of issuance costs	—	293	—	—	—	293
Effect of deconsolidation of RGS	—	—	—	—	(84)	(84)
Quarterly distributions to unitholders and general partner	—	(324)	—	(137)	—	(461)
Distributions to unitholders and general partner related to acquisitions	—	(679)	—	(86)	—	(765)
Contributions	—	39	—	3	—	42
Net earnings excluding loss attributable to Predecessors	—	187	—	152	—	339
Other	—	4	—	3	—	7
Balance at December 31, 2016	$—	$1,608	$—	$(66)	$—	$1,542

(a)	Adjusted to include the historical results of the Predecessors. See Notes 1 and 2 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2016 | 67

FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016 (a)	2015 (a)	2014 (a)
	(In millions)
Cash Flows From (Used In) Operating Activities:
Net earnings	$315	$249	$56
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expenses	190	187	85
Amortization of debt issuance costs	9	8	6
Unit-based compensation expense	6	6	2
Equity in earnings of equity method investments, net of distributions	16	3	(1)
Other non-cash operating activities	6	2	4
Changes in receivables	(9)	(21)	(8)
Changes in other current assets	(5)	(9)	10
Changes in current liabilities	(22)	(6)	9
Changes in other noncurrent assets and liabilities	(8)	17	2
Net cash from operating activities	498	436	165
Cash Flows From (Used In) Investing Activities:
Capital expenditures	(260)	(383)	(221)
Acquisitions, net of cash acquired	(30)	(6)	(2,479)
Deposits for acquisitions	(33)	—	—
Other investing activities	5	—	10
Net cash used in investing activities	(318)	(389)	(2,690)
Cash Flows From (Used In) Financing Activities:
Proceeds from debt offering	1,451	250	1,300
Proceeds from issuance of common units, net of issuance costs	364	95	1,449
Proceeds from issuance of general partner units, net of issuance costs	—	4	29
Quarterly distributions to common and subordinated unitholders	(324)	(240)	(148)
Quarterly distributions to general partner	(137)	(68)	(35)
Distributions to noncontrolling interest	—	(22)	—
Distributions in connection with acquisitions from Tesoro	(760)	(250)	(243)
Borrowings under revolving credit agreements	1,451	476	646
Repayments under revolving credit agreements	(1,426)	(431)	(386)
Repayments of long-term debt including capital leases	(251)	—	(130)
Sponsor contributions of equity to the Predecessors	119	116	53
Financing costs	(7)	—	(21)
Payments of debt issuance costs	(21)	(2)	(19)
Contribution from general partner	4	—	8
Capital contributions by affiliate	29	22	18
Net cash from (used in) financing activities	492	(50)	2,521
Increase (Decrease) in Cash and Cash Equivalents	672	(3)	(4)
Cash and Cash Equivalents, Beginning of Year	16	19	23
Cash and Cash Equivalents, End of Year	$688	$16	$19

(a)	Adjusted to include the historical results of the Predecessors. See Notes 1 and 2 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

68 | Tesoro Logistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Our logistics assets are integral to the success of Tesoro’s refining and marketing operations and are used to gather crude oil and to distribute, transport and store crude oil and refined products. We are a full-service logistics company operating primarily in the western and mid-continent regions of the United States. We own and operate a network of crude oil, refined products and natural gas pipelines as well as operate crude oil and refined products truck and marine terminals and provide crude oil and refined product storage capacity. In addition, we own and operate natural gas processing and fractionation complexes. Our assets are categorized into a Gathering segment, a Processing segment and a Terminalling and Transportation segment.

We generate revenue by charging fees for gathering crude oil and natural gas, for processing natural gas, for terminalling, transporting and storing crude oil, and refined products. We are generally not directly exposed to commodity price risk with respect to any of the crude oil, natural gas, NGLs or refined products that we handle, as part of our normal operations. However, we may be subject to nominal commodity risk exposure due to pipeline loss allowance provisions in many of our pipeline gathering and transportation contracts and a nominal amount of condensate retained as part of our natural gas gathering services. For the NGLs that we handle under keep-whole agreements, the Partnership has a fee-based processing agreement with Tesoro which minimizes the impact of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. We do not engage in the trading of crude oil, natural gas, NGLs or refined products; therefore we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customers’ operations. In the years ended December 31, 2016, 2015 and 2014, 59%, 55% and 83% of our revenue was derived from Tesoro primarily under various long-term, fee-based commercial agreements that generally include minimum volume commitments. QEP Resources accounted for 13% and 16% of our total revenues in the years ended December 31, 2016 and 2015, respectively.

Our Gathering segment includes crude oil and natural gas pipeline gathering systems in the Bakken Shale/Williston Basin area of North Dakota and Montana (the “Bakken Region”) and the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming (the “Rockies Region”). Our Processing segment consists of gas processing and fractionation complexes. Our Terminalling and Transportation segment consists of the Northwest Products Pipeline, which includes a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a jet fuel pipeline to the Salt Lake City International Airport; a regulated common carrier refined products pipeline system connecting Tesoro’s Kenai refinery to our terminals in Anchorage, Alaska; tankage and related equipment at Tesoro’s Kenai refinery; and crude oil and refined products terminals and storage facilities in the western and midwestern U.S.; marine terminals in California; a rail-car unloading facility in Washington; a petroleum coke handling and storage facility in Los Angeles; and other pipelines, which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City and Los Angeles.

PRINCIPLES OF CONSOLIDATED AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of TLLP and its subsidiaries. All intercompany accounts and transactions have been eliminated. We have evaluated subsequent events through the filing of this Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our financial statements.

December 31, 2016 | 69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2016, 2015 and 2014, we entered into various transactions with Tesoro and our general partner, TLGP, pursuant to which TLLP acquired from Tesoro the following:

•
tankage, refined product storage, marine terminal terminalling and storage assets, pipelines, causeway and ancillary equipment located in Martinez, California (the “Northern California Terminalling and Storage Assets”) effective November 21, 2016;

•
all of the limited liability company interests in Tesoro Alaska Terminals, LLC, tankage, bulk tank farm, a truck rack and rail-loading facility, terminalling and other storage assets located in Kenai, Anchorage and Fairbanks, Alaska (the “Alaska Storage and Terminalling Assets”) completed in two stages on July 1, 2016 and September 16, 2016;

•
a crude oil and refined products storage tank facility located at Tesoro’s Los Angeles refinery and a 50% fee interest in a pipeline that transports jet fuel from Tesoro’s Los Angeles refinery to the Los Angeles International Airport (the “Los Angeles Storage and Handling Assets”) effective November 12, 2015; and

•
truck terminals, storage tanks, rail loading and unloading facilities and a refined products pipeline (the “West Coast Logistics Assets”) effective July 1, 2014, for the terminals, storage tanks and rail facilities and effective September 30, 2014, for the refined products pipeline (the “West Coast Logistics Assets Acquisition”).

These transactions are collectively referred to as “Acquisitions from Tesoro” and the related assets, liabilities and results of the operations are collectively referred to as the “Predecessors.”

The Acquisitions from Tesoro were transfers between entities under common control. As an entity under common control with Tesoro, we record the assets that we acquire from Tesoro on our consolidated balance sheet at Tesoro’s historical basis instead of fair value. Transfers of businesses between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior periods are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of TLLP have been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition. See Note 2 for additional information regarding the 2016 and 2015 acquisitions.

The accompanying financial statements and related notes present the combined financial position, results of operations, cash flows and equity of our Predecessors at historical cost. The financial statements of our Predecessors have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment, except for the Regulatory Commission of Alaska (“RCA”) tariffs charged to Tesoro on the refined products pipeline included in the acquisition of the West Coast Logistics Assets. Accordingly, the revenues in our Predecessors’ historical combined financial statements relate only to amounts received from third parties for these services and amounts received from affiliates with respect to transportation regulated by the RCA for the refined products pipeline included in the West Coast Logistics Assets Acquisition.

USE OF ESTIMATES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses reported and presented as of and for the periods ended. We review our estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

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

70 | Tesoro Logistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECEIVABLES

A portion of the Partnership’s accounts receivable is due from Tesoro. Credit for non-affiliated customers is extended based on an evaluation of each customer’s financial condition and in certain circumstances, collateral, such as letters of credit or guarantees, is required. Our allowance for doubtful accounts is based on various factors including current sales amounts, historical charge-offs and specific accounts identified as high risk. After reasonable efforts to collect the amounts have been exhausted, balances are deemed uncollectible and are charged against the allowance for doubtful accounts. Write-offs were immaterial in 2016, 2015 and 2014. The Company does not have any off-balance-sheet credit exposure related to its customers.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. We capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect construction costs include general engineering and other allocated employee costs. Costs, including complete asset replacements and enhancements or upgrades that increase the original efficiency, productivity or capacity of property, plant and equipment, are also capitalized. The costs of repairs, minor replacements and maintenance projects that do not increase the original efficiency, productivity or capacity of property, plant and equipment are expensed as incurred. We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $5 million, $9 million and $6 million during 2016, 2015 and 2014, respectively, and is recorded as a reduction to net interest and financing costs in our consolidated statements of operations.

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

ASSET RETIREMENT OBLIGATIONS. We record asset retirement obligations (“AROs”) at fair value in the period in which we have a legal obligation to incur costs, whether by government action or contractual arrangement, to retire a tangible asset and can make a reasonable estimate of the fair value of the liability. AROs are calculated based on the present value of the estimated removal and other closure costs using our credit-adjusted risk-free rate given an estimated settlement date for the obligation. We estimate settlement dates by considering our past practice, industry practice, management’s intent and estimated economic lives. AROs included in our consolidated balance sheets were $9 million and $12 million at December 31, 2016 and 2015, respectively.

ACQUIRED INTANGIBLES AND GOODWILL

Acquired intangibles are recorded at fair value as of the date acquired and consist of customer relationships obtained in connection with the acquisition all of the limited liability company interests of QEP Field Services, LLC, (the “Rockies Natural Gas Business Acquisition”). The value for the identified customer relationships consists of cash flow expected from existing contracts and future arrangements from the existing customer base. We amortize acquired intangibles with finite lives on a straight-line basis over an estimated weighted average useful life of 35 years and we include the amortization in depreciation and amortization expenses on our consolidated statements of operations.

Goodwill represents the amount the purchase price exceeds the fair value of net assets acquired in a business combination. We do not amortize goodwill or indefinite-lived intangible assets. The goodwill recorded for the Rockies Natural Gas Business represents future organic growth opportunities, anticipated synergies and intangible assets that did not qualify for separate recognition. We are required, however, to review goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in business circumstances indicate the book value of the assets may not be recoverable. In such circumstances, we record the impairment in loss on asset disposals and impairments in our consolidated statements of operations. We review the recorded value of goodwill for impairment on November 1st of each year, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value using qualitative and/or quantitative assessments at the reporting level. There were no impairments of goodwill during the years ended December 31, 2016, 2015 and 2014.

December 31, 2016 | 71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INVESTMENTS IN EQUITY METHOD INVESTMENTS

For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of control over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Amounts recognized for equity method investments are included in equity method investments in our consolidated balance sheet and adjusted for our shares of the net earnings and losses of the investee and cash distributions, which are included in our consolidated statements of operations and our consolidated statements of cash flows. Amounts recognized for earnings in excess of distributions of our equity method investments are included in the operating section of our consolidated statements of cash flows. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. A loss is recorded in earnings in the current period to write down the carrying value of the investment to fair value if a decline in the value of an equity method investment is determined to be other than temporary.

The principal equity method investments and TLLP’s ownership percentage as of December 31, 2016 were Rendezvous Gas Services, L.L.C. (“RGS”), in which we own a 78% ownership interest, Three Rivers Gathering, L.L.C. (“TRG”), in which we own a 50% ownership interest, and Uintah Basin Field Services, L.L.C. (“UBFS”), in which we own a 38% ownership interest. All entities are limited liability companies engaged in gathering and compressing natural gas.

FINANCIAL INSTRUMENTS

Financial instruments including cash and cash equivalents, receivables, accounts payable and accrued liabilities are recorded at their carrying value. We believe the carrying value of these financial instruments approximates fair value. Our fair value assessment incorporates a variety of considerations, including:

•	the short term duration of the instruments (less than two percent for both our trade payables and third-party receivables have been outstanding for greater than 90 days); and

•	the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

The evaluation of our third-party receivables with a short-term duration excludes amounts that are greater than 90 days related to XTO Energy Inc.’s (“XTO”) legal dispute with QEP Field Services, LLC (“QEPFS”). See further discussion regarding the XTO litigation in Note 10.

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of our debt were approximately $4.1 billion and $4.3 billion at December 31, 2016, respectively, and were approximately $2.9 billion and $2.8 billion at December 31, 2015, respectively. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

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

72 | Tesoro Logistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CONTINGENCIES

ENVIRONMENTAL MATTERS. We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. Our environmental liabilities are estimates using internal and third-party assessments and available information to date. It is possible these estimates will change as additional information becomes available.

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

LEGAL MATTERS. In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations. These matters may involve large or unspecified damages or penalties that may be sought from us and may require years to resolve. We record a liability related to a loss contingency attributable to such legal matters in other current liabilities or other noncurrent liabilities on our consolidated balance sheets, depending on the classification as current or noncurrent if we determine the loss to be both probable and estimable. The liability is recorded for an amount that is management’s best estimate of the loss, or when a best estimate cannot be made, the minimum loss amount of a range of possible outcomes.

ACQUISITIONS

We use the acquisition method of accounting for the recognition of assets acquired and liabilities assumed with acquisitions at their estimated fair values as of the date of acquisition, with the exception of the Acquisitions from Tesoro. As an entity under common control with Tesoro, we record the assets that we acquire from Tesoro on our consolidated balance sheet at Tesoro’s historical basis instead of fair value. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired from third parties is recorded as goodwill. While we use our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for the acquisitions will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Our acquisitions are discussed further in Note 2.

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

December 31, 2016 | 73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The only historic revenues reflected in the financial statements of our Predecessors are amounts received from third-party use of our pipelines and terminals, and amounts received from Tesoro with respect to transportation regulated by the RCA on the refined products pipeline included in the West Coast Logistics Assets Acquisition. Tesoro was not charged fees for services rendered with respect to any terminalling, storage or pipeline transportation services, except as described above, prior to the Acquisitions from Tesoro, as the respective assets were operated as a component of Tesoro’s petroleum refining and marketing businesses.

The Partnership has several streams of revenue. Revenues are recognized as products are shipped through our pipelines and terminals. Billings to customers for obligations under their quarterly minimum revenue commitments (shortfall payments) are recorded as deferred revenue when they have the right and physical ability to receive future services for these billings. Some of our fee-based agreements provide for fixed demand charges, which are recognized as revenue pursuant to the contract terms. Revenue associated with shortfall payments is recognized at the earlier of (i) the customer receiving the services provided by these billings, (ii) the expiration of the period in which the customer is contractually allowed to receive the services, (iii) the determination that future services will not be required.

REIMBURSEMENTS

Pursuant to the Third Amended and Restated Omnibus Agreement (“Amended Omnibus Agreement”) and Carson Assets Indemnity Agreement, Tesoro reimburses the Partnership for pressure testing, required repairs and maintenance identified as a result of the first inspection of certain pipeline and tank assets subsequent to the Acquisitions from Tesoro, as well as maintenance projects identified in the Amended Omnibus Agreement for which the costs were not known at the date of the Acquisitions from Tesoro. These amounts are recorded as a reduction to operating expense within the category labeled imbalance settlement gains, net and reimbursements during the period the costs are incurred and were $17 million, $34 million and $26 million for the years ended December 31, 2016, 2015 and 2014, respectively.

In addition, Tesoro reimburses the Partnership for capital projects identified in the Amended Omnibus Agreement. These amounts are recorded as a capital contribution by affiliate and were $29 million, $22 million and $18 million for the years ended December 31, 2016, 2015 and 2014, respectively.

IMBALANCES

We experience volume gains and losses, which we sometimes refer to as imbalances, within our pipelines, terminals and storage facilities due to pressure and temperature changes, evaporation and variances in meter readings and in other measurement methods. On our crude oil gathering and transportation system in North Dakota and Montana (the “High Plains System”), we retain 0.20% of the crude oil shipped on our owned and operated common carrier pipelines in North Dakota and Montana and we bear any crude oil volume losses in excess of that amount. Under the Second Amended and Restated Master Terminalling Service Agreement with Tesoro, we retain 0.25% of the refined products we handle at certain of our terminals for Tesoro, and bear any refined product volume losses in excess of that amount. The value of any crude oil or refined product imbalance settlements resulting from these tariffs or contractual provisions is determined by using the monthly average market prices for the applicable commodity, less a specified discount. The Partnership measures volume losses annually for the terminals and pipelines in the Northwest Products System. We retain 0.125% of the distillates and 0.25% of the other refined products we handle at our terminals on the Northwest Products System and we bear any refined product volume losses in excess of those amounts. The value of any refined product losses is determined by using the annual average market price for the applicable commodity. Any settlements under tariffs or contractual provisions where we bear any crude oil or refined product volume losses in excess of amounts specified reduce our operating expenses in the period in which they are realized, to the extent they are within the loss allowance, and increase our operating expenses in such period to the extent they exceed the loss allowance. For all of other terminals, and under our other commercial agreements with Tesoro, we have no obligation to measure volume losses and have no liability for physical losses.

The consolidated balance sheets also include offsetting natural gas imbalance receivables or payables resulting from differences in gas volumes received by customers and gas volumes delivered to interstate pipelines. Natural gas volumes owed to or by TLLP that are subject to tariffs are valued at market index prices, as of the balance sheet dates, and are subject to cash settlement procedures. Other natural gas volumes owed to or by TLLP are valued at the our weighted average cost of natural gas as of the balance sheet dates and are settled in-kind.

74 | Tesoro Logistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNIT-BASED COMPENSATION

Our general partner provides unit-based compensation to officers and non-employee directors for the Partnership, which includes service and performance phantom unit awards. The fair value of our service phantom unit awards on the date of grant is equal to the market price of our common units. We estimate the grant date fair value of performance phantom unit awards using a Monte Carlo simulation at the inception of the award. We amortize the fair value over the vesting period using the straight-line method. The phantom unit awards are settled in TLLP common units. Expenses related to unit-based compensation are included in general and administrative expenses in our consolidated statements of operations. Total unit-based compensation expense totaled $6 million for both the years ended December 31, 2016 and 2015 and $2 million for the year ended December 31, 2014. During 2016, the long term incentive plan was amended and restated to make available an additional 1,000,000 common units for unit-based awards and to make certain other administrative changes to the plan document. The Partnership had 1,085,464 units available for future grants under the long term incentive plan at December 31, 2016.

NET EARNINGS PER LIMITED PARTNER UNIT

We use the two-class method when calculating the net earnings per unit applicable to limited partners, because we have more than one participating security. At December 31, 2016, our participating securities consist of common units, general partner units and incentive distribution rights (“IDRs”). Net earnings attributable to the Partnership is allocated between the limited and general partners in accordance with our partnership agreement. We base our calculation of net earnings per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period.

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

NEW ACCOUNTING STANDARDS AND DISCLOSURES

REVENUE RECOGNITION. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), and has since amended the standard with ASU 2015-14, “Revenue From Contracts with Customers: Deferral of the Effective Date,” ASU 2016-08, ”Revenue From Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Revenue From Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.” These standards replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers. We are required to adopt ASU 2014-09 on January 1, 2018.

We have been and continue to evaluate the impact of the standard’s revenue recognition model on our contracts with customers in the gathering, processing and terminalling and transportation segments. While we have made substantial progress in our review and documentation of the impact of the standard on our revenue agreements, we continue to assess the impact in certain other areas where industry consensus continues to be formed such as agreements with terms that include non-cash consideration, contributions in aid of construction, and tiered pricing structures. At this time, we are unable to estimate the full impact of the standard until the industry reaches a consensus on certain industry specific issues.

We are currently in the early stages of our implementation plan and are evaluating the impact of the standard on our business processes, accounting systems, controls and financial statement disclosures. We preliminarily expect to transition to the new standard under the modified retrospective transition method, whereby a cumulative effect adjustment is recognized upon adoption and the guidance is applied prospectively.

CONSOLIDATION. In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. We adopted this guidance using the modified retrospective approach as of January 1, 2016 and performed the required reassessments outlined by the guidance. For further information on the results of the reassessments, refer to Note 6, Investments - Equity Method and Joint Ventures.

December 31, 2016 | 75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LEASES. In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which amends existing accounting standards for lease accounting and adds additional disclosures about leasing arrangements. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either a finance lease or operating lease with the classification affecting the pattern of expense recognition in the income statement and presentation of the cash flows in the statement of cash flows. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and modified retrospective application is required. We are still evaluating the impact of ASU 2016-02 on our financial statements.

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

CREDIT LOSSES. In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which amends guidance on the impairment of financial instruments. The ASU estimates credit losses based on expected losses, modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those annual reporting periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2018. While we are still evaluating the impact of ASU 2016-13, we do not expect the adoption of this standard to have a material impact on our financial statements.

STATEMENT OF CASH FLOWS. In August 2016, the FASB issued ASU 2016-15, “Clarification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. We early adopted this standard retrospectively as of December 31, 2016, which had an immaterial impact on our financial statements.

DEFINITION OF A BUSINESS. In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), which revises the definition of a business and assists in the evaluation of when a set of transferred assets and activities is a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017, and should be applied prospectively on or after the effective date. Early adoption is permitted under certain circumstances. At this time, we are evaluating the potential impact of this standard on our financial statements.

76 | Tesoro Logistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITIONS

ACQUISITIONS FROM TESORO

NORTHERN CALIFORNIA TERMINALLING AND STORAGE ASSETS. Effective November 21, 2016, the Partnership acquired certain terminalling and storage assets located in Martinez, California from subsidiaries of Tesoro for a total consideration of $400 million, comprised of $360 million in cash financed with borrowings under our secured dropdown credit facility (the “Dropdown Credit Facility”), and the issuance of equity securities of the Partnership with a fair value of approximately $40 million. The Northern California Terminalling and Storage Assets include crude oil, feedstock, and refined product storage capacity at Tesoro’s Martinez Refinery along with the Avon marine terminal capable of handling feedstock and refined product throughput. The equity consideration was comprised of 860,933 units in the form of common units and 17,570 units in the form of general partner units.

ALASKA STORAGE AND TERMINALLING ASSETS. Effective July 1, 2016, the Partnership entered into an agreement to purchase certain terminalling and storage assets owned by Tesoro for total consideration of $444 million and was completed in two phases. On July 1, 2016, the Partnership completed the acquisition of the first phase consisting of tankage, related equipment and ancillary facilities used for the operations at Tesoro’s Kenai Refinery. The second phase was completed on September 16, 2016 and consisted of refined product terminals in Anchorage and Fairbanks. Consideration paid for the first phase was $266 million, comprised of approximately $240 million in cash, financed with borrowings under the Dropdown Credit Facility, and the issuance of 162,375 general partner units and 390,282 common units to Tesoro with a combined fair value of $26 million. Consideration paid for the second phase was $178 million, comprised of approximately $160 million in cash, financed with borrowings under the Dropdown Credit Facility, and the issuance of 20,440 general partner units and 358,712 common units to Tesoro with a combined fair value of $18 million.

LA STORAGE AND HANDLING ASSETS. On November 12, 2015, the Partnership purchased crude oil and refined product storage and pipeline assets in Los Angeles, California owned by subsidiaries of Tesoro Corporation, for a total consideration of $500 million. The Partnership acquired crude oil, feedstock, and refined product storage tank facility and a 50% fee interest in a 16-mile pipeline that transports jet fuel from Tesoro’s Los Angeles refinery to the Los Angeles International Airport. The acquisition price of $500 million included cash of approximately $250 million, funded in part from the unsecured term loan facility (the “Unsecured Term Loan Facility”), and the issuance of common and general partner units to Tesoro, valued at approximately $250 million.

WEST COAST LOGISTICS ASSETS. On June 23, 2014, we entered into an agreement with Tesoro to acquire certain terminalling and pipeline assets owned by Tesoro and two of its subsidiaries, Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC for total consideration of $270 million and was completed in two stages. The operations of the West Coast Logistics Assets are included in our Terminalling and Transportation segment. On July 1, 2014, the Partnership completed the acquisition of the first phase of the West Coast Logistics Assets in exchange for consideration of $241 million, comprised of approximately $214 million in cash, financed with borrowings on our secured revolving credit facility (the “Revolving Credit Facility”), the issuance of equity to Tesoro with a fair value of $27 million. The equity was comprised of 370,843 common units and 8,856 general partner units. The second phase was completed on September 30, 2014, upon receiving the required regulatory approval from the RCA, for cash consideration of $29 million, which was financed with borrowings on our Revolving Credit Facility. The assets consist of all of Tesoro’s membership interests in Tesoro Alaska Pipeline Company LLC, a wholly-owned subsidiary of Tesoro, which owns a refined products pipeline connecting Tesoro’s Kenai refinery to our terminals in Anchorage, Alaska.

In connection with all of the acquisitions above, Tesoro and TLLP entered into long-term, fee-based storage and throughput and use agreements. See Note 3 for additional information regarding commercial agreements and amendments to other agreements with related parties in connection with the acquisitions.

December 31, 2016 | 77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER ACQUISITIONS

NORTH DAKOTA GATHERING AND PROCESSING ASSETS. On November 21, 2016, the Partnership agreed to acquire crude oil, natural gas and produced water gathering systems and two natural gas processing facilities from Whiting Oil and Gas Corporation, GBK Investments, LLC and WBI Energy Midstream, LLC for total consideration of approximately $700 million funded with cash on-hand, which included the borrowings under our Revolving Credit Facility. The North Dakota Gathering and Processing Assets include crude oil, natural gas, and produced water gathering pipelines, natural gas processing and fractionation capacity in the Sanish and Pronghorn fields of the Williston Basin in North Dakota. The acquisition, which was subject to customary closing conditions including regulatory approval, closed January 1, 2017. Given the acquisition date, it was impracticable to provide an initial estimate of the fair value of identifiable assets acquired, residual goodwill or pro forma information. We expect to provide disclosures of the preliminary fair value of identified assets acquired and pro forma information, if material, in our interim condensed consolidated financial statements for the period ending March 31, 2017.

ROCKIES NATURAL GAS BUSINESS. On December 2, 2014, the Partnership acquired all of the limited liability company interests of QEPFS for an aggregate purchase price of approximately $2.5 billion, which includes environmental obligations, existing legal obligations and $230 million QEPM debt. QEPFS is the direct or indirect owner of assets related to, and entities engaged in, natural gas gathering, transportation and processing in or around the Green River Basin located in Wyoming and Colorado, the Uinta Basin located in eastern Utah, and the portion of the Williston Basin located in North Dakota. During 2015, TLLP recorded measurement period adjustments, which reduced goodwill by $34 million, after obtaining additional information regarding, among other things, asset valuations and liabilities assumed.

On July 22, 2015, TLLP and QEPM completed the transaction in which TLLP Merger Sub LLC merged with and into QEPM, with QEPM surviving the merger as a wholly-owned subsidiary of TLLP (the “QEPM Merger”). TLLP issued additional TLLP Common Units to QEPM unitholders as a result of the QEPM Merger. There was no impact to the purchase price allocation as a result of the QEPM Merger.

During the years ended December 31, 2015 and 2014, we incurred transaction costs of $2 million and $33 million, respectively, related to the Rockies Natural Gas Business Acquisition directly attributable to the transaction. These costs are included in general and administrative expenses and interest and financing costs, net in our consolidated statements of operations.

The unaudited pro forma condensed consolidated results of operations for the year ended December 31, 2014, are provided as if the Rockies Natural Gas Business Acquisition had been completed on January 1, 2014. The unaudited pro forma financial information reflects adjustments to exclude $8 million of nonrecurring accelerated amortization of certain QEPFS deferred issuance costs and the $33 million of transaction costs as a result of the Rockies Natural Gas Business Acquisition for the year ended December 31, 2014. Pro forma revenues, net earnings and net earnings attributable to partners were $936 million, $101 million and $106 million, respectively, for the year ended December 31, 2014. Pro forma basic and diluted net earnings per limited partner unit were both $0.77 per common unit and were both $1.13 per subordinated unit for the year ended December 31, 2014.

NOTE 3 – RELATED-PARTY TRANSACTIONS

COMMERCIAL AGREEMENTS

The Partnership has various long-term, fee-based commercial agreements with Tesoro, under which we provide pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products. If, in any calendar month, Tesoro fails to meet its minimum volume commitments under these agreements, it will be required to pay us a shortfall payment. These shortfall payments may be applied as a credit against any amounts due above their minimum volume commitments for up to three months after the shortfall occurs. Each of these agreements has fees that are indexed annually for inflation or, in certain circumstances, allows for a quarterly rate adjustment based on a comparison of competitive rates.

78 | Tesoro Logistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCIAL AGREEMENTS WITH TESORO

				Termination Provisions
Commercial Agreement	Initiation Date	Term	Renewals	Refinery Shutdown Notice Period (a)	Force Majeure
Transportation Agreement (High Plains System)	April 2011	10	2 x 5 years	12 months	TLLP can declare (unilateral)
Second Amended and Restated Master Terminalling Agreement	April 2011	10	2 x 5 years
Stockton Minimum Throughput Commitment (MTA supplement)	April 2011	10	2 x 5 years
Salt Lake City Storage Agreement	April 2011	10	2 x 5 years
Amended and Restated Transportation Services Agreement	April 2011	10	2 x 5 years
Amorco Terminal Use and Throughput Agreement (Martinez Marine)	April 2012	10	2 x 5 years
Amended Anacortes Track Use and Throughput Agreement	November 2012	10	2 x 5 years	N/A
Terminalling Services Agreement for Northwest Products System	June 2013	1	Year to year
Southern California Terminalling Services Agreement	June 2013	10	2 x 5 years
Carson Storage Services Agreement Amended	June 2013	10	2 x 5 years
Southern California Dedicated Storage Agreement	June 2013	10	2 x 5 years
Long Beach Storage Services Agreement	December 2013	10	2 x 5 years
Carson Coke Handling Service Agreement	December 2013	10	2 x 5 years
Long Beach Throughput Agreement (b)	December 2013	10	2 x 5 years
Transportation Services Agreement (SoCal Pipelines)	December 2013	10	2 x 5 years
Amended and Restated Long Beach Berth Access Use and Throughput Agreement	December 2013	10	2 x 5 years
BASH Storage - TRMC Tanks	April 2014	5	2 x 5 years
Terminalling Services Agreement - Martinez	July 2014	10	2 x 5 years
Terminalling Services Agreement - Nikiski	July 2014	10	2 x 5 years
Storage Services Agreement - Anacortes	July 2014	10	2 x 5 years
Martinez Dedicated LPG Storage Agreement	July 2014	10	2 x 5 years
THPP Reversal Open Season Northbound Commitment	September 2014	7	None
Tesoro Alaska Pipeline Throughput Agreement	September 2014	10	2 x 5 years
Transportation Services Agreement (LAR Short Haul Pipelines)	September 2014	10	2 x 5 years
Keep-Whole Commodity Fee Agreement	December 2014	5	1 year auto	90 days prior to expiration	Bilateral
Terminalling Services Agreement - Anacortes Rack	November 2015	10	2 x 5 years	N/A	TLLP can declare (unilateral)
Carson Tank Farm Storage Agreement	November 2015	10	2 x 5 years
Kenai Storage Services Agreement	July 2016	10	2 x 5 years
Alaska Terminalling Services Agreement	September 2016	10	2 x 5 years
Avon Marine Terminal Operating Agreement	November 2016	Effective date of sublease	None
Martinez Storage Services Agreement	November 2016	10	2 x 5 years
Asphalt and Propane Rack Loading Services Agreement	December 2016	10	2 x 5 years

(a)	Fixed minimum volumes remain in effect during routine turnarounds.

(b)	Agreement gives Tesoro the option to renew for two five-year terms, or Tesoro may modify the term of the agreements to a twenty-year term by providing notice in accordance with each agreement.

We charge fixed fees based on the total storage capacity of our tanks under several of our agreements with Tesoro. We recognized approximately $193 million, $105 million and $83 million of revenue under these agreements where TLLP was considered to be the lessor during the years ended December 31, 2016, 2015 and 2014, respectively. Committed minimum payments for each of the five years following December 31, 2016, are expected to be approximately $260 million to $268 million per year and an aggregate $890 million remaining after 2021.

December 31, 2016 | 79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD AMENDED AND RESTATED OMNIBUS AGREEMENT

The Partnership entered into an omnibus agreement with Tesoro at the closing of the TLLP initial public offering (“Initial Offering”). The agreement has been amended for each of the Acquisitions from Tesoro and was most recently amended on November 21, 2016, in connection with the acquisition of the Martinez Logistics Assets. The amendment increased the annual administrative fee payable by the Partnership to Tesoro under the Amended Omnibus Agreement to approximately $11 million as of December 31, 2016, for the provision of various general and administrative services, including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, certain insurance coverage, administration and other corporate services. In addition, the Partnership reimburses Tesoro for all other direct or allocated costs and expenses incurred by Tesoro or its affiliates on its behalf.

Under the Amended Omnibus Agreement, Tesoro indemnifies us for certain matters, including known environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent acquisitions from Tesoro, with certain exceptions that are covered by the Carson Assets Indemnity Agreement. With respect to assets that we acquired from Tesoro, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of closing. The indemnification under the Initial Offering for unknown environmental matters expired on April 26, 2016. Under the Amended Omnibus Agreement, the aggregate annual deductible for each type of liability (unknown environmental liabilities or title matters) is approximately $1 million as of December 31, 2016, before we are entitled to indemnification in any calendar year in consideration of Initial Offering assets and all subsequent Acquisitions from Tesoro, with the exception of the indemnifications for the acquisition of the six marketing and storage terminal facilities (the “Los Angeles Terminal Assets”) and the acquisition of the remaining logistics assets (the “Los Angeles Logistics Assets”) initially acquired by us as part of the Los Angeles acquisition in Southern California (the “Los Angeles Logistics Assets Acquisition”). In addition, with respect to the assets that we acquired from Tesoro, we have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Initial Offering, and the subsequent Acquisitions from Tesoro, and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities. See Note 10 for additional information regarding the Amended Omnibus Agreement.

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

Under the Carson Assets Indemnity Agreement, Tesoro retained responsibility for remediation of known environmental liabilities due to the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the respective acquisition dates, and has indemnified the Partnership for any losses incurred by the Partnership arising out of those remediation obligations. The indemnification for unknown pre-closing remediation liabilities is limited to five years. However, with respect to Terminal 2 at the Long Beach marine terminal, which was included in the Los Angeles Logistics Assets Acquisition, the indemnification for unknown pre-closing remediation liabilities is limited to ten years. Indemnification of the Los Angeles Terminal Assets’ and the Los Angeles Logistics Assets’ environmental liabilities is not subject to a deductible. See Note 10 for additional information regarding the Carson Assets Indemnity Agreement.

KEEP-WHOLE COMMODITY FEE AGREEMENT

Effective December 2, 2014, following the completion of the Rockies Natural Gas Business Acquisition, we began processing gas for certain producers under keep-whole processing agreements. Under a keep-whole agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. The operating margin for these contracts is typically determined by the spread between NGLs sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). At that time, TLLP entered into a five-year agreement with Tesoro, which transfers the commodity risk exposure associated with these keep-whole processing agreements from TLLP to Tesoro (the “Keep-Whole Commodity Agreement”). Under the Keep-Whole Commodity Agreement with Tesoro, Tesoro pays TLLP a processing fee for NGLs related to keep-whole agreements and delivers Shrink Gas to the producers on behalf of TLLP. TLLP pays Tesoro a marketing fee in exchange for assuming the commodity risk.

On February 1, 2016, the parties entered into the First Amendment to the Keep-Whole Commodity Agreement (the “Keep-Whole Amendment”) that adjusted the contract to provide for a tiered pricing structure for different NGL production levels. The

80 | Tesoro Logistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Keep-Whole Amendment continues to provide for annual purchase orders setting forth service fees for the base and incremental volumes; however, the Keep-Whole Amendment provides that the service fees payable for incremental volumes of natural gas liquids above 315,000 gallons per day shall be calculated with reference to the costs of (i) processing, (ii) conditioning, (iii) handling, (iv) fractionation, (v) storage, truck and rail loading at the Blacks Fork Processing Complex, and (vi) pipeline transportation fees on the MAPL Pipeline System and fractionation fees at Mt. Belvieu, Texas for transportation and fractionation services provided to Processors by MAPL, Cedar Bayou Fractionators, and Enterprise Products Partners L.P. for natural gas liquids sold pursuant to the Keep-Whole Commodity Agreement. The pricing for both the base and incremental volumes are subject to revision each year.

SECONDMENT AND LOGISTICS SERVICES AGREEMENT

We entered into the Secondment and Logistics Services Agreement (the “Secondment Agreement”) with Tesoro to govern the provision of seconded employees to or from Tesoro, the Partnership, and its subsidiaries, as applicable. The Secondment Agreement, as amended as recently as November 2016, also governs the use of certain facilities of the parties by the various entities. The services to be provided by such seconded employees, along with the fees for such services, will be provided on the service schedules attached to the Secondment Agreement. Specialized services and the use of various facilities, along with the fees for such services, will be provided for in service orders to be executed by parties requesting and receiving the service. All fees to be paid pursuant to the Secondment Agreement are indexed for inflation. For the years ended December 31, 2016 and 2015, the Partnership charged Tesoro $5 million and $3 million, respectively, and Tesoro charged the Partnership $18 million and $8 million, respectively, pursuant to the agreement.

On December 2, 2014, the General Partner and certain of its indirect subsidiaries entered into Amendment No. 1 to the Secondment Agreement (the “Secondment Agreement Amendment”) with Tesoro, pursuant to which these entities joined as parties to the Secondment Agreement dated July 1, 2014, to provide for the secondment of employees to or from those entities and Tesoro.

On March 31, 2016 and November 21, 2016, the General Partner and certain of its indirect subsidiaries entered in Amendments No. 2 and No. 3, respectively to the Secondment Agreement with Tesoro. Under Amendment No.2, additional parties were added to the agreement. Under Amendment No. 3 the parties agree that either party may provide labor, materials, equipment and supplies to either Tesoro or TLLP, that such work may be provided by third parties under contract with one of the parties to the amendment and that the costs and expenses will be allocated to the parties that receive the benefits of such work.

SUMMARY OF AFFILIATE TRANSACTIONS

SUMMARY OF REVENUE AND EXPENSE TRANSACTIONS WITH TESORO, INCLUDING PREDECESSORS (in millions)

	Years Ended December 31,
	2016	2015	2014
Revenues	$715	$615	$497
Operating expenses	166	135	111
Imbalance settlement gains, net and reimbursements from Tesoro (a)	24	42	43
General and administrative expenses	69	72	39

(a)
Includes net imbalance settlement gains of $7 million, $8 million and $17 million in the years ended December 31, 2016, 2015 and 2014, respectively. Also includes reimbursements primarily related to pressure testing and repairs and maintenance costs pursuant to the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement of $17 million, $34 million and $26 million in the years ended December 31, 2016, 2015 and 2014, respectively.

PREDECESSOR TRANSACTIONS. Related-party transactions of our Predecessors were settled through equity. The balance in receivables and accounts payable from affiliated companies represents the amount owed from or to Tesoro related to certain affiliate transactions. Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment, with the exception of regulatory tariffs charged to Tesoro on the refined products pipeline included in the West Coast Logistics Assets Acquisition.

DISTRIBUTIONS. In accordance with our partnership agreement, our limited and general partner interests are entitled to receive quarterly distributions of available cash. We paid quarterly cash distributions to Tesoro, including IDRs, totaling $245 million, $148 million and $87 million in 2016, 2015 and 2014, respectively. On January 18, 2017, in accordance with our partnership

December 31, 2016 | 81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreement, we announced the declaration of a quarterly cash distribution, based on the results of the fourth quarter of 2016, of $0.91 per unit, of which $77 million was paid to Tesoro on February 14, 2017 based on unitholders of record on February 3, 2017.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT BY SEGMENT (in millions)

	December 31,
	2016	2015
Gathering (a)	$1,406	$1,700
Processing	577	565
Terminalling and Transportation (b)	2,076	1,897
Property, Plant and Equipment, at Cost	4,059	4,162
Accumulated depreciation (a) (b)	(615)	(481)
Property, Plant and Equipment, Net	$3,444	$3,681

(a)
We recognized a decrease of $363 million to net property, plant and equipment as of January 1, 2016, as a result of the deconsolidation of RGS. See Note 6 for further discussion of the deconsolidation of RGS.

(b)
Assets owned by us for which we are the lessor under operating leases were $385 million and $252 million before accumulated depreciation of $111 million and $41 million as of December 31, 2016 and 2015, respectively.

NOTE 5 – ACQUIRED INTANGIBLES AND GOODWILL

ACQUIRED INTANGIBLES

The acquired intangible assets, net of accumulated amortization, was $947 million at December 31, 2016 consisting of customer relationships associated with the natural gas processing and gathering operations from the Rockies Natural Gas Business Acquisition. The value for the identified customer relationships consists of cash flows expected from existing contracts and future arrangements from the existing customer base. Accumulated amortization was $61 million and $32 million at December 31, 2016 and 2015, respectively. Amortization expense of acquired intangible assets was $29 million for both years ended December 31, 2016 and 2015. As of December 31, 2016, amortization expense is expected to be approximately $29 million per year through 2021.

GOODWILL

We had goodwill of $117 million and $130 million at December 31, 2016 and 2015, respectively. The deconsolidation of RGS, as further discussed in Note 6, reduced the Partnership’s consolidated goodwill by approximately $13 million.

For 2016, we elected to perform our annual goodwill impairment using a two-step quantitative assessment process on our goodwill of $117 million. As part of our two-step quantitative goodwill impairment process, we engaged a third party appraisal firm to assist in the determination of estimated fair value. This determination includes estimating the fair value using both the income and market approaches. The income approach requires management to estimate a number of factors, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The determination of the fair value requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, the discount rates, terminal growth rates, and forecasts of revenue, operating income, depreciation and amortization and capital expenditures.

We determined that no impairment charges resulted from our November 1, 2016 goodwill impairment assessments. Furthermore, the fair value tested in step one of the goodwill impairment test exceeded the carrying value such that we were not required to perform step two. There were no impairments of goodwill during the years ended December 31, 2016, 2015 and 2014.

82 | Tesoro Logistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVESTMENTS - EQUITY METHOD AND JOINT VENTURES

For each of the following investments, we have the ability to exercise significant influence over each of these investments through our participation in the management committees, which make all significant decisions. However, since we have equal or proportionate influence over each committee as a joint interest partner and all significant decisions require the consent of the other investor(s) without regard to economic interest, we have determined that these entities should not be consolidated and apply the equity method of accounting with respect to our investments in each entity.

•
RGS. We have a 78% interest in RGS, which owns and operates the infrastructure that transports gas from certain fields to several re-delivery points in southwestern Wyoming, including natural gas processing facilities that are owned by us or a third party. Prior to 2016, we consolidated RGS, however, upon our reassessment performed in conjunction with the adoption of ASU 2015-02 as of January 1, 2016, we determined RGS represented a variable interest entity to us for which we are not the primary beneficiary. Under the limited liability company agreement, we do not have voting rights commensurate with our economic interest due to veto rights available to our partner in RGS. Certain business decisions, including, but not limited to, decisions with respect to significant expenditures or contractual commitments, annual budgets, material financings, dispositions of assets or amending the members’ gas servicing agreements, require unanimous approval of the members.

•
TRG. We own a 50% interest in TRG located in the southeastern Uinta Basin. TRG was formed with Ute Energy to transport natural gas gathered by UBFS and other third-party volumes to gas processing facilities. The Three Rivers Gathering system is primarily supported by long-term, fee-based gas gathering agreements with minimum volume commitments.

•
UBFS. We own a 38% interest in UBFS which owns and operates the natural gas gathering infrastructure located in the southeastern Uinta Basin and is supported by long-term, fee-based gas gathering agreements that contain firm throughput commitments, which generate fees whether or not the capacity is used, and is operated by us.

EQUITY METHOD INVESTMENTS (in millions)

	RGS	TRG		UBFS		Total
Balance at December 31, 2014	$—	$40		$18		$58
Investments	—	3	(c)	—	(c)	3
Equity in earnings	—	5		2		7
Distributions received	—	(6)		(4)		(10)
Balance at December 31, 2015 (a)	—	42		16		58
Effect of deconsolidation (b)	295	—		—		295
Equity in earnings	8	2		3		13
Distributions received	(22)	(4)		(3)		(29)
Balance at December 31, 2016 (a)	$281	$40		$16		$337

(a)
The carrying amount of our investments in RGS, TRG and UBFS exceeded the underlying equity in net assets by $135 million, $16 million and $7 million, respectively, at December 31, 2016. The carrying amount of our investments in TRG and UBFS exceeded the underlying equity in net assets by $17 million and $8 million, respectively, at December 31, 2015. The carrying amounts of our investments that exceed the underlying equity in net assets are amortized over the useful life of the underlying fixed assets and included in equity in earnings (loss).

(b)
We recognized an increase of $295 million to equity method investments as of January 1, 2016 as a result of the deconsolidation of RGS. The carrying amount of our investment in RGS exceeded the underlying equity in net assets by $135 million at December 31, 2016

(c)	Includes the final fair value adjustment resulting from measurement period changes related to TLLP’s Rockies Natural Gas Business in 2015.

December 31, 2016 | 83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OTHER CURRENT LIABILITIES

OTHER CURRENT LIABILITIES (in millions)

	December 31,
	2016	2015
Legal	$—	$21
Accrued environmental liabilities	17	21
Asset retirement obligation	6	1
Other	22	18
Total Other Current Liabilities	$45	$61

NOTE 8 – DEBT

DEBT BALANCE, NET OF UNAMORTIZED ISSUANCE COSTS (in millions)

	December 31,
	2016	2015
Revolving Credit Facility	$330	$305
Dropdown Credit Facility	—	—
Term Loan Facility	—	250
5.500% Senior Notes due 2019	500	500
5.875% Senior Notes due 2020 (a)	470	470
6.125% Senior Notes due 2021 (a)	800	550
6.250% Senior Notes due 2022	800	800
6.375% Senior Notes due 2024	450	—
5.250% Senior Notes due 2025	750	—
Capital lease obligations	9	8
Total Debt	4,109	2,883
Unamortized issuance costs (a)	(55)	(39)
Current maturities, net of unamortized issuance costs	(1)	—
Debt, Net of Current Maturities and Unamortized Issuance Costs	$4,053	$2,844

(a)	Unamortized premiums of $4 million associated with these senior notes are included in unamortized issuance costs at both December 31, 2016 and 2015.

The aggregate maturities of our debt, including the principal payments of our capital lease obligations, for each of the five years following December 31, 2016 are approximately $1 million in 2017 and 2018, $501 million in 2019, $471 million in 2020 and $1.1 billion in 2021.

REVOLVING CREDIT FACILITY AND DROPDOWN CREDIT FACILITY

On January 29, 2016, we amended our existing secured Revolving Credit Facility to revise key terms related to pricing and financial covenants and lowered the aggregate available facility limit from $900 million to $600 million. As a result of this amendment, an immaterial amount of unamortized debt issuance costs were expensed. Additionally on January 29, 2016, we syndicated the $1.0 billion Dropdown Credit Facility. The primary use of proceeds under this facility will be to fund asset acquisitions. The terms, covenants and restrictions under this facility are substantially the same as with our amended secured Revolving Credit Facility. The total aggregate available facility limits for the Revolving Credit Facility and Dropdown Credit Facility totaled $1.6 billion at December 31, 2016. We are allowed to request the loan availability for both the Revolving Credit Facility and the Dropdown Credit Facility be increased up to an aggregate of $2.1 billion, subject to receiving increased commitments from lenders.

Our secured Revolving Credit Facility provided for total loan capacity of $600 million as of December 31, 2016. Borrowings are available under the secured Revolving Credit Facility up to the total loan availability of the facility. Our secured Revolving

84 | Tesoro Logistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our consolidated subsidiaries with the exception of certain non-wholly owned subsidiaries acquired in the Rockies Natural Gas Business acquisition and secured by substantially all of our assets. As of December 31, 2016, there was $330 million in borrowings outstanding under the secured Revolving Credit Facility, which had unused credit availability of $270 million, or 45% the borrowing capacity. The weighted average interest rate for borrowings under our Revolving Credit Facility was 2.76% at December 31, 2016.

As of December 31, 2016, the Dropdown Credit Facility provided for total loan availability of $1.0 billion. We had no borrowings outstanding under the Dropdown Credit Facility, resulting in the full loan availability of the borrowing capacity as of December 31, 2016.

The Revolving Credit Facility and the Dropdown Credit Facility ratably share collateral comprised primarily of our property, plant and equipment and both facilities mature on January 29, 2021. In addition, upon an upgrade of our corporate family rating to investment grade from either Moody’s Investors Service or S&P Global Ratings, certain covenants and restrictions under each facility will automatically be eliminated or improved.

COVENANTS. The Revolving Credit Facility, the Dropdown Credit Facility and senior notes contain certain covenants that may, among other things, limit or restrict our ability (as well as those of our subsidiaries) to:

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

SENIOR NOTES EXCHANGE

On February 26, 2016, the Partnership commenced an offer to exchange (the “Exchange”) its existing unregistered 5.500% Senior Notes due 2019 (“2019 Notes”) and 6.250% Senior Notes due 2022 (“2022 Notes”) (together, “Unregistered Notes”) for an equal principal amount of senior notes due 2019 at 5.500% and senior notes due 2022 (the “Exchange Notes”) at 6.250%, respectively, that were registered under the Securities Act of 1933, as amended. The aforementioned rates of the Exchange Notes approximate the effective interest rate. On April 14, 2016, the Exchange was completed for all of the 2019 Notes and substantially all of the 2022 Notes. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the Unregistered Notes for which they were exchanged, except that the Exchange Notes generally are not subject to transfer restrictions. The Exchange fulfills all of the requirements of the registration rights agreements for the Unregistered Notes.

SENIOR NOTES

5.500% SENIOR NOTES DUE 2019. In October 2014, we completed a private offering of $1.3 billion aggregate principal amount of senior notes pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The $1.3 billion of aggregate principal senior notes, completed in a private offering (the “Senior Notes Offering”) consisted of $500 million of the 2019 Notes at 5.500%, which approximates the effective interest rate, and $800 million of 6.250% the 2022 Notes. The proceeds from the 2019 Notes were used to repay amounts outstanding under our Revolving Credit Facility related to the West Coast Logistics Assets Acquisition. The remaining net proceeds from the 2019 Notes were used to fund the Rockies Natural Gas Business Acquisition.

The 2019 Notes have no sinking fund requirements. We may redeem some or all of the 2019 Notes prior to September 15, 2019, at a make-whole price, and at par thereafter, plus accrued and unpaid interest. The 2019 Notes are unsecured and guaranteed by all of our consolidated subsidiaries, with the exception of Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

December 31, 2016 | 85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We agreed to complete a registered exchange offer to exchange the 2019 Notes for debt securities with substantially identical terms within 18 months of the closing date of the Senior Notes Offering. On April 14, 2016, we completed the Exchange of all of the 2019 Notes.

5.875% SENIOR NOTES DUE 2020. At December 31, 2016, we had $470 million of outstanding senior notes due in 2020 (the “2020 Notes”) at 5.875%, which approximates the effective interest rate, excluding unamortized premiums of $4 million. The 2020 Notes were issued in two offerings, the initial offering of $350 million of unregistered notes effective September 14, 2012 and the secondary offering of $250 million of unregistered notes effective December 17, 2013, which was issued at 102.25% of face value (together the “Unregistered Notes”). In July 2014, we completed an offer to exchange these Unregistered Notes for notes registered under the Securities Act of 1933, as amended (the “Exchange Notes”). In accordance with the terms of the Exchange Notes, each holder of the Unregistered Notes was entitled to receive the Exchange Notes, which are identical in all material respects to the Unregistered Notes (including principal amount, interest rate, maturity and redemption rights), except that the Exchange Notes generally are not subject to transfer restrictions. The exchange offer fulfills all of the requirements of the Registration Rights Agreement for the unregistered note.

The 2020 Notes have no sinking fund requirements. We may redeem some or all of the 2020 Notes at premiums equal to 2.938% through October 1, 2017; 1.469% from October 1, 2017 through October 1, 2018; and at par thereafter, plus accrued and unpaid interest. The 2020 Notes are unsecured and guaranteed by all of our subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and any subsidiaries acquired with the Rockies Natural Gas Business Acquisition, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

In August 2014, we completed a public offering of 2.1 million common units representing limited partner interests, at a price of $67.47 per unit. We used the net proceeds for the redemption of $130 million of the 2020 Notes, and to pay accrued interest and premiums of $4 million and $7 million, respectively. TLGP reimbursed the payment of premiums, which was reflected as a contribution by TLGP as it relates to its ownership of our common units. The $7 million of premiums and $3 million of expenses of unamortized debt issuance costs were included in interest and financing costs, net.

6.125% SENIOR NOTES DUE 2021. In August 2013, we completed a private offering which were exchanged for registered notes of $550 million aggregate principal amount of senior notes due in 2021 (“the 2021 Notes”) at 6.125%, which approximates the effective interest rate. The proceeds of this offering were used to repay the amounts outstanding under our Revolving Credit Facility, which were used to fund a significant portion of the Los Angeles Terminal Assets Acquisition, and to pay a portion of the fees and expenses related to the offering of the 2021 Notes.

The 2021 Notes have no sinking fund requirements and we may redeem some or all of the notes at premiums equal to 4.594% through October 15, 2017; 3.063% from October 15, 2017 through October 15, 2018; 1.531% from October 15, 2018 through October 15, 2019; and at par thereafter, plus accrued and unpaid interest. The 2021 Notes are unsecured and guaranteed by all of our subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer and any subsidiaries acquired with the Rockies Natural Gas Business Acquisition, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

In May 2016, we completed a registered offering of $250 million aggregate principal amount of senior notes due 2021 (“Supplemental 2021 Notes”) at 6.125%, which approximates the effective interest rate. We used the proceeds of the offering to repay amounts outstanding under the Dropdown Credit Facility.

The Supplemental 2021 Notes were issued under the same indenture governing the existing $550 million of the 2021 Notes and have the same terms. The Supplemental 2021 Notes have no sinking fund requirements and may be redeemed at premiums equal to 4.594% through October 15, 2017; 3.063% from October 15, 2017 through October 15, 2018; 1.531% from October 15, 2018 through October 15, 2019; and at par thereafter, plus accrued and unpaid interest. The Supplemental 2021 Notes are unsecured and guaranteed by all of our subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

6.250% SENIOR NOTES DUE 2022. In October 2014, we issued $800 million aggregate principal amount of senior notes due in 2022 (the “2022 Notes”) at 6.250%, which approximates the effective interest rate. The proceeds from the 2022 Notes were used to fund a portion of the Rockies Natural Gas Business acquisition.

The 2022 Notes have no sinking fund requirements. We may redeem some or all of the 2022 Notes prior to October 15, 2018, at a make-whole price, plus any accrued and unpaid interest. On or after October 15, 2018, the 2022 Notes may be redeemed

86 | Tesoro Logistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at premiums equal to 3.125% through October 15, 2019; 1.563% from October 15, 2019 through October 15, 2020; and at par thereafter, plus accrued and unpaid interest. We will have the right to redeem up to 35% of the aggregate principal amount at 106.25% of face value with proceeds from certain equity issuances through October 15, 2017. The 2022 Notes are unsecured and guaranteed by all of our consolidated subsidiaries, with the exception Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

We agreed to complete a registered exchange offer to exchange the 2022 Notes for debt securities with substantially identical terms within 18 months of the closing date of the Senior Notes Offering. On April 14, 2016, we completed the Exchange of substantially all of the 2022 Notes.

6.375% SENIOR NOTES DUE 2024. In May 2016, we completed a registered offering of $450 million aggregate principal amount of senior notes due in 2024 (the “2024 Notes”) at 6.375%, which approximates the effective interest rate. We used the proceeds of the offering to repay amounts outstanding under the Revolving Credit Facility and for general partnership purposes.

The 2024 Notes have no sinking fund requirements and we may redeem some or all of the 2024 Notes, prior to May 1, 2019, at a make-whole price plus accrued and unpaid interest, if any. On or after May 1, 2019, the 2024 Notes may be redeemed at premiums equal to 4.781% through May 1, 2020; 3.188% through May 1, 2021; 1.594% from May 1, 2021 through May 1, 2022; and at par thereafter, plus accrued and unpaid interest. We will have the right to redeem up to 35% of the aggregate principal amount at 106.375% face value with proceeds from certain equity issuances through May 1, 2019. The 2024 Notes are unsecured and guaranteed by all of our subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

5.250% SENIOR NOTES DUE 2025. On December 2, 2016, we completed a registered offering of $750 million aggregate principal amount of the senior notes due in 2025 (“the 2025 Notes”) at 5.250%, which approximates the effective interest rate. The proceeds from this offering were used to repay amounts outstanding under the Dropdown Credit Facility.

The 2025 Notes have no sinking fund requirements. We may redeem some or all of the 2025 Notes prior to January 15, 2021, at a make-whole price, plus any accrued and unpaid interest. On or after January 15, 2021, the 2025 Notes may be redeemed at premiums equal to 2.625% through January 15, 2022; 1.313% through January 15, 2023; and at par thereafter, plus accrued and unpaid interest. We will have the right to redeem up to 35% of the aggregate principal amount at 105.250% of face value with proceeds from certain equity issuances through January 15, 2020. The 2025 Notes are unsecured and guaranteed by all of our subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

TERM LOAN

UNSECURED TERM LOAN FACILITY. In November 12, 2015, we entered into a $250 million the Unsecured Term Loan Facility to fund a portion of the LA Storage and Handling Assets from Tesoro. On February 3, 2016, we repaid the full amount of the Unsecured Term Loan Facility, including accrued interest, with proceeds drawn from the Dropdown Credit Facility. All commitments under the Unsecured Term Loan Facility were terminated effective with the repayment.

CAPITAL LEASE OBLIGATIONS

Our capital lease obligations relate to two leases of facilities used for trucking operations in North Dakota with initial terms of 15 years, with five-year renewal options and a right of way with an initial term of 31 years. The total cost of assets under capital leases was $11 million and $9 million for December 31, 2016 and 2015, respectively, and accumulated amortization was $2 million at both December 31, 2016 and 2015. We include the amortization of the cost of assets under capital leases in depreciation and amortization expenses in our consolidated statements of operations.

December 31, 2016 | 87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FUTURE MINIMUM ANNUAL LEASE PAYMENTS, INCLUDING INTEREST FOR THE CAPITAL LEASE (in millions)

December 31, 2016
2017	$1
2018	1
2019	1
2020	1
2021	1
Thereafter	7
Total minimum lease payments	12
Less amount representing interest	(3)
Capital lease obligations	$9

NOTE 9 – BENEFIT PLANS

Employees supporting our operations participate in the benefit plans and the employee thrift plan of Tesoro. Tesoro allocates expense to the Partnership for costs associated with the benefit plans based on the salaries of Tesoro’s employees that provide services to the Partnership as a percentage of total Tesoro salaries. The Predecessors were allocated expenses for costs associated with the benefit plans primarily based on the percentage of the Predecessors’ allocated salaries compared to Tesoro’s total salaries. Our portion of our Sponsor’s employee benefit plan expenses was $24 million, $23 million and $14 million for the years ended December 31, 2016, 2015 and 2014, respectively. These employee benefit plan expenses and the related payroll costs are included in operating expenses and general and administrative expenses in our consolidated statements of operations and include amounts allocated to the Predecessors.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

OPERATING LEASES, PURCHASE OBLIGATIONS AND OTHER COMMITMENTS

FUTURE MINIMUM ANNUAL PAYMENTS APPLICABLE TO ALL NON-CANCELLABLE OPERATING LEASES AND PURCHASE OBLIGATIONS (in millions)

	Payments Due by Period
	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases	$16	$12	$11	$9	$8	$70	$126
Purchase obligations	86	86	86	87	49	—	394
Total	$102	$98	$97	$96	$57	$70	$520

We have various cancellable and non-cancellable operating leases related to land, trucks, terminals, right-of-way permits and other operating facilities. In general, these leases have remaining primary terms up to 20 years and typically contain multiple renewal options. Total lease expense for all operating leases, including leases with a term of one month or less, was $11 million, $10 million and $8 million for the years ended December 31, 2016, 2015 and 2014, respectively. See Note 8 for information related to our capital leases. See Note 3 for a discussion of revenue recognized under agreements where TLLP is considered the lessor.

Our purchase obligations include enforceable and legally binding service agreement commitments that meet any of the following criteria: (1) they are non-cancellable, (2) we would incur a penalty if the agreement was canceled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If we can unilaterally terminate the agreement simply by providing a certain number of days’ notice or by paying a termination fee, we have included the termination fee or the amount that would be paid over the notice period. Contracts that can be unilaterally terminated without a penalty are not included. Future purchase obligations primarily include fixed charges under the Amended Omnibus Agreement and the Secondment Agreement Amendment. Our Amended Omnibus Agreement remains in effect between the applicable parties until a change in control of the Partnership. As we are unable to estimate the termination of the omnibus agreement, we have included the fees for each of the five years following December 31, 2016 for the Amended Omnibus Agreement for disclosure purposes in the table above. Total expense under these service agreements was $192 million, $175 million and $117

88 | Tesoro Logistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million for the years ended December 31, 2016, 2015 and 2014, respectively. In addition to these purchase commitments, we also have minimum contractual capital spending commitments for approximately $82 million in 2017.

INDEMNIFICATION

Under the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement, Tesoro indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Tesoro.

Under the Amended Omnibus Agreement, with respect to assets that we acquired from Tesoro, excluding the Los Angeles Terminal Assets and the Los Angeles Logistics Assets, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Tesoro no longer controls our general partner or five years after the date of closing. The indemnification under the Initial Offering for unknown environmental matters expired on April 26, 2016. Under the Amended Omnibus Agreement, the aggregate annual deductible for each type of liability (unknown environmental liabilities or title matters) is approximately $1 million, as of December 31, 2016, before we are entitled to indemnification in any calendar year in consideration of the Initial Offering assets and all subsequent Acquisitions from Tesoro, with the exception of the Los Angeles Terminal Assets Acquisition and the Los Angeles Logistics Assets Acquisition. In addition, with respect to the assets that we acquired from Tesoro, we have agreed to indemnify Tesoro for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Initial Offering, and the subsequent Acquisitions from Tesoro, and for environmental liabilities related to our assets to the extent Tesoro is not required to indemnify us for such liabilities.

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

ENVIRONMENTAL LIABILITIES

CHANGES IN OUR ENVIRONMENTAL LIABILITIES (in millions)

	Tioga Crude Oil Pipeline Release	Other Liabilities	Total
At December 31, 2014	$25	$7	$32
Additions	24	1	25
Expenditures	(22)	(2)	(24)
At December 31, 2015	27	6	33
Additions	7	1	8
Expenditures	(18)	(1)	(19)
At December 31, 2016	$16	$6	$22

December 31, 2016 | 89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNRESOLVED MATTERS

TIOGA, NORTH DAKOTA CRUDE OIL PIPELINE RELEASE. In September 2013, the Partnership responded to the release of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted during the next few years to restore the site for agricultural use. We accrued an additional $7 million during the year ended December 31, 2016, to reflect improved scope definition and estimates, which resulted in an increase in the total estimated cost associated with the project. This incident was covered by our pollution liability insurance policy, subject to a $1 million deductible and a $25 million loss limit in place at that time. Pursuant to this policy, there were no insurance recovery receivables related to the Crude Oil Pipeline Release at both December 31, 2016 and 2015. The estimated remediation costs of $73 million exceeded our policy loss limit by $48 million as of December 31, 2016. We received no insurance proceeds for the year ended December 31, 2016, and $18 million and $7 million in reimbursement of costs incurred during the years ended December 31, 2015 and 2014, respectively.

On October 7, 2015, we received an offer to settle a Notice of Violation (“NOV”) from the North Dakota Department of Health (“NDDOH”). The NOV was issued on March 21, 2015, and alleges violations of water pollution regulations as a result of a release of crude oil that occurred near Tioga, North Dakota on our gathering and transportation pipeline system in September 2013. We are currently negotiating the settlement of this matter with the NDDOH. The ultimate resolution of the matter will not have a material impact on our liquidity, financial position, or results of operations.

XTO ENERGY INC. V. QEP FIELD SERVICES COMPANY. Prior to the Rockies Natural Gas Acquisition, XTO filed a complaint against QEPFS on January 30, 2014, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment and an accounting and declaratory judgment related to a 2010 gas processing agreement (the “XTO Agreement”). Tesoro Logistics processes XTO’s natural gas on a firm basis under the XTO Agreement. The XTO Agreement requires Tesoro Logistics to transport, fractionate and market XTO’s natural gas liquids derived from XTO’s processed gas. XTO is seeking monetary damages related to Tesoro Logistics allocation of charges related to XTO’s share of natural gas liquid transportation, fractionation and marketing costs associated with shortfalls in contractual firm processing volumes. Trial is set for July 2017.

In relation to $31 million of billed and unbilled amounts in our receivables that are subject to dispute with XTO as of December 31, 2016 as a result of this matter, we continue to believe that loss is not probable and estimable as we believe our allocation of applicable transportation, fractionation and marketing costs incurred by us related to minimum volume commitments made to us by XTO are permitted under the XTO Agreement and are consistent with industry standard. We have concluded continued recognition of revenue for charges allocated to XTO is appropriate under revenue recognition criteria including the fact that the costs being allocated are fixed and determinable and their collectability is deemed to be reasonably assured. Ultimate resolution of this matter is not expected to have a material impact on our liquidity or financial position, but the establishment of a reserve for uncollectible amounts subject to dispute may have a material impact on our results of operations in the period of establishment. A change in our ability to recognize revenue in future periods for the allocation of applicable transportation, fractionation, and marketing costs is not expected to have a material impact on our results of operations.

Other than described above, we do not have any other material outstanding lawsuits, administrative proceedings or governmental investigations. See current legal proceedings in Part I, Item 3.

90 | Tesoro Logistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – EQUITY

We had 68,926,453 common public units outstanding as of December 31, 2016. Additionally, Tesoro owned 34,055,042 of our common units, and 2,100,900 of our general partner units (the 2% general partner interest) as of December 31, 2016, which together constitutes a 34% ownership interest in us.

UNIT ISSUANCE. We closed a registered public offering of 6,325,000 common units representing limited partner interests, including the over-allotment option exercised by the underwriter for the purchase of an additional 825,000 common units, at a public offering price of $47.13 per unit on June 10, 2016. The net proceeds of $293 million were used for general partnership purposes, including debt repayment, acquisitions, capital expenditures and additions to working capital.

ATM PROGRAM. On June 25, 2014, we filed a prospectus supplement to our shelf registration statement filed with the SEC in 2012, authorizing the continuous issuance of up to an aggregate of $200 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “2014 ATM Program”). The 2014 ATM Program expired during the second quarter of 2015. During the years ended December 31, 2015 and 2014, we issued an aggregate of 819,513 and 199,400 common units under our 2014 ATM Program, generating proceeds of approximately $46 million and $14 million before issuance costs.

On August 24, 2015, we filed a prospectus supplement to our shelf registration statement filed with the Securities and Exchange Commission on August 6, 2015, authorizing the continuous issuance of up to an aggregate of $750 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “2015 ATM Program”). During the years ended December 31, 2016 and 2015, we issued an aggregate of 1,492,637 and 1,093,483 common units, respectively, under our 2015 ATM Program, generating proceeds of approximately $72 million and $57 million, respectively, before issuance costs. The net proceeds from issuances under the 2015 and 2014 ATM Programs were used for general partnership purposes, including debt repayment, acquisitions, capital expenditures and additions to working capital.

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

NET EARNINGS PER UNIT. Our partnership agreement contains provisions for the allocation of net earnings and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss will be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions fully allocated to the general partner and any special allocations.

December 31, 2016 | 91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NET EARNINGS PER UNIT (in millions, except per unit amounts)

	Years Ended December 31,
	2016	2015	2014
Net earnings	$315	$249	$56
Net earnings attributable to noncontrolling interest	—	(20)	(3)
Special allocation of net earnings (“Special Allocation”) (a)	3	—	7
Net earnings, excluding noncontrolling interest and including special allocations	318	229	60
General partner’s distributions	(10)	(6)	(5)
General partner’s IDRs (b)	(148)	(69)	(41)
Limited partners’ distributions on common units	(344)	(259)	(157)
Limited partner’s distributions on subordinated units (c)	—	—	(14)
Distributions greater than earnings	$(184)	$(105)	$(157)
General partner’s earnings:
Distributions	$10	$6	$5
General partners IDRs (b)	148	69	41
Allocation of distributions greater than earnings (d)	(27)	(44)	(49)
Total general partner’s earnings (loss)	$131	$31	$(3)
Limited partners’ earnings on common units:
Distributions	$344	$259	$157
Special Allocation	(3)	—	(7)
Allocation of distributions greater than earnings	(157)	(61)	(98)
Total limited partners’ earnings on common units	$184	$198	$52
Limited partner’s earnings on subordinated units (c):
Distributions	$—	$—	$14
Allocation of distributions greater than earnings	—	—	(10)
Total limited partner’s earnings on subordinated units	$—	$—	$4
Weighted average limited partner units outstanding:
Common units - basic	98.2	84.7	54.2
Common unit equivalents	—	0.1	—
Common units - diluted	98.2	84.8	54.2
Subordinated units - basic and diluted (c)	—	—	5.6
Net earnings per limited partner unit:
Common - basic	$1.87	$2.33	$0.96
Common - diluted	$1.87	$2.33	$0.96
Subordinated - basic and diluted	$—	$—	$0.62

(a)
Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions fully allocated to the general partner and any special allocations. The adjustment reflects the special allocation to common units held by TLGP for the interest incurred in connection with borrowings on the Dropdown Credit Facility in lieu of using cash on hand to fund the Alaska Storage and Terminalling Assets acquisition during the year ended December 31, 2016.

(b)
IDRs entitle the general partner to receive increasing percentages, up to 50%, of quarterly distributions in excess of $0.3881 per unit per quarter. The amount above reflects earnings distributed to our general partner net of $10 million of IDRs for the year ended December 31, 2015, waived by TLGP.

(c)
On May 16, 2014, the subordinated units were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. Distributions and the Partnership’s net earnings were allocated to the subordinated units through May 15, 2014.

(d)
We have revised the historical allocation of general partner earnings to include the Predecessors’ losses of $24 million, $43 million and $46 million for the years ended December 31, 2016, 2015 and 2014, respectively.

92 | Tesoro Logistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLOCATION OF THE GENERAL PARTNER’S INTEREST IN NET EARNINGS (in millions, except percentage of ownership interest)

	Years Ended December 31,
	2016	2015	2014
Net earnings attributable to partners	$339	$272	$99
General partner’s IDRs	(148)	(69)	(41)
Special Allocation	3	—	7
Net earnings available to partners	$194	$203	$65
General partner’s ownership interest	2.0%	2.0%	2.0%
General partner’s allocated interest in net earnings	$4	$4	$1
General partner’s IDRs	148	69	41
Allocation of Predecessors’ impact to general partner interest	(24)	(43)	(46)
Total general partner’s interest in net earnings (loss)	$128	$30	$(4)

CHANGES IN THE NUMBER OF UNITS OUTSTANDING (in million units)

	Common	Subordinated	General Partner	Total
At December 31, 2013	39.1	15.3	1.1	55.5
Issuances under ATM Program	0.2	—	—	0.2
Conversion in May 2014 of Tesoro’s subordinated units to common units	15.3	(15.3)	—	—
Issuance in July 2014 in connection with the West Coast Logistics Assets acquisition	0.3	—	—	0.3
Issuance in August 2014 used primarily to redeem a portion of our 5.875% Senior Notes due 2020	2.1	—	—	2.1
Issuance in October 2014 to fund the Rockies Natural Gas Business Acquisition	23.0	—	0.5	23.5
Unit-based compensation awards	0.1	—	—	0.1
At December 31, 2014	80.1	—	1.6	81.7
Issuances under ATM Program	1.9	—	—	1.9
Issuance in July 2015 to effect the QEPM Merger	7.1	—	—	7.1
Issuance in November 2015 in connection with the LA Storage and Handling Assets acquisition	4.3	—	0.3	4.6
Unit-based compensation awards	0.1	—	—	0.1
At December 31, 2015	93.5	—	1.9	95.4
Issuances under ATM Program	1.4	—	—	1.4
Issuance of units in June 2016 for cash (a)	6.3	—	—	6.3
Issuance in July 2016 in connection with the Alaska Storage and Terminalling Assets acquisition (b)	0.4	—	0.2	0.6
Issuance in September 2016 in connection with the Alaska Storage and Terminalling Assets acquisition (b)	0.4	—	—	0.4
Issuance in November 2016 in connection with the Northern California Terminalling and Storage Assets acquisition (c)	0.9	—	—	0.9
Unit-based compensation awards	0.1	—	—	0.1
At December 31, 2016	103.0	—	2.1	105.1

(a)
In June 2016, we issued common units representing limited partner interests in a registered public offering, including the over-allotment option exercised by the underwriter for the purchase of common units.

(b)
On July 1 and September 16, 2016, we issued general partner and common units to Tesoro and TLGP in connection with the completion of the Alaska Storage and Terminalling Assets acquisition discussed in Note 2.

(c)	On November 21, 2016, we issued common units to Tesoro and TLGP in connection with the Northern California Terminalling and Storage Assets acquisition discussed in Note 2.

December 31, 2016 | 93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PERCENTAGE ALLOCATION FOR INCENTIVE DISTRIBUTION RIGHTS

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

In connection with the North Dakota Gathering and Processing Assets acquisition, our general partner agreed to ratably reduce its quarterly distributions with respect to incentive distribution rights by $100 million with respect to distributions during 2017 and 2018.

DISTRIBUTIONS FOR ACQUISITIONS. Distributions to unitholders and general partner include $760 million, $250 million, and $243 million in cash payments for acquisitions from Tesoro during 2016, 2015 and 2014, respectively. As an entity under common control with Tesoro, we record the assets that we acquire from Tesoro in our consolidated balance sheets at Tesoro’s historical book value instead of fair value, and any excess of amounts paid over the historical book value of the assets acquired from Tesoro is recorded within equity. As a result of this accounting treatment, these transactions resulted in net decreases of $443 million, $211 million and $214 million in our equity balance during 2016, 2015 and 2014, respectively.

CASH DISTRIBUTIONS. Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partner unitholders and general partner will receive. On January 18, 2017, in accordance with our partnership agreement, we announced the declaration of a quarterly cash distribution, based on the results of the fourth quarter of 2016, totaling $140 million, or $0.910 per limited partner unit. This distribution was paid on February 14, 2017 to unitholders of record on February 3, 2017.

94 | Tesoro Logistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TOTAL QUARTERLY CASH DISTRIBUTIONS TO GENERAL AND LIMITED PARTNERS (in millions)

	Years Ended December 31,
	2016 (a)	2015 (a)	2014 (a)
General partner’s distributions:
General partner’s distributions	$(10)	$(6)	$(5)
General partner’s IDRs (b)	(148)	(69)	(41)
Total general partner’s distributions	$(158)	$(75)	$(46)

Limited partners’ distributions:
Common	$(344)	$(259)	$(157)
Subordinated	—	—	(14)
Total limited partners’ distributions	(344)	(259)	(171)
Total Cash Distributions	$(502)	$(334)	$(217)

(a)	Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions are earned.

(b)	In connection with the Rockies Natural Gas Business Acquisition, our general partner waived its right to $10 million of general partner distributions with respect to IDRs during 2015.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash activities includes interest paid, net of capitalized interest, of $165 million, $137 million and $73 million for the years ended December 31, 2016, 2015 and 2014, respectively.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (in millions)

	Years Ended December 31,
	2016	2015	2014
Capital expenditures included in accounts payable at period end	$30	$54	$50
Capital expenditures included in affiliate payable at period end	8	—	17
Capital leases and other	2	—	4
Predecessors’ net liabilities not assumed by Tesoro Logistics LP	22	3	1
Receivable from affiliate for capital expenditures	4	6	3

December 31, 2016 | 95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – OPERATING SEGMENTS

Our revenues are derived from three operating segments: Gathering, Processing, and Terminalling and Transportation.

Our gathering systems include crude oil and natural gas pipeline gathering systems in the Bakken Region and the Green River Basin, Uinta Basin and Vermillion Basin in the Rockies Region, including:

•	the High Plains System;

•	the Williston Gathering System, which consists of a crude oil and natural gas gathering system located in the Williston Basin, North Dakota;

•	the Uinta Basin Gathering System, which consists of natural gas gathering systems and compression assets located in northeastern Utah;

•	the Green River System, which consists of an integrated natural gas gathering and transportation system;

•	the Vermillion Gathering System, which consists of natural gas gathering and compression assets located in Southern Wyoming, northwest Colorado and northeast Utah; and

•	equity method investments, which operate gathering pipeline and gas compression assets and transports natural gas to our natural gas processing facilities, located in the Uinta Basin.

Our Processing segment consists of gas processing and fractionation complexes, including:

•	the Vermillion processing complex;

•	the Uinta Basin processing complex;

•	the Blacks Fork processing complex fractionation facility; and

•	the Emigrant Trail processing complex.

Our Terminalling and Transportation segment consists of:

•	crude oil and refined products terminals and storage facilities in the western and midwestern U.S. that are supplied by Tesoro-owned and third-party pipelines, trucks and barges;

•	marine terminals in California that load and unload vessels;

•
pipelines, which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City and Los Angeles and a 50% fee interest in a pipeline that transports jet fuel from Tesoro’s Los Angeles refinery to the Los Angeles International Airport;

•	a regulated common carrier products pipeline and a jet fuel pipeline to the Salt Lake City International Airport

•	a rail-car unloading facility in Washington;

•	a petroleum coke handling and storage facility in Los Angeles; and

•	a regulated common carrier refined products pipeline system

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

The operating segments adhere to the accounting polices used for our consolidated financial statements, as described in Note 1. Our operating segments are strategic business units that offer different services in different geographical locations. We evaluate the performance of each segment based on its respective operating income. Certain general and administrative expenses and interest and financing costs are excluded from segment operating income as they are not directly attributable to a specific operating segment. Identifiable assets are those used by the segment, whereas other assets are principally cash, deposits and other assets that are not associated with a specific operating segment.

96 | Tesoro Logistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEGMENT INFORMATION RELATING TO CONTINUING OPERATIONS (in millions)

	Years Ended December 31,
	2016	2015	2014
Revenues
Gathering:
Affiliate	$81	$89	$105
Third-party	258	250	30
Total Gathering	339	339	135
Processing:
Affiliate	98	96	7
Third-party	178	182	16
Total Processing	276	278	23
Terminalling and Transportation: (a)
Affiliate	536	430	385
Third-party	69	65	57
Total Terminalling and Transportation	605	495	442
Total Segment Revenues	$1,220	$1,112	$600
Segment Operating Income
Gathering	$132	$142	$47
Processing	111	105	6
Terminalling and Transportation	297	200	150
Total Segment Operating Income	540	447	203
Unallocated general and administrative expenses	(53)	(54)	(39)
Interest and financing costs, net	(191)	(150)	(109)
Equity in earnings of equity method investments	13	7	1
Other Income, net	6	—	—
Earnings Before Income Taxes	$315	$250	$56

Depreciation and Amortization Expense
Gathering	$62	$67	$11
Processing	45	44	4
Terminalling and Transportation	83	76	70
Total Depreciation and Amortization Expense	$190	$187	$85

Capital Expenditures
Gathering	$99	$213	$156
Processing	20	15	4
Terminalling and Transportation	154	158	112
Total Capital Expenditures	$273	$386	$272

(a)
Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment for assets acquired in the Acquisitions from Tesoro prior to the effective date of each acquisition, except for the RCA tariffs charged to Tesoro on the refined products pipeline included in the acquisition of the West Coast Logistics Assets.

December 31, 2016 | 97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TOTAL IDENTIFIABLE ASSETS BY OPERATING SEGMENT (in millions)

	December 31,
	2016	2015
Identifiable Assets
Gathering	$1,765	$1,850
Processing	1,627	1,619
Terminalling and Transportation	1,768	1,641
Other (a)	700	21
Total Identifiable Assets	$5,860	$5,131

(a)
Other consists mainly of $688 million in cash and cash equivalents as of December 31, 2016, which was used to fund the acquisition of the North Dakota Gathering and Processing Assets on January 1, 2017.

NOTE 14 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters
	First	Second	Third	Fourth	Total Year
2016	(In millions, except per unit amounts)
Revenues	$300	$293	$308	$319	$1,220
Operating expenses	117	113	113	128	471
Operating income	119	118	127	123	487
Net earnings	85	76	81	73	315
Limited partners' interest in net earnings	60	47	48	32	187
Net earnings per limited partner unit (a):
Common - basic	$0.64	$0.48	$0.46	$0.31	$1.87
Common - diluted	$0.64	$0.48	$0.46	$0.31	$1.87
2015
Revenues	$263	$275	$282	$292	$1,112
Operating expenses	101	115	117	135	468
Operating income	99	97	100	97	393
Net earnings	65	60	65	59	249
Limited partners' interest in net earnings	50	49	54	46	199
Net earnings per limited partner unit (a):
Common - basic	$0.63	$0.60	$0.62	$0.49	$2.33
Common - diluted	$0.63	$0.60	$0.62	$0.49	$2.33

(a)	The sum of four quarters may not equal annual results due to rounding or the quarterly number of units outstanding.

98 | Tesoro Logistics LP

CHANGE AND DISAGREEMENTS, CONTROLS AND PROCEDURES, AND OTHER INFORMATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable Securities and Exchange Commission rules) during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

We carried out an evaluation required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the reporting period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Tesoro Logistics LP and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Partnership’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). Based on such assessment, management concluded that as of December 31, 2016, the Partnership’s internal control over financial reporting is effective.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Partnership’s consolidated financial statements, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting, included herein.

ITEM 9B. OTHER INFORMATION

None.

December 31, 2016 | 99

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Tesoro Logistics GP, LLC and
Unitholders of Tesoro Logistics LP

We have audited Tesoro Logistics LP’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Tesoro Logistics LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Tesoro Logistics LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tesoro Logistics LP as of December 31, 2016 and 2015, and the related consolidated statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 21, 2017 expressed an unqualified opinion thereon.

San Antonio, Texas
February 21, 2017

100 | Tesoro Logistics LP

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The Board is responsible for annually reviewing the appropriate skills and characteristics required of directors in the context of the current makeup of the Board. As set forth in the Corporate Governance Guidelines, these criteria include issues of diversity, age, education, skills, integrity, leadership and judgment all in the context of an assessment of the perceived needs of the Board at that point in time. Among other things, the Board has determined that it is important to have members with the following skills and experiences:

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

December 31, 2016 | 101

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

CURRENT DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

GREGORY J. GOFF, 60, was appointed Chief Executive Officer and Chairman of the Board of Directors of our general partner in December 2010. Mr. Goff has also served as Chief Executive Officer and President of Tesoro since May 2010, and Chairman of Tesoro since December 31, 2014. While he devotes the majority of his time to his roles at Tesoro, Mr. Goff also spends time directly managing our business and affairs. Prior to joining Tesoro, Mr. Goff served as Senior Vice President, Commercial for ConocoPhillips Corporation, an international, integrated energy company, from 2008 to 2010. Mr. Goff also held various positions at ConocoPhillips from 1981 to 2008, including Managing Director and CEO of Conoco JET Nordic from 1998 to 2000; Chairman and Managing Director of Conoco Limited, a UK-based refining and marketing affiliate, from 2000 to 2002; President of ConocoPhillips Europe and Asia Pacific downstream operations from 2002 to 2004; President of ConocoPhillips U.S. Lower 48 and Latin America exploration and production business from 2004 to 2006; and President of ConocoPhillips specialty businesses and business development from 2006 to 2008. Mr. Goff serves as Chairman of the Board of the American Fuel and Petrochemical Manufacturers trade association and on the National Advisory Board of the University of Utah Business School. Previously, Mr. Goff served on the board of Chevron Phillips Chemical Company and was a member of the upstream and downstream committees of the American Petroleum Institute. In addition, Mr. Goff has public company experience from his prior service on the board of directors of DCP Midstream GP, LLC. Mr. Goff received a Bachelor’s degree in Science and Master’s degree in Business Administration from the University of Utah.

We believe Mr. Goff brings to the Board a deep understanding of and unique perspective on our business, operations and market environment, as well as that of Tesoro. Mr. Goff also brings to the Board leadership, industry, strategic planning and operations experience.

Other Current Public Company Directorships: Polyone Corporation, Tesoro Corporation (Tesoro and its subsidiaries collectively own approximately 34% of our partnership interests)

Former Public Company Directorships: DCP Midstream LP (from 2008 until 2010), QEP Midstream Partners, LP (from December 2014 until August 2015)

PHILLIP M. ANDERSON, 51, was appointed President and a member of the Board of Directors of our general partner in December 2010. Mr. Anderson served as Vice President, Strategy for Tesoro from April 2010 until December 2010. Prior to that, he served Tesoro as Vice President, Financial Optimization & Analytics beginning in June 2008 and Vice President, Treasurer beginning in June 2007. Mr. Anderson joined Tesoro in December 1998 as Senior Financial Analyst and worked in a variety of strategic and financial roles. Mr. Anderson worked extensively on Tesoro’s acquisitions and divestitures from 1999 through 2010, including valuation, negotiating, analysis, diligence and financing activities. Mr. Anderson began his career in 1991 at Ford Motor Company and worked in a variety of financial roles at that company. Mr. Anderson received a Bachelor’s degree in Economics from the University of Texas at Austin and received a Master’s degree in Business Administration with a concentration in finance from Southern Methodist University.

We believe that Mr. Anderson’s extensive energy industry background, particularly his expertise in corporate strategy and business development, brings important experience and skills to the Board.

Former Public Company Directorships: QEP Midstream Partners, LP (from December 2014 until August 2015)

RAYMOND J. BROMARK, 71, was elected as a member of the Board of Directors of our general partner in March 2011. Mr. Bromark is a retired Partner of PricewaterhouseCoopers LLP (“PwC”), an international accounting and consulting firm. He joined PwC in 1967 and became a Partner in 1980. He was Partner and Head of the Professional, Technical, Risk and Quality Group of PwC from 2000 to 2006, a Global Audit Partner from 1994 to 2000 and Deputy Vice Chairman, Auditing and Business Advisory Services from 1990 to 1994. In addition, he served as a consultant to PwC from 2006 to 2007. In previous years, Mr. Bromark has participated as a member of the Advisory Board of the University of Delaware’s Weinberg Center for Corporate Governance. Mr. Bromark was PwC’s representative on the Executive Committee of the American Institute of Certified Public Accountants’ (“AICPA”) Center for Public Company Audit Firms. He has also been a member of the Financial Accounting Standards Board Advisory Council, the Public Company Accounting Oversight Board’s Standing Advisory Group, the AICPA’s Special Committee on Financial Reporting, the AICPA’s Securities and Exchange Commission (“SEC”) Practice Section Executive Committee and the AICPA’s Ethics Executive Committee. Mr. Bromark earned a Bachelor’s of Science degree in business management from Quincy University.

We believe that Mr. Bromark’s extensive experience in accounting, auditing, financial reporting, compliance and regulatory matters; deep understanding of financial controls and familiarity with large public company audit clients; and extensive experience in leadership positions at PwC bring important and necessary skills to the Board.

102 | Tesoro Logistics LP

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other Current Public Company Directorships: CA, Inc., YRC Worldwide Inc., Pacific Exploration & Production Corp.

Former Public Company Directorships: Word Color Press, Inc. (from 2009 to 2010)

ROBERT W. GOLDMAN, 74, was elected as a member of the Board of Directors of our general partner in April 2015. Mr. Goldman has been an independent financial consultant since 2002 and a member of the Board of Directors of Tesoro Corporation, which owns our general partner, since 2004. From July 1998 to October 2002, he was Senior Vice President and Chief Financial Officer of Conoco Inc., an international, integrated energy company. Prior to joining Conoco in 1988 as its Vice President and Controller and subsequently serving as Senior Vice President, Finance, he worked for E.I. Du Pont de Nemours & Co., Inc. in a variety of financial and operating roles. Mr. Goldman is a member of the Advisory Board of the Energy Policy Institute at Chicago. He also served on the Advisory Council of Nominating and Governance Chairs of the National Association of Corporate Directors through 2013. He is a former chairman of the Accounting Committee of the American Petroleum Institute and former member of the Outside Advisory Council of Global Infrastructure Partners. He served as Vice President, Finance of the London-based World Petroleum Council from 2002 to July 2008.
We believe that Mr. Goldman’s background in the energy industry (including his service on the Board of Directors of Tesoro Corporation, which controls our general partner), his extensive financial and accounting experience, and his prior and current service as a member of several public company boards of directors bring important and necessary skills to the Board.
Other Current Directorships: BWX Technologies, Inc., FRG Development Company (a private equity company in Mexico City), Tesoro Corporation (Tesoro and its subsidiaries collectively own approximately 34% of our partnership interests)
Former Public Company Directorships: The Babcock & Wilcox Company (from 2010 until 2014), El Paso Corporation (from 2003 until 2012), McDermott International Inc. (from 2005 until 2010), Parker Drilling Company (from 2005 until 2015)

JAMES H. LAMANNA, 63, was elected as a member of the Board of Directors of our general partner in March 2012. Since January 2011, Mr. Lamanna has served as President of Timeless Triumph LLC, a consulting firm providing advice to companies in the oil and gas industry regarding business plans; health, safety, security and environmental performance; operational efficiency; and plant reliability. From November 2014 to November 2015, he served as a non-executive member of the Board of Directors of North Atlantic Refining Limited, a refining and marketing business in Newfoundland, Canada. Since August 2016, Mr. Lamanna also serves as a non-executive member of the Board of Island Energy Services, LLC, a refining and marketing business in Hawaii. From 2003 to 2010, Mr. Lamanna held a variety of roles with BP p.l.c., a multinational oil and gas company, and its subsidiaries. During that time, he was President of BP Pipelines (North America) Inc. from April 2003 through August 2006, Senior Vice President of BP's U.S. Pipelines and Logistics operations from September 2006 through August 2009 and Vice President of Special Projects for BP's U.S. Refining and Marketing operations from September 2009 through December 2010. Mr. Lamanna earned a Bachelor's of Science degree in chemical engineering from the University of Virginia.

We believe that Mr. Lamanna’s extensive background in both the energy and logistics industries, particularly the leadership skills he developed while serving in several executive positions, brings important leadership and strategic experience to the Board.

Other Current Directorships: Island Energy Services, LLC

THOMAS C. O’CONNOR, 61, was elected as a member of the Board of Directors of our general partner in May 2011. From November 2007 through December 2012, Mr. O’Connor served as Chairman of the Board of Directors and CEO of DCP Midstream, LLC, one of the nation’s largest natural gas gatherers, processors, and marketers in the United States; he continued to serve as Chairman of the Board until March 2013. From November 2007 through September 2012, he also served as President of DCP Midstream, LLC. In September 2008, he assumed additional responsibility as Chairman of the Board of DCP Midstream GP, LLC, the general partner of DCP Midstream Partners, LP, a publicly held master limited partnership, which position he held until December 2013. Prior to joining DCP Midstream, LLC, Mr. O’Connor had over 21 years of experience in the energy industry with Duke Energy, Corp. a gas and electricity services provider. From 1987 to 2007, Mr. O’Connor held a variety of roles with Duke Energy in the company’s natural gas pipeline, electric and commercial business units. After serving in a number of leadership positions with Duke Energy, he was named President and Chief Executive Officer of Duke Energy Gas Transmission in 2002 and he was named Group Vice President of corporate strategy at Duke Energy in 2005. In 2006 he became Group Executive and Chief Operating Officer of U.S. Franchised Electric and Gas and later in 2006 was named Group Executive and President of Commercial Businesses at Duke Energy. Mr. O’Connor earned a Bachelor’s of Science degree in biology, Cum Laude, and a Master of Science degree in environmental studies from the University of Massachusetts at Lowell. He also completed the Harvard Business School Advanced Management Program.

We believe that Mr. O’Connor’s extensive background in both the energy and logistics industries, particularly the leadership skills he developed while serving in several executive positions, brings important leadership and strategic experience to the Board.

December 31, 2016 | 103

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other Current Public Company Directorships: Keyera Corp., 8point3 Energy Partners LP

Former Public Company Directorships: DCP Midstream LP (from September 2008 until December 2013) and QEP Resources Inc. (from January 2014 until January 2015)

BLANE W. PEERY, 50, was appointed Vice President and Controller in November 2016. Mr. Peery has served as Vice President, Process Excellence and Chief Information Officer of TCI, a subsidiary of Tesoro Corporation, since February 2015. Mr. Peery has experience leading global accounting organizations, business planning and analysis functions, supply chain groups, global shared services including finance, human resources, information technology, and mergers and acquisitions integration. From March 2014 to February 2015, Mr. Peery served as VP, Global Business Services at Mylan N.V., a leading global pharmaceutical company. Prior to that he worked for Celanese Corporation, a global technology and specialty materials company, for over 20 years in roles with increasing responsibility, including positions as its Vice President, Global Business Services from October 2012 to March 2014, its Vice President, Supply Chain from October 2011 to October 2012 and its first-ever Global Accounting Director. Mr. Peery began his career as an auditor for PricewaterhouseCoopers and is a Certified Public Accountant (CPA). He holds a Bachelor of Business Administration degree in accounting from the University of Texas at Austin.

KIM K. W. RUCKER, 50, was appointed Executive Vice President and General Counsel in March 2016. She has also served as Executive Vice President, General Counsel and Secretary for Tesoro since March 2016. Before joining Tesoro, Ms. Rucker served as Executive Vice President, Corporate and Legal Affairs, General Counsel and Corporate Secretary of Kraft Food Groups, Inc., a food and beverage company (now The Kraft-Heinz Company), from October 2012 to July 2015. She joined Mondelēz International as Executive Vice President, Corporate & Legal Affairs, Kraft Foods North America in September 2012. Prior to that, she served as Senior Vice President, General Counsel and Chief Compliance Officer of Avon Products, Inc., a global manufacturer of beauty and related products, beginning in March 2008 and as Corporate Secretary in February 2009. Ms. Rucker also served as Senior Vice President, Secretary and Chief Governance Officer of Energy Future Holdings Corp. (formerly TXU Corp.), an energy company, from 2004 to 2008. She was also Corporate Counsel for Kimberly-Clark Corporation and a Partner in the Corporate & Securities group at Sidley Austin LLP in Chicago. Ms. Rucker serves on the board of directors of Lennox International Inc. She holds a Bachelor of Business Administration degree in economics from the University of Iowa, a law degree from the Harvard Law School and a master’s in public policy from the John F. Kennedy School of Government at Harvard University.

DON J. SORENSEN, 49, was appointed as Senior Vice President, Operations of our general partner in April 2016, having served with the title Vice President, Operations since January 2015. He has also served as Senior Vice President, Logistics of TCI, a subsidiary of Tesoro Corporation, since January 2015. Mr. Sorensen previously served as Vice President, Integration of TCI beginning in August 2012, most recently leading the integration effort on the acquisition of QEP Field Services, LLC. Mr. Sorensen also previously served as Vice President of Tesoro’s Anacortes refinery from 2007 to 2012. Mr. Sorensen holds a Bachelor’s of Science degree in chemical engineering from the Colorado School of Mines, and a Master of Business Administration from the University of Utah.

STEVEN M. STERIN, 45, was appointed Executive Vice President, Chief Financial Officer and a member of the Board of Directors of our general partner in April 2016, having served as Vice President, Chief Financial Officer and a member of the Board of Directors since August 2014. Since August 2014, he has served as Executive Vice President, Chief Financial Officer of Tesoro Corporation. Mr. Sterin devotes the majority of his time to his role at Tesoro, and also spends time, as needed, devoted to our business and affairs. Prior to Tesoro, Mr. Sterin was Senior Vice President and Chief Financial Officer for Celanese Corporation, a global technology and specialty material company, from July 2007 until May 2014 and continued to serve as an employee until August 2014. From December 2010 through January 2013, he was also president of Celanese’s Advanced Fuel Technologies business. Mr. Sterin joined Celanese in 2003 as Director of Finance and Controller for the company’s chemical business and also served as Corporate Controller and Principal Accounting Officer before being appointed CFO. Before Celanese, Mr. Sterin spent six years with global chemicals company Reichhold, Inc. in a variety of financial positions, including Director of Tax and Treasury in the Netherlands, Global Treasurer and Vice President of Finance for one of the company’s divisions in North Carolina. Mr. Sterin holds a Master of Professional Accounting degree and a Bachelor of Business Administration degree in accounting, which he earned concurrently at the University of Texas at Austin. He is also a certified public accountant in Texas.

We believe that Mr. Sterin’s expertise in financial reporting, finance, corporate analytics, internal audit, investor relations, taxes, treasury and information technology bring important experience and skills to the Board.

Former Public Company Directorship: QEP Midstream Partners, LP (from December 2014 until August 2015)

STEPHAN E. TOMPSETT, 40, was appointed Vice President and Treasurer in August 2016. From May 2015 through August 2016, he served as Chief Financial Officer, Logistics for TCI, a subsidiary of Tesoro. Prior to that time, Mr. Tompsett served in a variety of finance roles at Energy Transfer Partners from February 2011 to May 2015. From September 2008 to January 2011, he

104 | Tesoro Logistics LP

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

was Vice President, Corporate Development at Synthesis Energy Systems. He was an associate at JPMorgan from July 2005 to August 2008. Mr. Tompsett holds a Master of Business Administration degree from the University of Texas at Austin - Red McCombs School of Business and a Bachelors of Science degree in biology and mathematics from the University of Texas at Austin.

MICHAEL E. WILEY, 66, was elected as a member of the Board of Directors of our general partner in April 2015. Mr. Wiley has over 40 years of experience in the energy industry and has served as a member of the Board of Directors of Tesoro Corporation, which owns our general partner, since 2005. Most recently he served as Chairman of the Board, President and Chief Executive Officer of Baker Hughes Incorporated, an oilfield services company, from August 2000 until his retirement in October 2004. He was President and Chief Operating Officer of Atlantic Richfield Company, an integrated energy company, from 1998 through May 2000. Prior to 1998, he served as Chairman, President and Chief Executive Officer of Vastar Resources, Inc., an independent oil and gas company. Mr. Wiley is a director of Bill Barrett Corporation, an independent oil and gas company, and Post Oak Bank, N.A., a Houston-based community bank. He also serves as Chairman of Independent Trustees of Fidelity Sector Portfolios.

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

Other Current Public Company Directorships: Bill Barrett Corporation, Post Oak Bank, N.A., Tesoro Corporation (Tesoro and its subsidiaries collectively own approximately 34% of our partnership interests)

DIRECTOR INDEPENDENCE

The Board of Directors currently consists of eight directors, three of whom are independent and five of whom are representatives of Tesoro or our general partner. Because we are a limited partnership, we are not required to have a majority of independent directors. The Board undertook its annual review of director independence in February 2017 and in the process reviewed the independence of each director. The purpose of these reviews was to determine whether any of the directors had relationships or transactions that were inconsistent with a determination that the nominee is independent. Based on this review, the Board affirmatively determined that each of Messrs. Bromark, Lamanna and O’Connor has no material relationship with us and has satisfied the independence requirements of the New York Stock Exchange (“NYSE”) and our Corporate Governance Guidelines.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our general partner’s directors and executive officers, as well as holders of more than 10% of our voting stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock or other equity securities. Based on a review of those forms provided to us and any written representations, we believe that during the year ended December 31, 2016, our directors, executive officers and holders of more than 10% of our voting stock filed the required reports on a timely basis under Section 16(a).

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

December 31, 2016 | 105

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

COMMITTEES OF THE BOARD OF DIRECTORS

The Board has an Audit Committee and a Conflicts Committee, each of which has a written committee charter. The Audit Committee charter is available on our website at www.tesorologistics.com under “Corporate Governance.” The Board has determined that all of the members of the Audit and Conflicts Committees of the Board meet the independence requirements of the NYSE and the SEC, as applicable. Because we are a limited partnership, we are not required to have a compensation committee or a nominating/corporate governance committee.

AUDIT COMMITTEE. The Audit Committee assists the Board in fulfilling its responsibility to us and our unitholders relating to its oversight of management and its auditors concerning:

•	corporate accounting and financial reporting practices;

•	the quality and integrity of our financial statements;

•	the independent auditor’s qualifications, independence, and performance;

•	the performance of our internal audit function; and

•	our systems of disclosure controls and procedures and internal controls over financial reporting.

The Audit Committee is composed of Messrs. Bromark, Lamanna and O’Connor, each of whom the Board has determined is financially literate. The Board also has determined that each of Messrs. Bromark and O’Connor qualifies as an “audit committee financial expert,” as defined by SEC rules. Neither Mr. Lamanna nor Mr. O’Conner serves on the audit committees of more than three public companies, including us. Mr. Bromark currently serves on the audit committees of four public companies, including us. Our board has considered such service and determined that it does not impair Mr. Bromark’s ability to effectively serve on our Audit Committee. Mr. Bromark acts as Chair of the Audit Committee.

AUDIT COMMITTEE REPORT. The Audit Committee represents and assists the Board in fulfilling its responsibilities for general oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence and the performance of our internal audit function and independent audit firm.

The Audit Committee manages our relationship with our independent auditors (which report directly to the Audit Committee). The Audit Committee has the authority to obtain advice and assistance from outside legal, accounting or other advisors as the Audit Committee deems appropriate and receives appropriate funding, as determined by the Audit Committee, from us for such advice and assistance.

Our management is primarily responsible for our internal control and financial reporting processes. Our independent auditors, Ernst & Young LLP (“EY”), are responsible for performing an independent audit of our consolidated financial statements and an audit of our internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) and issuing their reports thereon. The Audit Committee monitors our financial reporting process and reports to the Board on its findings.

In this context, the Audit Committee reports:

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

(4)
Based on the review and discussions referred to in paragraphs (1) through (3) above, the Audit Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2016, for filing with the SEC.

The undersigned members of the Audit Committee have submitted this Report to the Board of Directors as of February 21, 2017.

Raymond J. Bromark, Chairman
James H. Lamanna

106 | Tesoro Logistics LP

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Thomas C. O’Connor

CONFLICTS COMMITTEE. Our partnership agreement contains provisions that modify and limit our general partner’s fiduciary duties to our unitholders. Our partnership agreement also restricts the remedies available to unitholders for actions taken by our general partner that, without those limitations, might constitute breaches of its fiduciary duty. Whenever a conflict arises between our general partner or its affiliates, on the one hand, and us and our limited partners, on the other hand, our general partner will resolve that conflict. Our general partner may, but is not required to, seek the approval of such resolution from our conflicts committee. The conflicts committee will determine whether the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence and experience standards established by the NYSE for audit committee members. Any matters approved by the conflicts committee will be conclusively deemed to be approved by all of our partners and not a breach by our general partner of any duties it may owe us or any other partners. Each of Messrs. Bromark, Lamanna and O’Connor serves on the Conflicts Committee, and Mr. O’Connor acts as Chair of the Conflicts Committee.

COMPENSATION DECISIONS. We do not have a compensation committee. Our Corporate Governance Guidelines provide that the Chairman of the Board and the independent directors are collectively responsible for:

•
reviewing our executive compensation programs to ensure that they are adequate to attract, motivate and retain competent executive personnel and that they directly and materially relate to our short-term and long-term objectives and operating performance;

•	reviewing and approving all aspects of direct and indirect compensation other than retirement and benefits for our executive officers who do not also serve as executive officers of Tesoro; and

•	administering and granting awards to our officers and employees under our long-term incentive plan.

The Chairman of the Board abstains from voting in any decision related to his own compensation, which is approved solely by the independent directors.

CODE OF BUSINESS CONDUCT AND CORPORATE GOVERNANCE GUIDELINES

We have adopted a Code of Business Conduct and Ethics for Senior Financial Executives that is specifically applicable to the CEO, the CFO, the Controller and persons performing similar functions. In addition, we have a Code of Business Conduct that applies to all of our directors, officers and employees. We have also adopted Corporate Governance Guidelines that, along with the charters of our Board committees, provide the framework for our governance processes. Our Code of Business Conduct and Ethics for Senior Financial Executives, Code of Business Conduct, and Corporate Governance Guidelines are available on our website at www.tesorologistics.com under “Corporate Governance.” We will post on our website any amendments to, or waivers from, either of our Codes requiring disclosure under applicable rules within four business days following the date of the amendment or waiver.

COMMUNICATING WITH THE BOARD

You may communicate with the Board, or directly with the Chairman of the Board, the Lead Director or the independent members of the Board by writing to:

c/o General Counsel
Tesoro Logistics GP, LLC
19100 Ridgewood Parkway
San Antonio, Texas 78259

The Audit Committee has established procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. Persons wishing to communicate with our Audit Committee may do so by writing to:

c/o Chairman of the Audit Committee
Tesoro Logistics GP, LLC
19100 Ridgewood Parkway
San Antonio, Texas 78259

December 31, 2016 | 107

EXECUTIVE COMPENSATION

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF OUR DIRECTORS

The directors of our general partner who also serve as officers or employees of either our general partner or Tesoro do not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of either our general partner or Tesoro receive compensation as “non-employee directors.”

Our general partner has adopted a director compensation program under which our general partner’s non-employee directors are compensated for their service as directors. Each non-employee director receives a compensation package consisting of the annual retainer described below, an additional retainer for service as the chair of a standing committee of $15,000 and meeting attendance fees of $1,500 per meeting (for attendance in person or by telephone). During 2016, the annual retainer was $142,000 for Messrs. Bromark, Lamanna and O’Connor, payable $61,000 in cash and $81,000 in an award of service phantom units. For Messrs. Goldman and Wiley, who also serve as directors of Tesoro, the annual retainer was $87,000 payable in cash. In addition to the compensation described above, we reimburse our non-employee directors for travel and lodging expenses they incur in connection with attending meetings of the board of directors or its committees.

Service phantom units granted to non-employee directors under the annual compensation package, or upon first election to the board of directors, under our long-term incentive plan vest one year from the grant date. Cash distribution equivalent rights accrue with respect to such equity-based awards and are distributed at the time such awards vest. If the non-employee director’s termination from the board is due to death or disability, his service phantom units will automatically vest along with any accrued cash distribution equivalent rights. If termination is due to any other reason, the non-employee director will receive a pro-rated award for the number of full months served during the vesting period along with any accrued cash distribution equivalent rights. The pro-rated award will vest one year from the grant date. The number of units granted is determined by dividing the equity portion of the annual retainer by the average closing price of our common units on the NYSE over a ten business-day period ending on the third business day prior to the grant date and rounding any resulting fractional units to the nearest whole unit. Service phantom units are granted annually to directors in conjunction with the Board’s approval of our Annual Report on Form 10-K, and any new non-employee director receives a pro-rata award of service phantom units upon joining the board. Messrs. Bromark, Lamanna and O’Connor each received 2,009 phantom units in conjunction with the Board’s approval of our Annual Report on Form 10-K in February 2016.

2016 DIRECTOR COMPENSATION TABLE

COMPENSATION PAID TO NON-EMPLOYEE DIRECTORS IN 2016

Name	Fees Earned or Paid in Cash (a)	Fair Value of Service Phantom Unit Awards (b) (c)	All Other Compensation	Total
Raymond J. Bromark	$127,000	$86,407	$—	$213,407
James H. Lamanna	109,000	86,407	—	195,407
Thomas C. O’Connor	127,000	86,407	—	213,407
Robert W. Goldman	105,000	—	—	105,000
Michael E. Wiley	102,000	—	—	102,000

(a)
The amounts shown in this column include the portion of the annual retainer earned in 2016, any individual retainers for serving as the chair of a committee earned in 2016 and the Board and committee meeting fees paid in 2016.

(b)	The amounts shown in this column represent the aggregate grant date fair value of the directors’ portion of the annual retainer paid in service phantom units computed in accordance with U.S. GAAP.

(c)
The following table shows the total service phantom units outstanding as of December 31, 2016 for each non-employee director. No options or other equity-based awards have been granted to the non-employee directors.

Name	Service Phantom Units Outstanding
Raymond J. Bromark	2,009
James H. Lamanna	2,009
Thomas C. O’Connor	2,009
Robert W. Goldman	—
Michael E. Wiley	—

108 | Tesoro Logistics LP

EXECUTIVE COMPENSATION

Compensation for our management directors is discussed below in Compensation Discussion and Analysis, the Summary Compensation Table and the other compensation tables included herein.

COMPENSATION DISCUSSION AND ANALYSIS

We do not directly employ any of the persons responsible for managing our business. All of our general partner’s executive officers and other personnel necessary for our business are employed and compensated by our general partner or Tesoro, in each case subject to the terms of our Amended Omnibus Agreement described below.

NAMED EXECUTIVE OFFICERS. This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner’s executive compensation programs and the key executive compensation decisions that were made for 2016. It also explains the most important factors relevant to those decisions. This CD&A provides context and background for the compensation for our named executive officers (“NEOs”), as reflected in the compensation tables that follow the CD&A. Our NEOs for 2016 were:

•	Gregory J. Goff, Chief Executive Officer and Chairman of the Board;

•	Steven M. Sterin, Executive Vice President, Chief Financial Officer and Director;

•	Phillip M. Anderson, President and Director;

•	Don J. Sorensen, Senior Vice President, Operations; and

•	Kim K. W. Rucker, Executive Vice President and General Counsel.

OVERVIEW - COMPENSATION DECISIONS AND ALLOCATION OF COMPENSATION EXPENSES. Messrs. Goff and Sterin, and Ms. Rucker are also named executive officers of Tesoro. Therefore, responsibility and authority for compensation-related decisions is determined as follows:

•
Mr. Anderson - Although he serves as a member of Tesoro’s executive committee, Mr. Anderson’s only officer role within Tesoro is as the President of our general partner and its subsidiaries. Decisions related to his compensation are made by our general partner’s board of directors, but are based in large part on the recommendation of the compensation committee of Tesoro’s board of directors. Because several of our general partner’s directors are also officers of our general partner or Tesoro, our general partner’s board of directors has delegated these compensation decisions to the Chairman of the Board and the independent directors.

•
Mr. Sorensen - Mr. Sorensen is employed by our general partner and serves as an officer of our general partner and its subsidiaries. He also serves a broader role as Senior Vice President, Logistics of Tesoro Companies, Inc., Tesoro Refining & Marketing Company LLC and several other Tesoro subsidiaries. Because of this role as a Senior Vice President of Tesoro, decisions related to Mr. Sorensen’s compensation are made by Tesoro’s compensation committee. However, because Mr. Sorensen also serves as an executive officer of our general partner and our general partner pays a significant portion of his compensation, decisions related to his compensation must be approved by our general partner’s board of directors (based in large part on the recommendation of the Tesoro’s compensation committee). These compensation decisions are delegated to the Chairman of the Board and the independent directors.

•
Messrs. Goff and Sterin, and Ms. Rucker - Decisions related to compensation of our general partner’s executive officers that are employed by Tesoro are made by Tesoro’s compensation committee. Any determination with respect to awards made under the Tesoro Logistics LP 2011 Long-Term Incentive Plan (as amended and restated, the “LTIP”) to executive officers and other employees of Tesoro are delegated to the Chairman of the Board and the independent directors of our general partner; however, such awards may only be made following the recommendation of Tesoro’s compensation committee. Any other compensation decisions for these individuals are not subject to any approvals by our general partner’s board of directors or committees.

Messrs. Goff and Sterin, and Ms. Rucker generally devote less than a majority of their total business time to our general partner and us. Mr. Anderson is the only NEO whose time and compensation (other than certain long-term incentive grants made directly from Tesoro Corporation) is allocated 100% to our general partner. During 2016, Mr. Sorensen’s time and compensation (other than certain long-term incentive grants made directly from Tesoro Corporation) was allocated approximately 90% to our general partner and 10% to Tesoro and its other affiliates.

December 31, 2016 | 109

EXECUTIVE COMPENSATION

Under the terms of the Amended Omnibus Agreement, we currently pay an annual administrative fee to Tesoro of $11 million for the provision of general and administrative services for our benefit. Additionally, we reimbursed Tesoro and its subsidiaries, including our general partner, for expenses incurred on our behalf, including 100% of Mr. Anderson’s compensation expenses and 90% of Mr. Sorensen’s compensation expenses (in each case, other than certain long-term incentive grants made directly from Tesoro), which is allocated to us pursuant to Tesoro’s allocation methodology. The general and administrative services covered by the annual administrative fee of the Amended Omnibus Agreement include, without limitation, information technology services; legal services; health, safety and environmental services; human resources services; executive management services of Tesoro employees who devote less than 50% of their business time to the business and affairs of TLLP; financial and administrative services (including treasury and accounting); and insurance coverage under Tesoro insurance policies. None of the services covered by the administrative fee are assigned any particular value individually. Although certain NEOs provide services to both us and Tesoro, no portion of the administrative fee is specifically allocated to services provided by the NEOs to us; rather, the administrative fee covers services provided to us by Tesoro and, except as described above with respect to Messrs. Anderson and Sorensen, we do not reimburse for the cost of such services. Tesoro is ultimately responsible for the total compensation of Messrs. Goff, Sterin, and Ms. Rucker.

In addition to the matters discussed above, we compensated each of the NEOs for the services he or she provides us through awards of equity-based compensation under the LTIP. None of the cash compensation paid or other benefits provided to Messrs. Goff or Sterin or Ms. Rucker, was allocated to the services they provided to us and therefore, only the LTIP awards granted to them are disclosed herein. Information with respect to other compensation decisions for Messrs. Goff and Sterin and Ms. Rucker can be found in Tesoro’s annual proxy statement.

COMPENSATION PHILOSOPHY. Compensation of our NEOs who are employed by our general partner is structured in a manner similar to how Tesoro compensates its executive officers. The following discussion reflects such executive compensation philosophy and pay practices as they relate to how officers who are employed by our general partner are compensated. The elements of compensation discussed below, and any decisions with respect to future changes to the levels of such compensation, are subject to the discretion of Tesoro’s compensation committee, or, with respect to executive officers employed by our general partner, our general partner’s Chairman of the Board and independent directors. References to our compensation philosophy and program refer to the compensation philosophy of our general partner or Tesoro, as applicable.

Our compensation philosophy is to offer competitive compensation and benefit programs that will attract and retain the talented executives and employees who are critical to executing our strategic priorities and exemplifying our core values.

Our executive compensation programs are comprised of a mix of fixed and variable cash and equity-based pay with a significant portion of actual total compensation dependent on meeting financial and operational objectives.

Our executive compensation programs are designed around the following concepts:

•	rewarding leaders for delivery of outstanding business results and driving a performance-oriented culture;

•	promoting and sustaining exceptional performance over time to generate long-term growth in unitholder value; and

•	leading by our guiding principles, which are core values, exceptional people, shared purpose, powerful collaboration and superior execution.

Our approach allows us to reward our executives for delivering value to unitholders while reducing or eliminating overall compensation levels if we do not achieve our goals or consistently underperform our peers.

COMPENSATION CONSULTANTS. Our general partner does not have a compensation committee, and its Board of Directors has not hired its own compensation consultant. BDO USA, LLP was engaged to provide compensation consulting services and market data to Tesoro’s and our general partner’s compensation department and executive management, which the Board may use from time to time to make compensation decisions.

COMPARATIVE ANALYSIS. In October 2015, a market study was presented to the Chairman of the Board and independent directors of our general partner in contemplation of 2016 compensation decisions. A similar market study was presented to the Chairman of the Board and independent directors of our general partner in October 2016 in contemplation of 2017 compensation decisions. The compensation peer group used for general pay comparison purposes was initially developed near the time of our April 2011 initial public offering. Chairman of the Board and independent directors review the peer group annually and consider changes based on acquisitions, consolidations and spin-offs.

110 | Tesoro Logistics LP

EXECUTIVE COMPENSATION

Our compensation peer group used for 2016 compensation decisions is shown below. The group includes 17 master limited partnerships (“MLPs”) with a median market capitalization (as of September 2015) of approximately $4.06 billion and ranging from approximately $0.96 billion to approximately $17.51 billion. Our market capitalization as of such date was approximately $3.94 billion. Because the number of MLPs in the energy industry is relatively small, only a portion of the peer companies are involved in the liquid petroleum products business and only a portion of them are sponsored MLPs (as opposed to stand-alone MLPs) with a parent company like Tesoro. Peer data is supplemented with total compensation information extracted from a general industry survey. For purposes of the performance phantom units granted in February 2016, we used a separate performance peer group, as discussed in more detail below under “Long-Term Incentives.”

•	Buckeye Partners, L.P.	•	Shell Midstream Partners, L.P.
•	DCP Midstream Partners, LP	•	Spectra Energy Partners, LP
•	EnLink Midstream Partners LP	•	Summit Midstream Partners, L.P.
•	Genesis Energy, L.P.	•	Sunoco Logistics Partners L.P.
•	Holly Energy Partners, L.P.	•	Targa Resources Partners LP
•	MarkWest Energy Partners, L.P.	•	Valero Energy Partners, L.P.
•	MPLX, L.P.	•	Western Gas Partners, LP
•	NuStar Energy L.P.	•	Western Refining, Logistics, L.P.
•	Phillips 66 Partners, L.P.

ELEMENTS OF EXECUTIVE COMPENSATION. Our executive compensation programs have been designed to create a pay for performance culture. Our executive compensation programs are comprised of a mix of fixed and variable cash and equity-based pay with a significant portion of actual total compensation dependent on meeting financial and operational objectives. Our executive officers receive their maximum reward opportunity only if we perform exceptionally well, and our unitholders benefit from that performance.

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

Our emphasis on variable, or at risk, components of incentive pay results in actual compensation ranging above or below targeted amounts based on achievement of the objectives established in our annual and long-term incentive plans and changes in the value of our units. While we assess each compensation component separately, the aggregate total direct compensation is considered in the context of the overall pay determination. Our strategy also includes ongoing evaluation and adaptation, as necessary, of our compensation programs to ensure continued alignment between company performance and pay.

December 31, 2016 | 111

EXECUTIVE COMPENSATION

BASE SALARIES.  Base salaries for our NEOs employed by our general partner are structured in accordance with Tesoro’s overall compensation program and pay practices and are reviewed annually by our general partner’s Chairman of the Board and independent directors. As part of the Chairman and independent directors’ annual review of compensation in February 2016, Mr. Anderson’s salary was increased from $363,000 to $380,000 to reflect the additional experience that he had developed in his current role and to bring his base salary to a more competitive level based on the market study data. Mr. Sorensen’s salary was increased from $380,000 to $410,000 to bring his base salary to a more competitive level based on the market study data.

ANNUAL PERFORMANCE INCENTIVES.  Tesoro and our general partner believe that annual cash-based incentives drive achievement of annual performance goals and objectives, which create additional unitholder value. In February 2016, Tesoro’s compensation committee approved the terms of the 2016 Incentive Compensation Program (the “ICP”) for Tesoro’s NEOs and other employees. Due to the relationship between us, our general partner and Tesoro, each of Messrs. Anderson and Sorensen was eligible to participate in Tesoro’s ICP. However, their continued participation and level of participation is subject to the approval of our general partner’s Chairman of the Board and independent directors.

Tesoro’s ICP structure uses a mix of objectives designed to focus management on key areas of performance and allows for cascading corporate goals down the Tesoro organization from corporate through business units to individuals (such as Messrs. Anderson and Sorensen). Tesoro’s ICP provides all employees under the program with the same upward and downward bonus opportunity (0% below threshold; 50% at threshold; 100% at target; 200% at maximum). The calculation of total 2016 ICP bonus payout to an employee is determined as follows, with each element described further below:

Total ICP Bonus Payout	=	[	Bonus Eligible Earnings	x	Target Bonus %	x	% Overall Performance Achieved*	]	+/-	Individual Performance Adjustment
* Weighted average blended rate composed of corporate performance rate and business unit rate, as explained in further detail below.

Bonus Eligible Earnings is based on salary earned during the 2016 calendar year.

Target Bonus Opportunities (%) for Messrs. Anderson and Sorensen were set as a percentage of salary consistent with similar positions within Tesoro’s organization as follows: Mr. Anderson - 75%, and Mr. Sorensen - 65%. These amounts reflect an increase from 2015 in the target bonus amounts for Mr. Anderson (70% in 2015) and Mr. Sorensen (60% in 2015) to maintain relative market competitiveness.

PERFORMANCE OBJECTIVES FOR DETERMINING OVERALL PERFORMANCE ACHIEVED (%). Tesoro’s ICP structure uses a mix of objectives designed to focus management on key areas of performance. 2016 ICP payouts were determined by measuring performance against pre-established performance levels for two equally weighted components: (i) Tesoro’s corporate performance and (ii) the executive’s business unit performance. Tesoro’s compensation committee may adjust performance results and the individual business units’ results to take into account unplanned or unanticipated business decisions or events that are outside of management’s control, unusual or non-recurring items, and other factors, to determine the total amount, if any, payable under the 2016 ICP.

COMPONENT 1 - TESORO’S CORPORATE PERFORMANCE. The first component of the ICP is Tesoro’s corporate performance, including EBITDA, cost management, business improvement, and safety and environmental measures (ranked in order of weighting).

•
EBITDA was the most heavily weighted metric and is measured on a margin neutral basis, rather than a reported basis, by excluding fluctuations in commodity prices (and thereby fluctuations in margins) over which management has little influence. Similarly, adjustments were made for the 2016 ICP to exclude the impact of inventory valuation adjustments related to changes in commodity prices. Targets for this component are based on Tesoro’s annual business plan.

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

112 | Tesoro Logistics LP

EXECUTIVE COMPENSATION

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

Corporate Goals	Weighting (%)	% Achieved
Margin-neutral EBITDA of $3.122 billion	50	92%
Management of costs to no more than $3.254 billion	17.5	92%
Business improvements (including CII, synergy and other projects and initiatives) of $252 million	17.5	200%
Personal Safety improvement	5	200%
Process Safety Management improvement	5	200%
Environmental improvement	5	200%
Overall Tesoro Corporate Performance Achieved		127%

The corporate performance component of the ICP also determines the overall funding of the program for all of Tesoro’s employees (including employees of our general partner). While individual business unit results vary, the total payout for all Tesoro business units is equal to the 127% funded value reflecting Tesoro corporate performance.

COMPONENT 2 - BUSINESS UNIT RESULTS. The second ICP component was more specifically tailored to the performance of each individual’s business unit. Tesoro’s business unit goals are directly aligned with corporate objectives and are measured using common criteria to promote consistency throughout the Tesoro organization. Business unit criteria include safety and environmental, cost management, improvements in EBITDA and business improvement and value creation initiatives. Like the overall structure of the ICP, the business unit targets were set at stretch levels that were challenging, and would generate significant value for our unitholders. For Mr. Anderson, this component was tied to the performance of TLLP. Mr. Sorensen’s business unit results were tied to the performance of Tesoro logistical assets (including TLLP, as well as logistical assets for which TLLP may have a right of first offer or which Tesoro has indicated it may offer to TLLP for purchase in the future). The TLLP 2016 performance metrics and results applicable to the ICP are summarized below. We have not disclosed business unit targets for the performance of Tesoro’s other logistical assets (which are applicable to a portion of Mr. Sorensen’s ICP) because such disclosure would cause competitive harm to Tesoro and to us.

TLLP Goals	Weighting (%)	Result / Performance
EBITDA of $796 million for 2016 base business	15	$720 million (below target)
Various Business Improvement Objectives (including improvement in EBITDA through Optimization and Organic Initiatives of $115 million)	60	$70 million (below target)
OSHA combined recordable rate of 0	10	1 recordable injury (below target)
Management of costs to no more than $7.66 million	15	$6.26 (above target)
Overall TLLP Performance Achieved		110%

INDIVIDUAL PERFORMANCE ADJUSTMENTS. The Chairman of the Board and independent directors of our general partner have the discretion to adjust the awards to Messrs. Anderson and Sorensen based on their assessment of each executive’s performance relative to successful achievement of goals, business plan execution, and other leadership attributes. Adjustments are applied as a percentage of an individual target bonus opportunity. In recognition of Mr. Anderson’s role in driving continued growth of TLLP through business development activities, the Chairman and independent directors of our general partner recommended a 10% upward adjustment to Mr. Anderson’s ICP award.

December 31, 2016 | 113

EXECUTIVE COMPENSATION

OVERALL PERFORMANCE AND PAYOUTS. The following table shows the specific bonus targets, level of achievement (including the adjustments described above), individual performance adjustment and annual bonus payment for Messrs. Anderson and Sorensen:

Name	Bonus Eligible Earnings	Target Bonus	Overall Performance Achieved	Calculated Bonus Payout	Individual Performance Adjustments (Increase/ Decrease)	Total Bonus Payout
Phillip M. Anderson	$378,038	75%	110%	$311,882	10%	$340,235
Don J. Sorensen	$406,538	65%	125%	$330,312	—	$330,312

GRANT OF LONG-TERM INCENTIVES.  We believe that our senior leaders, including our NEOs, should have an ongoing stake in our success and their interests should be aligned with those of our unitholders. Accordingly, we believe that these leaders should have a considerable portion of their total compensation provided in the form of equity-based incentives.

Our general partner has adopted the LTIP primarily for the benefit of eligible officers, employees and directors of our general partner and its affiliates, including Tesoro, who perform services for us. Awards are generally made on an annual basis to reward service or performance by our general partner’s outside directors, executive officers and key employees. Awards under the LTIP for individuals that are employed by Tesoro must first be recommended by Tesoro’s compensation committee.

Following a recommendation by Tesoro’s compensation committee, in the first quarter of 2016, the Chairman and independent directors of our general partner granted awards under the LTIP to our NEOs. Each of our NEOs received a grant of performance phantom units that will vest based on the achievement of relative total unitholder return over a performance period from January 1, 2016 through December 31, 2018, as compared to a performance peer group of companies. The peer companies currently include Boardwalk Pipeline Partners, LP; Buckeye Partners, L.P.; DCP Midstream Partners, LP; Enbridge Energy Partners, L.P.; EnLink Midstream Partners, LP; EQT Midstream Partners LP; Genesis Energy L.P.; Holly Energy Partners L.P.; Magellan Midstream Partners L.P.; MPLX L.P.; NuStar Energy L.P.; Sunoco Logistics Partners L.P.; Targa Resources Partners LP; ONEOK Partners, L.P.; and Western Gas Partners, LP. These companies were selected based on our view that key stakeholders compare our business results and relative performance with these companies. The payout will range from none of the units vesting to vesting of 200% of the units as shown below.

Relative Total Unitholder Return	Payout as a % of Target
90th percentile and above	200%
75th percentile	150%
50th percentile	100%
30th percentile	50%
Below 30th percentile	—

The number of units granted was based on Tesoro’s compensation structure in which executive officers and key employees receive a target value of long-term incentive awards. For Messrs. Anderson and Sorensen, this value was awarded 50% in our performance phantom units and 50% in Tesoro performance equity awards. The compensation expense for the Tesoro performance equity awards granted to Messrs. Anderson and Sorensen is not allocated to us. For Messrs. Goff and Sterin, and Ms. Rucker, 25% of their 2016 long-term incentive value was recommended by Tesoro’s compensation committee and awarded by our general partner’s Board. The Tesoro compensation committee and our general partner believe that these allocations are appropriate given each executive’s responsibilities. The performance phantom units granted to our NEOs in 2016 received tandem distribution equivalent rights to receive an amount equal to all or a portion of the cash distributions made on units during the period such phantom units remain outstanding.

PAYOUT OF LONG-TERM INCENTIVES. The performance phantom units granted to executives in February 2014 represented the right to receive common units at the end of the January 1, 2014 through December 31, 2016 performance period depending upon TLLP’s achievement of relative total unitholder return against a defined performance peer group. TLLP’s total unitholder return of 5.43% ranked in the 33rd percentile, which resulted in a payout of 58.33% of the target amount in January 2017. These payouts are reported in “Executive Compensation - Compensation Tables and Narratives - Option Exercises and Stock Vested in 2016.”

EXECUTIVE BENEFITS.  In order to promote consistency with Tesoro’s overall competitive practices and our compensation philosophy and to adopt a best practice compensation design, our executive officers are generally not entitled to any perquisites.

114 | Tesoro Logistics LP

EXECUTIVE COMPENSATION

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

MANAGEMENT STABILITY AGREEMENTS AND OTHER SEVERANCE BENEFITS. Prior to August 2016, Tesoro had management stability agreements with Messrs. Anderson and Sorensen in order to ensure continued stability, continuity and productivity among members of its management team. On August 2, 2016, Tesoro Corporation and Mr. Sorensen entered into a Waiver and Release (the “Waiver”) to the Amended & Restated Management Stability Agreement originally executed on December 31, 2008. Under the terms of the Waiver, Mr. Sorensen waived and released any and all rights and benefits under the management stability agreement and the parties formally terminated the management stability agreement. In light of the termination of the management stability agreement, Mr. Sorensen now participates in Tesoro’s Executive Severance and Change-in-Control Plan.

These arrangements contain change-in-control provisions, as described in more detail below, which Tesoro provides to help it to attract and retain talented individuals for these important positions. In addition, each of these named executive officers participates in the severance policy maintained for Tesoro’s employees, as described in more detail below. We will be required to reimburse Tesoro for any amounts provided to Messrs. Anderson and Sorensen under their arrangements in proportion to the percentage of their total compensation allocated to us. The potential payouts associated with termination events are reported in the “2016 Potential Payments Upon Termination or Change in Control”.

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

December 31, 2016 | 115

EXECUTIVE COMPENSATION

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

The undersigned members of the Committee have submitted this Report to the Board of Directors as of February 21, 2017.

Gregory J. Goff
Raymond J. Bromark
James H. Lamanna
Thomas C. O’Connor

2016 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (a)	Unit Awards (b)	Non-Equity Incentive Plan Compensation (c)	Change in Pension Value and Non-qualified Compensation Earnings (d)	All Other Compensation (e)	Total
Gregory J. Goff Chairman and Chief Executive Officer	2016	$ (f)	$2,129,175	$ (f)	$ (f)	$ (f)	$2,129,175
	2015	(f)	2,345,798	(f)	(f)	(f)	2,345,798
	2014	(f)	1,917,842	(f)	(f)	(f)	1,917,842
Phillip M. Anderson President	2016	378,365	202,820	340,235	250,421	11,341	1,183,182
	2015	361,700	211,123	380,586	196,615	26,247	1,176,271
	2014	349,102	213,154	462,103	361,397	19,074	1,404,830
Don J. Sorensen Senior Vice President, Operations	2016	366,404	243,345	297,281	269,017	387,525	1,563,572
	2015	342,000	234,633	318,745	153,939	281,277	1,330,594
Steven M. Sterin Vice President and Chief Financial Officer	2016	(f)	431,919	(f)	(f)	(f)	431,919
	2015	(f)	410,558	(f)	(f)	(f)	410,558
	2014	(f)	—	(f)	(f)	(f)	—
Kim K.W. Rucker Vice President and General Counsel	2016	(f)	324,444	(f)	(f)	(f)	324,444

(a)
The amounts shown in this column reflect the base salary expense that was allocated to us by Tesoro. For Mr. Anderson, this includes 100% of his base salary expense from the date of our initial public offering in April 2011 through December 31, 2016. For Mr. Sorensen, this includes 90% of his base salary expense from January 1, 2015 through December 31, 2016.

116 | Tesoro Logistics LP

EXECUTIVE COMPENSATION

(b)
The amounts shown in this column for 2016 reflect the aggregate grant date fair value of performance phantom units granted during the fiscal year, calculated in accordance with U.S. Generally Accepted Accounting Principles. The aggregate grant date fair value of such performance phantom units at the highest level of performance, resulting in 200% payout, would be as follows: Mr. Goff - $4,258,350; Mr. Anderson - $405,640; Mr. Sorensen - $486,691; Mr. Sterin - $863,837; and Ms. Rucker - $648,889. For Messrs. Goff and Sterin, and Ms. Rucker, this amount represents 25% of their 2016 long-term incentive values as recommended by the Tesoro compensation committee and awarded by the Board of our general partner. For Mr. Goff, this amount was increased from 20% of his total long-term incentive compensation in 2014. This column does not include grants of performance share awards or market stock units to the executive officers by Tesoro, which are not allocated to us.

(c)
The amounts shown in this column reflect the compensation expense allocated to us by Tesoro with respect to awards under Tesoro’s ICP. The Partnership’s portion of such expense is 100% for Mr. Anderson. For 2016, the Partnership’s portion of such expense is 90% for Mr. Sorensen.

(d)
The amount shown in this column reflects the change in pension value during the fiscal year. The amount shown in the column for Mr. Anderson is 100%. The amount shown in the column for Mr. Sorensen in 2016 is 90%.

(e)	The amounts shown in this column for 2016 is 100% for Mr. Anderson and 90% for Mr. Sorensen and reflect the following:

(1)
Tesoro Thrift Plan Contributions: Tesoro provides matching contributions dollar-for-dollar up to 6% of eligible earnings for all employees who participate in the Tesoro Thrift Plan. The matching contributions for 2016 were $11,341 for Mr. Anderson and $14,310 for Sorensen. In addition, Tesoro provides a profit-sharing contribution to the Thrift Plan. This discretionary contribution, calculated as a percentage of employee’s base pay based on a pre-determined target for the calendar year, can range from 0% to 4% based on actual performance.

(2)
Tesoro Executive Deferred Compensation Contributions: Tesoro will match the participant’s base salary contributions dollar-for-dollar up to 4% eligible earnings above the IRS salary limitation (i.e., $265,000 for 2016). The matching contribution for 2016 was $18,734 for Mr. Sorensen.

(3)	Tesoro Relocation Benefits: Tesoro provided benefits in 2016 under its relocation program for Mr. Sorensen in connection with his promotion in the amount of $354,481.

(f)
As noted above, no compensation has been reported for Mr. Goff, Mr. Sterin, and Ms. Rucker because, other than grants of performance phantom units, none of their compensation is allocated to us. The $11 million annual administrative fee under the Amended Omnibus Agreement covers a variety of services provided to TLLP by Tesoro and no portion is specifically allocated to services provided by these individuals to TLLP.

GRANTS OF PLAN-BASED AWARDS IN 2016

Name	Award Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts Under Equity Incentive Plan Awards (b)			Grant date fair value of unit awards (c)
			Threshold	Target	Maximum	Threshold	Target	Maximum
Gregory J. Goff	Phantom Units	2/9/2016	$—	$—	$—	$22,119	$44,238	$88,476	$2,219,175
Phillip M. Anderson	Annual Incentive	N/A	141,764	283,529	567,058	—	—	—	—
	Phantom Units	2/9/2016	—	—	—	2,107	4,214	8,428	202,820
Don J. Sorensen	Annual Incentive	N/A	118,913	237,825	475,650	—	—	—	—
	Phantom Units	2/9/2016	—	—	—	2,528	5,056	10,112	243,345
Steven M. Sterin	Phantom Units	2/9/2016	—	—	—	4,487	8,974	17,948	431,919
Kim K.W. Rucker	Phantom Units	3/14/2016	—	—	—	3,371	6,741	13,482	324,444

(a)
These columns show the range of awards under the ICP for which we would be allocated responsibility, which is described in the section “Annual Performance Incentives” in the Compensation Discussion and Analysis. The “threshold” column represents the minimum payout for the performance metrics under the ICP assuming that the minimum level of performance is attained. The “target” column represents the amount payable if the performance metrics are reached. The “maximum” column represents the maximum payout for the performance metrics under the ICP assuming that the maximum level of performance is attained. The general partnership’s portion of Tesoro’s 2016 ICP reflected is 100% for Mr. Anderson and 90% for Mr. Sorensen. We are not responsible for any portion of the other NEOs’ 2016 ICP.

(b)
The amounts shown in these columns represent the number of performance phantom units granted during 2016 under the LTIP as described in the section “Long-Term Incentives” in the CD&A. This performance phantom unit award is contingent on our achievement of relative total unitholder return at the end of the performance period from January 1, 2016 through December 31, 2018. Actual payouts will vary based on relative total unitholder return from none of the units vesting to a threshold vesting of 50% of the units up to a maximum vesting of 200% of the units.

(c)	The amounts shown in this column represent the grant date fair value of the awards computed in accordance with financial accounting standards.

December 31, 2016 | 117

EXECUTIVE COMPENSATION

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR END

There have been no issuances of options to purchase our units.

	Equity Awards
Name	Grant Date	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Units, Units or Other Rights That Have Not Vested (a) (b)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units, Units or Other Rights That Have Not Vested (a) (b)
Gregory J. Goff	2/9/2016	—	$—	44,238	$2,359,522
	2/12/2015	—	—	35,122	1,976,824
Phillip M. Anderson	2/9/2016	—	—	4,214	224,762
	2/12/2015	—	—	3,161	177,915
Don J. Sorensen	2/9/2016	—	—	5,056	269,672
	2/12/2015	—	—	3,513	197,727
Steven M. Sterin	2/9/2016	—	—	8,974	478,646
	2/12/2015	—	—	6,147	345,981
Kim K.W. Rucker	3/14/2016	—	—	6,741	359,545

(a)
These awards represent performance phantom units, which provide the right to receive a number of common units at the end of the performance period depending upon our achievement of relative total unitholder return against a defined performance peer group. The closing price of our common units on December 30, 2016 of $50.81, as reported on the NYSE, was used to calculate the market value of the unvested unit awards.

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

	Dividend Equivalent Rights Accrued as of 12/31/2016 ($)
Name	TLLP Performance Phantom Units Granted February 2016 for all NEOs other than Ms. Rucker (Granted March 2016) (Performance Period of 1/1/2016-12/31/2018)	TLLP Performance Phantom Units Granted February 2015 (Performance Period of 1/1/2015-12/31/2017)
Gregory J. Goff	111,789	192,275
Philip M. Anderson	10,649	17,305
Don J. Sorensen	12,777	19,232
Steven M. Sterin	22,677	33,652
Kim K.W. Rucker	17,035	—

118 | Tesoro Logistics LP

EXECUTIVE COMPENSATION

OPTION EXERCISES AND STOCK VESTED IN 2016

We have not granted any options to purchase our units.

	Unit Awards
Name	Number of Units Acquired on Vesting (a)	Value Realized on Vesting (b)
Gregory J. Goff	16,459	$1,025,552
Philip M. Anderson	1,830	114,026
Don J. Sorensen	—	—
Steven M. Sterin	—	—
Kim K.W. Rucker	—	—

(a)	Reflects the vesting of the payout of the performance phantom units that were granted in 2014 for Messrs. Goff and Anderson.

(b)
The value realized on the payout of the performance phantom units was calculated based on the number of units granted multiplied by the performance payout factor approved by our general partner’s Board of Directors on January 17, 2017 and then multiplied by the closing price of the common units on that date. Of the amounts realized for the performance phantom units payout, the amounts paid in distribution equivalent rights to the NEOs were: Mr. Goff - $131,499; and Mr. Anderson - $14,621.

PENSION BENEFITS IN 2016

The estimated pension benefits provided under the Tesoro Corporation Retirement Plan (the “Retirement Plan”) and the Restoration Retirement Plan for our NEOs are set forth below.

Name	Plan Name	Years of Credited Service (a)	Present Value of Accumulated Benefit (b)	Payments During Last Fiscal Year
Gregory J. Goff	— (c)	— (c)	$ — (c)	— (c)
Philip M. Anderson	Tesoro Corporation Retirement Plan	12	568,905	—
	Restoration Retirement Plan	12	1,057,640	—
Don J. Sorensen	Tesoro Corporation Retirement Plan	22	850,118	—
	Restoration Retirement Plan	22	608,891	—
Steven M. Sterin	— (c)	— (c)	— (c)	— (c)
Kim K.W. Rucker	— (c)	— (c)	— (c)	— (c)

(a)
Due to a freeze of credited service as of December 31, 2010, credited service values for the Tesoro Corporation Retirement Plan are less than actual service values. Credited service is used to calculate the Final Average Pay portion of the Retirement Plan benefit. The Cash Balance portion of the retirement benefit that went into effect on January 1, 2011 does not utilize credited service.

(b)
The present values of the accumulated plan benefits are equal to the value of the retirement benefits at the earliest unreduced age for each plan using the assumptions as of December 31, 2016 for financial reporting purposes. These assumptions include a discount rate of 4.12%, a cash balance interest crediting rate of 3.12%, the use of the RP-2016 Mortality Table with generational mortality improvements in accordance with Scale MP-2016 and for the Tesoro Corporation Retirement Plan, that each employee will elect a lump sum payment at retirement using an interest rate of 4.12% and the PPA 2017 Mortality Table. The Partnership reimburses Tesoro for the pension expense that is allocated to us for employees of our general partner. During 2016, the portion of each NEO’s pension expense was allocated to us based on their service to us as follows: 100% for Mr. Anderson and 90% for Mr. Sorensen. However, the amounts reflected in the above table represent the full present value of the accumulated benefit for Mr. Sorensen.

(c)
No portion of the compensation expense for retirement benefits to Mr. Goff, Mr. Sterin, and Ms. Rucker is allocated to us. The $11 million annual administrative fee under the Amended Omnibus Agreement covers a variety of services provided to TLLP by Tesoro, and no portion is specifically allocated to services provided by these individuals to TLLP.

December 31, 2016 | 119

EXECUTIVE COMPENSATION

DESCRIPTION OF RETIREMENT OR PENSION PLANS IN WHICH OUR NEOs PARTICIPATE

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

As of the end of fiscal 2016,
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

As of December 31, 2016, the present value of these death and disability benefits were as follows: Mr. Anderson - $845,077 for death and $1,233,623 for disability; Mr. Sorensen - $426,667 for death and $927,752 for disability. The Partnership would reimbursement Tesoro for any such expense that was allocated to us during each NEO’s service to the Partnership as follows: 100% for Mr. Anderson and 90% for Mr. Sorensen.

120 | Tesoro Logistics LP

EXECUTIVE COMPENSATION

NON-QUALIFIED DEFERRED COMPENSATION IN 2016

The following table sets forth information regarding the contributions to and year-end balances under Tesoro Corporation Executive Deferred Compensation Plan for the NEOs in 2016. Pursuant to the terms of the Amended Omnibus Agreement, a portion of the expense related to this plan is allocated to us by Tesoro. The allocated expense, if any, for each of Messrs. Anderson and Sorensen is included in the All Other Compensation column of the Summary Compensation Table. The value of an employee’s balance shown below may be tied significantly to contributions made prior to the time such employee began providing services to the Partnership and is not reflective of the expenses allocated to us. We are not allocated any portion of the expense for Messrs. Goff, Sterin and Ms. Rucker.

Name	Executive Contributions in Last Fiscal Year (a)	Registrant Contributions in Last Fiscal Year (b)	Aggregate Earnings in Last Fiscal Year (c)	Aggregate Withdrawals/Distributions	Aggregate Balance at Last Fiscal Year-End (d)
Gregory J. Goff	$—	$—	$—	$—	$—
Philip M. Anderson	—	—	498	—	7,580
Don J. Sorensen	24,392	20,815	19,505	—	242,279
Steven M. Sterin	—	—	—	—	—
Kim K.W. Rucker	—	—	—	—	—

(a)	The amounts shown include amounts reflected in the base salary column of the Summary Compensation Table for Mr. Sorensen.

(b)	The amounts shown include amounts reflected in the All Other Compensation column of the Summary Compensation Table for Messrs. Anderson and Sorensen.

(c)
The amounts shown reflect the change in the market value pertaining to the investment funds in which the NEOs have chosen to invest their contributions and the company’s contribution under the Tesoro Corporation Executive Deferred Compensation Plan.

(d)
A portion of the amounts disclosed in this column for Messrs. Anderson and Sorensen have previously been reported in the Summary Compensation Tables for previous years, including the following amounts: Mr. Anderson - $4,398 for 2015 and $2,170 for 2014; and Mr. Sorensen - $48,043 for 2015.

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
Company Contributions
We will match the participant’s base salary contributions dollar-for-dollar up to 6% of eligible earnings above the IRS salary limitation (i.e., $265,000 for 2016).

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

2016 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

The following tables reflect the estimated amount of compensation for each of the NEOs upon certain termination events. Such compensation is in addition to the pension benefits for Messrs. Anderson and Sorensen, including certain termination-related pension benefits, described under the heading “Pension Benefits in 2016.” The amounts shown below assume that the applicable termination occurred as of December 31, 2016 and are based on the agreements and arrangements in place on such date. The actual payments an executive would be entitled to may only be determined based upon the actual occurrence and circumstances surrounding the termination. The compensation and benefits (excluding their equity awards granted by the Partnership) for Messrs. Goff, Sterin, and Ms. Rucker would be paid by Tesoro and not the Partnership under these termination scenarios. Below are the assumptions used in determining the estimated payments upon various termination scenarios.

December 31, 2016 | 121

EXECUTIVE COMPENSATION

Messrs. Anderson and Sorensen are eligible for certain benefits either under a management stability agreement or the Tesoro Executive Severance and Change-in-Control Plan in the event of a termination without “Cause,” a resignation with “Good Reason,” or a “Termination following a change-in Control” in the event of a termination without cause or by the NEO with good reason within two years following a change-in-control (with such terms as defined in such plan or agreement). On August 2, 2016, Tesoro Corporation and Mr. Sorensen entered into a Waiver and Release (the “Waiver”) to the Amended & Restated Management Stability Agreement originally executed on December 31, 2008. Under the terms of the Waiver, Mr. Sorensen waived and released any and all rights and benefits under the management stability agreement and the parties formally terminated the management stability agreement. In light of such termination of the management stability agreement, Mr. Sorensen participates in Tesoro’s Executive Severance and Change in Control Plan.

Name	Scenario	Severance ($)	Accelerated Equity Vesting ($)	Retirement Benefits ($)	Health Benefits ($)	Outplacement Services ($)	Total ($)
Goff	w/o Cause or w/Good Reason	—	1,186,140	—	—	—	1,186,140
	Term. after Change-in-Control	—	4,336,346	—	—	—	4,336,346
	Retirement or Voluntary Term.	—	1,186,140	—	—	—	1,186,140
	Death	—	1,976,824	—	—	—	1,976,824
	Disability	—	1,976,824	—	—	—	1,976,824
	w/Cause	—	—	—	—	—	—
Anderson	w/o Cause or w/Good Reason	—	106,772	—	—	—	106,772
	Term. after Change-in-Control	1,330,000	402,677	228,338	42,891	—	2,003,906
	Retirement or Voluntary Term.	—	—	—	—	—	—
	Death	—	252,854	—	—	—	252,854
	Disability	—	252,854	—	—	—	252,854
	w/Cause	—	—	—	—	—	—
Sorensen	w/o Cause or w/Good Reason	914,914	118,648	—	25,226	31,500	1,090,288
	Term. after Change-in-Control	1,217,700	467,399	—	30,271	—	1,715,370
	Retirement or Voluntary Term.	—	—	—	—	—	—
	Death	—	287,654	—	—	—	287,654
	Disability	—	287,654	—	—	—	287,654
	w/Cause	—	—	—	—	—	—
Sterin	w/o Cause or w/Good Reason	—	207,634	—	—	—	207,634
	Term. after Change-in-Control	—	824,627	—	—	—	824,627
	Retirement or Voluntary Term.	—	—	—	—	—	—
	Death	—	505,565	—	—	—	505,565
	Disability	—	505,565	—	—	—	505,565
	w/Cause	—	—	—	—	—	—
Rucker	w/o Cause or w/Good Reason	—	—	—	—	—	—
	Term. after Change-in-Control	—	359,545	—	—	—	359,545
	Retirement or Voluntary Term.	—	—	—	—	—	—
	Death	—	119,848	—	—	—	119,848
	Disability	—	119,848	—	—	—	119,848
	w/Cause	—	—	—	—	—	—

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

SEVERANCE.

•
INVOLUNTARY TERMINATION WITHOUT CAUSE. Pursuant to the Tesoro Executive Severance and Change-in-Control Plan, Mr. Sorensen will receive an amount equal to one and one-half times the sum of his base salary and the average bonuses paid during the preceding three years. Severance will be paid in a lump sum following the end of the six months after termination. The Partnership’s portion of the severance, as reflected in the table, is 90% for Mr. Sorensen.

•
TERMINATION WITH A CHANGE-IN-CONTROL. Pursuant to Mr. Anderson’s management stability agreement, in the event of a termination by Tesoro without cause or by the NEO with good reason within two years following a change-

122 | Tesoro Logistics LP

EXECUTIVE COMPENSATION

in-control of Tesoro Corporation (which would result in a change-in-control of our general partner and the Partnership), Mr. Anderson will receive a multiple of two times of his base salary and target annual bonus as well as a pro-rated bonus for the year of termination. Pursuant to the Executive Severance and CIC Plan, Mr. Sorensen will receive an amount equal to two times his base salary and target bonus. The severance amounts (excluding the pro-rated bonus, as applicable) will be paid in a lump sum after their termination. The Partnership’s portion of the severance, as reflected in the table, is 100% for Mr. Anderson and 90% for Mr. Sorensen. These benefits would not be payable in the case of a change-in-control of the Partnership that did not also constitute a change-in-control of Tesoro Corporation.

ACCELERATED EQUITY VESTING.

•
INVOLUNTARY TERMINATION WITHOUT CAUSE. Pursuant to the award agreements, as Mr. Goff is retirement eligible and Mr. Anderson, Mr. Sorensen, Mr. Sterin and Ms. Rucker have worked a minimum of twelve months during the performance period, as applicable, they will receive a pro-rated payout of their TLLP performance phantom units based on actual performance at the end of the performance period and will be paid the accumulated distribution equivalent rights on those units.

•
TERMINATION WITH A CHANGE-IN-CONTROL. Pursuant to the award agreements for awards granted in 2015, Messrs. Goff, Anderson, Sorensen and Sterin will vest in their performance phantom units at target and will be paid the accumulated distribution equivalent rights accumulated on those units. Beginning with the 2016 awards, each NEO will vest in their performance phantom units at the greater of actual performance or target and will be paid the accumulated distribution equivalent rights accumulated on those units.

•
RETIREMENT OR VOLUNTARY TERMINATION. Pursuant to the award agreements, as Mr. Goff is retirement eligible, he will receive a pro-rated award of his performance phantom units based on the actual performance at the end of the performance period along with the accumulated distribution equivalent rights. Mr. Anderson, Mr. Sorensen, Mr. Stein and Ms. Rucker will forfeit all unvested performance phantom awards, along with the accumulated distribution rights, since they are not retirement eligible.

•
DEATH AND DISABILITY. Pursuant to the award agreements for awards granted in 2015, Messrs. Goff, Anderson, Sorensen and Sterin will vest in their performance phantom units at target and will be paid the accumulated distribution equivalent rights accumulated on those units. As Mr. Goff is retirement eligible, he will receive a pro-rated award of his performance phantom units, granted in 2016, based on the actual performance at the end of the performance period along with the accumulated distribution equivalent rights. Each NEO (other than Mr. Goff) will receive a pro-rated award of their performance phantom units, granted in 2016, based on the target performance with the accumulated distribution equivalent rights.

RETIREMENT BENEFITS.

•
TERMINATION WITH A CHANGE-IN-CONTROL. Pursuant to his management stability agreement, Mr. Anderson will receive two additional service credits under the current non-qualified supplemental pension plans. The Partnership’s portion, as reflected in the table, is 100% for Mr. Anderson. Mr. Sorensen does not receive any additional service credit under Tesoro’s Executive Severance and CIC Plan. These benefits would not be payable in the case of a change-in-control of the Partnership that did not also constitute a change-in-control of Tesoro Corporation.

HEALTH COVERAGE.

•
INVOLUNTARY TERMINATION WITHOUT CAUSE. Pursuant to Tesoro’s Executive Severance and CIC Plan, Mr. Sorensen will receive medical benefits for eighteen months. The Partnership’s portion, as reflected in the table, is 90% for Mr. Sorensen. These benefits would not be payable in the case of a change-in-control of the Partnership that did not also constitute a change-in-control of Tesoro Corporation.

•
TERMINATION WITH A CHANGE-IN-CONTROL. Pursuant to Mr. Anderson’s management stability agreement, he will receive health and welfare coverage for two years. Pursuant to Tesoro’s Executive Severance and CIC Plan, Mr. Sorensen will receive medical benefits for two years. The Partnership’s portion, as reflected in the table, is 100% for Mr. Anderson and 90% for Mr. Sorensen. These benefits would not be payable in the case of a change-in-control of the Partnership that did not also constitute a change-in-control of Tesoro Corporation.

OUTPLACEMENT SERVICES.

•
INVOLUNTARY TERMINATION WITHOUT CAUSE. Pursuant to Tesoro’s Executive Severance and CIC Plan, Mr. Sorensen will receive outplacement services for up to twelve months commencing after date of termination. The Partnership’s portion, as reflected in the table, is 90% for Mr. Sorensen.

December 31, 2016 | 123

EXECUTIVE COMPENSATION

RISK CONSIDERATIONS IN OUR COMPENSATION PROGRAMS

In August 2016, Tesoro’s management, in consultation with the independent consultant to Tesoro Corporation’s Compensation Committee, performed an assessment of the risk associated with Tesoro’s compensation programs. Tesoro’s 2016 assessment included an evaluation of TLLP’s compensation framework. In October 2016, management reviewed with the Chairman of the Board and independent directors of our general partner the portion of the analysis relating to management’s assessment of our general partner’s employees, including executives, and discussed the concept of risk as it relates to our compensation programs. The assessment and discussions concluded the following:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS

The following table shows the beneficial ownership of our units reported to us as of February 15, 2017, including units as to which a right to acquire ownership exists within the meaning of Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for each director, each NEO, and our current directors and executive officers as a group.

•	The ownership shown below includes common units underlying phantom units held by our directors and executive officers that vest within 60 days of February 15, 2017.

•	Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the common units listed.

•
As of February 15, 2017, there were 102,996,246 common units outstanding (including 34,055,042 common units held by Tesoro Corporation and its affiliates). This table does not include the 2,100,900 general partner units held by Tesoro Logistics GP, LLC.

•	None of our executive officers or directors hold general partner units.

124 | Tesoro Logistics LP

SECURITY OWNERSHIP AND RELATED STOCKHOLDER MATTERS

	Aggregate Number of Units Beneficially Owned		Percent of Total Outstanding
Gregory J. Goff	97,690		*
Phillip M. Anderson	27,207		*
Raymond J. Bromark	10,561	(1)	*
Robert W. Goldman	4,100		*
James H. Lamanna	9,785	(1)	*
Thomas C. O’Connor	15,326	(1)	*
Kim K.W. Rucker	—		*
Don J. Sorensen	1,177		*
Steven M. Sterin	3,814		*
Michael E. Wiley	—		*
All Current Directors and Executive Officers as a Group (12 individuals)	169,660		*

*	Less than 1% of units outstanding.

(1)	Includes 1,371 common units underlying phantom units.

The following table shows the beneficial ownership of common stock of Tesoro Corporation reported to us as of February 15, 2017, including shares as to which a vested right to acquire ownership exists (for example, through the exercise of stock options) within the meaning of Rule 13d-3(d)(1) under the Exchange Act and shares credited to accounts under Tesoro’s Thrift Plan, for each director, the NEOs, and our current directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of our common stock listed. As of February 15, 2017, there were 116,986,291 shares of Tesoro common stock outstanding.

	Aggregate Number of Shares Beneficially Owned		Percent of Total Outstanding	Additional Information
Gregory J. Goff	769,633	(1)	*	Includes 151,513 shares underlying stock options and 609 shares under the Tesoro Corporation Thrift Plan
Phillip M. Anderson	6,964	(2)	*	Includes 1,742 shares under the Tesoro Corporation Thrift Plan
Raymond J. Bromark	—		*
Robert W. Goldman	47,662		*	Includes 9,000 shares underlying stock options and 4,532 shares underlying restricted stock units
James H. Lamanna	—		*
Thomas C. O’Connor	—		*
Kim K.W. Rucker	—		*
Don J. Sorensen	15,782	(3)	*
Steven M. Sterin	8,892		*
Michael E. Wiley	37,787		*	Includes 9,000 shares underlying stock options
All Current Directors and Executive Officers as a Group (12 individuals)	886,720		*

*	Less than 1% of outstanding common stock.

(1)	Includes 32,115 performance shares based on ROCE scheduled to vest within 60 days.

(2)	Includes 714 performance shares based on ROCE scheduled to vest within 60 days.

(3)	Includes 800 performance shares based on ROCE scheduled to vest within 60 days.

December 31, 2016 | 125

SECURITY OWNERSHIP AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS

The following table shows the beneficial owners of 5% or more of any class of our outstanding units, based on information available as of February 15, 2017.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Common Units	Percent of Common Units (a)	Number of General Partner Units	Percent of General Partner Units (a)	Percent of Total Units (a)
Tesoro Corporation (b) 19100 Ridgewood Parkway San Antonio, TX 78259	34,055,042	33.1%	2,100,900	100%	34.4%
Tortoise Capital Advisors, LLC (c) 11550 Ash Street, Suite 300 Leawood, KS 66211	11,165,489	10.8%	—	—	10.6%
Center Coast Capital Advisors, LP (d) 1600 Smith Street, Suite 3800 Houston, TX 77002	5,361,917	5.2%	—	—	5.1%

(a)	As of February 15, 2017, there were 102,996,246 common units and 2,100,900 general partner units outstanding, for an aggregate of 105,097,146 units.

(b)
As of February 15, 2017, Tesoro Corporation directly held 15,620,925 common units. Affiliates of Tesoro Corporation also held common and general partner units: Tesoro Refining & Marketing Company LLC directly held 8,067,981 common units, including 151,021 common units held through its wholly-owned subsidiary, Carson Cogeneration Company; Tesoro Alaska Company LLC directly held 571,065 common units; and Tesoro Logistics GP, LLC directly held 9,644,050 common units and 2,100,900 general partner units. Tesoro Corporation is the ultimate parent company of each such entity and may, therefore, be deemed to beneficially own the units held by each such entity.

(c)
Based on Amendment No. 7 to a Schedule 13G/A filed with the SEC on February 13, 2017, Tortoise Capital Advisors has sole voting and investment power with respect to 187,460 common units, shared voting power with respect to 9,750,559 common units, and shared investment power with respect to 10,978,029 common units.

(d)	Based on a Schedule 13G filed with the SEC on January 10, 2017, Center Coast Capital Advisors, LP has shared voting and investment power with respect to 5,361,917 common units.

EQUITY COMPENSATION PLAN INFORMATION

INFORMATION REGARDING TESORO LOGISTICS GP, LLC’S EQUITY COMPENSATION PLANS, AS OF DECEMBER 31, 2016

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (c)
Equity Compensation plans approved by security holders	382,593	—	1,085,464
Equity compensation plans not approved by security holders	—	—	—
Total	382,593	—	1,085,464

(a)
The amounts in column (a) of this table reflect only phantom units that have been granted under the Tesoro Logistics LP 2011 Long-Term Incentive Plan, as amended and restated on October 4, 2016. No unit options have been granted. Each phantom unit shown in the table represents a right to receive (upon vesting and payout) a specified number of our common units. Vesting and payout may be conditioned upon achievement of pre-determined performance objectives (typically total unitholder return over a defined period) or conditioned only upon continued service with us and our affiliates. For illustrative purposes, the maximum payment (i.e., a 200% ratio) provided by the provisions of the award agreements has been assumed for vesting and payout of performance-related grants.  Payment at target levels (i.e., a 100% ratio) would result in 204,977 units to be issued and 1,263,080 units remaining available for future issuance.

(b)	No value is shown in column (b) because the phantom units do not have an exercise, or strike, price.

(c)	For illustrative purposes, a maximum payment (i.e., a 200% ratio) has been assumed for vesting and payout of outstanding performance-related grants.

126 | Tesoro Logistics LP

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONS AND RELATED PARTY TRANSACTIONS

As of February 15, 2017, Tesoro owns 34,055,042 common units and 2,100,900 general partner units, representing approximately 34% interest in us, including the 2% general partner interest. Tesoro also holds incentive distribution rights. Transactions with Tesoro and its affiliated entities are considered to be related party transactions because Tesoro and its affiliates own more than 5% of our equity interests. In addition, Messrs. Goff, Sterin and Peery, and Ms. Rucker serve as executive officers of both Tesoro and our general partner.

Whenever a conflict arises between our general partner or its affiliates, on the one hand, and us or our affiliates, on the other hand, our general partner will resolve that conflict. Although not required, we anticipate that our general partner will ask its Conflicts Committee to approve the fairness of significant transactions, such as the acquisition of logistics assets from Tesoro for which we have a right of first offer. See “Committees of the Board of Directors - Conflicts Committee” in Item 10.

The board of directors of our general partner has not adopted a formal written related-person transaction approval policy. However, in the event of a potential related person transaction other than potential conflicts transactions of the type described above, we expect that our general partner would use the following procedure when reviewing, approving, or ratifying the related person transaction. For these purposes, a “related person” is a director, nominee for director, executive officer, or holder of more than 5% of our common stock, or any immediate family member of a director, nominee for director or executive officer. This procedure applies to any financial transaction, arrangement or relationship or any series of similar financial transactions, arrangements or relationships in which we are a participant and in which a related person has a direct or indirect interest, except:

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

•	transactions, or any series of similar transactions, between the related person and us that involve less than $120,000 during the fiscal year.

We expect that the Audit Committee of our general partner would generally be asked to approve any related-person transaction before commencement of such transaction, provided that if the related-person transaction is identified after it commences, it is brought to the Audit Committee for ratification, amendment or rescission. The Audit Committee Chairman has the authority to approve or take other actions with respect to any related-person transaction that arises, or first becomes known, between meetings of the Audit Committee, provided that any such approval or action must be reported to our Audit Committee at its next regularly scheduled meeting.

We expect that, in determining whether to approve a related-person transaction, the Audit Committee would consider whether the terms are fair to us, whether the transaction is material to us, the role the related person has played in arranging the transaction, the structure of the transaction and the interests of all related persons in the transaction, as well as any other factors the Audit Committee deems appropriate. Our Audit Committee may, in its sole discretion, approve or deny any related-person transaction. Approval of a related-person transaction may be conditioned upon us and the related person following certain procedures designated by the Audit Committee.

DISTRIBUTIONS. We make cash distributions to our unitholders, including to Tesoro as the direct and indirect holder of approximately 34,055,042 common units, as well as a 2% general partner interest. If distributions exceed the minimum quarterly distribution and other higher target distribution levels, the general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level. During 2016, we distributed approximately $108.3 million to Tesoro and its affiliates with respect to common units and approximately $137.1 million with respect to the general partner interest (including incentive distribution rights). Tesoro waived its right to $10 million of distributions related to incentive distribution rights paid in 2016. In connection with the North Dakota Gathering and Processing Assets acquisition, our general partner agreed to ratably reduce its quarterly distributions with respect to incentive distribution rights by $100 million for distributions during 2017 and 2018.

December 31, 2016 | 127

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PURCHASE AND SALE TRANSACTIONS. Effective July 1, 2016, we entered into an agreement to purchase the Alaska Storage and Terminalling Assets from Tesoro in two phases. We completed the first phase on July 1, 2016 for consideration of approximately $240 million in cash and the issuance to Tesoro of $26 million in equity. We completed the second phase on September 16, 2016 for consideration of approximately $160 million in cash and the issuance to Tesoro of $18 million in equity.

In connection with the Alaska Storage and Terminalling Assets acquisition, in July 2016, Tesoro reimbursed us $4.0 million for interest we incurred in connection with borrowings under the Dropdown Credit Facility.

Effective November 21, 2016, we acquired the Northern California Terminalling and Storage Assets from Tesoro for consideration of $400 million, comprised of $360 million in cash and the issuance to Tesoro of approximately $40 million in equity.

In December 2016, we acquired additional assets in Kenai, Alaska, including an asphalt loading facility, asphalt and propane loading racks and a related truck scale, from Tesoro for consideration of $5 million in cash.

OMNIBUS AGREEMENT. We are party to the Third Amended and Restated Amended Omnibus Agreement (as amended, the “Amended Omnibus Agreement”) with Tesoro and various Tesoro subsidiaries that addresses, among other things:

•
our obligation to pay Tesoro an annual corporate services fee, currently in the amount of approximately $11 million, for the provision by Tesoro and its subsidiaries of certain centralized corporate services, as well as our obligation to reimburse Tesoro for all other direct or allocated costs and expenses incurred by Tesoro or its affiliates on our behalf;

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

So long as Tesoro controls our general partner, the Amended Omnibus Agreement will remain in full force and effect unless mutually terminated by the parties. Tesoro charged us approximately $174.7 million pursuant to this agreement during 2016. During 2016, approximately $16.9 million, $22.1 million and $5.9 million related to expenses, capital expenditures and deferred tank reimbursement charges, respectively, were reimbursed to us pursuant to this agreement.

SECONDMENT AND LOGISTICS SERVICES AGREEMENT. Our subsidiaries are party to a Secondment Agreement with TLGP, Tesoro Alaska Company LLC, TRMC and Tesoro Companies, Inc. (Tesoro Alaska Company LLC, TRMC and Tesoro Companies, Inc. collectively the “Tesoro Group”) under which the Tesoro Group provides us certain operational services, such as communications, electricity, software services, security, fire and safety, maintenance and certain environmental services. We and our subsidiaries pay the Tesoro Group an annual service fee for services performed by certain Tesoro Group field-level employees. Additionally, TLGP’s employees may be seconded to Tesoro to provide operational and maintenance services related to certain assets, for which Tesoro reimburses TLGP for the associated costs. Tesoro charged us approximately $17.8 million, and we charged Tesoro approximately $4.6 million, pursuant to this agreement during 2016.

COMMERCIAL AGREEMENTS. We have entered into various long-term, fee-based commercial agreements with Tesoro under which we provide pipeline transportation, trucking, terminal distribution and storage services to Tesoro, and Tesoro commits to provide us with minimum monthly throughput volumes of crude oil and refined products. Except for our trucking transportation services agreements, the commercial agreements generally have ten year initial terms. We believe the terms and conditions under these agreements, as well as our other agreements with Tesoro described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. The services we provide Tesoro under these commercial agreements, and the approximate revenue we recognized, and related expense recognized by Tesoro under these categories of agreements in 2016 are:

High Plains Pipeline Gathering and Trucking ($79.1 million, including $3.6 million of imbalance settlements from Tesoro) - A pipeline transportation services agreement for gathering and transporting crude oil on our High Plains System, as well as a crude oil trucking transportation services agreement for trucking related services and storage at the Bakken Area Storage Hub;

Terminalling Use, Services and Throughput ($450.7 million) - Agreements for berth access, terminal use and services, storage and throughput at TLLP’s marine terminals, storage and marketing terminals and similar facilities, including the Martinez Terminalling Agreement, the Nikiski Terminalling Agreement and the Anacortes Terminalling Agreement, the Anacortes Storage

128 | Tesoro Logistics LP

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Service Agreement, the Carson Storage Services Agreement, the Anacortes Rail Facility track use and throughput agreement, the Carson Coke Lease and Handling agreements, and numerous other agreements;

Pipeline Transportation Services ($79.6 million) - Pipeline transportation services agreements for transporting crude oil, refined products and other commodities on our short-haul pipeline systems in Salt Lake City and Los Angeles, as well as our pipeline system in the Los Angeles area and a regulated common carrier refined products pipeline system connecting Tesoro’s Kenai refinery to Anchorage;

Keep-Whole Commodity Agreement ($97.3 million) - We process gas for certain producers under keep-whole processing agreements. Under a keep-whole agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. The operating margin for these contracts is determined by the spread between NGLs sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). We entered into a five-year agreement with Tesoro, which transfers the commodity risk exposure associated with these keep-whole processing agreements from TLLP to Tesoro (as amended, the “Keep-Whole Commodity Agreement”). Under the Keep-Whole Commodity Agreement, Tesoro pays us a processing fee for NGLs related to keep-whole agreements and delivers Shrink Gas to the producers on our behalf. We pay Tesoro a marketing fee in exchange for assuming the commodity risk. Terms and pricing under this agreement are revised each year. The Keep-Whole Commodity Agreement minimizes the impact on us of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. However, the annual fee we charge Tesoro could be impacted as a result of any changes in the spread between the natural gas liquids sales prices and the price of natural gas.

Pipeline Transportation Tariffs - Our Northwest Products System is a FERC-regulated system, and we do not have any contractual agreements with Tesoro related to the use of the system. However, we charged Tesoro approximately $10.7 million in pipeline transportation tariffs with respect to the use of the system in 2016.

OTHER AGREEMENTS. Anacortes Truck Rack Construction Agreement - We constructed a new gasoline and diesel truck rack at the site of the Anacortes terminal we acquired as part of the West Coast Logistics Assets Acquisition. We contracted with TRMC to act as general contractor for the project. During 2016, Tesoro incurred an additional $0.9 million of capital expenditures related to the project which are accounted for as a capital contribution to us due to the related party nature of the asset acquisition.

Carson Assets Indemnity Agreement - We entered into the Carson Assets Indemnity Agreement with TRMC in connection with our December 2013 acquisition of certain Los Angeles logistics assets. This agreement established indemnification for certain matters including known and unknown environmental liabilities arising out of the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the respective acquisition dates. The agreement also provides for reimbursement by TRMC to us for repair and maintenance of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets that are required to comply with current minimum standards under certain regulations for a period of 2 years after the effective date. In December 2016, the parties agreed to extend the reimbursement period. During 2016, TRMC incurred approximately $1.6 million related to expenses that were reimbursable to us.

Carson Renewable Diesel Project - Pursuant to an agreement effective December 31, 2016, we will install certain renewable diesel equipment at the Carson products terminals, and Tesoro will reimburse us for the estimated $2.7 million cost of the project. During 2016, we recorded a receivable and deferred revenue balance of $1.9 million under this agreement.

Asphalt Rack Agreement - On December 31, 2016, we entered into an agreement with Tesoro to purchase an asphalt loading facility from Tesoro, resulting in a contribution to us of $0.2 million.

Also, Tesoro conveyed to us the Tank 33 assets, and we reimbursed Tesoro for $3 million of related capital expenditures. We will continue to reimburse Tesoro for future costs related to the Tank 33 assets.

Avon Marine Terminal Capital Expenditures - Subsequent to the acquisition of the Avon marine terminal in connection with the Northern California Terminalling and Storage Assets, Tesoro incurred approximately $13.4 million of capital expenditures related to the renovation of the Avon marine terminal, which are accounted for as capital contributions to us as prescribed by the Amended Omnibus Agreement.

Lease of Specified Capacity - Effective December 1, 2016, we entered into a pipeline capacity lease agreement for a minimum of 5 Mbpd on a segment of the BakkenLink pipeline system purchased by Tesoro in early 2016. The initial agreement has a term of six months, but can be extended on a month-to-month basis. For December 2016, we paid BakkenLink $0.7 million.

December 31, 2016 | 129

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Alaska Railroad Lease Assignment and Assumption Agreement - Effective October 27, 2016, Tesoro assigned us the ground lease at the Anchorage 1 terminal between Alaska Railroad Corporation and Tesoro Alaska Petroleum Company, a wholly-owned subsidiary of Tesoro.

TRMC Crude Oil Purchase - On February 2, 2016, Green River Processing, LLC (GRP), our wholly owned subsidiary , entered into a master netting arrangement with Ultra Resources, Inc., whereby GRP purchases crude oil on TRMC’s behalf and nets the amount due to Ultra for the purchase with the receivable due from Ultra for the gathering services provided by GRP. During 2016, GRP sold $32.3 million of crude oil to TRMC at the same price and on the same terms under which GRP purchased it.

Sale of Natural Gas to TRMC - In November 2015, TRMC and QEP Field Services, LLC (QEPFS), our wholly owned subsidiary, entered into an agreement whereby TRMC may purchase a certain volume of natural gas each month based on TRMC’s needs and market conditions. In 2016, the total amount sold to TRMC was 916,000 MMBTU for consideration of $1.8 million.

DIRECTOR INDEPENDENCE

See “Director Independence” in Item 10.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has selected Ernst & Young LLP (“EY”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2016. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change would be in the best interests of us and our unitholders.

AUDIT FEES FOR 2016 AND 2015

The following table presents fees billed for the years ended December 31, 2016 and 2015, for professional services performed by EY (in thousands).

	Years Ended December 31,
	2016	2015
Audit Fees (a)	$1,210	$1,360
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,210	$1,360

(a)
Audit Fees represent the aggregate fees for professional services rendered by EY in connection with its audits of our consolidated financial statements, including the audits of internal control over financial reporting, reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that were provided in connection with registration statements, comfort letters and accounting consultations.

In accordance with the Audit Committee charter, all audit and permitted non-audit services performed by EY in 2016 and 2015 were pre-approved by the Audit Committee. The Audit Committee’s pre-approval procedures provide for pre-approval of specifically described audit, audit-related and tax services by the Audit Committee on an annual basis as long as the Audit Committee is informed of each service and the services do not exceed certain pre-established thresholds. The procedures also authorize the Audit Committee to delegate to the Chairman of the Audit Committee pre-approval authorization with respect to audit and permitted non-audit services; any such services that are approved by the Audit Committee Chairman must be ratified at the next regularly scheduled meeting of the Audit Committee.

130 | Tesoro Logistics LP

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1. FINANCIAL STATEMENTS

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

3. EXHIBITS

		Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
2.1	Contribution, Conveyance and Assumption Agreement, dated as of November 12, 2015, among Tesoro Corporation, Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro SoCal Pipeline Company LLC, Tesoro Refining & Marketing Company LLC and Carson Cogeneration Company	8-K	2.1	11/12/2015

2.2	Contribution, Conveyance and Assumption Agreement, dated as of July 1, 2016, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Alaska Company LLC and Tesoro Corporation	8-K	2.1	7/7/2016

2.3	Revision to the Contribution, Conveyance and Assumption Agreement, dated as of July 27, 2016, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Alaska Company LLC and Tesoro Corporation	10-Q	2.2	11/2/2016

*2.4
Revision to the Contribution, Conveyance and Assumption Agreement, dated as of November 21, 2016, by and among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining & Marketing Company LLC

2.5	Asset Sale and Purchase Agreement by and between Tesoro Logistics Operations LLC and Northwest Terminalling Company dated as of December 6, 2012	8-K	2.1	12/11/2012

2.6	Asset Sale and Purchase Agreement by and between Tesoro Logistics Northwest Pipeline LLC and Chevron Pipe Line Company dated as of December 6, 2012	8-K	2.2	12/11/2012

2.7	Amendment to Northwest Products System - Terminal Interests Asset Sale and Purchase Agreement by and between Tesoro Logistics Operations LLC and Northwest Terminalling Company, dated as of March 28, 2013	8-K	2.1	4/1/2013

2.8	Amendment to Northwest Products Pipeline System Asset Sale and Purchase Agreement by and between Tesoro Logistics Northwest Pipeline LLC and Chevron Pipe Line Company, dated as of March 28, 2013	8-K	2.2	4/1/2013

2.9	Agreement Concerning Northwest Products System Asset Sale and Purchase Agreements among Chevron Pipe Line Company, Northwest Terminalling Company, Tesoro Logistics Northwest Pipeline LLC and Tesoro Logistics Operations LLC, dated as of May 17, 2013	8-K	2.1	5/20/2013

December 31, 2016 | 131

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
2.10	Membership Interest Purchase Agreement, dated as of October 19, 2014, between Tesoro Logistics LP and QEP Field Services Company	8-K	2.1	10/20/2014

2.11	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of December 2, 2014, between Tesoro Logistics LP and QEP Field Services Company	8-K	2.2	12/8/2014

2.12	Agreement and Plan of Merger, dated as of April 6, 2015, by and among Tesoro Logistics LP, Tesoro Logistics GP, LLC, QEP Field Services, LLC, TLLPMerger Sub LLC, QEPMidstream Partners, LP, and QEPMidstream Partners GP, LLC	8-K	2.1	4/6/2015

3.1	Certificate of Limited Partnership of Tesoro Logistics LP	S-1 (File No. 333-171525)	3.1	1/4/2011

3.2	Certificate of Formation of Tesoro Logistics GP, LLC	S-1 (File No. 333-171525)	3.3	1/4/2011

3.3	First Amended and Restated Agreement of Limited Partnership of Tesoro Logistics LP dated April 26, 2011	8-K	3.1	4/29/2011

3.4	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Tesoro Logistics LP, dated as of December 2, 2014, entered into and effectuated by Tesoro Logistics GP, LLC	8-K	3.1	12/8/2014

3.5	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Tesoro Logistics LP, dated as of November 21, 2016, entered into and effectuated by Tesoro Logistics GP, LLC	8-K	3.1	11/21/2016

3.6	Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of July 1, 2014, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company LLC, and Tesoro Logistics GP, LLC	8-K	3.1	7/1/2014

3.7	Amendment No. 1 to the Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of July 1, 2014, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company LLC, and Tesoro Logistics GP, LLC	8-K	3.1	9/30/2014

3.8	Amendment No. 2 to the Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of November 12, 2015, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, and Tesoro Alaska Company LLC	8-K	3.1	11/12/2015

3.9	Amendment No. 3 to the Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of July 1, 2016, between Tesoro Corporation, Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC	10-Q	3.1	8/4/2016

3.10	Amendment No. 4 to the Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as September 16, 2016, by and among Tesoro Logistics GP, LLC, Tesoro Corporation, Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC	8-K	3.1	9/22/2016

3.11	Amendment No. 5 to the Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of November 21, 2016, by and among Tesoro Logistics GP, LLC, Tesoro Corporation, Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC	8-K	3.2	11/21/2016

4.1	Indenture, effective September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020	8-K	4.1	9/17/2012

4.2	First Supplemental Indenture, dated as of January 24, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020	10-K	4.2	2/28/2013

4.3	Second Supplemental Indenture, dated as of December 9, 2013, among Tesoro SoCal Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020	8-K	4.2	12/12/2013

132 | Tesoro Logistics LP

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date

4.4	Third Supplemental Indenture, dated as of December 17, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020	8-K	4.2	12/17/2013

4.5	Fourth Supplemental Indenture, dated as of October 8, 2014, among Tesoro Alaska Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 5.875% Senior Notes due 2020	10-Q	4.1	10/31/2014

4.6	Fifth Supplemental Indenture, dated as of January 8, 2015, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 5.875% Senior Notes due 2020	10-K	4.6	2/24/2015

4.7	Sixth Supplemental Indenture, dated as of May 21, 2015, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020	10-Q	4.3	8/6/2015

4.8	Indenture, dated as of August 1, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2021	8-K	4.1	8/2/2013

4.9	First Supplemental Indenture, dated as of December 9, 2013, among Tesoro SoCal Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., and U.S. Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2021	8-K	4.1	12/12/2013

4.10	Second Supplemental Indenture, dated as of October 8, 2014, among Tesoro Alaska Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 6.125% Senior Notes due 2021	10-Q	4.1	10/31/2014

4.11	Third Supplemental Indenture, dated as of January 8, 2015, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 6.125% Senior Notes due 2021	10-K	4.6	2/24/2015

4.12	Fourth Supplemental Indenture, dated as of May 21, 2015, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2021	10-Q	4.2	8/6/2015

4.13	Fifth Supplemental Indenture, dated as of May 12, 2016, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2021	8-K	4.2	5/12/2016

4.14	Indenture, dated as of October 29, 2014, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.50% Senior Notes due 2019 and the 6.25% Senior Notes due 2022	8-K	4.1	10/29/2014

4.15	First Supplemental Indenture, dated as of December 2, 2014, among the Partnership, Tesoro Logistics Finance Corp., QEP Field Services, LLC, the other entities party thereto, and U.S. Bank National Association, as trustee, relating to the 5.50% Senior Notes due 2019 and the 6.25% Senior Notes due 2022	8-K	4.1	12/8/2014

4.16	Second Supplemental Indenture, dated as of May 21, 2015, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.50% Senior Notes due 2019 and the 6.25% Senior Notes due 2022	10-Q	4.1	8/6/2015

4.17	Indenture, dated as of May 12, 2016, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.375% Senior Notes due 2024	8-K	4.3	5/12/2016

4.18	Indenture, dated as of December 2, 2016, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.25% Senior Notes due 2025	8-K	4.1	12/2/2016

10.1	Third Amended and Restated Senior Secured Revolving Credit Agreement, dated as of January 29, 2016, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, and the other lenders party thereto	8-K	10.1	2/3/2016

December 31, 2016 | 133

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
10.2	Senior Secured Revolving Credit Agreement, dated as of January 29, 2016, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, and the other lenders party thereto	8-K	10.2	2/3/2016

10.3	Support Agreement, dated as of April 6, 2015 by and among QEP Midstream Partners, LP, Tesoro Logistics LP, and QEP Field Services, LLC	8-K	10.1	4/6/2015

10.4	Third Amended and Restated Omnibus Agreement, dated as of July 1, 2014, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC	8-K	10.10	7/1/2014

10.5	Amendment No. 1 to the Third Amended and Restated Omnibus Agreement, dated as of February 20, 2015, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC	10-K	10.18	2/24/2015

10.6	Amendment No. 2 to the Third Amended and Restated Omnibus Agreement, dated as of August 3, 2015, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC	10-Q	10.3	8/6/2015

10.7	First Amended and Restated Schedules to the Third Amended and Restated Omnibus Agreement, dated as of November 12, 2015, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP, Tesoro Logistics GP, LLC and the other Tesoro entities named therein	8-K	10.1	11/12/2015

10.8	Second Amended and Restated Schedules to the Third Amended and Restated Omnibus Agreement, dated as of July 1, 2016, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company LLC and Tesoro Companies, Inc.	8-K	10.2	7/7/2016

10.9	Third Amended and Restated Schedules to the Third Amended and Restated Omnibus Agreement, dated as of September 16, 2016, by and among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC	8-K	10.4	9/22/2016

10.10	Fourth Amended and Restated Schedules to the Third Amended and Restated Omnibus Agreement, dated as of November 21, 2016, by and among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC	8-K	10.1	11/21/2016

10.11	Secondment and Logistics Services Agreement, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics Operations, LLC, Tesoro Logistics Pipelines LLC, Tesoro High Plains Pipeline Company LLC, Tesoro Logistics Northwest Pipeline LLC and Tesoro Alaska Pipeline Company LLC	8-K	10.11	7/1/2014

10.12	Amendment No. 1 to Secondment and Logistics Services Agreement, dated as of December 2, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics Operations, LLC, Tesoro Logistics Pipelines LLC, Tesoro High Plains Pipeline Company LLC, Tesoro Logistics Northwest Pipeline LLC, Tesoro Alaska Pipeline Company LLC, QEP Field Services, LLC, QEP Midstream Partners GP, LLC, QEP Midstream Partners Operating, LLC, QEPM Gathering I, LLC, Rendezvous Pipeline Company, LLC and Green River Processing, LLC	8-K	10.8	12/8/2014

10.13
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
		10-Q	10.1	5/5/2016

134 | Tesoro Logistics LP

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
10.14	Amendment No. 3 to Secondment and Logistics Services Agreement, dated as of November 21, 2016, among Tesoro Companies Inc., Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Logistics Pipelines LLC, Tesoro High Plains Pipeline Company LLC, Tesoro Logistics Northwest Pipeline LLC, and Tesoro Alaska Pipeline Company LLC	8-K	10.5	11/21/2016

10.15	Transportation Services Agreement (High Plains Pipeline System), dated as of April 26, 2011, between Tesoro High Plains Pipeline Company LLC and Tesoro Refining and Marketing Company	8-K	10.6	4/29/2011

10.16	Second Amended and Restated Trucking Transportation Services Agreement, dated as of March 26, 2013, among Tesoro Logistics Operations, LLC and Tesoro Refining & Marketing Company LLC	8-K	10.1	4/1/2013

10.17	Second Amended and Restated Master Terminalling Services Agreement, dated as of May 3, 2013, among Tesoro Refining and Marketing Company LLC, Tesoro Alaska Company and Tesoro Logistics Operations LLC	10-Q	10.2	5/8/2013

10.18	Amendment No. 1 to the Second Amended and Restated Master Terminalling Services Agreement dated as of September 16, 2016, by and among Tesoro Refining and Marketing Company LLC, Tesoro Alaska Company LLC and Tesoro Logistics Operations LLC	8-K	10.1	9/22/2016

10.19	Amended and Restated Master Terminalling Services Agreement – Southern California, dated as December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.10	12/9/2013

10.20	Terminal Expansion Agreement, dated as of February 27, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company	10-K	10.21	2/29/2012

10.21	Amended and Restated Transportation Services Agreement (Salt Lake City Short-Haul Pipelines), dated as of November 19, 2014, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company	8-K	10.3	12/15/2014

10.22	Salt Lake City Storage and Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC	8-K	10.10	4/29/2011

10.23	Terminal Sublease, dated as of April 26, 2011, between Tesoro Alaska Company, as Landlord, and Tesoro Alaska Logistics LLC, as Tenant	8-K	10.11	4/29/2011

10.24	Amorco Marine Terminal Use and Throughput Agreement, effective April 1, 2012, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC	8-K	10.4	4/3/2012

10.25	Amended and Restated Long Beach Berth Access Use and Throughput Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.8	12/9/2013

10.26	Long Beach Berth Throughput Agreement, dated as of December 6, 2013, among Carson Cogeneration Company, Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.9	12/9/2013

10.27	Long Beach Operating Agreement, effective September 14, 2012, between Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company	8-K	10.6	9/17/2012

10.28	Long Beach Storage Services Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.11	12/9/2013

10.29	Long Beach Pipeline Throughput Agreement (84/86 Pipelines), dated as of December 6, 2013, between the Operating Company and Tesoro Refining & Marketing Company LLC	8-K	10.13	12/9/2013

10.30	Transportation Services Agreement (Los Angeles Short-Haul Pipelines), effective September 14, 2012, among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company	8-K	10.7	9/17/2012

December 31, 2016 | 135

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
10.31	Anacortes Track Use and Throughput Agreement, dated as of November 15, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC	8-K	10.4	11/15/2012

10.32	Amendment No. 1 to Anacortes Track Use and Throughput Agreement, dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.3	7/1/2014

10.33	Ground Lease, dated as of November 15, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company	8-K	10.5	11/15/2012

10.34	First Amendment to Ground Lease, dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.6	7/1/2014

10.35	Ground Lease dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.7	7/1/2014

10.36	Right of First Refusal, Option Agreement and Agreement of Purchase and Sale, dated as of November 15, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company	8-K	10.6	11/15/2012

10.37
Second Amended and Restated Representation and Services Agreement for Oil Spill Contingency Planning, Response and Remediation, dated as of September 16, 2016, by and among Tesoro Companies, Inc., Tesoro Maritime Company, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company LLC, Kenai Pipe Line Company, Tesoro Alaska Pipeline Company LLC, Carson Cogeneration Company, Tesoro Great Plains Midstream LLC, Tesoro Great Plains Gathering & Marketing LLC, BakkenLink Pipeline LLC, ND Land Holdings LLC, Tesoro Logistics Operations LLC, Tesoro High Plains Pipeline Company LLC, Tesoro Logistics Pipelines LLC, Tesoro Logistics Northwest Pipeline LLC, Tesoro SoCal Pipeline Company LLC, QEP Field Services, LLC, QEPM Gathering I, LLC, Green River Processing, LLC, Rendezvous Pipeline Company, LLC and Tesoro Alaska Terminals LLC
		8-K	10.3	9/22/2016

10.38	Carson Storage Services Agreement, dated as of June 1, 2013, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.5	6/3/2013

10.39	Carson Assets Indemnity Agreement, dated as of December 6, 2013, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.2	12/9/2013

10.40	Carson II Storage Services Agreement, dated as of November 12, 2015, by and between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.2	11/12/2015

10.41	Berth 121 Sublease Rights Agreement, dated as of December 6, 2013, among Carson Cogeneration Company, Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.3	12/9/2013

10.42	Berth 121 Operating Agreement, dated as of December 6, 2013, between Carson Cogeneration Company and Tesoro Logistics Operations LLC	8-K	10.4	12/9/2013

10.43	Terminal 2 Sublease Rights Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.5	12/9/2013

10.44	Terminals 2 and 3 Ground Lease Rights Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.6	12/9/2013

10.45	Terminals 2 and 3 Operating Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.7	12/9/2013

10.46	Transportation Services Agreement (SoCal Pipelines), dated as of December 6, 2013, between Tesoro Refining & Marketing Company LLC and Tesoro SoCal Pipeline Company LLC	8-K	10.12	12/9/2013

10.47	Amendment No. 1 to Transportation Services Agreement (SoCal Pipelines), dated as of November 12, 2015, among Tesoro SoCal Pipeline Company LLC and Tesoro Refining & Marketing Company LLC	8-K	10.3	11/12/2015

136 | Tesoro Logistics LP

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
10.48	Carson Coke Handling Services Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.14	12/9/2013

10.49	Lease Agreement, dated as of December 6, 2013, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.19	12/9/2013

10.50	Sublease, dated as of December 9, 2013, by and between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	2.1	12/10/2013

10.51	Lease, dated as of January 11, 2012, by and between the City of Long Beach and Tesoro Refining & Marketing Company LLC	8-K	2.2	12/10/2013

10.52	License Agreement, dated as of November 12, 2015, among Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.4	11/12/2015

10.53	Construction Service Agreement - Anacortes Products Terminal, dated as of July 28, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	10-Q	10.1	8/1/2014

10.54	Terminalling Services Agreement – Nikiski, dated as of July 1, 2014, among Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.1	7/1/2014

10.55	Terminalling Services Agreement – Anacortes, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC	8-K	10.2	7/1/2014

10.56	Amendment No.1 to Terminalling Services Agreement - Anacortes, dated as of November 1, 2015, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	10-K	10.71	2/25/2016

10.57	Terminalling Services Agreement – Martinez, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.4	7/1/2014

10.58	Storage Services Agreement - Anacortes, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC	8-K	10.5	7/1/2014

10.59	Martinez License Agreement, dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.8	7/1/2014

10.60	Martinez Rights Agreement, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC	8-K	10.9	7/1/2014

10.61	Indemnification Agreement, dated as of December 2, 2014, between Tesoro Logistics LP and QEP Field Services Company	8-K	10.1	12/8/2014

10.62	Transition Services Agreement, dated as of December 2, 2014, between Tesoro Logistics LP and QEP Resources, Inc.	8-K	10.2	12/8/2014

10.63	Guaranty, dated as of December 2, 2014, by QEP Resources, Inc., in favor of Tesoro Logistics LP	8-K	10.3	12/8/2014

10.64	Intercompany Indemnity, Subrogation and Contribution Agreement, dated as of December 2, 2014, among Tesoro Logistics LP, QEP Midstream Partners, LP, QEP Midstream Partners Operating, LLC, QEPM Gathering I, LLC, Rendezvous Pipeline Company, LLC and Green River Processing, LLC	8-K	10.6	12/8/2014

10.65	Keep-Whole Commodity Fee Agreement, dated as of December 7, 2014, among Tesoro Refining & Marketing Company LLC, QEP Field Services, LLC, QEPM Gathering I, LLC and Green River Processing, LLC	8-K	10.9	12/8/2014

10.66	First Amendment to Keep-Whole Commodity Fee Agreement, dated as of February 1, 2016, among QEP Field Services, LLC, QEPM Gathering I, LLC, Green River Processing, LLC, and Tesoro Refining & Marketing Company LLC	8-K	10.3	2/3/2016

December 31, 2016 | 137

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
10.67	Agreement, dated effective as of February 19, 2016, between Tesoro Refining and Marketing Company LLC and Green River Processing, LLC, related to the back-to-back purchase and sale of waxy crude oil	10-K	10.82	2/25/2016

10.68	Ground Lease, dated as of July 1, 2016, between Tesoro Alaska Company LLC and Tesoro Logistics Operations LLC	8-K	10.1	7/7/2016

10.69	Kenai Storage Services Agreement, dated as of July 1, 2016, among Tesoro Alaska Company LLC, Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC and Tesoro Logistics LP	8-K	10.3	7/7/2016

10.70	Alaska Terminalling Services Agreement, dated as of September 16, 2016 by and among Tesoro Alaska Company LLC, Tesoro Logistics Operations LLC, Tesoro Alaska Terminals LLC, Tesoro Logistics GP, LLC and Tesoro Logistics LP	8-K	10.2	9/22/2016

10.71	Martinez Storage Services Agreement, dated as of November 21, 2016, by and among Tesoro Refining & Marketing Company LLC, Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC and Tesoro Logistics LP	8-K	10.2	11/21/2013

10.72	License Agreement, dated as of November 21, 2016, by and among Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.3	11/21/2013

10.73	Avon Marine Terminal Operating Agreement, dated as of November 21, 2016, by and among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining & Marketing Company LLC	8-K	10.4	11/21/2013

10.74	Sublease, dated as of November 21, 2016, by and among Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.6	11/21/2013

10.75	Avon Marine Terminal Use and Throughput Agreement, dated as of November 21, 2016, by and among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining & Marketing Company LLC	8-K	10.7	11/21/2013

†10.76	Tesoro Logistics LP 2011 Long-Term Incentive Plan as amended and restated on October 4, 2016	8-K	10.1	10/5/2016

†10.77	Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Phantom Unit Award (Employee time-vesting awards)	S-1 (File No. 333-171525)	10.17	1/4/2011

†10.78	Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Phantom Unit Award (Non-employee director awards)	10-K	10.10	2/24/2014

†10.79	Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Performance Phantom Unit Agreement (Employee performance-based awards granted in 2013 and 2014)	8-K	10.1	2/13/2013

†10.80	Tesoro Logistics LP 2013 Grant of Performance-Vesting Phantom Units and Tandem DERs Term Sheet (Employee performance-based awards granted in 2013)	8-K	10.2	2/13/2013

†10.81	Tesoro Logistics LP 2014 Grant of Performance-Vesting Phantom Units and Tandem DERs Term Sheet (Employee performance-based awards granted in 2014)	8-K	10.2	2/12/2014

†10.82	Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Performance Phantom Unit Agreement (Employee performance-based awards granted in 2015)	8-K	10.1	2/18/2015

†10.83	Tesoro Logistics LP 2015 Grant of Performance-Vesting Phantom Units and Tandem DERs Term Sheet (Employee performance-based awards granted in 2015)	8-K	10.2	2/18/2015

†10.84	Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Performance Phantom Unit Agreement (Employee performance-based awards granted in 2016)	8-K	10.1	2/11/2016

†10.85	Tesoro Logistics LP 2016 Grant of Performance-Vesting Phantom Units and Tandem DERs Term Sheet (Employee performance-based awards granted in 2016)	8-K	10.2	2/11/2016

†10.86	Amended and Restated QEP Midstream Partners, LP 2013 Long-Term Incentive Plan	8-K	10.1	7/23/2015

†10.87	Description of 2015 Incentive Compensation Program	10-K	10.15	2/24/2015

†10.88	Description of 2016 Incentive Compensation Program	10-K	10.20	2/25/2016

†10.89	Tesoro Logistics LP Non-Employee Director Compensation Program (2016)	10-K	10.21	2/25/2016

138 | Tesoro Logistics LP

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
*†10.90	Tesoro Logistics LP Non-Employee Director Compensation Program (2017)

†10.91	Amended and Restated Tesoro Corporation Executive Severance and Change in Control Plan effective May 1, 2013	10-Q	10.5	8/4/2016

†10.92	Management Stability Agreement of Phillip M. Anderson	S-1 (File No. 333-171525)	10.3	1/4/2011

†10.93	Management Stability Agreement of Don J. Sorenson	10-K	10.6	2/25/2016

†10.94	Waiver and Release of the Amended & Restated Management Stability Agreement of Don J. Sorenson	10-Q	10.6	8/4/2016

†10.95	Form of indemnification agreement between Tesoro Logistics GP, LLC and the independent members of its board of directors	8-K	10.1	12/15/2014

†10.96	Form of indemnification agreement between Tesoro Corporation and members of its management who may serve as directors or executive officers of Tesoro Logistics GP, LLC	8-K	10.3	8/4/2008

*21.1	Subsidiaries of the Company

*23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith
**    Submitted electronically herewith
†    Compensatory plan or arrangement

Copies of exhibits filed as part of this Form 10-K may be obtained by unitholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct any inquiries to the Corporate Secretary, Tesoro Logistics LP, 19100 Ridgewood Parkway, San Antonio, Texas 78259-1828.

December 31, 2016 | 139

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

Dated: February 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. GOFF	Chairman of the Board of Directors and	February 21, 2017
Gregory J. Goff	Chief Executive Officer
(Principal Executive Officer)

/s/ STEVEN M. STERIN	Director, Executive Vice President and	February 21, 2017
Steven M. Sterin	Chief Financial Officer
(Principal Financial Officer)

/s/ BLANE W. PEERY	Vice President and Controller	February 21, 2017
Blane W. Peery	(Principal Accounting Officer)

/s/ PHILLIP M. ANDERSON	Director and President	February 21, 2017
Phillip M. Anderson

/s/ RAYMOND J. BROMARK	Director	February 21, 2017
Raymond J. Bromark

/s/ ROBERT W. GOLDMAN	Director	February 21, 2017
Robert W. Goldman

/s/ JAMES H. LAMANNA	Director	February 21, 2017
James H. Lamanna

/s/ THOMAS C. O’CONNOR	Director	February 21, 2017
Thomas C. O’Connor

/s/ MICHAEL E. WILEY	Director	February 21, 2017
Michael E. Wiley

140 | Tesoro Logistics LP