Form 10-Q
period 2017-03-31
TESORO LOGISTICS LP
filed 2017-05-09
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 108,002,273 common units and 2,202,880 general partner units of the registrant outstanding at May 4, 2017.

TABLE OF CONTENTS

TESORO LOGISTICS LP
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

3	ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
	3	CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS - THREE MONTHS ENDED MARCH 31, 2017 AND 2016
	4	CONDENSED CONSOLIDATED BALANCE SHEETS - MARCH 31, 2017 AND DECEMBER 31, 2016
	5	CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS - THREE MONTHS ENDED MARCH 31, 2017 AND 2016
	6	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
		6	NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
		8	NOTE 2 - ACQUISITION
		9	NOTE 3 - RELATED-PARTY TRANSACTIONS
		10	NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
		10	NOTE 5 - DEBT
		10	NOTE 6 - COMMITMENTS AND CONTINGENCIES
		11	NOTE 7 - EQUITY AND NET EARNINGS PER UNIT
		13	NOTE 8 - OPERATING SEGMENTS

15	ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	15	BUSINESS STRATEGY AND OVERVIEW
	17	RESULTS OF OPERATIONS
		20	GATHERING AND PROCESSING
		22	TERMINALLING AND TRANSPORTATION
	23	CAPITAL RESOURCES AND LIQUIDITY
	25	IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

26	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

27	ITEM 4. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

28	ITEM 1. LEGAL PROCEEDINGS

28	ITEM 1A. RISK FACTORS

28	ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

29	ITEM 6. EXHIBITS

30	SIGNATURES

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.

2 | Tesoro Logistics LP

FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016 (a)
	(In millions, except per unit amounts)
Revenues
Affiliate	$203	$169
Third-party	217	131
Total Revenues	420	300
Costs and Expenses
Cost of sales	59	—
Operating expenses	126	110
General and administrative expenses	27	24
Depreciation and amortization expenses	58	46
Loss on asset disposals and impairments	—	1
Operating Income	150	119
Interest and financing costs, net	(60)	(44)
Equity in earnings of equity method investments	2	4
Other income, net	—	6
Net Earnings	$92	$85

Loss attributable to Predecessors	$—	$7
Net Earnings Attributable to Partners	92	92
General partner’s interest in net earnings, including incentive distribution rights	(37)	(32)
Limited Partners’ Interest in Net Earnings	$55	$60

Net Earnings per Limited Partner Unit
Common - basic	$0.51	$0.64
Common - diluted	$0.51	$0.64

Weighted Average Limited Partner Units Outstanding
Common units - basic	104.8	93.6
Common units - diluted	104.9	93.6

Cash Distributions Paid Per Unit	$0.91	$0.78

(a)	Adjusted to include the historical results of the Predecessors. See Note 1 for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2017 | 3

FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
	(In millions, except unit amounts)
ASSETS
Current Assets
Cash and cash equivalents	$35	$688
Receivables, net of allowance for doubtful accounts
Trade	136	129
Affiliate	99	101
Prepayments and other current assets	23	20
Total Current Assets	293	938
Property, Plant and Equipment, Net	3,986	3,444
Acquired Intangibles, Net	1,090	947
Goodwill	123	117
Equity Method Investments	332	337
Other Noncurrent Assets, Net	49	77
Total Assets	$5,873	$5,860

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Trade	$71	$69
Affiliate	38	56
Accrued interest and financing costs	97	42
Other current liabilities	36	45
Total Current Liabilities	242	212
Debt, Net of Unamortized Issuance Costs	3,765	4,053
Other Noncurrent Liabilities	61	53
Total Liabilities	4,068	4,318
Commitments and Contingencies (Note 6)
Equity
Common unitholders; 108,002,273 units issued and outstanding (102,981,495 in 2016)	1,869	1,608
General partner; 2,202,880 units issued and outstanding (2,100,900 in 2016)	(64)	(66)
Total Equity	1,805	1,542
Total Liabilities and Equity	$5,873	$5,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

4 | Tesoro Logistics LP

FINANCIAL STATEMENTS

TESORO LOGISTICS LP
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016 (a)
	(In millions)
Cash Flows From (Used In) Operating Activities:
Net earnings	$92	$85
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expenses	58	46
Other operating activities	8	14
Changes in current assets and liabilities	54	14
Changes in noncurrent assets and liabilities	(5)	(3)
Net cash from operating activities	207	156
Cash Flows Used In Investing Activities:
Capital expenditures	(49)	(88)
Acquisition	(672)	—
Other investing activities	—	(4)
Net cash used in investing activities	(721)	(92)
Cash Flows From (Used In) Financing Activities:
Borrowings under revolving credit agreements	44	297
Repayments under revolving credit agreements	(334)	(67)
Repayment of term loan facility	—	(250)
Proceeds from issuance of common units, net of issuance costs	281	5
Proceeds from issuance of general partner units, net of issuance costs	6	—
Quarterly distributions to common unitholders	(94)	(73)
Quarterly distributions to general partner	(46)	(25)
Distributions in connection with acquisitions	(5)	—
Financing costs	—	(8)
Sponsor contributions of equity to the Predecessors	—	39
Capital contributions by affiliate	9	6
Net cash used in financing activities	(139)	(76)
Decrease in Cash and Cash Equivalents	(653)	(12)
Cash and Cash Equivalents, Beginning of Period	688	16
Cash and Cash Equivalents, End of Period	$35	$4

(a)	Adjusted to include the historical results of the Predecessors. See Note 1 for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2017 | 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

Acquired assets from Tesoro, and the associated liabilities and results of operations, are collectively referred to as the “Predecessors.” See Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information regarding the acquired assets from Tesoro. The accompanying condensed consolidated financial statements and related notes present the financial position, combined results of operations and combined cash flows of our Predecessors at historical cost. The financial statements of our Predecessors have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. Our Predecessors did not record revenue for transactions with Tesoro and the expenses recognized were not material in the Terminalling and Transportation segment.

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

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, certain information and notes normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. Management believes that the disclosures presented herein are adequate to present the information fairly. The accompanying interim condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.

We are required under U.S. GAAP to make estimates and assumptions that affect the amounts of assets and liabilities and revenues and expenses reported as of and during the periods presented. We review our estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates. The results of operations of the Partnership, or our Predecessors, for any interim period are not necessarily indicative of results for the full year. Certain reclassifications have been made to prior period presentations to conform to the current year. See Note 8 for further discussion of reclassifications.

FINANCIAL INSTRUMENTS

Financial instruments including cash and cash equivalents, receivables, accounts payable and accrued liabilities are recorded at their carrying value. We believe the carrying value of these financial instruments approximates fair value. Our fair value assessment incorporates a variety of considerations, including:

•	the short term duration of the instruments (less than one percent for both our trade payables and our third-party receivables have been outstanding for greater than 90 days); and

•	the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

The evaluation of our third-party receivables with a short-term duration excludes amounts that are greater than 90 days related to the XTO Energy Inc.’s (“XTO”) legal dispute with QEP Field Services, LLC (“QEPFS”). See further discussion regarding the XTO litigation in Note 6.

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The borrowings under our amended secured revolving credit facility (the “Revolving Credit Facility”) and our secured

6 | Tesoro Logistics LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

dropdown credit facility (“Dropdown Credit Facility”), which include a variable interest rate, approximate fair value. The carrying value and fair value of our debt were approximately $3.8 billion and $4.0 billion as of March 31, 2017, respectively, and were approximately $4.1 billion and $4.3 billion at December 31, 2016, respectively. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

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

We are progressing through our implementation plan and continue to evaluate the impact of the standard’s revenue recognition model on our contracts with customers in the gathering and processing and terminalling and transportation segments along with our business processes, accounting systems, controls and financial statement disclosures. While we have made substantial progress in our review and documentation of the impact of the standard on our revenue agreements, we continue to assess the impact in certain other areas where industry consensus continues to be formed such as agreements with terms that include non-cash consideration, contributions in aid of construction, tiered pricing structures and other unique considerations. At this time, we are unable to estimate the full impact of the standard until the industry reaches a consensus on certain industry specific issues. However, we do expect some impact on presentation and disclosures in our financial statements.

LEASES. In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which amends existing accounting standards for lease accounting and adds additional disclosures about leasing arrangements. Under the new guidance, lessees are required to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either a finance lease or operating lease with the classification affecting the pattern of expense recognition in the income statement and presentation of cash flows in the statement of cash flows. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and modified retrospective application is required, however, we do not intend to early adopt the standard. While it is early in our assessment of the impacts from this standard, we expect the recognition of right-of-use assets and lease liabilities not currently reflected in our balance sheet could have a material impact on total assets and liabilities. Additionally, we expect the presentation changes required for amounts currently reflected in our statement of operations to impact certain financial statement line items. We cannot estimate the impact on our business processes, accounting systems, controls and financial statement disclosures due to the implementation of this standard given the preliminary stage of our assessment.

CREDIT LOSSES. In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which amends guidance on the impairment of financial instruments. The ASU estimates credit losses based on expected losses and provides for a simplified accounting model for purchased financial assets with credit deterioration. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those annual reporting periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2018. While we are still evaluating the impact of ASU 2016-13, we do not expect the adoption of this standard to have a material impact on our financial statements.

DEFINITION OF A BUSINESS. In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), which revises the definition of a business and assists in the evaluation of when a set of transferred assets and activities is a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017, and should be applied prospectively on or after the effective date. Early adoption is permitted under certain circumstances. At this time, we are evaluating the potential impact of this standard on our financial statements and whether we will early adopt this standard in 2017.

GOODWILL. In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates the second step from the goodwill impairment test that required goodwill impairments to be measured at the amount the carrying amount of goodwill exceeded the implied fair value of reporting unit goodwill. Instead, an entity can perform

March 31, 2017 | 7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount with any impairment being limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied on a prospective basis. As permitted under ASU 2017-04, we have elected to early adopt this standard for our 2017 goodwill impairment tests to be performed as of November 1, 2017. The adoption of this standard is not expected to have a material impact on our financial statements.

PENSION AND POSTRETIREMENT COSTS. In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires the current service-cost component of net benefit costs to be presented similarly with other current compensation costs for related employees on the condensed statement of consolidated operations and stipulates that only the service cost component of net benefit cost is eligible for capitalization. Additionally, the Partnership will present other components of net benefit costs elsewhere on the condensed statement of consolidated operations since these costs are allocated to the Partnership’s financial statements by Tesoro. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted in the first quarter of 2017 only. The amendments to the presentation of the condensed statement of consolidated operations in this update should be applied retrospectively while the change in capitalized benefit cost is to be applied prospectively. We have evaluated the impact of this standard on our financial statements and determined there will be no impact to net earnings, but it is expected to have an immaterial impact on other line items such as operating income. We have elected not to early adopt and will implement when the standard becomes effective.

NOTE 2 – ACQUISITION

NORTH DAKOTA GATHERING AND PROCESSING ASSETS

On January 1, 2017, the Partnership acquired crude oil, natural gas and produced water gathering systems and two natural gas processing facilities from Whiting Oil and Gas Corporation, GBK Investments, LLC and WBI Energy Midstream, LLC (“North Dakota Gathering and Processing Assets”) for total consideration of approximately $705 million, including payments for working capital amounts, funded with cash on-hand, which included the borrowings under our Revolving Credit Facility. The North Dakota Gathering and Processing Assets include crude oil, natural gas, and produced water gathering pipelines, natural gas processing and fractionation capacity in the Sanish and Pronghorn fields of the Williston Basin in North Dakota. With this acquisition, we expanded the assets in our Gathering and Processing segment located in the Williston Basin area of North Dakota to further grow our integrated, full-service logistics capabilities in support of third-party demand for crude oil, natural gas and water gathering services as well as natural gas processing services. In addition, this extends our capacity and capabilities by adding new origin and destination points for our common carrier pipelines in North Dakota and extends our crude oil, natural gas and water gathering and associated gas processing footprint to enhance and improve overall basin logistics efficiencies.

We accounted for the North Dakota Gathering and Processing Assets acquisition using the acquisition method of accounting, which requires, among other things, that assets acquired at their fair values and liabilities assumed be recognized on the balance sheet as of the acquisition date. The purchase price allocation for the North Dakota Gathering and Processing Assets acquisition is preliminary and has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date, pending the completion of an independent valuation and other information as it becomes available to us. The purchase price allocation adjustments can be made through the end of TLLP’s measurement period, which is not to exceed one year from the acquisition date.

PRELIMINARY ACQUISITION DATE PURCHASE PRICE ALLOCATION (in millions)

Inventory	$5
Property, plant and equipment	540
Intangibles (a)	154
Goodwill	6
Total purchase price	$705

(a)	The intangibles consist entirely of customer contracts with a weighted average amortization period of 9.6 years.

For the three months ended March 31, 2017, we recognized $99 million in revenues and $13 million of net earnings related to the assets acquired. If the North Dakota Gathering and Processing Assets acquisition had occurred prior to 2017, our pro forma revenues and net earnings would have been $344 million and $87 million, respectively, for the three months ended March 31, 2016.

8 | Tesoro Logistics LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – RELATED-PARTY TRANSACTIONS

AFFILIATE AGREEMENTS

The Partnership has various long-term, fee-based commercial agreements with Tesoro, under which we provide pipeline transportation, trucking, terminal distribution and storage services to Tesoro. Tesoro typically commits to provide us with minimum monthly throughput volumes of crude oil and refined products. For the natural gas liquids that we handle under keep-whole agreements, the Partnership has a fee-based processing agreement with Tesoro which minimizes the impact of commodity price movements during the annual period subsequent to renegotiation of terms and pricing each year.

In addition, we have agreements for the provision of various general and administrative services by Tesoro. Under our partnership agreement, we are required to reimburse TLGP and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended omnibus agreement (the “Amended Omnibus Agreement”) or our amended secondment agreement (the “Amended Secondment Agreement”), TLGP determines the amount of these expenses. The Amended Omnibus Agreement and the Amended Secondment Agreement were amended and restated in connection with the Alaska Storage and Terminalling Assets purchase. Under the terms of the Amended Omnibus Agreement as of March 31, 2017, we are required to pay Tesoro an annual corporate services fee of $11 million for the provision of various centralized corporate services, including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, certain insurance coverage, administration and other corporate services. Tesoro charged the Partnership $5 million pursuant to the Amended Secondment Agreement each of the three months ended March 31, 2017 and 2016. Additionally, pursuant to the Amended Omnibus Agreement and Amended Secondment Agreement, we reimburse Tesoro for any direct costs actually incurred by Tesoro in providing other operational services with respect to certain of our other assets and operations.

SUMMARY OF AFFILIATE TRANSACTIONS

SUMMARY OF REVENUE AND EXPENSE TRANSACTIONS WITH TESORO, INCLUDING PREDECESSORS (in millions)

	Three Months Ended March 31,
	2017	2016
Revenues (a)	$203	$169
Operating expenses (b)	39	35
General and administrative expenses	20	17

(a)	Tesoro accounted for 48% and 56% of our total revenues for the three months ended March 31, 2017 and 2016, respectively.

(b)
Includes imbalance settlement gains of $3 million and $1 million for the three months ended March 31, 2017 and 2016, respectively. Also includes reimbursements from Tesoro pursuant predominantly to the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement of $2 million and $6 million for the three months ended March 31, 2017 and 2016, respectively.

PREDECESSOR TRANSACTIONS. Related-party transactions of our Predecessors were settled through equity. Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment.

DISTRIBUTIONS. In accordance with our partnership agreement, the unitholders of our common and general partner interests are entitled to receive quarterly distributions of available cash. During the three months ended March 31, 2017, we paid quarterly cash distributions of $77 million to Tesoro and TLGP, including incentive distribution rights (“IDRs”). On April 19, 2017, we declared a quarterly cash distribution of $0.94 per unit, which will be paid on May 15, 2017. The distribution will include payments of $71 million to Tesoro and TLGP, including IDRs. In connection with the North Dakota Gathering and Processing Assets acquisition, our general partner agreed to reduce its quarterly distributions with respect to incentive distribution rights by $12.5 million for each quarter in 2017 and 2018, including the three months ended March 31, 2017.

March 31, 2017 | 9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT BY SEGMENT, AT COST (in millions)

	March 31, 2017	December 31, 2016
Gathering and Processing	$2,540	$1,983
Terminalling and Transportation	2,105	2,076
Property, Plant and Equipment, at Cost	4,645	4,059
Accumulated depreciation	(659)	(615)
Property, Plant and Equipment, Net	$3,986	$3,444

NOTE 5 – DEBT

DEBT BALANCE, NET OF UNAMORTIZED ISSUANCE COSTS (in millions)

	March 31, 2017	December 31, 2016
Total debt	$3,819	$4,109
Unamortized issuance costs	(53)	(55)
Current maturities	(1)	(1)
Debt, Net of Current Maturities and Unamortized Issuance Costs	$3,765	$4,053

REVOLVING CREDIT FACILITY AND DROPDOWN CREDIT FACILITY

AVAILABLE CAPACITY UNDER CREDIT FACILITIES (in millions)

	Total Capacity	Amount Borrowed as of March 31, 2017	Outstanding Letters of Credit	Available Capacity	Expiration
TLLP Revolving Credit Facility (a)	$600	$40	$—	$560	January 29, 2021
TLLP Dropdown Credit Facility	1,000	—	—	1,000	January 29, 2021
Total Credit Facilities (b)	$1,600	$40	$—	$1,560

(a)    The weighted average interest rate for borrowings under our Revolving Credit Facility was 3.23% at March 31, 2017.

(b)	We are allowed to request that the loan availability be increased up to an aggregate of $2.1 billion, subject to receiving increased commitments from the lenders.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

CONTINGENCIES

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but we will accrue liabilities for these matters if the amount is probable and can be reasonably estimated. Other than described below and Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2016, we do not have any other material outstanding lawsuits, administrative proceedings or governmental investigations.

10 | Tesoro Logistics LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ENVIRONMENTAL LIABILITIES

TIOGA, NORTH DAKOTA CRUDE OIL PIPELINE RELEASE. In September 2013, the Partnership responded to the release of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). No events have occurred in 2017 to require an adjustment to previously recognized amounts for this matter. In February 2017, we settled the Notice of Violation issued in March 2015 by the North Dakota Department of Health (“NDDOH”). The NDDOH had alleged violations of water pollution regulations as a result of the Crude Oil Pipeline Release. The ultimate resolution of the matter did not have a material impact on our liquidity, financial position, or results of operations.

LEGAL

XTO ENERGY INC. V. QEP FIELD SERVICES COMPANY. XTO is seeking monetary damages related to our allocation of charges related to XTO’s share of natural gas liquid transportation, fractionation and marketing costs associated with shortfalls in contractual firm processing volumes. Trial is set for July 2017. We continue to believe that a loss is not probable nor estimable in relation to $34 million and $31 million of amounts in our receivables as of March 31, 2017 and December 31, 2016, respectively, that are subject to dispute with XTO as a result of this matter. See Note 10 of our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information regarding the dispute.

NOTE 7 – EQUITY AND NET EARNINGS PER UNIT

We had 73,947,231 common public units outstanding as of March 31, 2017. Additionally, Tesoro owned 34,055,042 of our common units and 2,202,880 of our general partner units (the 2% general partner interest) as of March 31, 2017, which together constitutes a 33% ownership interest in us.

UNIT ISSUANCE. We closed a registered public offering of 5,000,000 common units representing limited partner interests at a public offering price of $56.19 per unit on February 27, 2017. The net proceeds of $281 million were used to repay borrowings outstanding under our Revolving Credit Facility and for general partnership purposes. Also, general partner units of 101,980 were issued for proceeds of $6 million.

CHANGE IN THE CARRYING AMOUNT OF OUR EQUITY (in millions)

	Partnership		Total
	Common	General Partner
Balance at December 31, 2016	$1,608	$(66)	$1,542
Proceeds from issuance of units, net of issuance costs	281	6	287
Distributions to unitholders and general partner (a)	(94)	(46)	(140)
Net earnings attributable to partners	55	37	92
Contributions (b)	21	1	22
Other	(2)	4	2
Balance at March 31, 2017	$1,869	$(64)	$1,805

(a)	Represents cash distributions declared and paid during the three months ended March 31, 2017, relating to the fourth quarter of 2016.

(b)
Includes Tesoro and TLGP contributions to the Partnership primarily related to reimbursements for capital spending pursuant predominantly to the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement.

NET EARNINGS PER UNIT. We use the two-class method when calculating the net earnings per unit applicable to limited partners, because we have more than one participating security. At March 31, 2017, our participating securities consist of common units, general partner units and IDRs. Net earnings earned by the Partnership are allocated between the common and general partners in accordance with our partnership agreement. We base our calculation of net earnings per unit on the weighted average number of common limited partner units outstanding during the period.

Diluted net earnings per unit include the effects of potentially dilutive units on our common units, which consist of unvested service and performance phantom units. Distributions less than or greater than earnings are allocated in accordance with our partnership agreement.

March 31, 2017 | 11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NET EARNINGS PER UNIT (in millions, except per unit amounts)

	Three Months Ended March 31,
	2017	2016
Net earnings	$92	$85
Special allocations of net earnings (“Special Allocations”) (a)	1	—
Net earnings, including Special Allocations	93	85
General partner’s distributions	(3)	(2)
General partner’s IDRs (b)	(36)	(30)
Limited partners’ distributions on common units	(101)	(76)
Distributions greater than earnings	$(47)	$(23)
General partner’s earnings:
Distributions	$3	$2
General partner’s IDRs (b)	36	30
Allocation of distributions greater than earnings (c)	(1)	(7)
Total general partner’s earnings	$38	$25
Limited partners’ earnings on common units:
Distributions	$101	$76
Special Allocations (a)	(1)	—
Allocation of distributions greater than earnings	(46)	(16)
Total limited partners’ earnings on common units	$54	$60
Weighted average limited partner units outstanding:
Common units - basic	104.8	93.6
Common units - diluted	104.9	93.6
Net earnings per limited partner unit:
Common - basic	$0.51	$0.64
Common - diluted	$0.51	$0.64

(a)
Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions fully allocated to the general partner and any special allocations. The adjustment reflects the special allocation to common units held by TLGP for the interest incurred in connection with borrowings on the Revolving Credit Facility in lieu of using all cash on hand to fund the North Dakota Gathering and Processing Assets acquisition during the three months ended March 31, 2017.

(b)
IDRs entitle the general partner to receive increasing percentages, up to 50%, of quarterly distributions in excess of $0.3881 per unit per quarter. The amount above reflects earnings distributed to our general partner net of $12.5 million of IDRs waived by TLGP for the three months ended March 31, 2017. See Note 12 of our Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion related to IDRs.

(c)
We have revised the historical allocation of general partner earnings to include the Predecessors’ losses of $7 million for the three months ended March 31, 2016. There were no Predecessor losses for the three months ended March 31, 2017.

CASH DISTRIBUTIONS

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partner unitholders and general partner will receive.

QUARTERLY DISTRIBUTIONS

Quarter Ended	Quarterly Distribution Per Unit	Total Cash Distribution including general partner IDRs (in millions)	Date of Distribution	Unitholders Record Date
December 31, 2016	$0.91	$140	February 14, 2017	February 3, 2017
March 31, 2017 (a)	0.94	140	May 15, 2017	May 5, 2017

(a)
This distribution was declared on April 19, 2017 and will be paid on the date of distribution. This distribution is net of $12.5 million of IDRs waived by TLGP for the three months ended March 31, 2017.

12 | Tesoro Logistics LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – OPERATING SEGMENTS

We changed our operating segment presentation in the first quarter of 2017 to reflect our expanded gathering and processing assets and operations and how our chief operating decision maker (“CODM”) manages our business. With the completion of the North Dakota Gathering and Processing Assets acquisition on January 1, 2017, our gathering and processing assets and operations expanded significantly and enhanced our ability to offer integrated gathering and processing services to our customers. Given the business’s focus on providing integrated services along with the revised reporting structure implemented by management to assess performance and make resource allocation decisions, we have determined our operating segments, which are the same for reporting purposes, are the (i) Gathering and Processing segment and (ii) Terminalling and Transportation segment. Comparable prior period information for the newly presented Gathering and Processing segment has been recast to reflect our current presentation. No changes were deemed necessary to our Terminalling and Transportation segment.

In addition, as part of the CODM’s reevaluation of how it monitors and evaluates the business and allocates resources, management revised its methodology for the allocation of corporate general and administrative expenses which resulted in additional corporate costs being allocated to our Gathering and Processing segment for certain administrative activities associated with our gathering and processing business in the Rockies region. The change to our Terminalling and Transportation segment was nominal. Comparable prior period segment information has been recast to reflect our revised allocation methodology.

Our Gathering and Processing segment consists of crude oil and natural gas gathering systems in the Bakken Shale/Williston Basin area of North Dakota and Montana and the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming as well as gas processing complexes and fractionation facilities. Our Terminalling and Transportation segment consists of crude oil and refined products terminals and marine terminals, storage facilities for crude oil, refined products and petroleum coke handling, rail-car unloading facilities and pipelines, which transport products and crude oil.

Our revenues are generated from commercial contracts we have entered into with Tesoro, under which Tesoro pays us fees, and from third-party contracts for gathering crude oil, natural gas and produced water, processing natural gas and distributing, transporting and storing crude oil, refined products, natural gas and natural gas liquids. The commercial agreements with Tesoro are described in Note 3 to our Annual Report on Form 10-K for the year ended December 31, 2016. We do not have any foreign operations.

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

March 31, 2017 | 13

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEGMENT INFORMATION (in millions)

	Three Months Ended March 31,
	2017	2016
Revenues
Gathering and Processing:
NGL sales	$83	$27
Gas gathering and processing	80	68
Crude oil and water gathering	39	35
Pass-thru and other revenue	43	32
Total Gathering and Processing Revenue	245	162
Terminalling and Transportation:
Terminalling revenues	145	108
Pipeline transportation revenues	30	30
Total Terminalling and Transportation	175	138
Total Segment Revenues	$420	$300

Segment Operating Income
Gathering and Processing	$62	$64
Terminalling and Transportation	98	63
Total Segment Operating Income	160	127
Unallocated general and administrative expenses	(10)	(8)
Interest and financing costs, net	(60)	(44)
Equity in earnings of equity method investments	2	4
Other income, net	—	6
Net Earnings	$92	$85

Capital Expenditures
Gathering and Processing	$18	$30
Terminalling and Transportation	27	30
Total Capital Expenditures	$45	$60

TOTAL IDENTIFIABLE ASSETS BY OPERATING SEGMENT (in millions)

	March 31, 2017	December 31, 2016
Identifiable Assets
Gathering and Processing	$4,054	$3,392
Terminalling and Transportation	1,775	1,768
Other (a)	44	700
Total Identifiable Assets	$5,873	$5,860

(a)
Other consists mainly of $688 million in cash and cash equivalents as of December 31, 2016, of which $672 million was used to fund the acquisition of the North Dakota Gathering and Processing Assets on January 1, 2017, increasing the Gathering and Processing segment’s identifiable assets as of March 31, 2017.

14 | Tesoro Logistics LP

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

This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.

BUSINESS STRATEGY AND OVERVIEW

OVERVIEW

We are a leading full-service logistics company operating primarily in the western and mid-continent regions of the United States. We own and operate networks of crude oil, refined products and natural gas pipelines, terminals with dedicated and non-dedicated storage capacity for crude oil and refined products, rail facilities with loading and offloading capabilities, marine terminals, a trucking fleet and natural gas processing and fractionation complexes. We are a fee-based, growth oriented Delaware limited partnership formed by Tesoro Corporation and are headquartered in San Antonio, Texas. Our assets are categorized into a Gathering and Processing segment and a Terminalling and Transportation segment. For the three months ended March 31, 2017, approximately 48% of our total revenues were derived from Tesoro under various long-term, fee-based commercial agreements, the majority of which include minimum volume commitments.

We generate revenues by charging fees for gathering crude oil and produced water, gathering and processing natural gas as well as fees for terminalling, transporting and storing crude oil and refined products. We do not engage in the trading of crude oil, natural gas, natural gas liquids (“NGLs”) or refined products; therefore, we have minimal direct exposure to risks associated with commodity price fluctuations as part of our normal operations. However, as part of our acquisition of gathering systems and processing facilities from Whiting Oil and Gas Corporation, GBK Investments, LLC and WBI Energy Midstream, LLC (“North Dakota Gathering and Processing Assets”), we acquired certain natural gas gathering and processing contracts structured as Percent of Proceeds (“POP”) arrangements. Under these POP arrangements, we gather and process the producers’ natural gas and retain and market a portion of the natural gas and NGLs and remit a percentage of the proceeds to the producer. Under these arrangements, we will have exposure to fluctuations in commodity prices; however, this exposure is not expected to be material to our results of operations. The revenue and costs associated with these POP arrangements are reported gross on our financial statements. Also, we may be subject to nominal commodity risk exposure due to pipeline loss allowance provisions in many of our pipeline gathering and transportation contracts and a nominal amount of condensate retained as part of our natural gas gathering services. In the event actual measured pipeline losses are less than the loss allowance we are able to sell the natural gas and crude oil at market price adjusted for premiums; correspondingly, when actual losses exceed loss allowances we purchase natural gas or crude oil at market prices. For the NGLs that we handle under keep-whole agreements, the Partnership has a fee-based processing agreement with Tesoro, which minimizes the impact of commodity price movements during the annual period subsequent to renegotiation of terms and pricing. See Item 3 for additional discussion regarding our Market Risk.

March 31, 2017 | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS

BUSINESS STRATEGY AND GOALS

Our primary business objectives are to maintain stable cash flows and to increase our quarterly cash distribution per unit over time. We have been implementing our strategy and goals discussed above, allowing us to increase our distributions by 16% over the last year. We intend to accomplish these objectives by executing the following strategies:

Growing a stable, fee-based business that provides a competitive, full-service logistics offering to customers

Optimizing Existing Asset Base	● Operating an incident free workplace ● Improving operational efficiency and maximizing asset utilization ● Expanding third-party business; delivering extraordinary customer service

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

Relative to these goals, in 2017, we intend to continue implementing this strategy and have completed or announced plans to expand our assets on our Gathering and Processing segment located in the Bakken Shale/Williston Basin area of North Dakota and Montana (the “Bakken Region”) and Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming (the “Rockies Region”) in support of third-party demand for crude oil, natural gas and water gathering services, natural gas processing services, as well as serving Tesoro’s demand for Bakken crude oil in the mid-continent and west coast refining systems, including:

•	further expanding capacity and capabilities as well as adding new origin and destination points for our common carrier pipelines in North Dakota and Montana (the “High Plains Pipeline”);

•	expanding our crude oil, natural gas and water gathering and associated gas processing footprint in the Bakken Region to enhance and improve overall basin logistics efficiencies;

•
increasing compression on our natural gas gathering systems in the Green River and Vermillion basins to enhance natural gas volumes recovered from existing wells and support potential new drilling activity;

•	expanding our gathering footprint and increase compression capabilities in the Uinta basin to increase volumes on our gathering systems and through our processing assets; and

•	pursuing strategic assets across the western U.S. including potential acquisitions from Tesoro.

In addition, we have completed or announced plans to grow our terminalling and transportation business across the western U.S. through:

•	increasing our terminalling volumes by expanding capacity and growing our third-party services at certain of our terminals;

•	optimizing Tesoro volumes and growing third-party throughput at our terminalling and transportation assets; and

•	pursuing strategic assets in the western U.S.

ACQUISITION

NORTH DAKOTA GATHERING AND PROCESSING ASSETS. On January 1, 2017, we acquired the North Dakota Gathering and Processing Assets for total consideration of approximately $705 million, including payments for working capital adjustments, funded with cash on-hand, which included the borrowings under our secured revolving credit facility (the “Revolving Credit Facility”). The North Dakota Gathering and Processing Assets include crude oil, natural gas, and produced water gathering pipelines, natural gas processing capacity and fractionation capacity in the Sanish and Pronghorn fields of the Williston Basin in North Dakota. With this acquisition, we expanded the assets in our Gathering and Processing segment located in the Williston Basin area of North Dakota to further grow our integrated, full-service logistics capabilities in support of third-party demand for crude oil, natural gas and water gathering services as well as natural gas processing services. In addition, this extends our capacity and capabilities by adding new origin and destination points for our common

16 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

carrier pipelines in North Dakota and extends our crude oil, natural gas and water gathering and associated gas processing footprint to enhance and improve overall basin logistics efficiencies.

CURRENT MARKET CONDITIONS

During the first quarter, we saw increases in the majority of spot prices of the commodities that we handle; including crude oil, natural gas, NGLs, and refined products. Crude oil prices rose to the highest levels since mid-2015 on OPEC and non-OPEC producers agreeing to a reduction of crude production; however, in March crude oil prices declined as visible onshore inventories failed to show stock declines. The U.S. oil and gas drilling landscape continues to improve given recent price appreciation, increased rig counts, premium locational drilling, and enhanced completion techniques. Additionally, the current administration took steps in advancing major midstream projects such as approvals for the Dakota Access Pipeline and the Keystone XL pipeline. Looking forward, these factors create positive outlook for U.S. oil and gas production growth and associated throughput volumes.

Continued improvements in the U.S. economic landscape, such as lower unemployment, wage growth, strong consumer sentiment, and robust manufacturing, support healthy refined product demand from our downstream and marketing customers. Also, growing U.S. export opportunities in both crude oil and refined products creates additional outlets for incremental production. We continue to monitor the impact of these changes in market prices and fundamentals as it relates to our business. Given the outlined market conditions, we believe our diversified portfolios of businesses as well as our strong customer base are sufficient to continue to meet our goals and objectives outlined above.

RESULTS OF OPERATIONS

A discussion and analysis of the factors contributing to our results of operations presented below includes the financial results of our Predecessors and the consolidated financial results of TLLP. The financial statements of our Predecessors were prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting future performance.

OPERATING METRICS

Management utilizes the following operating metrics to evaluate performance and compare profitability to other companies in the industry:

•	Average margin on NGL sales per barrel—calculated as the difference between the NGL sales and the costs associated with the NGL sales divided by total NGL sales volumes;

•	Average gas gathering and processing revenue per Million British thermal units (“MMBtu”)—calculated as total gathering and processing fee-based revenue divided by total gas gathering throughput;

•	Average crude oil and water gathering revenue per barrel—calculated as total crude oil and water gathering fee-based revenue divided by total crude oil and water gathering throughput;

•	Average terminalling revenue per barrel—calculated as total terminalling revenue divided by total terminalling throughput; and

•	Average pipeline transportation revenue per barrel—calculated as total pipeline transportation revenue divided by total pipeline transportation throughput.

There are a variety of ways to calculate average revenue per barrel, average margin per barrel, average revenue per MMBtu, and average keep-whole fee per barrel; other companies may calculate these in different ways.

NON-GAAP MEASURES

As a supplement to our financial information presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), our management uses certain “non-GAAP” measures to analyze our results of operations, assess internal performance against budgeted and forecasted amounts and evaluate future impacts to our financial performance as a result of capital investments, acquisitions, divestitures and other strategic projects. These measures are important factors in assessing our operating results and profitability and include:

•	Financial non-GAAP measure of earnings before interest, income taxes, and depreciation and amortization expenses (“EBITDA”); and

•
Liquidity non-GAAP measure of distributable cash flow, which is calculated as U.S. GAAP-based net cash flow from operating activities plus or minus changes in working capital, amounts spent on maintenance capital net of reimbursements and other adjustments not expected to settle in cash.

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

March 31, 2017 | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

ITEMS IMPACTING COMPARABILITY

Our financial results may not be comparable for the reasons described below. Our Predecessors did not record revenues with Tesoro and our Predecessors recorded general and administrative expenses and financed operations differently than the Partnership. See “Factors Affecting the Comparability of Our Financial Results” in our Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion.

On January 1, 2017, the Partnership acquired the North Dakota Gathering and Processing Assets. The North Dakota Gathering and Processing Assets include crude oil, natural gas, and produced water gathering pipelines, natural gas processing and fractionation capacity in the Sanish and Pronghorn fields of the Williston Basin in North Dakota.

We changed our operating segment presentation in the first quarter of 2017 to reflect our expanded gathering and processing operations and capabilities. With the completion of the North Dakota Gathering and Processing Assets acquisition on January 1, 2017, our gathering and processing assets and operations expanded significantly and enhanced our ability to offer integrated gathering and processing services to our customers. Given the business’s focus on providing integrated services along with the revised reporting structure implemented by management to assess performance and make resource allocation decisions, we have determined our operating segments, which are the same for reporting purposes, are the (i) Gathering and Processing segment and (ii) Terminalling and Transportation segment. Comparable prior period information for the newly presented Gathering and Processing segment has been recast to reflect our current presentation. No changes were deemed necessary to our Terminalling and Transportation segment.

On November 21, 2016, we acquired certain terminalling and storage assets located in Martinez, California purchased from subsidiaries of Tesoro (“Northern California Terminalling and Storage Assets”) for a total consideration of $400 million. The Northern California Terminalling and Storage Assets include crude oil, feedstock, and refined product storage capacity at Tesoro’s Martinez Refinery along with the Avon marine terminal capable of handling throughput of feedstocks and refined products.

On July 1 and September 16, 2016, the Partnership purchased certain terminalling and storage assets owned by Tesoro (the “Alaska Storage and Terminalling Assets”) for total consideration of $444 million. The storage assets include tankage and ancillary facilities used for the operations at Tesoro’s Kenai Refinery. The refined product terminals are located in Anchorage and Fairbanks.

CONSOLIDATED RESULTS

HIGHLIGHTS - FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (in millions)

18 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

RECONCILIATION OF NET EARNINGS TO EBITDA (in millions)

RECONCILIATION OF NET CASH FROM OPERATING ACTIVITIES TO DISTRIBUTABLE CASH FLOW (in millions)

	Three Months Ended March 31,
	2017	2016 (a)
Net cash from operating activities	$207	$156
Changes in assets and liabilities	(49)	(11)
Predecessors impact	—	5
Maintenance capital expenditures (b)	(17)	(10)
Reimbursement for maintenance capital expenditures (b)	8	4
Other	3	(2)
Distributable Cash Flow	$152	$142

(a)	Adjusted to include the historical results of the Predecessors.

(b)
We adjust our reconciliation of distributable cash flows for maintenance capital expenditures, tank restoration costs and expenditures required to ensure the safety, reliability, integrity and regulatory compliance of our assets with an offset for any reimbursements received for such expenditures.

2017 QUARTER VERSUS 2016 QUARTER

OVERVIEW. Our net earnings for the three months ended March 31, 2017 (“2017 Quarter”) increased $7 million to $92 million from $85 million for the three months ended March 31, 2016 (“2016 Quarter”) primarily driven by increases in revenue partially offset by an increase in operating costs largely in cost of sales as well as an increase in interest and financing costs. As part of our acquisition of the North Dakota Gathering and Processing Assets, we acquired certain natural gas gathering and processing contracts structured as POP arrangements. The revenue and costs of sales associated with these POP arrangements are reported gross on our financial statements. EBITDA increased $35 million reflecting the contributions of the acquisitions from Tesoro during 2016, the North Dakota Gathering and Processing Assets acquisition and organic growth in the pipeline and terminalling assets.

REVENUES. The increase in revenue of $120 million, or 40%, to $420 million was driven primarily by the North Dakota Gathering and Processing Assets purchased in January 2017 as well as the acquisitions of the Alaska Storage and Terminalling Assets and the Northern California Terminalling and Storage Assets that were purchased in 2016.

COST OF SALES AND OPERATING EXPENSES. Cost of sales and operating expenses increased $59 million and $16 million, respectively, for the 2017 Quarter compared to the 2016 Quarter primarily due to the North Dakota Gathering and Processing Assets acquired during the 2017 Quarter.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were relatively flat for the 2017 Quarter compared to the 2016 Quarter.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased $12 million for the 2017 Quarter compared to the 2016 Quarter primarily due to the North Dakota Gathering and Processing Assets and the Northern California Terminalling and Storage Assets acquired.

INTEREST AND FINANCING COSTS, NET. Net interest and financing costs increased $16 million in the 2017 Quarter compared to the 2016 Quarter primarily related to the issuance of new senior notes in May and December 2016.

OTHER INCOME, NET. Other income decreased $6 million due to a one-time settlement gain in 2016. There were no settlement gains in 2017.

March 31, 2017 | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS

SEGMENT RESULTS OF OPERATIONS

GATHERING AND PROCESSING SEGMENT

HIGHLIGHTS - FOR THE 2017 QUARTER AND THE 2016 QUARTER

Our Gathering and Processing segment consists of crude oil, natural gas and produced water gathering systems and processing complexes in the Bakken Region and the Rockies Region. Our High Plains System, located in the Bakken Region, gathers and transports crude oil from various production locations in this area for transportation to Tesoro’s North

Dakota refineries and other destinations in the Bakken Region, including export rail terminals and pipelines. Approximately 25-30% of our plant production is currently supported by long-term, fee-based processing agreements with minimum volume commitments.
SEGMENT VOLUMETRIC DATA

(a)	Volumes represent barrels sold under our keep-whole arrangements, net barrels retained under our POP arrangements and other associated products.

20 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

GATHERING AND PROCESSING SEGMENT OPERATING RESULTS (in millions, except per barrel and per MMBtu amounts)

	Three Months Ended March 31,
	2017	2016
Revenues
NGL sales (a)	$83	$27
Gas gathering and processing	80	68
Crude oil and water gathering	39	35
Pass-thru and other revenue	43	32
Total Revenues	245	162
Costs and Expenses
Cost of NGL sales (a)(b)	59	—
Operating expenses (c)	77	63
General and administrative expenses	10	8
Depreciation and amortization expenses	37	26
Loss on asset disposals and impairments	—	1
Gathering and Processing Segment Operating Income	$62	$64
Rates
Average margin on NGL sales per barrel (a)(b)	$39.15	$34.49
Average gas gathering and processing revenue per MMBtu	$0.94	$0.83
Average crude oil and water gathering revenue per barrel	$1.73	$1.77

(a)
For the 2017 Quarter, we had 21.1 thousand barrels per day (“Mbpd”) of gross NGL sales under POP and keep-whole arrangements. We retained 7.4 Mbpd under these arrangements. The difference between gross sales barrels and barrels retained is reflected in costs of NGL sales resulting from the gross presentation required for the POP arrangements associated with the North Dakota Gathering and Processing Assets.

(b)
Included in cost of NGL sales for the 2017 Quarter were approximately $2 million of cost of sales related to crude oil volumes obtained in connection with the North Dakota Gathering and Processing Assets acquisition. The corresponding revenues were recognized in pass-thru and other revenue. As such, the calculation of the average margin on NGL sales per barrel excludes this amount.

(c)	Operating expenses include an imbalance settlement gain of $2 million for the 2017 Quarter.

2017 QUARTER VERSUS 2016 QUARTER

VOLUMES. The decrease in NGL sales volumes of 1.2 Mbpd, or 14%, in the 2017 Quarter as compared to the 2016 Quarter was primarily due to keep-whole volume decreases in the Rockies Region slightly offset by an increase of approximately 500 barrels per day related to the equity NGLs associated with the acquired North Dakota Gathering and Processing Assets. The increase in gas gathering and processing throughput volumes of 49 thousand MMBtu per day (“MMBtu/d”), or 5%, in the 2017 Quarter as compared to the 2016 Quarter was primarily driven by the North Dakota Gathering and Processing Assets acquired which led to increased volumes on our gathering system and processed at our facilities. Crude oil and water throughput volumes increased 37 Mbpd, or 17%, in the 2017 Quarter as a result of projects to expand the pipeline gathering system capabilities, which include additional origin and destination inter-connections and the North Dakota Gathering and Processing Assets acquired.

FINANCIAL RESULTS. Our Gathering and Processing segment’s operating income decreased by $2 million to $62 million for the 2017 Quarter compared to the 2016 Quarter reflecting increased income from the acquired North Dakota Gathering and Processing Assets and expanded capabilities on our High Plains System offset by incremental administrative, operating and depreciation expenses primarily associated with the acquisition.

The North Dakota Gathering and Processing Assets added margin of $2 million associated with the sale of NGLs. With the acquisition and expanded capabilities on existing assets, revenues increased across our natural gas gathering and processing systems and our crude oil and water gathering systems partially offset by a decline in revenues resulting from lower volumes in the Rockies Region.

March 31, 2017 | 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

TERMINALLING AND TRANSPORTATION SEGMENT

HIGHLIGHTS - FOR THE 2017 QUARTER AND THE 2016 QUARTER

Our Terminalling and Transportation segment consists of regulated common carrier refined products pipeline systems and other pipelines, which transport products and crude oil from Tesoro’s refineries to nearby facilities, as well as crude oil and refined products terminals and storage facilities, a rail-car unloading facility and a petroleum coke handling and storage facility.

SEGMENT VOLUMETRIC DATA

22 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

TERMINALLING AND TRANSPORTATION SEGMENT OPERATING RESULTS (in millions, except per barrel amounts)

	Three Months Ended March 31,
	2017	2016 (a)
Revenues
Terminalling revenues	$145	$108
Pipeline transportation revenues	30	30
Total Revenues	175	138
Costs and Expenses
Operating expenses (b)	49	47
General and administrative expenses	7	8
Depreciation and amortization expenses	21	20
Terminalling and Transportation Segment Operating Income	$98	$63
Rates
Average terminalling revenue per barrel	$1.58	$1.31
Average pipeline transportation revenue per barrel	$0.40	$0.40

2017 QUARTER VERSUS 2016 QUARTER

VOLUMES. Terminalling throughput volumes increased 106 Mbpd, or 12%, and pipeline transportation throughput volumes increased 10 Mbpd, or 1%, in the 2017 Quarter compared to the 2016 Quarter. The increase was primarily due to an increase in marine volumes in the 2017 Quarter as well as contributions from the Alaska Storage and Terminalling Assets acquisition.

FINANCIAL RESULTS. The Terminalling and Transportation segment’s operating income increased $35 million primarily due to revenues associated with new commercial terminalling and storage agreements executed with Tesoro in connection with the Northern California Terminalling and Storage Assets and the Alaska Storage and Terminalling Assets acquisitions in the second half of 2016. Additionally, segment operating income increased primarily due to higher marine terminalling revenues.

(a)
Adjusted to include the historical results of the Predecessors. Our Predecessors did not record revenue for transactions with Tesoro in the Terminalling and Transportation segment prior to the effective date of the acquisition of the Alaska Storage and Terminalling Assets and the Northern California Terminalling and Storage Assets.

(b)	Operating expenses include imbalance settlement gains of $1 million for both 2017 Quarter and 2016 Quarter.

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

CAPITALIZATION

CAPITAL STRUCTURE (in millions)

Debt principal, including current maturities:	March 31, 2017	December 31, 2016
Credit Facilities	$40	$330
Senior Notes	3,770	3,770
Capital lease obligations	9	9
Total Debt	3,819	4,109
Unamortized Issuance Costs	(53)	(55)
Debt, Net of Unamortized Issuance Costs	3,766	4,054
Total Equity	1,805	1,542
Total Capitalization	$5,571	$5,596

March 31, 2017 | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

DEBT OVERVIEW AND AVAILABLE LIQUIDITY

Our Revolving Credit Facility, Dropdown Credit Facility and Senior Notes due 2019, 2020, 2021, 2022, 2024 and 2025 contain covenants that may, among other things, limit or restrict our ability (as well as the ability of our subsidiaries) to engage in certain activities. There have been no changes in these covenants from those described in our Annual Report on Form 10-K for the year ended December 31, 2016. Our Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of our consolidated subsidiaries and secured by substantially all of our assets.

AVAILABLE CAPACITY UNDER OUR CREDIT FACILITIES (in millions)

	Total Capacity	Amount Borrowed as of March 31, 2017	Available Capacity	Weighted Average Interest Rate	Expiration
Revolving Credit Facility	$600	$40	$560	3.23%	January 29, 2021
Dropdown Credit Facility	1,000	—	1,000	—%	January 29, 2021
Total Credit Facilities	$1,600	$40	$1,560

EXPENSES AND FEES OF OUR CREDIT FACILITIES

Credit Facility	30 day Eurodollar (LIBOR) Rate at March 31, 2017	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Revolving Credit Facility (a)	0.98%	2.25%	4.00%	1.25%	0.375%
Dropdown Credit Facility (a)	0.98%	2.26%	4.00%	1.26%	0.375%

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

UNIT ISSUANCE. We closed a registered public offering of 5,000,000 common units representing limited partner interests at a public offering price of $56.19 per unit on February 27, 2017. The net proceeds of $281 million were used to repay borrowings outstanding under our Revolving Credit Facility and for general partnership purposes. Also, general partner units of 101,980 were issued for proceeds of $6 million.

SOURCES AND USES OF CASH

COMPONENTS OF OUR CASH FLOWS (in millions)

	Three Months Ended March 31,
	2017	2016
Cash Flows From (Used in):
Operating activities	$207	$156
Investing activities	(721)	(92)
Financing activities	(139)	(76)
Decrease in Cash and Cash Equivalents	$(653)	$(12)

OPERATING ACTIVITIES. Net cash from operating activities increased $51 million to $207 million in the 2017 Quarter compared to $156 million for the 2016 Quarter. The increase in cash from operating activities was primarily driven by the change in working capital from the 2016 Quarter to the 2017 Quarter and an increase in net earnings.

INVESTING ACTIVITIES. Net cash used in investing activities for the 2017 Quarter was $721 million compared to $92 million in the 2016 Quarter. The increase in this outflow resulted from the acquisition of the North Dakota Gathering and Processing Assets partially offset by a reduced amount spent on capital expenditures. See “Capital Expenditures” below for a discussion of the expected capital expenditures for the year ended December 31, 2017.

24 | Tesoro Logistics LP

MANAGEMENT’S DISCUSSION AND ANALYSIS

FINANCING ACTIVITIES. The 2017 Quarter had net cash used in financing activities of $139 million compared to $76 million for the 2016 Quarter. Repayments under revolving credit agreements increased by $267 million and distributions increased by $47 million in the 2017 Quarter over the 2016 Quarter. Partially offsetting this cash outflow were $282 million in higher proceeds from issuances of common and general partner units.

Historically, the Predecessors’ sources of liquidity included cash generated from operations and funding from Tesoro. Cash receipts were deposited in Tesoro’s bank accounts and all cash disbursements were made from those accounts. There was no Sponsor contribution for the 2017 Quarter and $39 million included in cash from financing activities for the 2016 Quarter, funded the cash portion of the net loss for the Predecessors.

CAPITAL EXPENDITURES

We continue to expect capital expenditures for the year ended December 31, 2017 to be approximately $325 million, or $295 million net of reimbursements from entities including Tesoro, with whom we contract to provide services. During the 2017 Quarter, we spent $20 million on growth capital projects, net of $11 million in reimbursements from entities including Tesoro, and $10 million on maintenance capital projects, net of $4 million in reimbursements from entities including Tesoro. There have been no other material changes to committed amounts for our major capital projects previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2016. However, total capital expenditures for 2017 could be lower given the timing of permit approvals for the Los Angeles Refinery Interconnect Pipeline System project.

DISTRIBUTIONS

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partner unitholders and general partner will receive.

QUARTERLY DISTRIBUTIONS. We declared distributions of $0.94 and $0.91 per limited partnership unit for the three months ended March 31, 2017 and December 31, 2016, respectively, or $3.76 and $3.64, respectively, on an annualized basis, resulting in $140 million in cash distributions for each quarter. The distribution for the quarter ended March 31, 2017 will be paid May 15, 2017 to all unitholders of record as of May 5, 2017. The distribution for the quarter ended December 31, 2016 was paid February 14, 2017 to all unitholders of record as of February 3, 2017.

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

Future expenditures may be required to comply with the federal, state and local environmental requirements for our various sites, including our storage facilities, pipelines, gas processing complexes and refined products terminals. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our liquidity, financial position or results of operations. See Note 6 to our condensed consolidated financial statements for additional information regarding environmental regulation and Tesoro indemnification. See our discussion of the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement in Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2016, for more information regarding the indemnification of certain environmental matters provided to us by Tesoro and discussion of other certain environmental obligations.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report (including information incorporated by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including without limitation statements regarding our business strategy and goals, and expectations regarding revenues, cash flows, capital expenditures, other financial items, growth, acquisitions, our market position, future operations and profitability, are forward-looking statements. Forward-looking statements may be identified by use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar terms and phrases. Although we believe our assumptions concerning future events are reasonable, a number of risks, uncertainties and other factors could cause actual results and trends to differ materially from those projected, including, but not limited to:

•	changes in global economic conditions on our business, on the business of our key customers, including Tesoro,

and on our customers’ suppliers, business partners and credit lenders;

March 31, 2017 | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

•	the suspension, reduction or termination of Tesoro’s obligations under our commercial agreements and our secondment agreement;

•	a material change in profitability among our customers, including Tesoro;

•	direct or indirect effects on our business resulting from actual or threatened terrorist or activist incidents, cyber-security breaches or acts of war;

•	weather conditions, earthquakes or other natural disasters affecting operations by us or our key customers, including Tesoro, or the areas in which our customers operate;

•	disruptions due to equipment interruption or failure at our facilities, Tesoro’s facilities or third-party facilities on which our key customers, including Tesoro, are dependent;

•	changes in the expected value of and benefits derived from acquisitions;

•	actions of customers and competitors;

•	changes in our credit profile;

•
state and federal environmental, economic, health and safety, energy and other policies and regulations, including those related to climate change and any changes therein and any legal or regulatory investigations, delays in obtaining necessary approvals and permits, compliance costs or other factors beyond our control;

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

•
the factors described in greater detail under “Competition” and “Risk Factors” in Items 1 and 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, and our other filings with the SEC.

All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not own or expect to own any material amounts of the refined products, natural gas or crude oil that are shipped through our pipelines, distributed through our terminals or held in our storage facilities, and therefore we have minimal direct exposure to risks associated with fluctuating commodity prices. As part of our acquisition of the North Dakota Gathering and Processing Assets, we acquired certain natural gas gathering and processing contracts structured as POP arrangements. Under these POP arrangements, we gather and process the producers’ natural gas and retain and market a portion of the natural gas and NGLs and remit a percentage of the proceeds to the producer. Under these arrangements, we will have exposure to fluctuations in commodity prices; however, this exposure is not expected to be material to our results of operations. Assuming all other factors remained constant, a 10% change in pricing, based on our quarter-to-date average throughput, would be less than $1 million to our consolidated operating income.

26 | Tesoro Logistics LP

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition, we are exposed to a limited degree of commodity price risk with respect to our gathering contracts. Specifically, pursuant to our contracts, we retain and sell condensate that is recovered during the gathering of natural gas. Thus, a portion of our revenue is dependent on the price received for the condensate. Condensate historically sells at a price representing a slight discount to the price of crude oil. We consider our exposure to commodity price risk associated with these arrangements to be minimal based on the amount of revenues generated under these arrangements compared to our overall revenues. We do not hedge our exposure using commodity derivative instruments because of the minimal impact of commodity price risk on our liquidity, financial position and results of operations. Assuming all other factors remained constant, a $1 change in condensate pricing, based on our quarter-to-date average throughput, would be immaterial to our consolidated operating income. Actual results may differ from our expectation above.

There have been no other material changes to our market risks as of and for the three months ended March 31, 2017 from the risks discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the quarter ended March 31, 2017, that have materially affected or are reasonably likely to materially affect these controls.

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

March 31, 2017 | 27

LEGAL PROCEEDINGS, RISK FACTORS AND UNREGISTERED SHARES OF EQUITY SECURITIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. There were no new reportable matters that arose during the first quarter of 2017. In addition, no material developments occurred with respect to proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016 other than the settlement of the Tioga, North Dakota Crude Oil Pipeline Release matter. See Note 6 to our condensed consolidated financial statements for additional information related to the settlement and other matters. Although we cannot provide assurance, we believe that an adverse resolution of such proceedings would not have a material impact on our liquidity, financial position, or results of operations.

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As described elsewhere in this Report, we issued 101,980 general partner units for $6 million to Tesoro Logistics GP, LLC, our general partner, on February 27, 2017.

PURCHASES BY THE PARTNERSHIP OF ITS COMMON UNITS

Period	Total Number of Units Purchased (a)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Remaining at Period End Under the Plan or Programs (in millions)
January 2017	5,935	$54.32	—	$—
February 2017	—	$—	—	$—
March 2017	—	$—	—	$—
Total	5,935		—

(a)
The entire 5,935 units were acquired from employees during the first quarter of 2017 to satisfy tax withholding obligations in connection with the vesting of performance phantom unit awards issued to them.

28 | Tesoro Logistics LP

EXHIBITS

ITEM 6. EXHIBITS

(a) Exhibits

Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
3.1	Certificate of Limited Partnership of Tesoro Logistics LP	S-1 (File No. 333-171525)	3.1	1/4/2011

3.2	Certificate of Formation of Tesoro Logistics GP, LLC	S-1 (File No. 333-171525)	3.3	1/4/2011

*3.3	First Amended and Restated Agreement of Limited Partnership of Tesoro Logistics LP dated April 26, 2011, as amended

*3.4
Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of July 1, 2014, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company LLC, and Tesoro Logistics GP, LLC, as amended

†10.1	Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Performance Phantom Unit Agreement	8-K	10.1	2/22/2017

†10.2	Tesoro Logistics LP 2017 Grant of Performance-Vesting Phantom Units and Tandem DERs Term Sheet	8-K	10.2	2/22/2017

†10.3	Tesoro Logistics LP Non-Employee Director Compensation Program (2017)	10-K	10.90	2/21/2017

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Submitted electronically herewith

†	Compensatory plan or arrangement.

March 31, 2017 | 29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TESORO LOGISTICS LP

		By:	Tesoro Logistics GP, LLC
Its general partner

Date:	May 9, 2017	By:	/s/ STEVEN M. STERIN
Steven M. Sterin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

30 | Tesoro Logistics LP