Form 10-Q
period 2017-06-30
ANDEAVOR LOGISTICS LP
filed 2017-08-09
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to __________

Commission File Number 1‑35143

ANDEAVOR LOGISTICS LP
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

There were 108,002,273 common units and 2,202,880 general partner units of the registrant outstanding at August 4, 2017.

TABLE OF CONTENTS

ANDEAVOR LOGISTICS LP
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I — FINANCIAL INFORMATION

3	ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
	3	CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
	4	CONDENSED CONSOLIDATED BALANCE SHEETS - JUNE 30, 2017 AND DECEMBER 31, 2016
	5	CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS - SIX MONTHS ENDED JUNE 30, 2017 AND 2016
	6	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
		6	NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
		8	NOTE 2 - ACQUISITIONS AND DIVESTITURES
		9	NOTE 3 - RELATED-PARTY TRANSACTIONS
		10	NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
		10	NOTE 5 - DEBT
		10	NOTE 6 - COMMITMENTS AND CONTINGENCIES
		11	NOTE 7 - EQUITY AND NET EARNINGS PER UNIT
		13	NOTE 8 - OPERATING SEGMENTS

15	ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	15	BUSINESS STRATEGY AND OVERVIEW
	17	RESULTS OF OPERATIONS
		22	GATHERING AND PROCESSING
		25	TERMINALLING AND TRANSPORTATION
	28	CAPITAL RESOURCES AND LIQUIDITY
	30	IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

31	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

31	ITEM 4. CONTROLS AND PROCEDURES

PART II — OTHER INFORMATION

32	ITEM 1. LEGAL PROCEEDINGS

32	ITEM 1A. RISK FACTORS

32	ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

33	ITEM 6. EXHIBITS

34	SIGNATURES

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

2 |

FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ANDEAVOR LOGISTICS LP
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016 (a)	2017	2016 (a)
	(In millions, except per unit amounts)
Revenues
Affiliate	$202	$168	$405	$337
Third-party	211	125	428	256
Total Revenues	413	293	833	593
Costs and Expenses
Cost of sales	55	1	114	1
Operating expenses	132	106	258	216
General and administrative expenses	25	22	52	46
Depreciation and amortization expenses	60	46	118	92
(Gain) loss on asset disposals and impairments	(25)	—	(25)	1
Operating Income	166	118	316	237
Interest and financing costs, net	(59)	(45)	(119)	(89)
Equity in earnings of equity method investments	3	3	5	7
Other income, net	—	—	—	6
Net Earnings	$110	$76	$202	$161

Loss attributable to Predecessors	$—	$7	$—	$14
Net Earnings Attributable to Partners	110	83	202	175
General partner’s interest in net earnings, including incentive distribution rights	(40)	(36)	(77)	(68)
Limited Partners’ Interest in Net Earnings	$70	$47	$125	$107

Net Earnings per Limited Partner Unit
Common - basic	$0.63	$0.48	$1.15	$1.12
Common - diluted	$0.63	$0.48	$1.15	$1.12

Weighted Average Limited Partner Units Outstanding
Common units - basic	108.0	95.2	106.4	94.4
Common units - diluted	108.1	95.2	106.5	94.4

Cash Distributions Paid Per Unit	$0.94	$0.81	$1.85	$1.59

(a)	Adjusted to include the historical results of the Predecessors. See Note 1 for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2017 | 3

FINANCIAL STATEMENTS

ANDEAVOR LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
	(In millions, except unit amounts)
ASSETS
Current Assets
Cash and cash equivalents	$20	$688
Receivables, net of allowance for doubtful accounts
Trade	110	129
Affiliate	98	101
Other	10	—
Prepayments and other current assets	16	20
Total Current Assets	254	938
Property, Plant and Equipment, Net	4,011	3,444
Acquired Intangibles, Net	1,048	947
Equity Method Investments	327	337
Goodwill	127	117
Other Noncurrent Assets, Net	72	77
Total Assets	$5,839	$5,860

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Trade	$83	$69
Affiliate	36	56
Accrued interest and financing costs	61	42
Other current liabilities	34	45
Total Current Liabilities	214	212
Debt, Net of Unamortized Issuance Costs	3,778	4,053
Other Noncurrent Liabilities	60	53
Total Liabilities	4,052	4,318
Commitments and Contingencies (Note 6)
Equity
Common unitholders; 108,002,273 units issued and outstanding (102,981,495 in 2016)	1,848	1,608
General partner; 2,202,880 units issued and outstanding (2,100,900 in 2016)	(61)	(66)
Total Equity	1,787	1,542
Total Liabilities and Equity	$5,839	$5,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

4 |

FINANCIAL STATEMENTS

ANDEAVOR LOGISTICS LP
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016 (a)
	(In millions)
Cash Flows From (Used In) Operating Activities:
Net earnings	$202	$161
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expenses	118	92
(Gain) loss on asset disposals and impairments	(25)	1
Other operating activities	17	19
Changes in current assets and liabilities	18	(31)
Changes in noncurrent assets and liabilities	(6)	—
Net cash from operating activities	324	242
Cash Flows From (Used In) Investing Activities:
Capital expenditures	(86)	(144)
Acquisitions	(673)	(34)
Proceeds from sale of assets	28	—
Net cash used in investing activities	(731)	(178)
Cash Flows From (Used In) Financing Activities:
Borrowings under revolving credit agreements	189	600
Repayments under revolving credit agreements	(469)	(666)
Proceeds from debt offering	—	701
Repayment of term loan facility	—	(250)
Proceeds from issuance of common units, net of issuance costs	281	334
Proceeds from issuance of general partner units, net of issuance costs	6	—
Quarterly distributions to common unitholders	(195)	(149)
Quarterly distributions to general partner	(85)	(57)
Distributions in connection with acquisitions	(5)	—
Financing costs	—	(17)
Sponsor contributions of equity to the Predecessors	—	91
Capital contributions by affiliate	19	15
Other financing activities	(2)	—
Net cash from (used in) financing activities	(261)	602
Increase (Decrease) in Cash and Cash Equivalents	(668)	666
Cash and Cash Equivalents, Beginning of Period	688	16
Cash and Cash Equivalents, End of Period	$20	$682

(a)	Adjusted to include the historical results of the Predecessors. See Note 1 for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2017 | 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Effective August 1, 2017, Tesoro Logistics LP changed its name to Andeavor Logistics LP (“Andeavor Logistics” or the “Partnership”). Andeavor Logistics is a fee-based, growth-oriented Delaware limited partnership formed in December 2010 by Andeavor (formerly Tesoro Corporation) and its wholly-owned subsidiary, Tesoro Logistics GP, LLC (“TLGP”), our general partner, to own, operate, develop and acquire logistics assets. Unless the context otherwise requires, references in this report to “we,” “us,” “our,” or “ours” refer to Andeavor Logistics LP, one or more of its consolidated subsidiaries, or all of them taken as a whole. Unless the context otherwise requires, references in this report to “Andeavor” or our “Sponsor” refer collectively to Andeavor and any of its subsidiaries, other than Andeavor Logistics, its subsidiaries and its general partner.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

Acquired assets from Andeavor, and the associated liabilities and results of operations, are collectively referred to as the “Predecessors.” See Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information regarding the acquired assets from Andeavor. The accompanying condensed consolidated financial statements and related notes present the financial position, combined results of operations and combined cash flows of our Predecessors at historical cost. The financial statements of our Predecessors have been prepared from the separate records maintained by Andeavor and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. Our Predecessors did not record revenue for transactions with Andeavor and the expenses recognized were not material in the Terminalling and Transportation segment. The Partnership’s net cash from operating activities and net cash used in investing activities in the six months ended June 30, 2016 include $10 million and $81 million, respectively, of cash used by our Predecessors, offset by sponsor contributions of equity to the Predecessors in net cash from financing activities.

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

FINANCIAL INSTRUMENTS

Financial instruments including cash and cash equivalents, receivables, accounts payable and accrued liabilities are recorded at their carrying value. We believe the carrying value of these financial instruments approximates fair value. Our fair value assessment incorporates a variety of considerations, including:

•
the short term duration of the instruments (less than one percent for our third-party receivables and approximately three percent of our trade payables have been outstanding for greater than 90 days); and

•	the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The borrowings under our amended secured revolving credit facility (the “Revolving Credit Facility”) and our secured dropdown credit facility (“Dropdown Credit Facility”), which include a variable interest rate, approximate fair value. The carrying value and fair value of our debt were approximately $3.8 billion and $4.0 billion as of June 30, 2017, respectively, and were approximately $4.1 billion and $4.3 billion at December 31, 2016, respectively. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

6 |

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEW ACCOUNTING STANDARDS AND DISCLOSURES

REVENUE RECOGNITION. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), and has since amended the standard with ASU 2015-14, “Revenue From Contracts with Customers: Deferral of the Effective Date,” ASU 2016-08, ”Revenue From Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Revenue From Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.” These standards replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers. We are required to adopt ASU 2014-09 on January 1, 2018. We expect to transition to the new standard under the modified retrospective transition method, whereby a cumulative effect adjustment will be recognized upon adoption and the guidance will be applied prospectively.

We are progressing through our implementation plan and continue to evaluate the impact of the standard’s revenue recognition model on our contracts with customers in the gathering and processing and terminalling and transportation segments along with our business processes, accounting systems, controls and financial statement disclosures. While we have made substantial progress in our review and documentation of the impact of the standard on our revenue agreements, we continue to assess the impact in certain other areas where industry consensus continues to be formed such as agreements with terms that include non-cash consideration, contributions in aid of construction, tiered pricing structures and other unique considerations. At this time, we are unable to estimate the full impact of the standard until the industry reaches a consensus on certain industry specific issues. However, we do expect some impact on presentation and disclosures in our financial statements relating to contracts that include minimum volume commitments with claw back provisions, or where revenue is based on a percentage of gross proceeds.

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

CREDIT LOSSES. In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which amends guidance on the impairment of financial instruments. The ASU requires the estimation of credit losses based on expected losses and provides for a simplified accounting model for purchased financial assets with credit deterioration. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those annual reporting periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2018. While we are still evaluating the impact of ASU 2016-13, we do not expect the adoption of this standard to have a material impact on our financial statements.

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

GOODWILL. In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates the second step from the goodwill impairment test that required goodwill impairments to be measured as the amount that a reporting unit’s carrying amount of goodwill exceeded its implied fair value of goodwill. Instead, an entity can perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount with any impairment being limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied on a prospective basis. As permitted under ASU 2017-04, we have elected to early adopt this standard for our 2017 goodwill impairment tests to be performed as of November 1, 2017. The adoption of this standard is not expected to have a material impact on our financial statements.

PENSION AND POSTRETIREMENT COSTS. In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires the current service-cost component of net benefit costs to be presented similarly with other current compensation costs for related employees on the condensed statement of consolidated operations and stipulates that only the service cost component of net benefit cost is eligible for capitalization. Additionally, the Partnership will present other components of net benefit costs elsewhere on the condensed statement of consolidated operations since these costs are allocated to the Partnership’s financial statements by Andeavor. ASU

June 30, 2017 | 7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted in the first quarter of 2017 only. The amendments to the presentation of the condensed statement of consolidated operations in this update should be applied retrospectively while the change in capitalized benefit cost is to be applied prospectively. We have evaluated the impact of this standard on our financial statements and determined there will be no impact to net earnings, but it is expected to have an immaterial impact on other line items such as operating income. We have elected not to early adopt and will implement when the standard becomes effective.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

NORTH DAKOTA GATHERING AND PROCESSING ASSETS

On January 1, 2017, the Partnership acquired crude oil, natural gas and produced water gathering systems and two natural gas processing facilities from Whiting Oil and Gas Corporation, GBK Investments, LLC and WBI Energy Midstream, LLC (“North Dakota Gathering and Processing Assets”) for total consideration of approximately $705 million, including payments for working capital amounts, funded with cash on-hand, which included borrowings under our Revolving Credit Facility. The North Dakota Gathering and Processing Assets include crude oil, natural gas, and produced water gathering pipelines, natural gas processing and fractionation capacity in the Sanish and Pronghorn fields of the Williston Basin in North Dakota. With this acquisition, we expanded the assets in our Gathering and Processing segment located in the Williston Basin area of North Dakota to further grow our integrated, full-service logistics capabilities in support of third-party demand for crude oil, natural gas and water gathering services as well as natural gas processing services. In addition, this increases our capacity and capabilities while extending our crude oil, natural gas and water gathering and associated gas processing footprint to enhance overall basin logistics efficiencies.

We accounted for the North Dakota Gathering and Processing Assets acquisition using the acquisition method of accounting, which requires, among other things, that assets acquired at their fair values and liabilities assumed be recognized on the balance sheet as of the acquisition date. The purchase price allocation for the North Dakota Gathering and Processing Assets acquisition is preliminary and has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date, pending the completion of an independent valuation and other information as it becomes available to us. The purchase price allocation adjustments can be made through the end of Andeavor Logistics’ measurement period, which is not to exceed one year from the acquisition date. During the three months ended June 30, 2017, we recorded adjustments to our preliminary allocation to increase property, plant and equipment and goodwill by $31 million and $4 million, respectively, and to reduce intangibles and inventory by $32 million and $3 million, respectively.

PRELIMINARY ACQUISITION DATE PURCHASE PRICE ALLOCATION (in millions)

Inventory	$2
Property, plant and equipment	571
Intangibles (a)	122
Goodwill (b)	10
Total purchase price	$705

(a)
The intangibles consist of customer contracts with a weighted average amortization period of 10.6 years. Amortization of intangible assets for the three and six months ended June 30, 2017 was $3 million and $7 million, respectively.

(b)
We evaluated several factors that contributed to the amount of goodwill presented above. These factors include the geographic proximity of the acquired assets to existing assets owned by the Partnership along with the improved overall basin logistics efficiencies we can leverage.

For the three and six months ended June 30, 2017, we recognized $97 million and $196 million in revenues, respectively, and $13 million and $26 million of net earnings, respectively, related to the assets acquired. If the North Dakota Gathering and Processing Assets acquisition had been completed on January 1, 2016, our pro forma consolidated revenues and consolidated net earnings would have been $348 million and $90 million, respectively, for the three months ended June 30, 2016 and $692 million and $177 million, respectively, for the six months ended June 30, 2016.

DIVESTITURES

On June 2, 2017, due to Andeavor’s consent decree with the state of Alaska associated with our 2016 acquisition of certain terminalling and storage assets owned by Andeavor (the “Alaska Storage and Terminalling Assets”), Andeavor Logistics sold one of its existing Alaska products terminals (“Alaska Terminal”) for $28 million. The sale resulted in a $25 million gain on sale in our condensed statements of consolidated operations for both the three and six months ended June 30, 2017. The Alaska Terminal divestiture did not have an impact on our operations.

8 |

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – RELATED-PARTY TRANSACTIONS

AFFILIATE AGREEMENTS

The Partnership has various long-term, fee-based commercial agreements with Andeavor, under which we provide pipeline transportation, trucking, terminal distribution and storage services to Andeavor. Andeavor typically commits to provide us with minimum monthly throughput volumes of crude oil and refined products. For the natural gas liquids that we handle under keep-whole agreements, the Partnership has a fee-based processing agreement with Andeavor which minimizes the impact of commodity price movements during the annual period subsequent to renegotiation of terms and pricing each year.

In addition, we have agreements for the provision of various general and administrative services by Andeavor. Under our partnership agreement, we are required to reimburse TLGP and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended omnibus agreement (the “Amended Omnibus Agreement”) or our amended secondment agreement (the “Amended Secondment Agreement”), TLGP determines the amount of these expenses. The Amended Omnibus Agreement and the Amended Secondment Agreement were amended and restated in connection with the Alaska Storage and Terminalling Assets purchase. Under the terms of the Amended Omnibus Agreement as of June 30, 2017, we are required to pay Andeavor an annual corporate services fee of $11 million for the provision of various centralized corporate services, including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, certain insurance coverage, administration and other corporate services. Andeavor charged the Partnership $5 million and $1 million pursuant to the Amended Secondment Agreement for the three months ended June 30, 2017 and 2016, respectively, and $10 million and $6 million for the six months ended June 30, 2017 and 2016, respectively. Additionally, pursuant to the Amended Omnibus Agreement and Amended Secondment Agreement, we reimburse Andeavor for any direct costs actually incurred by Andeavor in providing other operational services with respect to certain of our other assets and operations.

SUMMARY OF AFFILIATE TRANSACTIONS

SUMMARY OF REVENUE AND EXPENSE TRANSACTIONS WITH ANDEAVOR, INCLUDING PREDECESSORS (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues (a)	$202	$168	$405	$337
Operating expenses (b)	38	34	77	69
General and administrative expenses	18	16	38	33

(a)	Andeavor accounted for 49% of our total revenues for both the three and six months ended June 30, 2017 and 57% for both the three and six months ended June 30, 2016.

(b)
Includes imbalance settlement gains of $2 million for both the three months ended June 30, 2017 and 2016, respectively, and $5 million and $3 million for the six months ended June 30, 2017 and 2016, respectively. Also includes reimbursements from Andeavor pursuant to the Amended Omnibus Agreement, the Carson Assets Indemnity Agreement and other affiliate agreements of $3 million for both the three months ended June 30, 2017 and 2016, respectively, and $5 million and $9 million for the six months ended June 30, 2017 and 2016, respectively.

PREDECESSOR TRANSACTIONS. Related-party transactions of our Predecessors were settled through equity. Our Predecessors did not record revenue for transactions with Andeavor in the Terminalling and Transportation segment.

DISTRIBUTIONS. In accordance with our partnership agreement, the unitholders of our common and general partner interests are entitled to receive quarterly distributions of available cash. During the six months ended June 30, 2017, we paid quarterly cash distributions of $148 million to Andeavor and TLGP, including incentive distribution rights (“IDRs”). On July 19, 2017, we declared a quarterly cash distribution of $0.971 per unit, which will be paid on August 14, 2017. The distribution will include payments of $75 million to Andeavor and TLGP, including IDRs. In connection with the North Dakota Gathering and Processing Assets acquisition, our general partner agreed to reduce its quarterly distributions with respect to incentive distribution rights by $12.5 million for each quarter in 2017 and 2018, including the three months ended June 30, 2017.

June 30, 2017 | 9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT BY SEGMENT (in millions)

	June 30, 2017	December 31, 2016
Gathering and Processing	$2,593	$1,983
Terminalling and Transportation	2,120	2,076
Property, Plant and Equipment, at Cost	4,713	4,059
Accumulated depreciation	(702)	(615)
Property, Plant and Equipment, Net	$4,011	$3,444

NOTE 5 – DEBT

DEBT BALANCE, NET OF UNAMORTIZED ISSUANCE COSTS (in millions)

	June 30, 2017	December 31, 2016
Total debt	$3,829	$4,109
Unamortized issuance costs	(50)	(55)
Current maturities	(1)	(1)
Debt, Net of Current Maturities and Unamortized Issuance Costs	$3,778	$4,053

AVAILABLE CAPACITY UNDER CREDIT FACILITIES (in millions)

	Total Capacity	Amount Borrowed as of June 30, 2017	Outstanding Letters of Credit	Available Capacity	Expiration
Andeavor Logistics Revolving Credit Facility (a)	$600	$50	$—	$550	January 29, 2021
Andeavor Logistics Dropdown Credit Facility	1,000	—	—	1,000	January 29, 2021
Total Credit Facilities (b)	$1,600	$50	$—	$1,550

(a)	The weighted average interest rate for borrowings under our Revolving Credit Facility was 3.31% at June 30, 2017.

(b)	We are allowed to request that the loan availability be increased up to an aggregate of $2.1 billion, subject to receiving increased commitments from the lenders.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

CONTINGENCIES

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but we will accrue liabilities for these matters if the amount is probable and can be reasonably estimated. Other than as described below, in Part II, Item 1 of this Report, in our Annual Report on Form 10-K for the year ended December 31, 2016 or in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, we do not have any other material outstanding lawsuits, administrative proceedings or governmental investigations.

XTO ENERGY INC. V. QEP FIELD SERVICES COMPANY. XTO Energy Inc. (“XTO”) was seeking monetary damages related to our allocation of charges related to XTO’s share of natural gas liquid transportation, fractionation and marketing costs associated with shortfalls in contractual firm processing volumes. In May 2017, we agreed to a settlement with XTO regarding the disputed receivables, which resulted in a write-off of $5 million of accounts receivable and reversal of previously recognized revenue during the three months ended June 30, 2017 related to the dispute. No disputed receivables related to XTO remain after the settlement.

10 |

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – EQUITY AND NET EARNINGS PER UNIT

We had 73,947,231 of publicly held outstanding common units as of June 30, 2017. Additionally, Andeavor owned 34,055,042 of our common units and 2,202,880 of our general partner units (the 2% general partner interest) as of June 30, 2017, which together constitutes a 33% ownership interest in us.

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

CHANGE IN THE CARRYING AMOUNT OF OUR EQUITY (in millions)

	Partnership		Total
	Common	General Partner
Balance at December 31, 2016	$1,608	$(66)	$1,542
Proceeds from issuance of units, net of issuance costs	281	6	287
Distributions to unitholders and general partner (a)	(195)	(85)	(280)
Net earnings attributable to partners	125	77	202
Contributions (b)	31	2	33
Other	(2)	5	3
Balance at June 30, 2017	$1,848	$(61)	$1,787

(a)	Represents cash distributions declared and paid during the six months ended June 30, 2017, relating to the first quarter of 2017 and the fourth quarter of 2016.

(b)
Includes Andeavor and TLGP contributions to the Partnership primarily related to reimbursements for capital spending pursuant predominantly to the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement.

NET EARNINGS PER UNIT. We use the two-class method when calculating the net earnings per unit applicable to limited partners, because we have more than one participating security. At June 30, 2017, our participating securities consist of common units, general partner units and IDRs. Net earnings earned by the Partnership are allocated between the common and general partners in accordance with our partnership agreement. We base our calculation of net earnings per unit on the weighted average number of common limited partner units outstanding during the period.

Diluted net earnings per unit include the effects of potentially dilutive units on our common units, which consist of unvested service and performance phantom units. Distributions less than or greater than earnings are allocated in accordance with our partnership agreement.

June 30, 2017 | 11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NET EARNINGS PER UNIT (in millions, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net earnings	$110	$76	$202	$161
Special allocations of net earnings (“Special Allocations”) (a)	—	—	1	—
Net earnings, including Special Allocations	110	76	203	161
General partner’s distributions	(3)	(2)	(6)	(4)
General partner’s IDRs (b)	(39)	(36)	(75)	(66)
Limited partners’ distributions on common units	(105)	(85)	(206)	(161)
Distributions greater than earnings	$(37)	$(47)	$(84)	$(70)
General partner’s earnings:
Distributions	$3	$2	$6	$4
General partner’s IDRs (b)	39	36	75	66
Allocation of distributions greater than earnings (c)	—	(8)	(1)	(15)
Total general partner’s earnings	$42	$30	$80	$55
Limited partners’ earnings on common units:
Distributions	$105	$85	$206	$161
Special Allocations (a)	—	—	(1)	—
Allocation of distributions greater than earnings	(37)	(39)	(83)	(55)
Total limited partners’ earnings on common units	$68	$46	$122	$106
Weighted average limited partner units outstanding:
Common units - basic	108.0	95.2	106.4	94.4
Common units - diluted	108.1	95.2	106.5	94.4
Net earnings per limited partner unit:
Common - basic	$0.63	$0.48	$1.15	$1.12
Common - diluted	$0.63	$0.48	$1.15	$1.12

(a)
Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions fully allocated to the general partner and any special allocations. The adjustment reflects the special allocation to common units held by TLGP for the interest incurred in connection with borrowings on the Dropdown Credit Facility in lieu of using all cash on hand to fund the Alaska Storage and Terminalling Assets acquisition.

(b)
IDRs entitle the general partner to receive increasing percentages, up to 50%, of quarterly distributions in excess of $0.3881 per unit per quarter. The amount above reflects earnings distributed to our general partner net of $12.5 million and $25 million of IDRs waived by TLGP for the three and six months ended June 30, 2017, respectively. See Note 11 of our Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion related to IDRs.

(c)
We have revised the historical allocation of general partner earnings to include the Predecessors’ losses of $7 million and $14 million for the three and six months ended June 30, 2016, respectively. There were no Predecessor losses for the three and six months ended June 30, 2017.

12 |

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CASH DISTRIBUTIONS

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partner unitholders and general partner will receive.

QUARTERLY DISTRIBUTIONS

Quarter Ended	Quarterly Distribution Per Unit	Total Cash Distribution including general partner IDRs (in millions)	Date of Distribution	Unitholders Record Date
December 31, 2016	$0.910	$140	February 14, 2017	February 3, 2017
March 31, 2017 (a)	0.940	140	May 15, 2017	May 5, 2017
June 30, 2017 (a)(b)	0.971	147	August 14, 2017	August 4, 2017

(a)	This distribution is net of $12.5 million of IDRs waived by TLGP for each of the three months ended June 30, 2017 and March 31, 2017.

(b)	This distribution was declared on July 19, 2017 and will be paid on the date of distribution.

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

In addition, as part of the CODM’s reevaluation of how it monitors and evaluates the business and allocates resources, management revised its methodology for the allocation of corporate general and administrative expenses which resulted in additional corporate costs being allocated to our Gathering and Processing segment for certain administrative activities associated with our gathering and processing business in the Rockies region. The change to our Terminalling and Transportation segment was not material. Comparable prior period segment information has been recast to reflect our revised allocation methodology.

Our Gathering and Processing segment consists of crude oil, natural gas and produced water gathering systems and natural gas processing assets in the Bakken Shale/Williston Basin area of North Dakota and Montana and the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming as well as gas processing complexes and fractionation facilities. Our Terminalling and Transportation segment consists of crude oil and refined products terminals and marine terminals, storage facilities for crude oil, refined products and petroleum coke handling, rail-car unloading facilities and pipelines, which transport products and crude oil.

Our revenues are generated from commercial contracts we have entered into with Andeavor and with third-party contracts under which we are paid fees for gathering crude oil, natural gas and produced water, processing natural gas and distributing, transporting and storing crude oil, refined products, natural gas and natural gas liquids. The commercial agreements with Andeavor are described in Note 3 to our Annual Report on Form 10-K for the year ended December 31, 2016. We do not have any foreign operations.

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

June 30, 2017 | 13

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEGMENT INFORMATION (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Gathering and Processing:
NGL sales	$81	$27	$164	$54
Gas gathering and processing	87	63	167	131
Crude oil and water gathering	34	32	73	67
Pass-thru and other	31	28	74	60
Total Gathering and Processing	233	150	478	312
Terminalling and Transportation:
Terminalling	147	112	292	220
Pipeline transportation	33	31	63	61
Total Terminalling and Transportation	180	143	355	281
Total Segment Revenues	$413	$293	$833	$593

Segment Operating Income
Gathering and Processing	$51	$55	$113	$119
Terminalling and Transportation	121	68	219	131
Total Segment Operating Income	172	123	332	250
Unallocated general and administrative expenses	(6)	(5)	(16)	(13)
Interest and financing costs, net	(59)	(45)	(119)	(89)
Equity in earnings of equity method investments	3	3	5	7
Other income, net	—	—	—	6
Net Earnings	$110	$76	$202	$161

Capital Expenditures
Gathering and Processing	$21	$29	$39	$59
Terminalling and Transportation	24	31	51	61
Total Capital Expenditures	$45	$60	$90	$120

TOTAL IDENTIFIABLE ASSETS BY OPERATING SEGMENT (in millions)

	June 30, 2017	December 31, 2016
Identifiable Assets
Gathering and Processing	$4,035	$3,392
Terminalling and Transportation	1,778	1,768
Other (a)	26	700
Total Identifiable Assets	$5,839	$5,860

(a)
Other consists mainly of $688 million in cash and cash equivalents as of December 31, 2016, of which $673 million was used to fund the acquisition of the North Dakota Gathering and Processing Assets on January 1, 2017, increasing the Gathering and Processing segment’s identifiable assets as of June 30, 2017.

14 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this report to “Andeavor Logistics LP,” “Andeavor Logistics,” “the Partnership,” “we,” “us” or “our” refer to Andeavor Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless the context otherwise requires, references in this report to Andeavor refer collectively to Andeavor and any of its subsidiaries, other than Andeavor Logistics, its subsidiaries and its general partner. Unless the context otherwise requires, references in this report to “Predecessors” refer collectively to the acquired assets from Andeavor, and those assets, liabilities and results of operations.

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

BUSINESS STRATEGY AND OVERVIEW

OVERVIEW

We are a leading full-service logistics company operating primarily in the western and mid-continent regions of the United States. We own and operate networks of crude oil, refined products and natural gas pipelines, terminals with dedicated and non-dedicated storage capacity for crude oil and refined products, rail facilities with loading and offloading capabilities, marine terminals, a trucking fleet and natural gas processing and fractionation complexes. We are a fee-based, growth oriented Delaware limited partnership formed by Andeavor and are headquartered in San Antonio, Texas. Our assets are categorized into a Gathering and Processing segment and a Terminalling and Transportation segment. Approximately 49% of our total revenues for both the three and six months ended June 30, 2017 were derived from Andeavor under various long-term, fee-based commercial agreements, the majority of which include minimum volume commitments.

We generate revenues by charging fees for gathering crude oil and produced water, gathering and processing natural gas as well as fees for terminalling, transporting and storing crude oil and refined products. We do not engage in the trading of crude oil, natural gas, natural gas liquids (“NGLs”) or refined products; therefore, we have minimal direct exposure to risks associated with commodity price fluctuations as part of our normal operations. However, as part of our acquisition of gathering systems and processing facilities from Whiting Oil and Gas Corporation, GBK Investments, LLC and WBI Energy Midstream, LLC (“North Dakota Gathering and Processing Assets”), we acquired certain natural gas gathering and processing contracts structured as Percent of Proceeds (“POP”) arrangements. Under these POP arrangements, we gather and process the producers’ natural gas and market the natural gas and NGLs (“Equity NGLs”) and return the majority of the proceeds to the producer. Under these arrangements, we will have exposure to fluctuations in commodity prices; however, this exposure is not expected to be material to our results of operations. The revenue and costs associated with these POP arrangements are reported gross on our financial statements. Also, we may be subject to nominal commodity risk exposure due to pipeline loss allowance provisions in many of our pipeline gathering and transportation contracts and a nominal amount of condensate retained as part of our natural gas gathering services. In the event actual measured pipeline losses are less than the loss allowance, we are able to sell the crude oil at premium adjusted market prices; correspondingly, when actual losses exceed loss allowances, we purchase crude oil at premium adjusted market prices. For the NGLs that we handle under keep-whole agreements, also included in Equity NGLs, the Partnership has a fee-based processing agreement with Andeavor, which minimizes the impact of commodity price movements during the annual period subsequent to renegotiation of terms and pricing. See Item 3 for additional discussion regarding our Market Risk.

On April 17, 2017, Andeavor filed an Amendment to Schedule 13D with the Securities and Exchange Commission (the "SEC") stating that the board of directors of Andeavor authorized the management of Andeavor to work with our board of directors and management to consider, discuss and endeavor to negotiate a merger, consolidation or combination (in whatever form) of assets held by and securities issued by Western Refining Logistics, LP (“WNRL”) and its affiliates and assets held by and securities issued by us.

On July 21, 2017, we filed an Amendment to Schedule 13D with the SEC stating that the Andeavor board of directors delivered a proposal to the chairman of the conflicts committee of the board of the general partner of WNRL to acquire all of the outstanding common units of WNRL representing limited partnership interests in WNRL in exchange for common units of Andeavor Logistics, at an exchange ratio of 0.4906 common units of Andeavor Logistics for each WNRL common unit.

There can be no assurance that any discussions that may occur between Andeavor Logistics and WNRL will result in the entry into a definitive agreement, concerning a transaction or, if such a definitive agreement is reached, will result in the consummation of a transaction provided for in such definitive agreement. If any discussions concerning a potential transaction occur, such discussions may be terminated at any time and without prior notice.

June 30, 2017 | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS

BUSINESS STRATEGY AND GOALS

Our primary business objectives are to maintain stable cash flows and to increase our quarterly cash distribution per unit over time. We have been implementing our strategy and goals discussed above, allowing us to increase our distributions by 15% over the last year. We intend to accomplish these objectives by executing the following strategies:

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

Pursuing Organic Expansion Opportunities
●    Identifying and executing low-risk, high-return growth projects

●    Investing to capture the full commercial value of logistics assets

●    Growing asset capability to support Andeavor value chain optimization

Growing through Third-Party Acquisitions
●    Pursuing assets and businesses in strategic western U.S. geography that fit integrated business model, delivering synergies and growth

●    Focusing on high quality assets that provide stable, fee-based income and enhancing organizational capacity

Growing through Andeavor Strategic Expansion	● Strategically partnering with Andeavor on acquisitions in refining and marketing value chains ● Capturing full value of Andeavor’s embedded logistics assets

Relative to these goals, in 2017, we intend to continue implementing this strategy and have completed or announced plans to expand our assets on our Gathering and Processing segment in support of third-party demand for crude oil, natural gas and water gathering services, natural gas processing services, as well as serving Andeavor’s demand for Bakken crude oil in the mid-continent and west coast refining systems, including:

•	further expanding capacity and capabilities as well as adding new origin and destination points for our common carrier pipelines in North Dakota and Montana;

•
expanding our crude oil, natural gas and water gathering and associated gas processing footprint in the Bakken Shale/Williston Basin area of North Dakota and Montana (the “Bakken Region”) to enhance and improve overall basin logistics efficiencies;

•
increasing compression on our natural gas gathering systems in the Green River and Vermillion basins to enhance natural gas volumes recovered from existing wells and support potential new drilling activity;

•	expanding our gathering footprint and increase compression capabilities in the Uinta basin to increase volumes on our gathering systems and through our processing assets; and

•	pursuing strategic assets across the western U.S. including potential acquisitions from Andeavor.
In addition, we have completed or announced plans to grow our Terminalling and Transportation business across the western U.S. through:

•	increasing our terminalling volumes by expanding capacity and growing our third-party services at certain of our terminals;

•	optimizing Andeavor volumes and growing third-party throughput at our Terminalling and Transportation assets; and

•	pursuing strategic assets in the western U.S.

ACQUISITION

NORTH DAKOTA GATHERING AND PROCESSING ASSETS. On January 1, 2017, we acquired the North Dakota Gathering and Processing Assets for total consideration of approximately $705 million, including payments for working capital adjustments, funded with cash on-hand, which included borrowings under our secured revolving credit facility (the “Revolving Credit Facility”). The North Dakota Gathering and Processing Assets include crude oil, natural gas, and produced water gathering pipelines, natural gas processing capacity and fractionation capacity in the Sanish and Pronghorn fields of the Williston Basin in North Dakota. With this acquisition, we expanded the assets in our Gathering and Processing segment located in the Williston Basin area of North Dakota to further grow our integrated, full-service logistics capabilities in support of third-party demand for crude oil, natural gas and water gathering services as well as natural gas processing services. In addition, this increases our capacity and capabilities while extending our crude oil, natural gas and water gathering and associated gas processing footprint to enhance overall basin logistics efficiencies.

16 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

CURRENT MARKET CONDITIONS

Although we have minimal exposure to commodity prices, during the second quarter, the commodity pricing conditions were mixed for the commodities that we handle. Crude oil, natural gas and refined products prices fell while NGLs prices rose. Despite an extension of the OPEC and non-OPEC production cuts, crude oil prices faced headwinds from ample global inventories and higher production from the U.S. and other countries. The U.S. oil and gas drilling landscape continues to improve with increased rig counts, premium locational drilling and enhanced completion techniques. At the current prices, shale production remains economic and U.S. crude production is expected to show material growth year over year. Additionally, U.S. refineries operated at record utilization rates as growing export opportunities provided an incentive to maximize production of gasoline and diesel. These factors create a positive outlook for U.S. oil, gas and refined product throughput volumes, however, regional impacts may differ.

Lower retail prices and sound domestic economic conditions over the second quarter continued to support healthy refined product demand from our downstream and marketing customers. We continue to monitor the impact of commodity prices and fundamentals as it relates to our business. Given the outlined market conditions, we believe our diversified portfolio of businesses as well as our strong customer base are sufficient to continue to meet our goals and objectives outlined above.

RESULTS OF OPERATIONS

A discussion and analysis of the factors contributing to our results of operations presented below includes the financial results of our Predecessors and the consolidated financial results of Andeavor Logistics. The financial statements of our Predecessors were prepared from the separate records maintained by Andeavor and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting future performance.

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

There are a variety of ways to calculate average revenue per barrel, average margin per barrel and average revenue per MMBtu; other companies may calculate these in different ways.

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

June 30, 2017 | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS

supplemental information to the users of our financial statements. Non-GAAP measures have important limitations as analytical tools, because they exclude some, but not all, items that affect net earnings, operating income and net cash from operating activities. These measures should not be considered substitutes for their most directly comparable U.S. GAAP financial measures.

ITEMS IMPACTING COMPARABILITY

Our financial results may not be comparable for the reasons described below. Our Predecessors did not record revenues with Andeavor and our Predecessors recorded general and administrative expenses and financed operations differently than the Partnership. See “Factors Affecting the Comparability of Our Financial Results” in our Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion.

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

On November 21, 2016, we acquired certain terminalling and storage assets located in Martinez, California purchased from subsidiaries of Andeavor (“Northern California Terminalling and Storage Assets”) for a total consideration of $400 million. The Northern California Terminalling and Storage Assets include crude oil, feedstock, and refined product storage capacity at Andeavor’s Martinez Refinery along with the Avon marine terminal capable of handling throughput of feedstocks and refined products.

On July 1 and September 16, 2016, the Partnership purchased certain terminalling and storage assets owned by Andeavor (the “Alaska Storage and Terminalling Assets”) for total consideration of $444 million. The storage assets include tankage and ancillary facilities used for the operations at Andeavor’s Kenai Refinery. The refined product terminals are located in Anchorage and Fairbanks.

2017 2ND QUARTER VERSUS 2016 2ND QUARTER

HIGHLIGHTS (in millions)

18 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

PERCENTAGE OF SEGMENT OPERATING INCOME BY OPERATING SEGMENT

RECONCILIATION OF NET EARNINGS TO EBITDA (in millions)

RECONCILIATION OF NET CASH FROM OPERATING ACTIVITIES TO DISTRIBUTABLE CASH FLOW (in millions)

	Three Months Ended June 30,
	2017	2016 (a)
Net cash from operating activities	$117	$86
Changes in assets and liabilities	37	42
Predecessors impact	—	5
Maintenance capital expenditures (b)	(19)	(14)
Reimbursement for maintenance capital expenditures (b)	7	10
Proceeds from sale of assets	28	—
Other	7	(3)
Distributable Cash Flow	$177	$126

(a)	Adjusted to include the historical results of the Predecessors.

(b)
We adjust our reconciliation of distributable cash flows for maintenance capital expenditures, tank restoration costs and expenditures required to ensure the safety, reliability, integrity and regulatory compliance of our assets with an offset for any reimbursements received for such expenditures.

OVERVIEW. Our net earnings for the three months ended June 30, 2017 (the “2017 Quarter”) increased $34 million to $110 million from $76 million for the three months ended June 30, 2016 (the “2016 Quarter”) primarily driven by the sale of a products terminal as well as increased operations driven by strong product demand and high refinery utilization generating higher throughput at our California marine terminals. The 2017 Quarter also benefited from contributions from the Northern California Terminalling and Storage Assets and Alaska

Storage and Terminalling Assets acquisitions completed in the second half of 2016. Partially offsetting those contributions were increases in operating costs, depreciation and amortization expenses and interest and financing costs related to our acquisitions. EBITDA in the 2017 Quarter increased $62 million reflecting the impact of the terminal sale, acquisitions from Andeavor during the second half of 2016 and the North Dakota Gathering and Processing Assets acquisition in January 2017.

June 30, 2017 | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS

As part of our acquisition of the North Dakota Gathering and Processing Assets, we acquired certain natural gas gathering and processing contracts structured as POP arrangements. The revenue and cost of sales associated with these POP arrangements are reported gross on our financial statements contributing to our higher revenue and operating costs.

REVENUES. The $120 million increase in revenue, or 41%, to $413 million was driven primarily by the North Dakota Gathering and Processing Assets along with the acquisitions of the Alaska Storage and Terminalling Assets and the Northern California Terminalling and Storage Assets that were purchased from Andeavor in the second half of 2016.

COST OF SALES AND OPERATING EXPENSES. Cost of sales and operating expenses increased $54 million and $26 million, respectively, for the 2017 Quarter compared to the 2016 Quarter primarily due to the North Dakota Gathering and Processing Assets acquired during the first quarter of 2017.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased $14 million for the 2017 Quarter versus the 2016 Quarter largely due to the property, plant and equipment and intangibles acquired with the North Dakota Gathering and Processing Assets and the Northern California Terminalling and Storage Assets.

INTEREST AND FINANCING COSTS, NET. Net interest and financing costs increased $14 million in the 2017 Quarter compared to the 2016 Quarter mostly due to the issuance of new senior notes in May and December 2016.

2017 YEAR TO DATE PERIOD VERSUS 2016 YEAR TO DATE PERIOD

HIGHLIGHTS (in millions)

PERCENTAGE OF SEGMENT OPERATING INCOME BY OPERATING SEGMENT

20 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

RECONCILIATION OF NET EARNINGS TO EBITDA (in millions)

RECONCILIATION OF NET CASH FROM OPERATING ACTIVITIES TO DISTRIBUTABLE CASH FLOW (in millions)

	Six Months Ended June 30,
	2017	2016 (a)
Net cash from operating activities	$324	$242
Changes in assets and liabilities	(12)	31
Predecessors impact	—	10
Maintenance capital expenditures (b)	(36)	(24)
Reimbursement for maintenance capital expenditures (b)	15	14
Proceeds from sale of assets	28	—
Other	10	(5)
Distributable Cash Flow	$329	$268

(a)	Adjusted to include the historical results of the Predecessors.

(b)
We adjust our reconciliation of distributable cash flows for maintenance capital expenditures, tank restoration costs and expenditures required to ensure the safety, reliability, integrity and regulatory compliance of our assets with an offset for any reimbursements received for such expenditures.

OVERVIEW. Our net earnings for the six months ended June 30, 2017 (the “2017 Period”) increased 25% to $202 million from $161 million for the six months ended June 30, 2016 (the “2016 Period”) primarily driven by a gain on the sale of a products terminal and increased contribution from acquisitions from Andeavor during the second half of 2016. These increases were partially offset by increases in operating costs, depreciation and amortization expenses and interest and financing costs in connection with our acquisitions. EBITDA increased $97 million reflecting the sale of a products terminal, the impact of the acquisitions from Andeavor, the North Dakota Gathering and Processing Assets acquisition in January 2017 and organic growth in the pipeline and terminalling assets.

The revenue and costs of sales associated with the POP arrangements we acquired in the North Dakota Gathering and Processing Assets acquisition are reported gross on our financial statements contributing to the higher revenue and operating costs.

REVENUE. The increase in revenue of $240 million, or 40%, to $833 million was driven by the North Dakota Gathering and Processing Assets and the acquisitions of the Alaska Storage and Terminalling Assets and Northern California

Terminalling and Storage Assets that were purchased from Andeavor in the second half of 2016.

COST OF SALES AND OPERATING EXPENSES. Cost of sales and operating expenses increased $113 million and $42 million, respectively, for the 2017 Period compared to the 2016 Period primarily due to the North Dakota Gathering and Processing Assets acquired during the first quarter of 2017.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased $26 million for the 2017 Period versus the 2016 Period largely due to the property, plant and equipment and intangibles acquired with the North Dakota Gathering and Processing Assets and the Northern California Terminalling and Storage Assets.

INTEREST AND FINANCING COSTS, NET. Net interest and financing costs increased $30 million in the 2017 Period compared to the 2016 Period mostly related to the issuance of new senior notes in May and December 2016.

OTHER INCOME, NET. Other income decreased $6 million due to a one-time litigation settlement gain in 2016.

June 30, 2017 | 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

SEGMENT RESULTS OF OPERATIONS

GATHERING AND PROCESSING SEGMENT

Our Gathering and Processing segment consists of crude oil, natural gas and produced water gathering systems and processing complexes in the Bakken Region and the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming (the “Rockies Region”). Our High Plains System, located in the Bakken Region, gathers and transports crude oil from various production locations in this area for transportation to Andeavor’s North Dakota refineries and other destinations in the Bakken Region, including export rail terminals and pipelines. Approximately 25-30% of our processing plant production is currently supported by long-term, fee-based processing agreements with minimum volume commitments.

2017 2ND QUARTER VERSUS 2016 2ND QUARTER

HIGHLIGHTS (in millions)

SEGMENT VOLUMETRIC DATA

(a)	Volumes represent barrels sold in keep-whole arrangements, net barrels retained in POP arrangements and other associated products.

VOLUMES. NGL sales volumes declined slightly in the 2017 Quarter as compared to the 2016 Quarter primarily due to keep-whole volume decreases in the Rockies Region slightly offset by an increase related to the Equity NGLs associated with the acquired North Dakota Gathering and Processing Assets. The increase in gas gathering and processing throughput volumes of 98 thousand MMBtu per day (“MMBtu/d”), or 11%, in the 2017 Quarter as compared to the 2016 Quarter was primarily driven by the North Dakota Gathering and Processing Assets acquired, which led to increased volumes on our gathering system and processed at our facilities. Crude oil and water throughput volumes increased 32 thousand barrels per day (“Mbpd”), or 15%, in the 2017 Quarter primarily due to contributions from the North Dakota Gathering and Processing Assets acquisition and interconnections on the High Plains Pipeline System both completed in the first quarter 2017. These increases were partially offset by decreased volumes related to the turnaround completed on Andeavor’s Mandan refinery, which not only impacted volume, but also the average crude oil and water revenue per barrel due to shorter pipeline haul movements.

22 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

GATHERING AND PROCESSING SEGMENT OPERATING RESULTS (in millions, except per barrel and per MMBtu amounts)

	Three Months Ended June 30,
	2017	2016
Revenues
NGL sales (a)	$81	$27
Gas gathering and processing	87	63
Crude oil and water gathering	34	32
Pass-thru and other	31	28
Total Revenues	233	150
Costs and Expenses
Cost of NGL sales (a)	56	1
Operating expenses (b)	79	59
General and administrative expenses	10	9
Depreciation and amortization expenses	37	26
Gathering and Processing Segment Operating Income	$51	$55
Rates
Average margin on NGL sales per barrel (a)	$37.45	$36.69
Average gas gathering and processing revenue per MMBtu	$1.00	$0.81
Average crude oil and water gathering revenue per barrel	$1.55	$1.72

FINANCIAL RESULTS. Our Gathering and Processing segment’s operating income remained relatively flat for the 2017 Quarter compared to the 2016 Quarter.

The North Dakota Gathering and Processing Assets added margin of $3 million associated with the sale of NGLs. Revenues increased across our natural gas gathering and processing systems and our crude oil and water gathering systems with this acquisition and expanded capabilities on existing assets. Offsetting those contributions was a decline in revenues resulting from lower volumes in the Rockies Region, lower volumes and margins with Andeavor’s Mandan refinery undergoing a turnaround, which not only impacted volumes, but also the average crude oil and water revenue per barrel due to shorter pipeline haul movements. In addition, we had incremental administrative, operating and depreciation expenses primarily associated with the North Dakota Gathering and Processing Assets acquisition.

(a)
For the 2017 Quarter, we had 20.9 Mbpd of gross NGL sales under POP and keep-whole arrangements. We retained 7.3 Mbpd under these arrangements. The difference between gross sales barrels and barrels retained is reflected in costs of NGL sales resulting from the gross presentation required for the POP arrangements associated with the North Dakota Gathering and Processing Assets.

(b)	Operating expenses include an imbalance settlement gain of $1 million for both the 2017 Quarter and 2016 Quarter, respectively.

2017 YEAR TO DATE PERIOD VERSUS 2016 YEAR TO DATE PERIOD

HIGHLIGHTS (in millions)

June 30, 2017 | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

SEGMENT VOLUMETRIC DATA

(a)	Volumes represent barrels sold in keep-whole arrangements, net barrels retained in POP arrangements and other associated products.

VOLUMES. The decrease in NGL sales volumes of 0.7 Mbpd, or 9%, in the 2017 Period compared to the 2016 Period was primarily due to keep-whole volume decreases in the Rockies Region slightly offset by an increase related to the Equity NGLs associated with the acquired North Dakota Gathering and Processing Assets. The increase in gas gathering and processing throughput volumes of 74 MMBtu/d, or 8%, in the 2017 Period compared to the 2016 Period was primarily driven by the North Dakota Gathering and Processing Assets acquired, which led to increased volumes on our gathering system and processed at our facilities. Crude oil and water throughput volumes increased 34 Mbpd, or 16%, in the 2017 Period as a result of projects to expand the pipeline gathering system capabilities, which include additional origin and destination inter-connections and the North Dakota Gathering and Processing Assets acquired, partially offset by decreased volumes related to the turnaround completed on Andeavor’s Mandan refinery, which not only impacted volumes, but also the average crude oil and water revenue per barrel due to shorter pipeline haul movements.

GATHERING AND PROCESSING SEGMENT OPERATING RESULTS (in millions, except per barrel and per MMBtu amounts)

	Six Months Ended June 30,
	2017	2016
Revenues
NGL sales (a)	$164	$54
Gas gathering and processing	167	131
Crude oil and water gathering	73	67
Pass-thru and other (b)	74	60
Total Revenues	478	312
Costs and Expenses
Cost of NGL sales (a)(b)	115	1
Operating expenses (c)	156	122
General and administrative expenses	20	17
Depreciation and amortization expenses	74	52
Loss on asset disposals and impairments	—	1
Gathering and Processing Segment Operating Income	$113	$119
Rates
Average margin on NGL sales per barrel (a)(b)	$38.30	$35.54
Average gas gathering and processing revenue per MMBtu	$0.97	$0.82
Average crude oil and water gathering revenue per barrel	$1.64	$1.74

FINANCIAL RESULTS. Our Gathering and Processing segment’s operating income remained relatively flat for the 2017 Period compared to the 2016 Period.

The North Dakota Gathering and Processing Assets added margin of $5 million associated with the sale of NGLs. Revenues increased across our natural gas gathering and processing systems and our crude oil and water gathering systems with this acquisition and expanded capabilities on existing assets partially offset by a decline in revenues resulting from lower volumes in the Rockies Region and incremental administrative, operating and depreciation expenses primarily associated with the North Dakota Gathering and Processing Assets acquisition.

(a)
For the 2017 Period, we had 21.0 Mbpd of gross NGL sales under POP and keep-whole arrangements. We retained 7.4 Mbpd under these arrangements. The difference between gross sales barrels and barrels retained is reflected in costs of NGL sales resulting from the gross presentation required for the POP arrangements associated with the North Dakota Gathering and Processing Assets.

(b)
Included in cost of NGL sales for the 2017 Period were approximately $2 million of cost of sales related to crude oil volumes obtained in connection with the North Dakota Gathering and Processing Assets acquisition. The corresponding revenues were recognized in pass-thru and other revenue. As such, the calculation of the average margin on NGL sales per barrel excludes this amount.

(c)	Operating expenses include an imbalance settlement gain of $3 million and $1 million for the 2017 Period and 2016 Period, respectively.

24 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

TERMINALLING AND TRANSPORTATION SEGMENT

Our Terminalling and Transportation segment consists of regulated common carrier refined products pipeline systems and other pipelines, which transport products and crude oil from Andeavor’s refineries to nearby facilities, as well as crude oil and refined products terminals and storage facilities, a rail-car unloading facility and a petroleum coke handling and storage facility.

2017 2ND QUARTER VERSUS 2016 2ND QUARTER

HIGHLIGHTS (in millions)

SEGMENT VOLUMETRIC DATA

VOLUMES. Terminalling throughput volume increased 44 Mbpd, or 4% in the 2017 Quarter compared to the 2016 Quarter. The increase in the Terminalling throughput volume was primarily attributable to an increase in marine volumes in Southern California, marine volumes from the Avon marine terminal assets contributed in the Northern California Terminalling and Storage Assets acquisition and contributions from the Alaska Storage and Terminalling Assets acquisition. Pipeline transportation throughput volume increased 51 Mbpd, or 6%, in the 2017 Quarter compared to the 2016 Quarter primarily due to an increase in pipeline volumes in Southern California.

June 30, 2017 | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

TERMINALLING AND TRANSPORTATION SEGMENT OPERATING RESULTS
(in millions, except per barrel amounts)

	Three Months Ended June 30,
	2017	2016 (a)
Revenues
Terminalling	$147	$112
Pipeline transportation	33	31
Total Revenues	180	143
Costs and Expenses
Operating expenses (b)	53	48
General and administrative expenses	8	7
Depreciation and amortization expenses	23	20
Gain on asset disposals and impairments	(25)	—
Terminalling and Transportation Segment Operating Income	$121	$68
Rates
Average terminalling revenue per barrel	$1.53	$1.21
Average pipeline transportation revenue per barrel	$0.40	$0.40

FINANCIAL RESULTS. The Terminalling and Transportation segment’s operating income increased $53 million, or 78%, primarily due to the $25 million gain on the sale of a products terminal in Alaska in the 2017 Quarter and higher revenues associated with new commercial terminalling and storage agreements executed with Andeavor in connection with the Northern California Terminalling and Storage Assets and the Alaska Storage and Terminalling Assets acquisitions in the second half of 2016. Also contributing to the increase were higher marine terminalling revenues in California driven by higher refinery utilization. The increase in revenues were partially offset by higher operating expenses, particularly related to the Alaska Storage and Terminalling Assets.

(a)
Adjusted to include the historical results of the Predecessors. Our Predecessors did not record revenue for transactions with Andeavor in the Terminalling and Transportation segment prior to the effective date of the acquisition of the Alaska Storage and Terminalling Assets and the Northern California Terminalling and Storage Assets.

(b)	Operating expenses include imbalance settlement gains of $1 million for both the 2017 Quarter and 2016 Quarter, respectively.

2017 YEAR TO DATE PERIOD VERSUS 2016 YEAR TO DATE PERIOD

HIGHLIGHTS (in millions)

26 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

SEGMENT VOLUMETRIC DATA

VOLUMES. Terminalling throughput volume increased 75 Mbpd, or 8% in the 2017 Period compared to the 2016 Period. The increase in the Terminalling throughput volume was primarily attributable to an increase in marine volumes in Southern California, marine volumes from the Avon marine terminal assets contributed in the Northern California Terminalling and Storage Assets acquisition and contributions from the Alaska Storage and Terminalling Assets acquisition. Pipeline transportation throughput volume increased 31 Mbpd, or 4%, in the 2017 Period compared to the 2016 Period, which was primarily attributable to an increase in pipeline volumes in Southern California.

TERMINALLING AND TRANSPORTATION SEGMENT OPERATING RESULTS
(in millions, except per barrel amounts)

	Six Months Ended June 30,
	2017	2016 (a)
Revenues
Terminalling	$292	$220
Pipeline transportation	63	61
Total Revenues	355	281
Costs and Expenses
Operating expenses (b)	102	95
General and administrative expenses	15	15
Depreciation and amortization expenses	44	40
Gain on asset disposals and impairments	(25)	—
Terminalling and Transportation Segment Operating Income	$219	$131
Rates
Average terminalling revenue per barrel	$1.55	$1.26
Average pipeline transportation revenue per barrel	$0.40	$0.40

FINANCIAL RESULTS. The Terminalling and Transportation segment’s operating income increased $88 million in the 2017 Period compared to the 2016 Period primarily attributable to revenues associated with new commercial terminalling and storage agreements executed with Andeavor in connection with the Northern California Terminalling and Storage Assets and the Alaska Storage and Terminalling Assets acquisitions in the second half of 2016 in addition to the gain on the sale of a products terminal in Alaska in the 2017 Period. Also contributing to the increase in segment operating income were higher marine terminalling revenues in California driven by higher refinery utilization. The increase in revenues were partially offset by higher operating expenses, particularly related to the Alaska Storage and Terminalling Assets.

(a)
Adjusted to include the historical results of the Predecessors. Our Predecessors did not record revenue for transactions with Andeavor in the Terminalling and Transportation segment prior to the effective date of the acquisition of the Alaska Storage and Terminalling Assets and the Northern California Terminalling and Storage Assets.

(b)	Operating expenses include imbalance settlement gains of $2 million for both the 2017 Period and 2016 Period, respectively.

June 30, 2017 | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

Our primary cash requirements relate to funding capital expenditures, acquisitions, meeting operational needs and paying distributions to our unitholders. We expect our ongoing sources of liquidity to include cash generated from operations, reimbursement for certain maintenance and expansion expenditures, borrowings under our credit facilities and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital, long-term capital expenditure, acquisition and debt servicing requirements and allow us to fund at least the minimum quarterly cash distributions.

CAPITALIZATION

CAPITAL STRUCTURE (in millions)

Debt, including current maturities:	June 30, 2017	December 31, 2016
Credit facilities	$50	$330
Senior notes	3,770	3,770
Capital lease obligations	9	9
Total Debt	3,829	4,109
Unamortized Issuance Costs	(50)	(55)
Debt, Net of Unamortized Issuance Costs	3,779	4,054
Total Equity	1,787	1,542
Total Capitalization	$5,566	$5,596

DEBT OVERVIEW AND AVAILABLE LIQUIDITY

Our Revolving Credit Facility, our secured dropdown credit facility (“Dropdown Credit Facility”) and our senior notes contain covenants that may, among other things, limit or restrict our ability (as well as the ability of our subsidiaries) to engage in certain activities. There have been no changes in these covenants from those described in our Annual Report on Form 10-K for the year ended December 31, 2016. Our Revolving Credit Facility is non-recourse to Andeavor, except for Tesoro Logistics GP, LLC (“TLGP”), and is guaranteed by all of our consolidated subsidiaries and secured by substantially all of our assets.

AVAILABLE CAPACITY UNDER CREDIT FACILITIES (in millions)

	Total Capacity	Amount Borrowed as of June 30, 2017	Available Capacity	Weighted Average Interest Rate	Expiration
Revolving Credit Facility	$600	$50	$550	3.31%	January 29, 2021
Dropdown Credit Facility	1,000	—	1,000	—%	January 29, 2021
Total Credit Facilities	$1,600	$50	$1,550

REVOLVING CREDIT FACILITIES EXPENSES AND FEES

Credit Facility	30 day Eurodollar (LIBOR) Rate at June 30, 2017	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Revolving Credit Facility (a)	1.74%	2.25%	4.25%	1.25%	0.375%
Dropdown Credit Facility (a)	1.74%	2.26%	4.25%	1.26%	0.375%

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

28 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

SOURCES AND USES OF CASH

COMPONENTS OF OUR CASH FLOWS (in millions)

	Six Months Ended June 30,
	2017	2016
Cash Flows From (Used in):
Operating activities	$324	$242
Investing activities	(731)	(178)
Financing activities	(261)	602
Increase (Decrease) in Cash and Cash Equivalents	$(668)	$666

OPERATING ACTIVITIES. Net cash from operating activities increased $82 million to $324 million in the 2017 Period compared to $242 million for the 2016 Period. The increase in cash from operating activities was primarily driven by the change in working capital from the 2016 Period to the 2017 Period and an increase in net earnings.

INVESTING ACTIVITIES. Net cash used in investing activities for the 2017 Period was $731 million compared to $178 million in the 2016 Period. The increase in this outflow resulted from the acquisition of the North Dakota Gathering and Processing Assets partially offset by proceeds from the sale of certain Alaska terminalling assets and reduced capital expenditures. See “Capital Expenditures” below for a discussion of the expected capital expenditures for the year ended December 31, 2017.

FINANCING ACTIVITIES. The 2017 Period had net cash used in financing activities of $261 million compared to net cash from financing activities of $602 million for the 2016 Period, an $863 million increase in cash used. Sources of cash such as issuances of long-term debt, borrowings under our revolving credit facilities and issuances of equity decreased $701 million, $411 million and $47 million, respectively. However, the use of our cash to repay long-term debt, borrowings on the credit facilities and financing costs also decreased $250 million, $197 million and $17 million, respectively. Distributions to unitholders and our general partner increased $46 million and $28 million, respectively.

Historically, the Predecessors’ sources of liquidity included cash generated from operations and funding from Andeavor. Cash receipts were deposited in Andeavor’s bank accounts and all cash disbursements were made from those accounts. While there was no Sponsor contribution for the 2017 Period, $91 million was included in cash from financing activities in the 2016 Period, which funded the cash portion of the net loss, capital expenditures and acquisition attributable to the Predecessors.

CAPITAL EXPENDITURES

We continue to expect capital expenditures for the year ended December 31, 2017 to be approximately $325 million, or $295 million net of reimbursements primarily from Andeavor with whom we contract to provide services. During the 2017 Quarter, we spent $24 million on growth capital projects, net of $6 million in reimbursements primarily from Andeavor, and $10 million on maintenance capital projects, net of $5 million in reimbursements primarily from Andeavor. During the 2017 Period, we spent $44 million on growth capital projects, net of $17 million in reimbursements primarily from Andeavor, and $20 million on maintenance capital projects, net of $9 million in reimbursements primarily from Andeavor. There have been no other material changes to committed amounts for our major capital projects previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Andeavor Logistics made progress on several organic expansion projects including the Los Angeles Refinery Interconnect Pipeline System and the Vermillion Compression project and was awarded several new Bakken projects. The South Coast Air Quality Management District certified the Environmental Impact Report on May 12, 2017 for the Los Angeles Refinery Interconnect Pipeline System. The Partnership expects construction to begin during the second half of 2017.

DISTRIBUTIONS

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partner unitholders and general partner will receive.

QUARTERLY DISTRIBUTIONS. For the three months ended June 30, 2017, March 31, 2017 and December 31, 2016, we declared distributions of $0.971, $0.940 and $0.910 per limited partnership unit, respectively, or $3.88, $3.76 and $3.64, respectively, on an annualized basis, resulting in cash distributions of $140 million for both the fourth quarter 2016 and first quarter 2017 as well as an expected cash distribution of $147 million for the second quarter 2017. The distribution for the quarter ended June 30, 2017 will be paid August 14, 2017 to all unitholders of record as of August 4, 2017.

ENVIRONMENTAL AND OTHER MATTERS

ENVIRONMENTAL REGULATION. We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment or otherwise relate to protection of the environment. Compliance with these laws

June 30, 2017 | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Future expenditures may be required to comply with the federal, state and local environmental requirements for our various sites, including our storage facilities, pipelines, gas processing complexes and refined products terminals. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our liquidity, financial position or results of operations. See our discussion of the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement in Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2016, for more information regarding the indemnification of certain environmental matters provided to us by Andeavor and discussion of other certain environmental obligations.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report (including information incorporated by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including without limitation statements regarding our business strategy and goals, and expectations regarding revenues, cash flows, capital expenditures, other financial items, growth, acquisitions, our market position, future operations and profitability, are forward-looking statements. Forward-looking statements may be identified by use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar terms and phrases. Although we believe our assumptions concerning future events are reasonable, a number of risks, uncertainties and other factors could cause actual results and trends to differ materially from those projected, including, but not limited to:

•	changes in global economic conditions on our business, on the business of our key customers, including Andeavor, and on our customers’ suppliers, business partners and credit lenders;

•
a material change in the crude oil and natural gas produced in the Bakken Shale/Williston Basin area of North Dakota and Montana or the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming;

•	the ability of our key customers, including Andeavor, to remain in compliance with the terms of their outstanding indebtedness;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	changes in the cost or availability of third-party vessels, pipelines and other means of delivering and transporting crude oil, feedstocks, natural gas, NGLs and refined products;

•	the coverage and ability to recover claims under our insurance policies;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	the timing and extent of changes in commodity prices and demand for refined products, natural gas and NGLs;

•	changes in our cash flow from operations;

•	impact of QEP Resources’ and Questar Gas Company’s ability to perform under the terms of our gathering agreements as they are the largest customers in our natural gas business.

•
the risk of contract cancellation, non-renewal or failure to perform by those in our supply and distribution chains, including Andeavor and Andeavor’s customers, and the ability to replace such contracts and/or customers;

•	the suspension, reduction or termination of Andeavor’s obligations under our commercial agreements and our secondment agreement;

•	a material change in profitability among our customers, including Andeavor;

•	direct or indirect effects on our business resulting from actual or threatened terrorist or activist incidents, cyber-security breaches or acts of war;

•	weather conditions, earthquakes or other natural disasters affecting operations by us or our key customers, including Andeavor, or the areas in which our customers operate;

•	disruptions due to equipment interruption or failure at our facilities, Andeavor’s facilities or third-party facilities on which our key customers, including Andeavor, are dependent;

•	our inability to complete acquisitions on economically acceptable terms or within anticipated timeframes;

•	changes in the expected value of and benefits derived from acquisitions;

•	actions of customers and competitors;

•	changes in our credit profile;

•
state and federal environmental, economic, health and safety, energy and other policies and regulations, including those related to climate change and any changes therein and any legal or regulatory investigations, delays in obtaining necessary approvals and permits, compliance costs or other factors beyond our control;

•	operational hazards inherent in refining and natural gas processing operations and in transporting and storing crude oil, natural gas, NGLs and refined products;

•	changes in capital requirements or in execution and benefits of planned capital projects;

•	seasonal variations in demand for natural gas and refined products;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any accruals, which affect us or Andeavor;

•	risks related to labor relations and workplace safety;

30 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

•	political developments; and

•	the factors described in greater detail under “Competition” and “Risk Factors” in Items 1 and 1A of our Annual Report

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

MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not own or expect to own any material amounts of the refined products, natural gas or crude oil that are shipped through our pipelines, distributed through our terminals or held in our storage facilities, and therefore we have minimal direct exposure to risks associated with fluctuating commodity prices. As part of our acquisition of the North Dakota Gathering and Processing Assets, we acquired certain natural gas gathering and processing contracts structured as POP arrangements. Under these POP arrangements, we gather and process the producers’ natural gas and retain and market a portion of the natural gas and NGLs and remit a percentage of the proceeds to the producer. Under these arrangements, we will have exposure to fluctuations in commodity prices; however, this exposure is not expected to be material to our results of operations. Assuming all other factors remained constant, a 10% change in pricing, based on our year-to-date sales, would be less than $1 million to our consolidated operating income.

In addition, we are exposed to a limited degree of commodity price risk with respect to our gathering contracts.

Specifically, pursuant to our contracts, we retain and sell condensate that is recovered during the gathering of natural gas. Thus, a portion of our revenue is dependent on the price received for the condensate. Condensate historically sells at a price representing a slight discount to the price of crude oil. We consider our exposure to commodity price risk associated with these arrangements to be minimal based on the amount of revenues generated under these arrangements compared to our overall revenues. We do not hedge our exposure using commodity derivative instruments because of the minimal impact of commodity price risk on our liquidity, financial position and results of operations. Assuming all other factors remained constant, a $1 change in condensate pricing, based on our quarter-to-date average throughput, would be immaterial to our consolidated operating income for the three and six months ended June 30, 2017. Actual results may differ from our expectation above.

There have been no other material changes to our market risks as of and for the six months ended June 30, 2017 from the risks discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the quarter ended June 30, 2017, that have materially affected or are reasonably likely to materially affect these controls.

We carried out an evaluation required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the reporting period. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the reporting period.

June 30, 2017 | 31

LEGAL PROCEEDINGS, RISK FACTORS AND UNREGISTERED SHARES OF EQUITY SECURITIES

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The information below describes new proceedings or material developments in proceedings that we previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. Although we cannot provide assurance, we believe that an adverse resolution of such proceedings would not have a material impact on our liquidity, financial position, or results of operations.

XTO ENERGY INC. V. QEP FIELD SERVICES COMPANY. XTO Energy Inc. (“XTO”) was seeking monetary damages related to our allocation of charges related to XTO’s share of natural gas liquid transportation, fractionation and marketing costs associated with shortfalls in contractual firm processing volumes. In May 2017, we agreed to a settlement with XTO regarding the disputed receivables, which resulted in a write-off of $5 million of accounts receivable and reversal of previously recognized revenue during the three months ended June 30, 2017 related to the dispute. No disputed receivables related to XTO remain after the settlement.

ITEM 1A.	RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We may acquire units to satisfy tax withholdings obligations in connection with the vesting of units issued to certain employees. There were no such units acquired during the three months ended June 30, 2017.

32 |

EXHIBITS

ITEM 6.	EXHIBITS

(a) Exhibits

Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
3.1	Certificate of Limited Partnership of Andeavor Logistics LP	8-K	3.1	8/1/2017

3.2	Certificate of Formation of Tesoro Logistics GP, LLC	S-1 (File No. 333-171525)	3.3	1/4/2011

3.3	First Amended and Restated Agreement of Limited Partnership of Andeavor Logistics LP dated April 26, 2011, as amended	8-K	3.2	8/1/2017

3.4	Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of July 1, 2014, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company LLC, and Tesoro Logistics GP, LLC, as amended	10-Q	3.4	5/9/2017

*10.1	Renewal Trucking Transportation Services Agreement

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Submitted electronically herewith

June 30, 2017 | 33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ANDEAVOR LOGISTICS LP

		By:	Tesoro Logistics GP, LLC
Its general partner

Date:	August 9, 2017	By:	/s/ STEVEN M. STERIN
Steven M. Sterin
President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

34 |