Form 10-K
period 2017-12-31
ANDEAVOR LOGISTICS LP
filed 2018-02-21
CIK 1507615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10‑K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2017, the aggregate market value of common limited partner units held by non-affiliates of the registrant was approximately $3.8 billion based upon the closing price of its common units on the New York Stock Exchange Composite tape. The registrant had 217,164,424 common units outstanding at February 15, 2018.

DOCUMENTS INCORPORATED BY REFERENCE: None

Table of Contents

Andeavor Logistics LP
Annual Report on Form 10-K

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. Refer to our discussion of forward-looking statements in the section titled “Important Information Regarding Forward-Looking Statements.”

Additionally, throughout this Annual Report on Form 10-K, we have used terms in our discussion of the business and operating results that have been defined in our Glossary of Terms.

Glossary of Terms

Glossary of Terms

Throughout this Annual Report on Form 10-K, we have used the following terms in our discussion of the business and operating results:

AB 197 - Assembly Bill 197.

AICPA - American Institute of Certified Public Accountants.

ARO - Asset retirement obligations.

ASU - Accounting Standards Update.

Average crude oil and water gathering revenue per barrel - Calculated as total crude oil and water gathering fee-based revenue divided by crude oil and water gathering throughput presented in Mbpd multiplied by 1,000 and multiplied by the number of days in the period (365 days for the years ended December 31, 2017 and 2015, and 366 days for the year ended December 31, 2016).

Average gas gathering and processing revenue per MMBtu - Calculated as total gathering and processing fee-based revenue divided by gas gathering throughput presented in MMBtu/d multiplied by 1,000 and multiplied by the number of days in the period as outlined above.

Average margin on NGL sales per barrel - Calculated as the difference between the NGL sales revenues and the amounts recognized as NGL expense divided by our NGL sales volumes in barrels presented in Mbpd multiplied by 1,000 and multiplied by the number of days in the period as outlined above.

Average pipeline transportation revenue per barrel - Calculated as total pipeline transportation revenue divided by pipeline transportation throughput presented in Mbpd multiplied by 1,000 and multiplied by the number of days in the period as outlined above.

Average terminalling revenue per barrel - Calculated as total terminalling revenue divided by terminalling throughput presented in Mbpd multiplied by 1,000 and multiplied by the number of days in the period as outlined above.

Average wholesale fuel sales margin per gallon - Calculated as the difference between total wholesale fuel revenues and wholesale cost of fuel and other divided by our total wholesale fuel sales volume in gallons.

BLM - Bureau of Land Management.

Bpd - Barrels per day.

BTU - British thermal unit—a measure of the amount of energy required to raise the temperature of a one-pound mass of water one degree Fahrenheit at sea level.

CERCLA - The Comprehensive Environmental Response, Compensation, and Liability Act of 1980.

Clean Water Act - The Federal Water Pollution Control Act of 1972.

Common Carrier Pipeline - A pipeline engaged in the transportation of crude oil, refined products or other hydrocarbon-based products as a common carrier for hire.

Dropdown Credit Facility - Secured dropdown credit facility.

EBITDA - Net earnings before interest, income taxes, depreciation and amortization expenses.

End User - The ultimate user and consumer of transported energy products.

E&P - Exploration and Production.

EPAct - The Energy Policy Act of 1992.

EPA - The U.S. Environmental Protection Agency.

FASB - Financial Accounting Standards Board.

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

Homeland Standards - U.S. Department of Homeland Security Chemical Facility Anti-Terrorism Standards.

ICA - The Interstate Commerce Act of 1887.

IDR - Incentive distribution rights in Andeavor Logistics.

Initial Offering - Our initial public offering.

IRS - Internal Revenue Service.

Mbpd - Thousand barrels per day.

MMBtu - Million British thermal units.

MMBtu/d - Million British thermal units per day.

MMcf - Million cubic feet. Cubic foot or feet is a common unit of gas measurement. One standard cubic foot equals the volume of gas in one cubic foot measured at standard temperature (60 degrees Fahrenheit) and standard pressure (14.73 pounds standard per square inch).

MMcf/d - Million cubic feet per day.

NAAQS - National Ambient Air Quality Standards.

December 31, 2017 | 1

Glossary of Terms

NDPSC - North Dakota Public Service Commission.

NGA - The Natural Gas Act of 1938.

NGLs - Natural gas liquids.

NGPA - The Natural Gas Policy Act of 1978.

NMPRC - New Mexico Public Regulation Commission.

NSR/PSD - New Source Review/Prevention of Significant Deterioration.

NYSE - New York Stock Exchange.

OPA 90 - The Oil Pollution Act of 1990.

OSHA - The U.S. Occupational Safety Health Administration.

OSRO - Oil Spill Response Organizations.

PCAOB - Public Company Accounting Oversight
Board.

PHMSA - The Pipeline and Hazardous Materials Safety Administration.

POP - Percent of Proceeds.

ppb - parts per billion.

RCRA - The Federal Resource Conservation and Recovery Act.

Refined Products - Hydrocarbon compounds, such as gasoline, diesel fuel, jet fuel and residual fuel that are produced by a refinery.

Revolving Credit Facility - Secured revolving credit facility.

RFS2 - Second Renewable Fuels Standard.

RGS - Rendezvous Gas Services, L.L.C.

SB 32 - Senate Bill 32.

SEC - Securities and Exchange Commission.

Segment EBITDA - Segment’s U.S. GAAP-based operating income before depreciation and amortization expense plus equity in earnings (loss) of equity method investments and other income (expense), net.

Throughput - The volume of hydrocarbon-based products transported or passing through a pipeline, plant, terminal or other facility during a particular period.

TRC - Texas Railroad Commission.

Treasury Regulation - U.S. Treasury Regulation.

TRG - Three Rivers Gathering, L.L.C.

UBFS - Uintah Basin Field Services, L.L.C.

Unit Train - A train consisting of approximately one hundred rail cars containing a single material (such as crude oil) that is transported by the railroad as a single unit from its origin point to the destination, enabling decreased transportation costs and faster deliveries.

USCG - United States Coast Guard.

U.S. GAAP - Accounting principles generally accepted in the United States of America.

2 |

Business

Important Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K (including information incorporated by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, those under Item 1. Business, Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All statements other than statements of historical fact, including without limitation statements regarding expectations regarding revenues, cash flows, capital expenditures, and other financial items, our business strategy, goals and expectations concerning our market position, future operations and profitability, are forward-looking statements. Forward-looking statements may be identified by use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar terms and phrases. Although we believe our assumptions concerning future events are reasonable, a number of risks, uncertainties and other factors could cause actual results and trends to differ materially from those projected, including, but not limited to:

•
changes in the expected value of and benefits derived from acquisitions, including any inability to successfully integrate acquisitions, realize expected synergies or achieve operational efficiency and effectiveness;

•	changes in global economic conditions on our business, on the business of our key customers, including Andeavor, and on our customers’ suppliers, business partners and credit lenders;

•	a material change in the crude oil and natural gas produced in the basins where we operate;

•	the ability of our key customers, including Andeavor, to remain in compliance with the terms of their outstanding indebtedness;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	regulatory and other requirements concerning the transportation of crude oil, natural gas, NGLs and refined products, particularly in the areas where we operate;

•	changes in the cost or availability of third-party vessels, pipelines and other means of delivering and transporting crude oil, feedstocks, natural gas, NGLs and refined products;

•	the coverage and ability to recover claims under our insurance policies;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	the timing and extent of changes in commodity prices and demand for refined products, natural gas and NGLs;

•	changes in our cash flow from operations;

•	changes in our tax status;

•	the ability of our largest customers to perform under the terms of our gathering agreements;

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

•
state and federal environmental, economic, health and safety, energy and other policies and regulations, including those related to climate change, and any changes therein and any legal or regulatory investigations, delays in obtaining necessary approvals and permits, compliance costs or other factors beyond our control;

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

•
the factors described in greater detail under “Competition,” “Pipeline, Terminal and Rail Safety,” “Rate and Other Regulations” and “Environmental Regulations” in Item 1 and “Risk Factors” in Item 1A, and our other filings with the SEC.

All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

December 31, 2017 | 3

Business

Unless the context otherwise requires, references in this report to “Andeavor Logistics,” “the Partnership,” “we,” “us,” “our,” or “ours” refer to Andeavor Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless the context otherwise requires, references in this report to “Andeavor” or our “Sponsor” refer collectively to Andeavor and any of its subsidiaries, other than Andeavor Logistics, its subsidiaries and its general partner.

Part I

Part 1 should be read in conjunction with Management’s Discussion and Analysis in Item 7 and our consolidated financial statements and related notes thereto in Item 8.

Item 1.	Business

Andeavor Logistics LP (formerly Tesoro Logistics LP and referred to herein as “Andeavor Logistics” or the “Partnership”) is a leading growth-oriented, full-service, and diversified midstream company operating in the western and mid-continent regions of the United States. We were formed by Andeavor (formerly Tesoro Corporation) and its wholly-owned subsidiary, Tesoro Logistics GP, LLC (“TLGP”), our general partner, in December 2010 as a Delaware master limited partnership to own, operate, develop and acquire logistics assets. Following the name change on August 1, 2017, the Partnership’s common units trade on the NYSE under the symbol “ANDX.”

We own and operate networks of crude oil, refined products and natural gas pipelines, terminals with crude oil and refined products storage capacity, rail loading and offloading facilities, marine terminals including storage, bulk petroleum distribution facilities, a trucking fleet and natural gas processing and fractionation complexes. Our assets are organized in three segments: Terminalling and Transportation, Gathering and Processing and Wholesale.

The following provides an overview of our assets and operations in relation to Andeavor’s refineries:

Anacortes
Dickinson
Mandan
St. Paul Park
Martinez
Salt Lake City
Los Angeles
Gallup
El Paso
San Antonio
Kenai
Andeavor Refinery
Gathering
Pipelines
Gas Processing
Terminalling
Rail
Trucking
Marine

4 |

Business

2017 Acquisitions

WNRL Merger
Effective October 30, 2017, Andeavor Logistics merged with Western Refining Logistics, LP (“WNRL”) by exchanging all outstanding common units of WNRL with units of Andeavor Logistics (the “WNRL Merger”). Refer to our discussion of the WNRL Merger, including financial details relating to the WNRL Merger and concurrent equity restructuring of our general partner and IDR interests in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to our consolidated financial statements in Item 8 - Financial Statements and Supplementary Data. With the WNRL Merger, Andeavor Logistics expanded its asset base and operations as follows:

•
705 miles of pipelines located in Permian Basin area of west Texas and southern New Mexico that gather and transport crude oil by pipeline, as well as by truck, from various production locations to Andeavor’s El Paso, Texas and Gallup, New Mexico refineries;

•
12.4 million barrels of storage capacity, including approximately 11.4 million barrels of crude oil, feedstock, blendstock, refined product and asphalt storage tanks near Andeavor’s El Paso, Gallup and St. Paul Park, Minnesota refineries and approximately 1.0 million barrels of crude oil storage tanks located along the gathering pipeline systems discussed above; and

•	Wholesale fuel distribution business that purchases, sells, and transports gasoline and diesel to Andeavor’s retail sites or third parties.

As of December 31, 2017, integration of these assets and operations continues. However, the financial results for these WNRL assets have been included with the Partnership’s consolidated and segment operating results for 2017 on a recast basis back to June 1, 2017, the date of Andeavor’s acquisition of WNRL’s former parent, Western Refining, Inc. Refer to our discussion of each segment below for an understanding how WNRL’s assets and operations have been integrated with Andeavor Logistics’ existing operations. The wholesale fuel distribution business is a new business line for us and is separately presented in the new Wholesale segment.

Anacortes Logistics Assets Acquisition
On November 8, 2017, we acquired from a subsidiary of Andeavor certain logistics assets located in Anacortes, Washington (the “Anacortes Logistics Assets”), that included 3.9 million barrels of storage for crude oil, feedstock and refined products at Andeavor’s Anacortes Refinery, the Anacortes marine terminal with 73 Mbpd of feedstock and refined product throughput, a manifest rail facility with 4 thousand barrels of throughput and crude oil and refined products pipelines with 111 Mbpd of throughput combined.

North Dakota Gathering and Processing Assets
On January 1, 2017, we acquired crude oil, natural gas and produced water gathering systems and two natural gas processing facilities (the “North Dakota Gathering and Processing Assets”) from Whiting Oil and Gas Corporation, GBK Investments, LLC and WBI Energy Midstream, LLC. The North Dakota Gathering and Processing Assets include over 650 miles of crude oil, natural gas, and produced water gathering pipelines, 170 MMcf per day of natural gas processing capacity and 18.7 Mbpd of fractionation capacity in the Sanish and Pronghorn fields of the Williston Basin in North Dakota. With this acquisition, we expanded the assets in our Gathering and Processing segment located in the Williston Basin area of North Dakota to further grow our integrated, full-service logistics capabilities in support of third-party demand for crude oil, natural gas and water gathering services as well as natural gas processing services. In addition, this extends our capacity and capabilities by adding new origin and destination points for our common carrier pipelines in North Dakota and extends our crude oil, natural gas and water gathering and associated gas processing footprint to enhance and improve overall basin logistics efficiencies.

Commercial Agreements

Percentage of Affiliate and Third-Party Revenues by Operating Segment during 2017

December 31, 2017 | 5

Business

Andeavor

Andeavor accounted for $1.4 billion, or 44%, of our total revenues in the year ended December 31, 2017.

We process gas for certain producers under keep-whole processing agreements. Under a keep-whole agreement, normally a producer would transfer title of the NGLs produced during gas processing and the processor, in exchange, would deliver to the producer natural gas with a BTU content equivalent to the NGLs that would be removed. However, Andeavor Logistics entered into an agreement with Andeavor, which transfers the commodity risk exposure associated with these keep-whole processing agreements from Andeavor Logistics to Andeavor (the “Keep-Whole Commodity Agreement”). Under the Keep-Whole Commodity Agreement, Andeavor pays Andeavor Logistics a processing fee for NGLs related to keep-whole agreements and delivers the replaced natural gas to the producers on behalf of Andeavor Logistics. Andeavor Logistics pays Andeavor a marketing fee in exchange for assuming the commodity risk. See Note 3 to our consolidated financial statements in Item 8 for additional information on our keep-whole agreements.

We have various long-term, fee-based commercial agreements with Andeavor, under which we provide pipeline transportation, trucking, terminal distribution, storage services and coke handling services to Andeavor. See Note 3 to our consolidated financial statements in Item 8 for additional information on our commercial agreements.

Third-Parties

Third-party revenues accounted for $1.8 billion, or 56%, of our total revenues for the year ended December 31, 2017.

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

Employees

As of December 31, 2017, we directly employed 518 employees through our wholesale subsidiary. The remainder of our employees that conduct our business are employed by our general partner and its affiliates. We had over 1,900 employees performing services for our operations as of December 31, 2017, approximately 250 of whom are covered by collective bargaining agreements that expire on February 1, 2019.

Website Access to Reports and Other Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other public filings with the SEC are available, free of charge, on our website (http://andeavorlogistics.com) as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Information contained on our website is not part of this Annual Report on Form 10-K. You may also access these reports on the SEC’s website at http://www.sec.gov.

6 |

Business

Terminalling and Transportation

Our Terminalling and Transportation segment consists of the following assets and operations:

Asset	Number of Terminals	Location	Key Products Handled	Volume Source	Terminalling Throughput Capacity (Mbpd)	Storage Capacity (thousand barrels)	Pipeline Mileage
Land Terminals	44	AK, AZ, CA, ID, MN, NM, TX, UT, WA	Crude Oil, Refined Products, Asphalt	Andeavor, Third-Party	1,263	44,957	—
Marine Terminals	6	CA, WA	Crude Oil, Refined Products	Andeavor, Third-Party	955	2,900	—
Northwest Products System	—	ID, UT, WA	Refined Products	Andeavor, Third-Party	—	—	1,201
Southern California System	—	CA	Crude Oil, Natural Gas, Refined Product	Andeavor, Third-Party	—	—	216
Kenai Pipeline	—	AK	Refined Products	Andeavor	—	—	74
Salt Lake City Short-haul	—	UT	Crude Oil, Refined Products	Andeavor	—	—	22
Petroleum Coke Handling (a)	1	CA	Petroleum Coke	Andeavor	—	—	—
	51				2,218	47,857	1,513

(a)	Our Petroleum Coke handling facility has capacity of 2,600 metric tons per day.

Our Terminalling and Transportation segment generates revenues by charging our customers fees for:

•	providing storage services;

•	transporting refined products;

•	delivering crude oil, refined products and intermediate feedstocks from vessels to refineries and terminals;

•	loading and unloading crude oil transported by unit train to Andeavor’s Anacortes refinery;

•	loading and unloading from marine vessels and barges;

•	transferring refined products from terminals to trucks, barges, rail cars and pipelines;

•	providing ancillary services, ethanol blending and additive injection; and

•	handling petroleum coke for Andeavor’s Los Angeles refinery.

We typically enter into long-term contractual arrangements with customers for the provision of services. Many of these contracts have minimum volume commitments that must be met by the customer over a period of time. As of December 31, 2017, approximately 90% of our total shell capacity is dedicated. These commitments and dedications provide our Terminalling and Transportation business with stable, fee-based cash flow limiting the impact of seasonality on our business.

Andeavor is our largest customer. We derived 92% of Terminalling and Transportation revenues from Andeavor and its affiliates, most of which were derived from contracts that include minimum volume commitments, and have provided approximately 43.1 million barrels of dedicated storage capacity for Andeavor under various agreements.

WNRL Assets and Operations

Through the WNRL Merger and the realignment of our operating segments discussed in Items 7 and 8, the Terminalling and Transportation segment includes the following WNRL assets and related operations included in the table above:

•
Refined products terminals located in El Paso, Texas; Albuquerque, Bloomfield and Gallup, New Mexico; and St. Paul Park, Minnesota. The terminals distribute refined products supplied by an Andeavor refinery through truck loading racks, barge facilities, rail and other logistics assets;

•
Storage facilities located in El Paso, Gallup and St. Paul Park. Each facility is located adjacent to an Andeavor refinery and provides storage and transfer services required to support the refinery’s operations; and

•
Asphalt terminalling and processing services at our asphalt plant and terminal in El Paso, as well as at three stand-alone asphalt terminals in Albuquerque and Phoenix and Tucson, Arizona. Our El Paso asphalt plant is located adjacent to Andeavor’s El Paso refinery. We also operate a fleet of asphalt trucks, which are utilized to deliver asphalt to Andeavor's asphalt terminals and third-party customers.

December 31, 2017 | 7

Business

Competition

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

We may compete with third-party terminals for volumes in excess of minimum volume commitments under our commercial agreements with Andeavor and third-party customers as other terminals and pipelines may be able to supply Andeavor’s refineries or end user markets on a more competitive basis, due to terminal location, price, versatility and services provided. If Andeavor’s customers reduced their purchases of refined products from Andeavor due to the increased availability of less expensive product from other suppliers or for other reasons, Andeavor may only receive or deliver the minimum volumes through our terminals (or pay the shortfall payment if it does not deliver the minimum volumes), which would decrease our revenues.

Safety

Terminal Safety
Terminal operations are subject to regulations under OSHA and comparable state and local regulations. Our terminal facilities are operated in a manner consistent with industry safe practices and standards. The storage tanks that are at our terminals are designed for crude oil and refined products and are equipped with appropriate controls that minimize emissions and promote safety. Our terminal facilities have response and control plans, spill prevention and other programs to respond to emergencies. Our terminals are regulated under the Homeland Standards or USCG Transportation Act, which are designed to regulate the security of high-risk chemical facilities.

Pipeline Safety
Our pipelines, gathering systems and terminal operations are subject to increasingly strict safety laws and regulations. The transportation and storage of refined products, natural gas and crude oil involve a risk that hazardous liquids or natural gas may be released into the environment, potentially causing harm to the public or the environment. The U.S. Department of Transportation, through the PHMSA and state agencies, enforces safety regulations governing the design, construction, operation, maintenance, inspection and management of our pipeline and storage facilities. These regulations require the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and the investigation of anomalies and if necessary, corrective action. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans, including extensive spill response training for pipeline personnel.

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

8 |

Business

Gathering and Processing

Our Gathering and Processing segment consists of the following assets and operations:

System	Location	Key Products Handled	Volume Source	Processing Throughput Capacity (a) (MMcf/d)	Pipeline Mileage (b)
High Plains	MT, ND	Crude Oil	Andeavor, Third-Party	—	1,035
Southwest	NM, TX	Crude Oil	Andeavor, Third-Party	—	913
North Dakota	ND	Crude Oil, Natural Gas, Produced Water	Andeavor, Third-Party	170	780
Uinta Basin	UT	Natural Gas	Andeavor, Third-Party	650	635
Green River	WY	Crude Oil, Natural Gas	Andeavor, Third-Party	850	587
Vermillion	CO, UT, WY	Natural Gas	Third-Party	57	482
				1,727	4,432

(a)	We have fractionation throughput capacity at our Blacks Fork complex, Robinson Lake complex and Belfield complex of 15.0 Mbpd, 11.5 Mbpd and 7.2 Mbpd, respectively.

(b)	The pipeline mileage associated with our equity method investments is not included in the table. Our equity method investments are discussed below.

We generate gathering and processing revenues by charging our customers fees for:

•	gathering and transporting crude oil, natural gas and produced water;

•	operating storage facilities with tanks located in strategic areas;

•	operating truck-based crude oil gathering; and

•	processing gas under fee-based processing and percentage-of-proceeds agreements.

Certain equity method investments that contribute to our gathering and processing systems including investments in:

•
RGS which operates the infrastructure that transports gas along 333 miles of pipeline from certain fields to several re-delivery points, including natural gas processing facilities that are owned by Andeavor Logistics or a third party;

•	TRG which transports natural gas across 52 miles of pipeline to our natural gas processing facilities in the Uinta Basin; and

•	UBFS which operates 78 miles of gathering pipeline and gas compression assets located in the southeastern Uinta Basin.

We derived 24% of Gathering and Processing revenues from Andeavor and its affiliates. We process gas for certain producers under keep-whole processing agreements. Approximately 23% of our processing throughput capacity is currently supported by long-term, fee-based processing agreements with minimum volume commitments.

WNRL Assets and Operations

Through the WNRL Merger and the realignment of our operating segments discussed in Items 7 and 8, the Gathering and Processing segment includes the following WNRL assets and related operations included in the table above:

•
Four Corners System - A pipeline system which includes pipelines in Northwestern New Mexico that gather and transport crude oil and condensate produced in the Four Corners area and deliver it to Andeavor’s Gallup refinery or to the TexNew Mex pipeline system. This Four Corners area crude oil is received at our Bloomfield terminal and at crude oil stations we own located in Bisti, Lybrook, Pettigrew and Star Lake, New Mexico;

•
Permian Basin System - A pipeline system which includes the Delaware Basin system and other crude oil gathering assets in West Texas. It consists of 39 miles of pipelines located in Southeast New Mexico and West Texas and handles crude oil produced in the Delaware Basin. The system includes other crude gathering assets in West Texas that handle crude oil produced in the Permian Basin. The TexNew Mex pipeline extends 299 miles from our Four Corners system to the Delaware Basin; and

•
Crude Trucking - A fleet of crude oil trucks, which are utilized to gather, transport and deliver crude oil from collection points in Colorado, New Mexico and Utah to Andeavor’s El Paso and Gallup refineries and their interconnected pipelines.

December 31, 2017 | 9

Business

Our natural gas operations are affected by seasonal weather conditions and certain access restrictions imposed by the BLM on federal lands to protect migratory and breeding patterns of native species. During the winter months, our customers typically reduce drilling and completion activities due to adverse weather conditions. Also, access restrictions imposed by the BLM reduce our ability to complete expansion projects and connect to newly completed wells. We mitigate these seasonal risks in affected areas through prudent planning and coordination with our customers to ensure expansion projects are completed prior to these periods. Condensate sales, however, tend to increase in the first quarter of each year, as the colder ground causes more condensates to fall out of the gas stream in our gathering system. However, this impact is minimal and we expect such seasonality to diminish as we continue to expand our existing assets or acquire additional assets outside of the affected areas.

Competition

Our common carrier crude oil gathering and transport systems consist of common carrier pipelines in North Dakota and Montana (“High Plains System”) and common carrier pipelines in New Mexico and Texas (“Southwest System”), which gather and transport crude oil into major regional takeaway pipelines and refining centers, which compete with a number of transportation companies for gathering and transporting crude oil produced in the Bakken Shale/Williston Basin area of North Dakota and Montana (“Bakken Region”) and the Delaware and Midland Basins (“Southwest Region”), respectively. We may also compete for opportunities to build gathering lines from producers or other pipeline companies. Other companies have existing pipelines that are available to ship crude oil and continue to (or have announced their intent to) expand their pipeline systems in the Bakken and Southwest Regions. We also compete with third-party carriers that deliver crude oil by truck.

Although we compete for third-party shipments of crude oil on our High Plains System and Southwest System, our contractual relationship with Andeavor under our High Plains transportation services agreement (the “High Plains Pipeline Transportation Services Agreement”), Southwest pipeline and gathering services agreement (the “Southwest Pipeline and Gathering Services Agreement”) and our connection to Andeavor’s refineries provide us a strong competitive position in the regions.

Our competitors for natural gas gathering and processing include other midstream companies and producers. Competition for natural gas volumes and processing is primarily based on reputation, commercial terms, reliability, service levels, flexibility, access to markets, location, available capacity, capital expenditures and fuel efficiencies. In addition to competing for crude oil and natural gas volumes, we face competition for customer markets, which is primarily based on the proximity of the pipelines to the markets, price and assurance of supply.

Safety

Our natural gas processing plants and operations are subject to safety regulations under OSHA and comparable state and local requirements. A number of our natural gas processing facilities are also subject to OSHA’s process safety management regulations and the EPA’s risk management plan requirements. Together these regulations are designed to prevent or minimize the probability and consequences of an accidental release of toxic, reactive, flammable or explosive chemicals. A number of our facilities are also regulated under the Homeland Standards, which are designed to regulate the security of high-risk chemical facilities. Our natural gas processing plants and operations are operated in a manner consistent with industry safe practices and standards.

Wholesale

Our Wholesale segment includes the operations of several bulk petroleum distribution plants and a fleet of refined product delivery trucks that distribute commercial wholesale petroleum products primarily in Arizona, Colorado, Nevada, New Mexico and Texas. This business includes the operation of a fleet of finished products trucks that deliver a significant portion of the volumes sold by our Wholesale segment.

The Wholesale segment purchases petroleum fuels from Andeavor's refining segment and from third-party suppliers. We have entered into a product supply agreement, as amended, with Andeavor and certain of its affiliates, pursuant to which Andeavor has agreed to sell, and we have agreed to buy, between 90% and 110% of 79 Mbpd of Andeavor’s refined products based upon forecasts provided each month by us. The products are purchased according to a predetermined formula based upon OPIS or Platts indices on the day of delivery and the applicable terminal location. Andeavor will provide us margin shortfall support for non-delivered rack sales. The product supply agreement contains customary payment terms that may be extended if our net working capital requirements grow significantly over time.

In addition to our sales to Andeavor, our principal customers are retail fuel distributors and the mining, construction, utility, manufacturing, transportation, aviation and agricultural industries. Our sales and services to Andeavor generally accounted for 31% of our fuel sales volumes for the year ended December 31, 2017.

As part of this fuel distributions business, we have entered into a fuel distribution and supply agreement with Andeavor. Under this arrangement, we are required to sell and deliver to Andeavor, and Andeavor is required to purchase and accept delivery

10 |

Business

from us, approximately 21 Mbpd of branded and unbranded motor fuels to Andeavor retail and cardlock locations in the Southwest. In exchange for the sale and delivery of branded and unbranded motor fuels, Andeavor will pay us an amount equal to our product cost at each terminal, plus applicable taxes and fees, actual transportation costs and a margin of $0.03 per gallon. In the event that Andeavor fails to purchase the committed volume of branded and unbranded motor fuels, Andeavor will pay $0.03 per gallon for each gallon below the committed volume. Andeavor will receive a credit for excess volumes purchased in subsequent months to the extent that shortfall payments were made in the prior twelve months. Our net cost per gallon will be determined based on the prices paid under the product supply agreement.

Competition

Our competition primarily comes from other wholesale petroleum products distributors on product sales pricing and distribution services in the Southwest.

Rate and Other Regulations

General Interstate Regulation
Our High Plains Pipeline, Northwest Products Pipeline, Four Corners system, Permian Basin system, and other interstate pipelines are common carriers subject to regulation by various federal, state and local agencies. The FERC regulates interstate transportation on our crude oil transportation and gathering pipelines and Northwest Products Pipeline under the ICA, the EPAct, and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including interstate pipelines that transport crude oil and refined products (collectively, “Petroleum Pipelines”), be just and reasonable and non-discriminatory, and that we file such rates and terms and conditions of service with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. A successful rate challenge could result in Petroleum Pipelines paying refunds for the period that the rate was in effect and/or reparations for up to two years prior to the filing of a complaint. There are no pending challenges or complaints regarding our current tariff rates.

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

We own a natural gas pipeline in Wyoming. Under the NGA, FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Federal regulation of interstate pipelines extends to such matters as rates, services, and terms and conditions of service; the types of services offered to customers; the certification and construction of new facilities; the acquisition, extension, disposition or abandonment of facilities; the maintenance of accounts and records; relationships between affiliated companies involved in certain aspects of the natural gas business; the initiation and continuation of services; market manipulation in connection with interstate sales, purchases or transportation of natural gas; and participation by interstate pipelines in cash management arrangements. The FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service. Under the NGA, the rates for service on interstate facilities must be just and reasonable and not unduly discriminatory. The FERC has granted the Rendezvous Pipeline Company, LLC (“Rendezvous Pipeline”) market-based rate authority, subject to certain reporting requirements. If the FERC were to suspend Rendezvous Pipeline’s market-based rate authority, it could have an adverse impact on our revenue associated with the transportation service.

Intrastate Regulation
The intrastate operations of our pipelines are subject to regulation by the NDPSC, the Regulatory Commission of Alaska, the NMPRC and the TRC. Applicable state law requires that:

•	pipelines operate as common carriers;

•	access to transportation services and pipeline rates be non-discriminatory;

•	transported crude oil volumes be apportioned without unreasonable discrimination if more crude oil is offered for transportation than can be transported immediately; and

•	pipeline rates be just and reasonable.

Pipelines
We operate our crude oil gathering pipelines and the Northwest Products Pipeline as common carriers pursuant to tariffs filed with the FERC, the NDPSC for the High Plains Pipeline, the NMPRC for the Four Corners system and the TRC and NMPRC for the Permian Basin system. The High Plains Pipeline offers tariffs from various locations in Montana and North Dakota to a variety of destinations, which are utilized by Andeavor and various third parties. Andeavor has historically shipped the majority of the volumes transported on the High Plains Pipeline, which is expected to continue in 2018. The Northwest Products Pipeline extends from Salt Lake City, Utah to Spokane, Washington and offers tariffs from various locations to a variety of destinations,

December 31, 2017 | 11

Business

which serves both third-party customers and Andeavor. We have additional pipelines that provide gathering of condensate in Wyoming and other pipelines that provide crude oil gathering in North Dakota.

The FERC and state regulatory agencies generally have not investigated rates on their own initiative absent a protest or a complaint by a shipper. Andeavor has agreed not to contest our tariff rates for the term of our commercial agreements. However, our pipelines are common carrier pipelines, and we may be required to accept additional third-party shippers who wish to transport through our system. The FERC, NDPSC, NMPRC or TRC could investigate our rates at any time. If an interstate rate for service on our pipelines were investigated, the challenger would have to establish that there has been a substantial change since the enactment of the EPAct, in either the economic circumstances or the nature of the service that formed the basis for the rate. If our rates are investigated, the inquiry could result in a comparison of our rates to those charged by others or to an investigation of our costs.

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

Environmental Regulations

General
Our operations of pipelines, terminals and associated facilities in connection with the storage and transportation of crude oil, refined products and biofuels as well as our operations of gathering, processing and associated facilities related to the movement of natural gas are subject to extensive and frequently-changing federal, state and local laws, regulations, permits and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern obtaining and maintaining construction and operating permits, the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid, liquid, salt water and hazardous wastes and the remediation of contamination. Compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or wastes have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. These requirements may also significantly affect our customers’ operations and may have an indirect effect on our business, financial condition and results of operations. However, we do not expect such effects will have a material impact on our financial position, results of operations or liquidity.

Under the Fourth Amended and Restated Omnibus Agreement (“Amended Omnibus Agreement”) and the Carson Assets Indemnity Agreement, Andeavor indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent acquisitions from Andeavor. See Note 10 to our consolidated financial statements in Part II, Item 8 for additional information regarding the Amended Omnibus Agreement and Carson Assets Indemnity Agreement.

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

The EPA has undertaken significant regulatory initiatives under authority of the Clean Air Act’s NSR/PSD program in an effort to further reduce emissions of volatile organic compounds, nitrogen oxides, sulfur dioxide, and particulate matter. These regulatory initiatives have been targeted at industries with large manufacturing facilities that are significant sources of emissions, such as refining, paper and pulp, and electric power generating industries. The basic premise of these initiatives is the EPA’s assertion that many of these industrial establishments have modified or expanded their operations over time without complying with NSR/PSD regulations adopted by the EPA that require permits and new emission controls in connection with any significant facility modifications or expansions that can result in emission increases above certain thresholds. As part of this ongoing NSR/PSD

12 |

Business

regulatory initiative, the EPA has entered into consent decrees with several refiners, including Andeavor, that require the refiners to make significant capital expenditures to install emissions control equipment at selected facilities. However, we do not expect any additional requirements will have a material impact on our financial position, results of operations or liquidity.

On October 1, 2015, EPA strengthened the NAAQS for ground-level ozone to 70 ppb from the 75 ppb level set in 2008. To implement the revised ozone NAAQS, all states will need to review their existing air quality management infrastructure State Implementation Plan for ozone and ensure it is appropriate and adequate. Where areas remain in ozone non-attainment, or come into ozone non-attainment as a result of the revised NAAQS it is likely that additional planning and control obligations will be required. States may impose additional emissions control requirements on stationary sources, changes in fuels specifications, and changes in fuels mix and mobile source emissions controls. The ongoing and potential future requirements imposed by states to meet the ozone NAAQS could have direct impacts on terminalling facilities through additional requirements and increased permitting costs, and could have indirect impacts through changing or decreasing fuel demand.

The Energy Independence and Security Act was enacted into federal law in December 2007 creating RFS2 requiring the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 36.0 billion gallons by 2022. The ongoing and increasing requirements for renewable fuels in RFS2 could reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business, although it could increase demand for our ethanol and biodiesel fuel blending services at our truck loading racks.

Currently, multiple legislative and regulatory measures to address greenhouse gas emissions are in various phases of discussion or implementation. These include actions to develop national, state or regional programs, each of which could require reductions in our greenhouse gas emissions or those of Andeavor and our other customers. On October 22, 2015, the EPA finalized amendments to the Petroleum and Natural Gas Systems source category (Subpart W) of the Greenhouse Gas Reporting Program, including adding a new Onshore Petroleum and Natural Gas Gathering and Boosting segment, which will include greenhouse gas emissions from equipment and sources within the petroleum and natural gas gathering and boosting systems. In September 2015, the EPA announced proposed new source performance standards for methane (a greenhouse gas) for new and modified oil and gas sector sources. These and other legislative regulatory measures will impose additional burdens on our business and those of Andeavor and our other customers.

Hazardous Substances and Waste Regulations
To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater, and surface water, and include measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed. For instance, the CERCLA, and comparable state laws, impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site.

Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a hazardous substance and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites. Costs for these remedial actions, if any, as well as any related claims are all covered by indemnities from Andeavor to the extent the release occurred or existed before the close of the Initial Offering and subsequent acquisitions from Andeavor. Neither the Partnership nor Andeavor are currently engaged in any CERCLA related claims.

We also generate solid and liquid wastes, including hazardous wastes that are subject to the requirements of the RCRA and comparable state statutes. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes, including wastes generated from the transportation and storage of crude oil, natural gas, NGLs and refined products. We are not currently required to comply with a substantial portion of the RCRA requirements because the majority of our facilities operate as small quantity generators of hazardous wastes by the EPA and state regulations. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as hazardous wastes. Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. On November 28, 2016, the EPA published the final Hazardous Waste Generator Improvements Rule. This rule provided some additional flexibility for small generators but also increased certain recordkeeping and administrative burdens. Several states are now in the process of adopting the new rule. Any additional changes in the regulations could increase our capital or operating costs.

We acquired two salt water disposal wells located in North Dakota on January 1, 2017. These facilities are permitted under state regulations to accept produced water and fluids or waters from drilling and gas plant operations. These fluids are considered exempt from RCRA requirements per the E&P exemption. Changes to state or federal regulations regarding the E&P exemption or rules for the operation of disposal wells could impose additional burdens on our business.

December 31, 2017 | 13

Business

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

Water Pollution Regulations
Our operations can result in the discharge of pollutants, including chemical components of crude oil, natural gas, NGLs and refined products. Many of our facilities operate near environmentally sensitive waters, where tanker, pipeline and other petroleum product transportation operations are regulated by federal, state and local agencies and monitored by environmental interest groups. The transportation and storage of crude oil and refined products over and adjacent to water involves risk and subjects us to the provisions in some cases of the OPA 90, and in all cases to related state requirements. These requirements can subject owners of covered facilities to strict, joint, and potentially unlimited liability for removal costs and other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill into navigable waters, substantial liabilities could be imposed upon us. States in which we operate have also enacted similar, or in some cases, more stringent laws.

Regulations under the Clean Water Act, OPA 90 and state laws also impose additional regulatory burdens on our operations. Spill prevention control and countermeasure requirements of federal laws and state laws require containment to mitigate or prevent contamination of waters in the event of a crude oil, natural gas, NGLs or refined products overflow, rupture, or leak from above-ground pipelines and storage tanks. The Clean Water Act requires us to maintain spill prevention control and countermeasure plans at our facilities with above-ground storage tanks and pipelines. In addition, OPA 90 requires that most oil transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. We maintain such plans, and where required have submitted plans and received federal and state approvals necessary to comply with OPA 90, the Clean Water Act and related regulations. Our crude oil, natural gas, NGLs and refined product spill prevention plans and procedures are frequently reviewed and modified to prevent crude oil, natural gas, NGLs and refined product releases and to minimize potential impacts should a release occur. At our facilities adjacent to water, federally certified OSROs are available to respond to a spill on water from above ground storage tanks or pipelines. We have contracts in place to ensure support from the respective OSROs for spills in both open and inland waters.

The OSROs are capable of responding to a spill on water equal to the greatest volume of the largest above ground storage tank at our facilities. Those volumes range from 5,000 barrels to 125,000 barrels. The OSROs have the highest available rating and certification from the USCG and are required to annually demonstrate their response capability to the USCG and state agencies. The OSROs rated and certified to respond to open water spills (which include those OSROs with which we contract at our marine terminals that have received the highest available rating and certification from the USCG) must demonstrate the capability to recover up to 50,000 barrels of oil per day and store up to 100,000 barrels of recovered oil at any given time. The OSROs rated and certified to respond to inland spills must demonstrate the capability to recover up to 7,500 barrels of oil per day and store up to 15,000 barrels of recovered oil at any given time.

At each of our facilities, we maintain spill-response capability to mitigate the impact of a spill from our facilities until either an OSRO or other contracted service providers can deploy, and Andeavor has entered into contracts with various parties to provide spill response services augmenting that capability, if required. Our spill response capability at our marine terminals meets the USCG and state requirements to either deploy on-water containment equipment two times the length of a vessel at our dock or have smaller vessels available. Our spill response capabilities at our other facilities meet applicable federal and state requirements. In addition, we contract with various spill-response specialists to ensure appropriate expertise is available for such contingencies. We believe these contracts provide the additional services necessary to meet or exceed all regulatory spill-response requirements.

The Clean Water Act also imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters. In certain locations, we contract with third parties for wastewater disposal. Our remaining facilities may have portions of their wastewater reclaimed by Andeavor’s nearby refineries. In the event regulatory requirements change, or interpretations of current requirements change, and our facilities are required to undertake different wastewater management arrangements, we could incur substantial additional costs. The Clean Water Act and RCRA can both impose substantial potential liability for the violation of permits or permitting requirements and for the costs of removal, remediation, and damages resulting from such discharges. In addition, states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater.

Tribal Lands
Various federal agencies, including the EPA and the Department of the Interior, along with certain Native American tribes, promulgate and enforce regulations pertaining to oil and gas operations on Native American tribal lands where we operate.

14 |

Business

These regulations include such matters as lease provisions, drilling and production requirements, and standards to protect environmental quality and cultural resources. For example, the EPA has established a preconstruction permitting program for new and modified minor sources throughout Indian country, and new and modified major sources in nonattainment areas in Indian country effective March 2016. In addition, each Native American tribe is a sovereign nation having the right to enforce certain laws and regulations and to grant approvals independent from federal, state and local statutes and regulations. These laws and regulations may increase our costs of doing business on Native American tribal lands and impact the viability of, or prevent or delay our ability to conduct, our gathering operations on such lands.

Hydraulic Fracturing
We do not conduct hydraulic fracturing operations, but substantially all of our customers’ natural gas and crude oil production requires hydraulic fracturing as part of the completion process. Hydraulic fracturing is an essential and common practice in the oil and natural gas industry used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The process is typically regulated by state oil and natural-gas commissions, but the EPA and other federal agencies have asserted federal regulatory authority over certain aspects of the process.

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

Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. If any of the following risks were actually to occur, our business, financial condition, results of operations and our cash flows could be materially adversely affected. In that case, we might not be able to pay distributions on our common or preferred units or the trading price of our common units could decline.

Risks Related to Our Business

Our operations and Andeavor’s refining operations are subject to many risks and operational hazards, which may result in business interruptions and shutdowns of our or Andeavor’s facilities and damages for which we may not be fully covered by insurance. If a significant accident or event results in a business interruption or shutdown, our operations and financial results could be adversely affected.

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

•	damage to pipelines and other assets from construction, farm and utility equipment;

•	damage to third-party property or persons, including injury or loss of life;

•	mechanical or structural failures on our pipelines, at our facilities or at third-party facilities on which our operations are dependent, including Andeavor’s facilities;

•	ruptures, fires and explosions;

•	leaks or losses of crude oil, natural gas, NGLs, refined products and other hydrocarbons or other regulated substances as a result of the malfunction of equipment or facilities;

•	curtailments of operations relative to severe seasonal weather; and

•	other hazards.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, as well as business interruptions, shutdowns of our facilities or harm to our reputation. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. In addition, Andeavor’s refining operations, on which our operations are substantially dependent, are subject to similar operational hazards and risks inherent in refining crude oil.

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

December 31, 2017 | 15

Risk Factors

Our current insurance coverage does not insure against all potential losses, and we could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance or failure by an insurer to honor its coverage commitments for an insured event could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. Insurance companies may demand significantly higher premiums and deductibles as a result of market conditions. Certain insurance could also become unavailable or available only for reduced amounts of coverage, if there are significant changes in the number or financial solvency of insurance underwriters for the energy industry.

If we are unable to complete acquisitions on economically acceptable terms or within anticipated timeframes from Andeavor or third parties, our future growth will be limited, and any acquisitions we make may reduce, rather than increase, our cash flows and ability to make distributions to unitholders.

Our growth strategy depends in part on acquisitions that increase distributable cash flow. The acquisition component of our growth strategy is based, in large part, on our expectation of ongoing divestitures of gathering, processing, transportation, storage and wholesale assets by industry participants, including Andeavor. If we are unable to make acquisitions from Andeavor or third parties because (1) there is a material decrease in divestitures of gathering, processing, transportation, storage and wholesale assets, (2) we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts,
(3) we are unable to obtain financing for these acquisitions on economically acceptable terms, (4) we are unsuccessful in our bid against competing potential purchasers, or (5) for any other reason, our ability to grow our operations and increase cash distributions to our unitholders will be limited. Even if we do consummate acquisitions that we believe will be accretive, they may in fact decrease distributable cash flow as a result of incorrect assumptions in our evaluation of such acquisitions or unforeseen consequences or other external events beyond our control. Additionally, regulatory agencies could require us to divest certain of our assets in order to consummate future acquisitions. We may not be able to consummate any of our expected acquisitions within our desired timeframes or at all. Furthermore, if we consummate any future acquisitions, our capitalization and results of operations may change significantly and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

Our right of first offer to acquire certain of Andeavor’s existing assets is subject to risks and uncertainty, and ultimately we may not acquire any of those assets. In addition, we may not be able to acquire other assets that Andeavor has said it may offer to us in the future for acquisition.

Our Amended Omnibus Agreement provides us with a right of first offer on certain of Andeavor’s existing logistics assets for certain specified periods. The consummation and timing of any future acquisitions of these assets will depend upon, among other things, Andeavor’s willingness to offer these assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets and our ability to obtain financing on acceptable terms. We may not be able to successfully consummate any future acquisitions pursuant to our right of first offer, and Andeavor is under no obligation to accept any offer that we may choose to make. In addition, certain of the assets covered by our right of first offer may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise our right of first offer if and when any assets are offered for sale, and our decision will not be subject to unitholder approval. In addition, Andeavor may terminate our right of first offer if it no longer controls our general partner.

In addition to the assets with respect to which we have a right of first offer, Andeavor has sold to us additional logistics assets that it developed or acquired from third parties. However, we cannot provide assurance of Andeavor’s continued willingness to offer these types of assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets or our ability to obtain financing on acceptable terms.

A material decrease in our customers’ profitability could materially reduce the volumes of crude oil, refined products, natural gas and NGLs that we handle, which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

The volume of crude oil, refined products, natural gas and NGLs that we distribute and store at our terminals, transport and process depends substantially on Andeavor’s and other customers’ profit margins, the market price of crude oil, natural gas, NGLs and other refinery feedstocks, and product demand. These prices are impacted by numerous factors beyond our control or the control of Andeavor and other third-party customers. Such factors include product margins and the global supply and demand for crude oil, natural gas, NGLs, gasoline and other refined products.

A material decrease in the crude oil or natural gas produced in the midwestern United States area could materially reduce the volume of crude oil gathered and transported by our High Plains System or the volume of natural gas gathered, processed, transported and fractionated by our Rockies, Southwest and Bakken Region assets.

The volume of crude oil that we gather and transport on our High Plains System in excess of committed volumes depends on demand for crude oil. This depends, in part, on the availability of attractively-priced, high-quality crude oil produced in the Bakken Region. Similarly, the volume of natural gas that we gather, process, and transport, and the volume of NGLs that we fractionate

16 |

Risk Factors

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

Certain of our crude oil, refined products, natural gas gathering, processing and transportation systems connect to other pipelines or facilities owned and operated by third parties, such as the Kern River Gas Transmission Company Pipeline, the Northwest Pipeline, the Rockies Express Pipeline, Mid-America Pipeline and others. The continuing operation of such third-party pipelines and other midstream facilities is not within our control. These pipelines and other midstream facilities may become unavailable because of testing, turnarounds, line repair, weather damage, reduced operating pressure, lack of operating capacity, regulatory requirements and curtailments of receipt or deliveries due to insufficient capacity or other operational issues. Reduction of capacities of these third-party pipelines could also result in reduced volumes transported on our pipelines. In addition, if our costs to access and transport on these third-party pipelines significantly increase, our profitability could be reduced. If any such increase in cost occurs, if any of these pipelines or other midstream facilities become unable to receive, transport or process the products, or if the volumes we gather or transport do not meet the quality requirements of such pipelines or facilities, our business, results of operations and financial condition could be adversely affected.

Our business is impacted by environmental risks inherent in our operations.

Our operation of crude oil, refined products, natural gas and produced water pipelines, and terminals and storage facilities is inherently subject to the risks of sudden or gradual spills, discharges or other inadvertent releases of petroleum or other regulated or hazardous substances. For example, in September 2013, we responded to a crude oil pipeline release of approximately 20,000 barrels in a rural field northeast of Tioga, North Dakota. Other spills, discharges and inadvertent releases may have previously occurred or could occur in the future; these releases could occur or may already have occurred at Andeavor’s refineries, our pipelines, our terminals and facilities, or any other facility to which we send or have sent wastes or by-products for treatment or disposal. In any such incident, we could be liable, in some cases regardless of fault, for costs and penalties associated with the remediation of such facilities under federal, state and local environmental laws or the common law. We may also be liable for personal injury, property damage or claims from third parties alleging contamination from spills or releases from our facilities or operations.

With respect to assets that we acquired from Andeavor, our indemnification for certain environmental liabilities under the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement with Andeavor is generally limited to liabilities identified prior to the earlier of the date that Andeavor no longer controls our general partner or five years after the date of purchase. Even if we are insured or indemnified against environmental risks, we may be responsible for costs or penalties to the extent our insurers or indemnitors do not fulfill their obligations to us. The payment of such costs or penalties could be significant and have a material adverse effect on our business, financial condition and results of operations.

Climate change and related legislation or regulation reducing emissions of greenhouse gases could require us to incur significant costs or could result in a decrease in demand for crude oil, refined products, natural gas and NGLs, which could adversely affect our business.

Currently, various legislative and regulatory measures to address reporting or reduction of greenhouse gas emissions have been adopted or are in various phases of discussion or implementation. Requiring reductions in greenhouse gas emissions could

December 31, 2017 | 17

Risk Factors

cause us to incur substantial costs to (1) operate and maintain our facilities, (2) install new emission controls at our facilities and (3) administer and manage any greenhouse gas emissions programs, including the acquisition or maintenance of emission credits or allowances. These requirements may also adversely affect the refinery, gas production and other operations of Andeavor and our other customers, leading to an indirect adverse effect on our business, financial condition and results of our operations.

In California, the state legislature adopted SB 32 in 2016. SB 32 set a cap on emissions of 40% below 1990 levels by 2030 but did not establish a particular mechanism to achieve that target. The legislature also adopted a companion bill, AB 197, that most significantly directs the California Air Resources Board to prioritize direct emission reductions on large stationary sources. In 2017, the state legislature adopted AB 398 which provides direction and parameters on utilizing cap and trade after 2020 to meet the 40% reduction target from 1990 levels by 2030 specified in SB 32. In 2009, CARB adopted the Low Carbon Fuel Standard (“LCFS”), which requires a 10% reduction in the carbon intensity of gasoline and diesel by 2020 and additional reductions beyond 2020 are anticipated. Compliance is demonstrated by blending lower carbon intensity biofuels into gasoline and diesel or by purchasing credits. Compliance with each of the cap and trade and LCFS programs is demonstrated through a market-based credit system.

Requiring a reduction in greenhouse gas emissions and the increased use of renewable fuels could decrease demand for refined products, which could have an indirect, but material, adverse effect on our business, financial condition and results of operations. For example, the EPA has promulgated rules establishing greenhouse gas emission standards for new-model passenger cars, light-duty trucks and medium duty passenger vehicles. Concerns over climate change and related greenhouse gas emissions could affect demand for petroleum products as well as new energy technologies including electric vehicles, fuel cells and battery storage systems and transportation alternatives. Any of these developments, or new taxes or fees imposed on crude oil, natural gas or refined products to fund clean energy initiatives at the state or federal level, could have an indirect adverse effect on our business due to reduced demand for crude oil, refined products, natural gas and NGLs.

In addition, scientific studies have indicated that increasing concentrations of greenhouse gases in the atmosphere can produce changes in climate with significant physical effects, including increased frequency and severity of storms, floods and other extreme weather events that could affect our operations. Increased concern over the effects of climate change may also affect our customers’ energy strategies, consumer consumption patterns and government and private sector alternative energy initiatives, any of which could adversely affect demand for petroleum products and have a material adverse effect on our business, financial condition and results of operations.

Our assets and operations are subject to federal, state, and local laws and regulations relating to environmental protection and safety that could require us to make substantial expenditures.

Our assets and operations involve the transportation and storage of crude oil and refined products, as well as the gathering, conditioning, processing and treating of natural gas and the fractionation of NGLs, which are subject to increasingly stringent and frequently changing federal, state and local laws and regulations governing facility operations, the discharge of materials into the environment and operational safety matters. We also own or lease a number of properties that have been used to gather, transport, store or distribute natural gas, produced water, crude oil and refined products for many years, and many of these properties have been operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes were not under our control and may have operated in prior periods when environmental practices were less rigorous. Our sites, including storage tanks, wharf and dock operations, pipelines, processing plants, dehydrators, compressor stations and facility loading racks are also subject to federal, state and local regulation of air emissions and wastewater discharges. We may be required to address the release of regulated substances into the environment or other conditions discovered in the future that require environmental response actions or remediation. To the extent not covered by insurance or an indemnity, responding to such conditions may cause us to incur potentially material expenditures for response actions, for government penalties, for claims for damages to natural resources, for personal injury or property damage claims from third parties and for business interruption.

Transportation and storage of crude oil and refined products over or under water or proximate to navigable or environmentally sensitive bodies of water occurs at many of our facilities. Such activity involves inherent risks and subjects us to the provisions of OPA 90 or similar state environmental laws that impose significant oil spill prevention and response obligations and can impose material cleanup liabilities without regard to fault for oil pollution in U.S. waters. To address the requirements of these laws, we have contracts with Andeavor, who contracts with third parties to provide coverage in the areas in which we transport or store crude oil and refined products; however, these companies may not be able to adequately contain a worst case discharge, being a spill of up to 125,000 barrels of crude oil from an above ground storage tank adjacent to water, and we cannot ensure that all of their services would be available for our or Andeavor’s use at any given time. There are many factors that could inhibit the availability of these service providers, including weather conditions, governmental regulations and other global events that they may be required to respond to by state or federal ruling. In these and other cases, we may be subject to liability in connection with the discharge of crude oil, natural gas, or refined products into navigable waters.

On October 3, 2016, PHMSA issued an Interim Final Rule (IFR) establishing procedures for the authority to issue emergency orders to pipeline operators. This authority can be used by PHMSA to address an unsafe conditions or practices that pose an imminent hazard to the public health and safety. Since this authority has never been utilized, it is unknown how the agency will use this newly granted power. There are also significant pipeline safety rulemakings under consideration by PHMSA include the Hazardous Liquid

18 |

Risk Factors

rule and Safety of Gas Transmission and Gathering Pipelines rule. The overall impact of these rules is uncertain as they have yet to be finalized.

Our business activities are subject to increasingly strict federal, state, and local laws and regulations that require our pipelines, compressor stations, terminals, processing complexes, fractionation plants and storage facilities to comply with extensive environmental, health and safety requirements regarding the design, installation, testing, construction, and operational management of our facilities. We could incur potentially significant additional expenses if any of our assets were found to be non-compliant. Additional proposals and proceedings that impact our industry are regularly considered by Congress, as well as by state legislatures and federal, regional and state regulatory commissions or agencies and courts. Environmental health and safety regulatory requirements have historically grown more stringent over time and any future environmental, health and safety requirements or changed interpretations of existing requirements may impose more stringent requirements on our assets and operations, which may require us to incur potentially material expenditures to ensure continued compliance. The violation of such requirements could subject us to administrative, civil or criminal penalties, the imposition of investigatory and remedial liabilities, permit restrictions or revocation, and the issuance of injunctions that may limit our operations, subject us to additional operational constraints or prevent or delay construction of additional facilities or equipment. Any of the foregoing could have a material adverse effect on our business, financial condition, or results of operations.

Many of our assets have been in service for many years and, as a result, our maintenance or repair costs may increase in the future.

Our pipelines, terminals, fractionator and storage assets are generally long-lived assets, and many of them have been in service for many years. The age and condition of our assets could result in increased maintenance or repair expenditures in the future. Any significant increase in these expenditures could adversely affect our results of operations, financial position or cash flows, as well as our ability to make cash distributions to our unitholders.

We rely upon certain critical information systems for the operation of our business, and the failure of any critical information system, including a cyber-security breach, may harm our business.

We depend heavily on technology infrastructure and rely upon certain critical information systems for the effective operation of our business. These information systems include data networks, telecommunications, cloud-based information controls, software applications and hardware, including those that are critical to the operation of our pipelines, terminals, processing facilities and other operations. Our technology infrastructure and information systems are subject to damage or interruption from a number of potential sources including unauthorized intrusions, cyber-attacks, software viruses or other malware, natural disasters, power failures, employee error or malfeasances and other events. No cybersecurity or emergency recovery processes is failsafe, and if our safeguards fail or our data or technology infrastructure is compromised, the safety and efficiency of our operations could be materially harmed, our reputation could suffer, and we could face additional costs, liabilities, and costly legal challenges, including those involving privacy of customer data. In addition, legislation and regulation relating to cyber-security threats could impose additional requirements on our operations. Finally, we may be required to incur additional costs to modify or enhance our systems to prevent or remediate the types of cyber incidents that continue to evolve.

Andeavor is in the process of completing an enterprise resource planning project which aims to simplify business processes by implementing a standardized and scalable technology platform. Large information systems and business process transformations such as this one are complex and require significant investments in system software, business process development and employee resources. Our business and results of operations may be adversely affected if Andeavor experiences operating problems, scheduling delays, cost overages or service limitations.

Our expansion of existing assets and construction of new assets may not increase revenue and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our operations and financial condition.

We continue to evaluate opportunities for organic expansion projects and the construction of additional assets, such as our terminal expansions, and our pipeline connections in the Bakken and Permian regions. If we undertake these projects, they may not be completed on schedule at the budgeted cost or at all. The expansion or construction of new pipelines, processing plants or terminals involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. For example, some pipeline construction projects have faced nationwide protests that have halted and delayed construction. If we are targeted for protests, it could materially affect our ability to carry out our capital projects. Construction is also impacted by the availability of specialized contractors and laborers and the price and demand for materials. If we undertake these projects, they may not be completed on schedule, at the budgeted cost or at all. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects and we may be unable to negotiate acceptable interconnection agreements with third-party pipelines to provide destinations for increased throughput. Even if we receive such commitments or make such interconnections, we may not realize an increase in revenue for an extended period of time. We may also construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize, resulting in less than anticipated throughput and a failure to achieve our expected investment return, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.

December 31, 2017 | 19

Risk Factors

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

If a party with an economic interest were to file either a protest of our proposal for increased rates or a complaint against our existing tariff rates, or the if FERC or a state regulatory agency were to initiate an investigation of our existing rates, then our rates could be subject to detailed review. If our present rates are challenged by a shipper, or if our proposed rate increases were found to be in excess of levels justified by our cost of service, the FERC or a state regulatory agency could order us to reduce our rates. If our existing rates were found to be in excess of our cost of service, we could be ordered to reduce our rates prospectively and refund the excess we collected for as far back as two years prior to the date of the filing of a FERC complaint challenging the rates. Refunds could also be ordered for intrastate rates, but the refund periods vary under state laws. If any challenge to committed intrastate rates for priority service on our High Plains Pipeline tariffs were successful, Andeavor’s minimum volume commitment under our High Plains Pipeline intrastate Transportation Services Agreement could be invalidated, and the intrastate volumes shipped on our High Plains Pipeline would be at the lower uncommitted tariff rate. Any such reductions may lower revenues and cash flows if additional volumes and / or capacity are unavailable to offset such rate reductions, adversely affecting our financial position, cash flows, and results of operations.

We cannot guarantee that the jurisdictional status of transportation on our pipelines and related facilities will remain unchanged. Should circumstances change, then current non-FERC jurisdictional transportation could be found to be FERC-jurisdictional. In that case, the FERC’s ratemaking methodologies may limit our ability to set rates based on our actual costs, delay the use of rates that reflect increased costs, and subject us to potentially burdensome and expensive operational, reporting and other requirements. In addition, the provisions of our High Plains Pipeline Transportation Services Agreement regarding our agreement to provide, and Andeavor’s agreement to purchase, certain crude oil volume losses could be viewed as a preference to Andeavor and could result in negation of that provision and possible penalties.

A change in our natural gas-gathering assets, or a change in FERC policy, could increase regulation of our natural gas-gathering assets, which could materially and adversely affect our financial condition, results of operations and cash flows.

Natural gas gathering facilities are expressly exempted from the FERC’s jurisdiction under the NGA. Although the FERC has not made any formal determinations with respect to all of our natural gas-gathering facilities we believe that our natural gas gathering pipelines meet the traditional tests that the FERC has used to determine if a pipeline is a gathering pipeline, and are therefore not subject to the FERC’s jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of substantial litigation and, over time, the FERC’s policy for determining which facilities it regulates has changed. In addition, the distinction between FERC-regulated transmission facilities, on the one hand, and gathering facilities, on the other, is a fact-based determination made by the FERC on a case-by-case basis. If the FERC were to consider the status of an individual facility and properly determine that the facility or services provided by it are subject to regulation by the FERC under the NGA or the NGPA, then such regulation could decrease revenue, increase operating costs and, depending upon the facility in question, adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of civil penalties, a requirement to return certain profits (including charges collected for such service in excess of the rate established by the FERC), loss of the ability to charge market-based rates for FERC jurisdictional services and enjoinment from engaging in certain future activities, any of which could negatively impact our business.

20 |

Risk Factors

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

If Andeavor or other customers satisfy only their minimum obligations under our commercial agreements, or if we are unable to renew or extend, the various commercial agreements we have, our business, financial condition, results of operations, and ability to make distributions to our unitholders could be adversely impacted.

Our commercial agreements require Andeavor and certain third-party customers to provide us with minimum throughput volumes at our terminals and on certain pipelines, but they are not obligated to use our services with respect to volumes of crude oil, natural gas or refined products in excess of the minimum volume commitments. Nothing prohibits Andeavor or other customers from utilizing third-party terminals and pipelines to handle volumes above the minimum committed volumes. At certain of our locations, third-party terminals and pipelines may be able to offer services at more competitive rates or on a more reliable basis. In addition, the initial terms of Andeavor’s obligations under those agreements range from five to ten years. If Andeavor or other customers fail to use our facilities and services after expiration of those agreements and we are unable to generate additional revenues from third parties, our ability to make cash distributions to unitholders may be reduced.

If we are unable to diversify our customer base, or if Andeavor or one of our significant customers does not satisfy its obligations under our agreements or significantly reduces the volumes we are hired to transport, process or store, our revenues would decline and our financial condition, results of operations, cash flows and ability to make distributions to our unitholders would be adversely affected.

Our largest customer, Andeavor, accounted for 44% of our total revenues in the year ended December 31, 2017. We expect to derive a significant amount of our revenues from Andeavor and other key customers for the foreseeable future. This customer concentration makes us subject to the risk of nonpayment, nonperformance, re-negotiation of terms or non-renewal by these major customers under our commercial agreements. Furthermore, any event in our areas of operation or otherwise that materially and adversely affects the financial condition, results of operations or cash flows of one of these major customers may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of these major customers (including Andeavor), some of which are related to the following:

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

Our ability to increase our non-Andeavor third-party revenue is subject to numerous factors beyond our control, including competition from other logistics providers, and the extent to which we have available capacity when potential customers require it. For example, our High Plains System may be unable to compete effectively with existing and future third-party crude oil gathering systems and trucking operations in the Bakken Region. Our ability to obtain third-party customers on our High Plains System is also dependent on our ability to make further inlet connections from and outlet connections to third-party facilities and pipelines. There are also competitors in the area of our natural gas gathering and processing facilities, and we may be unable to compete effectively in obtaining new supplies of gas for these operations.

We may not be able to attract material third-party service opportunities. Our efforts to attract new customers may be adversely affected by our relationship with Andeavor, our desire to provide services pursuant to fee-based contracts and Andeavor’s operational requirements with respect to our assets. Our potential customers may prefer to obtain services under other forms of contractual arrangements, under which we could be required to assume direct commodity exposure.

December 31, 2017 | 21

Risk Factors

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

22 |

Risk Factors

Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

As of December 31, 2017, we had $4.2 billion aggregate principal amount of debt outstanding, and we may incur significant additional debt obligations in the future. For example, in November 2017, we issued an additional $1.75 billion aggregate principal amount of senior notes, the proceeds of which were used to, among other things, redeem all of our outstanding 5.875% Senior Notes due 2020 and 6.125% Senior Notes due 2021 and repay borrowings under our Dropdown Credit Facility. Our existing and future indebtedness could adversely affect our business, financial condition, results of operations and cash flows, including, without limitation, impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other general partnership purposes or our ability to make distributions to our unitholders. In addition, we will have to use a substantial portion of our cash flow to pay principal, premium (if any for our Senior Notes) and interest on the Senior Notes and our other indebtedness, which will reduce the funds available to us for other purposes. Our level of indebtedness will also make us more vulnerable to economic downturns and adverse industry conditions, and may compromise our ability to capitalize on business opportunities and to react to competitive pressures as compared to our competitors.

Andeavor’s indebtedness and credit ratings could adversely affect our business, credit rating, ability to obtain credit in the future and ability to make cash distributions to unitholders.

Andeavor must devote a portion of its cash flows from operating activities to service its indebtedness, and therefore cash flows may not be available for use in pursuing its growth strategy. Furthermore, in the event that Andeavor were to default under certain of its debt obligations, there is a risk that Andeavor’s creditors would attempt to assert claims against our assets during the litigation of their claims against Andeavor. The defense of any such claims could be costly and could materially impact our financial condition, even absent any adverse determination. In the event these claims were successful, our ability to meet our obligations to our creditors, make distributions and finance our operations could be materially adversely affected.

Credit rating agencies considered, and are likely to continue considering, Andeavor’s debt ratings when assigning ours because of Andeavor’s ownership interest in us, the significant commercial relationships between Andeavor and us, and our reliance on Andeavor for a substantial portion of our revenues. If one or more credit rating agencies were to downgrade the outstanding indebtedness of Andeavor, we could experience an increase in our borrowing costs or difficulty accessing the capital markets. Such a development could adversely affect our ability to grow our business and to make cash distributions to our unitholders.

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

In addition, lending counterparties under existing revolving credit facilities and other debt instruments may be unwilling or unable to meet their funding obligations. Certain lenders may determine not to lend to us due to the industry in which we operate, or other factors beyond our control. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to execute our growth strategy, complete future acquisitions or construction projects or take advantage of other business opportunities, any of which could have a material adverse effect on our revenues and results of operations.

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

December 31, 2017 | 23

Risk Factors

•	the mix of gathering, processing, transportation and storage services we provide; and

•	prevailing economic conditions.

In addition, the actual amount of cash we have available for distribution will also depend on other factors, some of which are beyond our control, including:

•
the amount of our operating expenses and general and administrative expenses, including reimbursements to or from Andeavor with respect to those expenses and payment of an annual corporate services fee to Andeavor;

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

24 |

Risk Factors

Our business may be negatively impacted by work stoppages, slowdowns or strikes by TLGP or Andeavor employees.

Any work stoppage by Andeavor employees who provide services to us pursuant to the First Amended and Restated Secondment and Logistics Services Agreement (the “Secondment Agreement”) or the Amended Omnibus Agreement may have a negative impact on our business. Additionally, Andeavor is a significant customer and any strike action or work stoppage at any of Andeavor’s facilities may result in us only receiving the minimum volume commitments under certain contracts, which could negatively affect our results of operations, cash flows and financial condition.

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

Andeavor may suspend, reduce or terminate its obligations under our commercial agreements and our Secondment Agreement in some circumstances, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

Our commercial agreements and Secondment Agreement with Andeavor include provisions that permit Andeavor to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. These events include a material breach of the agreement by us and certain force majeure events that would prevent us from performing required services under the commercial agreements. With respect to many of our facilities, these events also include the possibility that Andeavor may decide to permanently or indefinitely suspend refining operations at one or more of its refineries. Andeavor has the discretion to make such decisions notwithstanding the fact that they may significantly and adversely affect us.

In the event of a force majeure event under the commercial agreements, Andeavor’s and our obligations under these agreements will be proportionately reduced or suspended to the extent that we are unable to perform. As defined in our commercial agreements and in the Secondment Agreement, force majeure events include any acts or occurrences that prevent services from being performed under the applicable agreement, such as:

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

Any of these events could result in our no longer being required to transport or distribute Andeavor’s minimum throughput commitments on our pipelines or terminals, respectively, and in Andeavor no longer being required to pay the full amount of fees that would have been associated with its minimum throughput commitments. These actions could result in a reduction or suspension of Andeavor’s obligations under one or more of our commercial agreements, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

December 31, 2017 | 25

Risk Factors

Risks Relating to Our Partnership Structure

Andeavor owns our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner has limited fiduciary duties, and it and its affiliates, including Andeavor, may have conflicts of interest with us and they may favor their own interests to the detriment of us and our common unitholders.

As of February 15, 2018, Andeavor and its affiliates own an approximate 59% interest in us and control our general partner. Although our general partner has a fiduciary duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in the manner that is beneficial to its owner, Andeavor. Conflicts of interest may arise between Andeavor and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including Andeavor, over the interests of our common unitholders. These conflicts include the following situations:

•
Neither our partnership agreement nor any other agreement requires Andeavor to pursue a business strategy that favors us or utilizes our assets, which could involve decisions by Andeavor to increase or decrease refinery production, connect our pipeline systems to third-party delivery points, shut down or reconfigure a refinery, or pursue and grow particular markets. Andeavor’s directors and officers have a fiduciary duty to make these decisions in the best interests of the stockholders of Andeavor;

•
Andeavor, as our largest customer, may have an economic incentive to cause us to not seek higher tariff rates, trucking fees or terminalling fees, even if such higher rates or fees would reflect rates and fees that could be obtained in arm’s-length, third-party transactions;

•	Andeavor may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;

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

•
Our partnership agreement permits our general partner to classify up to $30 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus;

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

•	Our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including our commercial agreements with Andeavor; and

•	Our general partner decides whether to retain separate counsel, accountants, or others to perform services for us.

Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers, directors and owners. Other than as provided in our Amended Omnibus Agreement with Andeavor, any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.

26 |

Risk Factors

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

Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our

December 31, 2017 | 27

Risk Factors

Amended Omnibus Agreement or our Secondment Agreement, our general partner determines the amount of these expenses. Under the terms of the Amended Omnibus Agreement, we are required to pay Andeavor an annual corporate services fee, currently $13 million, for the provision of various centralized corporate services. Under the terms of our Secondment Agreement, we pay Andeavor a net annual service fee, currently $29 million, for services performed by field-level employees at the majority of the facilities acquired from Andeavor. We reimburse Andeavor for any direct costs actually incurred by Andeavor in providing other operational services with respect to certain of our other assets and operations. Our general partner and its affiliates may also provide us other services for which we will be charged fees as determined by our general partner. Payments to our general partner and its affiliates are substantial and reduce the amount of available cash for distribution to unitholders.

Unitholders have very limited voting rights and, even if they are dissatisfied, their ability to remove our general partner without its consent is limited.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. The Board is chosen by the members of our general partner. Andeavor is currently the sole member of our general partner. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, their ability to remove our general partner is limited. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove our general partner. Our general partner and its affiliates currently own approximately 59% of our outstanding common units and, as a result, our public unitholders cannot remove our general partners without its consent. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in the partnership agreement on the ability of Andeavor to transfer its membership interest in our general partner to a third party. The new partners of our general partner would then be in a position to replace the Board and officers of our general partner with their own choices and to control the decisions taken by the board of directors and officers.

We may issue additional units without unitholder approval, including units that are senior to the common units and/or pari passu with our 6.875% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Preferred Units”), which would dilute unitholder interests.

At any time, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. Further, neither our partnership agreement nor our Revolving Credit Facility prohibits the issuance of equity securities that may effectively rank senior to our common units, including additional Preferred Units and any securities in parity with the Preferred Units without any vote of the holders of the Preferred Units (except where the cumulative distributions on the Preferred Units or any parity securities are in arrears and in certain other circumstances) and without the approval of our common unitholders. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of our common units and Preferred Units may decline.
Additionally, although holders of the Preferred Units, like holders of our common units, are entitled to limited voting rights, with respect to certain matters the Preferred Units generally vote separately as a class along with all other series of our parity securities that we may issue upon which like voting rights have been conferred and are exercisable. As a result, the voting rights of holders of Preferred Units may be significantly diluted, and the holders of such other series of parity securities that we may issue may be able to control or significantly influence the outcome of any vote. The issuance of additional units on parity with or senior to the Preferred Units (including additional Preferred Units of the same series) would dilute the interests of the holders of the Preferred Units, and any issuance of equity securities of any class or series that ranks on parity with the Preferred Units as to the payment of distributions and amounts payable upon a liquidation event (including additional Preferred Units of the same series) or equity securities with terms expressly made senior to the Preferred Units as to the payment of distributions and

28 |

Risk Factors

amounts payable upon a liquidation event or additional indebtedness could affect our ability to pay distributions on, redeem or pay the liquidation preference on the Preferred Units. Only the change of control conversion right relating to the Preferred Units set forth in our partnership agreement protects the holders of the Preferred Units in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all of our assets or business, which might adversely affect the holders of the Preferred Units.
The payment of distributions on any additional units may increase the risk that we will not be able to make distributions at our prior per unit distribution levels. To the extent new units are senior to our common units, their issuance will increase the uncertainty of the payment of distributions on our common units.
If we do not pay distributions on our Preferred Units in any fiscal quarter, we will be unable to pay distributions on our common units until all unpaid Preferred Unit distributions have been paid, and our common unitholders are not entitled to receive distributions for such prior period.
The Preferred Units rank senior to our common units with respect to distribution rights and rights upon liquidation. If we do not pay the required distributions on our Preferred Units, we will be unable to pay distributions on our common units. Additionally, because distributions to our Preferred Unitholders are cumulative, we will have to pay all unpaid accumulated preferred distributions before we can pay any distributions to our common unitholders. Also, because distributions to our common unitholders are not cumulative, if we do not pay distributions on our common units with respect to any quarter, our common unitholders will not be entitled to receive distributions covering any prior periods. The preferences and privileges of the Preferred Units could adversely affect the market price for our common units, or could make it more difficult for us to sell our common units in the future.
Andeavor may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.
As of February 15, 2018, Andeavor holds 127,889,386 common units. Additionally, we have agreed to provide Andeavor with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Affiliates of our general partner, including Andeavor, may compete with us.

Andeavor and its affiliates are not restricted from competing with us, except under certain circumstances. Under our Amended Omnibus Agreement, Andeavor and its affiliates generally may not own or operate crude oil or refined products pipelines, terminals or storage facilities in the U.S. that are not within, directly connected to, substantially dedicated to, or otherwise an integral part of, any refinery owned, acquired or constructed by Andeavor. This restriction, however, does not apply to:

•	any assets that were owned by Andeavor at the closing of our initial public offering (including replacements or expansions of those assets);

•
any assets acquired or constructed by Andeavor to replace one of our assets that no longer provides services to Andeavor due to the occurrence of a force majeure event under one of our commercial agreements with Andeavor that prevents us from providing services under such agreement;

•	any asset or business that Andeavor acquires or constructs that has a fair market value of less than $5 million; and

•
any asset or business that Andeavor acquires or constructs that has a fair market value of $5 million or more if we have been offered the opportunity to purchase the asset or business for fair market value not later than six months after completion of such acquisition or construction, and we decline to do so.

As a result, Andeavor has the ability to construct assets, which directly compete with our assets so long as they are integral to a refinery owned by Andeavor. The limitations on the ability of Andeavor to compete with us are terminable by either party if Andeavor ceases to control our general partner.

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

December 31, 2017 | 29

Risk Factors

Unitholders may have liability to repay distributions that were wrongfully distributed to them.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Transferees of common units or Preferred Units are liable for the obligations of the transferor to make contributions to the partnership that are known to the transferee at the time of the transfer and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

Our unitholders who fail to furnish certain information requested by our general partner or who our general partner, upon receipt of such information, determines are not eligible citizens may not be entitled to receive distributions in kind upon our liquidation and their common units or Preferred Units will be subject to redemption.

Our general partner may require each limited partner to furnish information about his nationality, citizenship or related status. If a limited partner fails to furnish this information within 30 days after a request for the information or our general partner determines after receipt of the information that the limited partner is not an eligible U.S. citizen, the limited partner may be treated as a non-citizen assignee. A non-citizen assignee does not have the right to direct the voting of his units and may not receive distributions in kind upon our liquidation. Furthermore, we have the right to redeem all of the common units or Preferred Units of any holder that is not an eligible citizen or fails to furnish the requested information. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.

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

The NYSE does not require a publicly traded limited partnership like us to comply with certain of its corporate governance requirements.

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

Tax Risks to Common Unitholders and Preferred Unitholders

Recently enacted U.S. tax legislation as well as future U.S. tax legislations may adversely affect our business, results of operations, financial condition and cash flow.

On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that makes significant changes to U.S. federal income tax laws. Among other changes, the Tax Act (i) introduces a new deduction on certain pass-through income, (ii) repeals the partnership technical termination rule and (iii) imposes a new limitation on the deductibility of interest expense. The Tax Act is complex and far-reaching and we have not completed our analysis of the impact its enactment has on us. There may be other material adverse effects resulting from the Tax Act that we have not identified and that could have an adverse effect on our business, results of operations, financial condition and cash flow.

30 |

Risk Factors

Our tax treatment depends on our status as a partnership for federal and state income tax purposes. If the IRS were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, or if we were subjected to a material amount of additional entity-level taxation by individual states, then our cash available for distribution to our unitholders would be substantially reduced.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 21%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to unitholders would be substantially reduced. Therefore, if we were treated as a corporation for federal income tax purposes, there would be material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our business activities, affect the tax considerations of an investment in us and change the character or treatment of portions of our income. From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would adversely affect the tax treatment of certain publicly traded partnerships, including the elimination of partnership tax treatment for publicly traded partnerships. For example, on May 5, 2015, the U.S. Treasury Department and the IRS released proposed regulations regarding qualifying income under Section 7704(d)(1)(E) of the Internal Revenue Code. On January 24, 2017, final regulations were published. We believe the income that we treat as qualifying income satisfies the requirements for qualifying income under both the proposed regulations and the final regulations. However, we are unable to predict whether any future changes to the U.S. federal income tax laws will be enacted that could adversely affect us.

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

If the IRS contests the federal income tax positions we take, the market for our common units or Preferred Units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

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

December 31, 2017 | 31

Risk Factors

will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

Tax gain or loss on the disposition of our common units or Preferred Units could be more or less than expected.

A unitholder that sells units will recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and the tax basis in those units. Because distributions in excess of the unitholder’s allocable share of our net taxable income decrease the tax basis in our common units, the amount, if any, of such prior excess distributions with respect to the common units sold will, in effect, become taxable income if sold at a price greater than the tax basis, even if the price received is less than the original cost. Furthermore, a substantial portion of the amount realized on any sale of common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, if the partnership has nonrecourse liabilities, the amount realized includes a unitholder’s share of our nonrecourse liabilities. In that case, a unitholder selling common units may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units or Preferred Units that may result in adverse tax consequences to them.

Investment in common units or Preferred Units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file federal income tax returns and pay tax on their share of our taxable income. A tax-exempt entity or a non-U.S. person should consult a tax adviser before investing in our common units or Preferred Units.

We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available. It could also affect the timing of these tax benefits or the amount of taxable income from the sale of common units and could have a negative impact on the value of our common units.

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

A unitholder whose common units or Preferred Units are loaned to a short seller to affect a short sale of units may be considered as having disposed of those units. If so, the unitholder would no longer be treated for federal income tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose common units or Preferred Units are loaned to a short seller to effect a short sale of units may be considered as having disposed of the loaned units, the unitholder may no longer be treated for federal income tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Our unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax adviser to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their units.

32 |

Risk Factors

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

As a result of investing in our common units or Preferred Units, unitholders may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

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

Treatment of distributions on the Preferred Units as guaranteed payments for the use of capital creates a different tax treatment for the holders of the Preferred Units than the holders of our common units.
The tax treatment of distributions on the Preferred Units is uncertain. We will treat the holders of the Preferred Units as partners for tax purposes and will treat distributions on the Preferred Units as guaranteed payments for the use of capital that will generally be taxable to the holders of the Preferred Units as ordinary income. Although a holder of the Preferred Units could recognize taxable income from the accrual of such a guaranteed payment even in the absence of a contemporaneous distribution, we anticipate accruing and making the guaranteed payment distributions semi-annually or quarterly, as provided. The holders of the Preferred Units are generally not anticipated to share in the partnership’s items of income, gain, loss or deduction, except to the extent necessary to provide, to the extent possible, the Preferred Units with the benefit of the liquidation preference.

Item 1B.	Unresolved Staff Comments
None.

December 31, 2017 | 33

Properties, Legal Proceedings and Mine Safety Disclosures

Item 2.	Properties
The location and general character of our pipeline systems, trucking operations, terminals, processing facilities and other important physical properties are described in the segment discussions in Item 1. The facilities have been constructed or acquired over a period of years and vary in age and operating efficiency. We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. We are the lessee or sub-lessee under a number of cancellable and non-cancellable operating leases for certain properties including land, terminals, right-of-way permits and other operating facilities used in the terminalling, transporting, gathering and storing of crude oil, natural gas and refined products. See “Contractual Obligations” in Item 7 and Note 10 to our consolidated financial statements in Item 8 for additional information on future commitments related to our properties.

Item 3.	Legal Proceedings

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters and certain matters may require years to resolve. Although we cannot provide assurance, we believe that an adverse resolution of any current matter would not have a material impact on our liquidity, financial position, or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

34 |

Market for Equity, Stockholder Matters and Purchases of Equity Securities

Part II

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Unit Price and Cash Distributions

Our common units trade on the New York Stock Exchange under the symbol “ANDX”. As of February 15, 2018, Andeavor owned 127,889,386 of our common units which constitutes a 59% ownership interest in us, and 80,000 Andeavor Logistics TexNew Mex Units (the “TexNew Mex Units”). The public held 89,275,038 of our outstanding common units including common units held on behalf of others as of February 15, 2018. Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement. There were five holders of record of our common units as of February 15, 2018.

Daily High and Low Intraday Trading Prices per Common Unit and Cash Distributions

	2017			2016
	Sales Prices per		Quarterly Cash Distribution per Unit (a)	Sales Prices per		Quarterly Cash Distribution per Unit (a)
	Common Unit			Common Unit
Quarter Ended	High	Low		High	Low
December 31	$50.04	$42.18	$1.0000	$51.87	$43.00	$0.9100
September 30	54.74	45.72	0.9852	50.70	44.55	0.8750
June 30 (b)	55.79	46.13	0.9710	51.35	41.22	0.8420
March 31	60.14	50.96	0.9400	51.43	35.18	0.8100

(a)	Represents cash distributions attributable to the quarter and declared and paid within 45 days of quarter end in accordance with our partnership agreement.

(b)	On July 25, 2017, WNRL declared a quarterly cash distribution of $0.4675 per unit, which was paid on August 18, 2017.

Distribution of Available Cash

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

At the effective time of the WNRL Merger, the IDRs were canceled (the “the IDR Exchange”) as part of the general partner interests in Andeavor Logistics held by TLGP and were converted into a non-economic general partner interest in Andeavor Logistics (together with the IDR Exchange, the “IDR/GP Transaction”) in exchange for the issuance to TLGP of 78,000,000 common units. We will distribute all of our available cash with respect to any quarter (subject to the preferential distributions, if any, on the Preferred Units, as described below and TexNew Mex Units) to our common unitholders, pro rata, as of the applicable record date. Cash distributions will not be characterized as from operating surplus or capital surplus. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement.

Preferred Units
On December 1, 2017, we issued and sold 600,000 of 6.875% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests at a price to the public of $1,000 per unit (the “Preferred Units”). Distributions on the Preferred Units will accrue and be cumulative from the original issue date of the Preferred Units and will be payable semi-annually in arrears on the 15th day of February and August of each year through and including February 15, 2023, with the first such payment made on February 15, 2018. After February 15, 2023, the distribution will be made quarterly in arrears on the 15th day of February, May, August, and November of each year (each, a “Distribution Payment Date”) to holders of record as of the close of business on the first business day of the month of the applicable Distribution Payment Date. A pro-rated initial distribution on the Preferred Units was paid on February 15, 2018 in an amount equal to approximately $14.132 per Preferred Unit.

We will not declare or pay or set aside for payment full distributions on the Preferred Units for any distribution period unless full cumulative distributions have been paid on the Preferred Units through the most recently completed distribution period for each such security. To the extent distributions will not be paid in full on the Preferred Units, TLGP will take appropriate action to ensure

December 31, 2017 | 35

Market for Equity, Stockholder Matters and Purchases of Equity Securities

that all distributions declared and paid upon the Preferred Units will be reduced, declared and paid on a pro rata basis on their respective payment dates.

TexNew Mex Units
At the effective time of the WNRL Merger, each WNRL TexNew Mex Unit was automatically converted into a right to receive TexNew Mex Units, which has substantially equivalent rights and obligations as the WNRL TexNew Mex Unit.

Prior to any distributions of available cash to holders of common units, available cash with respect to any quarter will first be distributed to the holders of the TexNew Mex Units, pro rata, as of the record date, in an amount equal to 80% of the excess, if any, of (1) the TexNew Mex Shared Segment Distributable Cash Flow with respect to the applicable quarter over (2) the TexNew Mex Base Amount with respect to such quarter, less any amounts reserved with the consent of holders of a majority of the TexNew Mex Units in accordance with the Andeavor Logistics Partnership Agreement. No distributions to TexNew Mex unitholders were declared during 2017.

See Note 11 to our consolidated financial statements in Item 8 for additional information regarding our distributions.

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data as of and for each of the five years in the period ended December 31, 2017, which is derived from the combined financial results of the Predecessors, for accounting purposes and the consolidated financial results of Andeavor Logistics. Unless the context otherwise requires, references in this report to “Predecessors” refer collectively to the acquired assets from Andeavor, and those assets, liabilities and results of operations.

In 2017, 2016 and 2015, we entered into various transactions with Andeavor and our general partner, TLGP, pursuant to which Andeavor Logistics acquired from Andeavor the following:

•
crude oil, feedstock and refined products storage, the Anacortes marine terminal, a manifest rail facility and crude oil and refined products pipelines located in Anacortes, Washington on November 8, 2017;

•
logistic assets owned by WNRL, which consisted of pipelines, gathering, terminalling, storage, transportation and wholesale fuel distribution assets, and provides services to Andeavor’s refining segment effective October 30, 2017;

•	tankage, refined product storage, marine terminal terminalling and storage assets, pipelines, causeway and ancillary equipment located in Martinez, California, effective November 21, 2016;

•
all of the limited liability company interests in Tesoro Alaska Terminals, LLC, tankage, bulk tank farm, a truck rack and rail-loading facility, terminalling and other storage assets located in Kenai, Anchorage and Fairbanks, Alaska, completed in two stages on July 1, 2016 and September 16, 2016; and

•
a crude oil and refined products storage tank facility located at Andeavor’s Los Angeles refinery and a 50% fee interest in a pipeline that transports jet fuel from Andeavor’s Los Angeles refinery to the Los Angeles International Airport, effective November 12, 2015.

These transactions are collectively referred to as “Acquisitions from Andeavor”. These transactions were transfers between entities under common control. Accordingly, the financial information contained herein of the Andeavor Logistics Predecessors and Andeavor Logistics have been retrospectively adjusted to include the historical results of the Predecessors. While the Anacortes Logistics Assets acquisition is a common control transaction, prior periods have not been recast as these assets do not constitute a business in accordance with the Accounting Standard Update, “Clarifying the Definition of a Business”. Other than WNRL, our Predecessors did not record revenue for intercompany trucking, terminalling, storage and short-haul pipeline transportation services.

All financial results have also been adjusted for subsequent transactions with Predecessors to the period that the assets were initially acquired by Andeavor. For additional information regarding these adjustments, see “Business Strategy and Overview” and “Results of Operations” in Item 7.

36 |

Selected Financial Data

The following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements in Item 8.

Selected Financial Data

	Year Ended December 31,
	2017 (a)	2016 (a)	2015 (a)	2014 (a)	2013 (a)
	(In millions, except units and per unit amounts)
Statement of Operations Data
Total revenues (b)	$3,213	$1,220	$1,112	$600	$313
Net earnings	373	315	249	56	18
(Earnings) loss attributable to Predecessors	(24)	24	43	46	62
Net earnings attributable to noncontrolling interest	—	—	(20)	(3)	—
Net earnings attributable to partners	349	339	272	99	80
General partner’s interest in net earnings, including incentive distribution rights	79	152	73	43	12
Common unitholders’ interest in net earnings	267	187	199	43	46
Subordinated unitholders’ interest in net earnings	—	—	—	13	22
Net earnings per limited partner unit:
Common - basic	$2.11	$1.87	$2.33	$0.96	$1.48
Common - diluted	2.11	1.87	2.33	0.96	1.47
Subordinated - basic and diluted	—	—	—	0.62	1.35
Cash distribution per unit	3.8062	3.3070	2.8350	2.4125	2.0175

	As of December 31,
	2017	2016	2015 (a)	2014 (a)	2013 (a)
	(in millions)
Balance Sheet Data
Total assets	$8,169	$5,860	$5,131	$4,955	$1,560
Total debt, net of unamortized issuance costs	4,128	4,054	2,844	2,544	1,141

(a)
Includes the historical results related to Andeavor Logistics and Predecessors for years 2017, 2016, 2015 and 2014. For the year ended 2013, recasted amounts are not shown because management does not believe presentation of these impacts is material to an investor’s understanding of Andeavor Logistics’ current operations.

(b)
Other than WNRL and transportation regulated by the FERC and the Regulatory Commission of Alaska tariffs charged to Andeavor on the refined products pipeline included in the logistics assets acquired in 2014, our Predecessors did not record revenue for transactions with Andeavor for assets acquired in the Acquisitions from Andeavor prior to the effective date of each acquisition.

December 31, 2017 | 37

Management’s Discussion and Analysis

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to “Andeavor Logistics LP,” “Andeavor Logistics,” “the Partnership,” “we,” “us” or “our” refer to Andeavor Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless the context otherwise requires, references in this report to “Andeavor” refer collectively to Andeavor and any of its subsidiaries, other than Andeavor Logistics, its subsidiaries and its general partner.

Management’s Discussion and Analysis is our analysis of our financial performance, financial condition and significant trends that may affect future performance. All statements in this section, other than statements of historical fact, are forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. The following information concerning our business description, results of operations and financial condition should be read in conjunction with Items 1 and 2, and our consolidated financial statements and the notes thereto in Item 8.

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

Strategy and Goals

Our primary business objectives are to maintain and grow stable cash flows and to increase our quarterly cash distribution per unit over time. We intend to accomplish these objectives by executing the following strategies:

Growing a stable business that provides a competitive, full-service logistics offering to customers

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

Relative to these goals, in 2018, we intend to continue implementing this strategy and have completed or announced plans to expand our Terminalling and Transportation business across the western U.S. through:

•	increasing our terminalling volumes by expanding capacity and growing our third-party services at certain of our terminals;

•	optimizing Andeavor volumes and growing third-party throughput at our Terminalling and Transportation assets; and

•	pursuing strategic assets in the western U.S.

In addition, we have completed or announced plans to grow our assets on our Gathering and Processing segment in support of third-party demand for crude oil, natural gas and water gathering services, natural gas processing services, as well as serving

38 |

Management’s Discussion and Analysis

Andeavor’s demand for Bakken crude oil in the mid-continent and west coast refining systems and providing crude oil supply to support Andeavor’s southwest refining system through our Permian Basin logistics assets, including:

•	further expanding capacity and capabilities as well as adding new origin and destination points for our common carrier pipelines in North Dakota and Montana;

•	expanding our crude oil, natural gas and water gathering and associated gas processing footprint in the Bakken Region to enhance and improve overall basin logistics efficiencies;

•
expanding our crude oil gathering footprint in the Permian Basin, principally in the Delaware basin where Andeavor has a strong logistics asset base, crude oil marketing capabilities and meaningful refining offtake; and

•	pursuing strategic assets across the western U.S. including potential acquisitions from Andeavor.

During 2017, we had the following specific accomplishments as they relate to our strategy and goals, which are discussed further in this Management’s Discussion and Analysis:

•	completed the merger of WNRL in a unit exchange further enhancing our existing segments and adding a wholesale business;

•	acquired crude oil, natural gas and produced water gathering systems and two natural gas processing facilities in North Dakota;

•	acquired logistics assets from Andeavor including storage, marine terminal, rail facility and pipelines near Andeavor’s Anacortes refinery;

•	concurrent with the WNRL Merger, completed the IDR/GP Transaction through issuing common units to Andeavor in exchange for the IDR and the economic interest of the general partner units;

•
achieved investment grade with Fitch Ratings assigning us a first-time Long-Term Issuer Default Rating of “BBB-” and S&P Global Ratings raising our corporate credit and senior unsecured issue ratings to "BBB-" with a stable outlook;

•	issued our inaugural investment grade offering with $1.75 billion of aggregate principal senior notes using the proceeds to refinance our higher interest rate senior notes; and

•	completed a Preferred Units offering using the proceeds to repay senior notes and Revolving Credit Facility borrowings.

Acquisitions

Wamsutter Pipeline System
On February 15, 2018, we announced an agreement to acquire the Wamsutter pipeline system from Plains All American, L.P. consisting of 575 miles of crude oil transportation pipelines that connect into Salt Lake City refineries. The acquisition, which is subject to customary closing conditions including regulatory approval, is anticipated to close in the first half of 2018. The acquisition is expected to be financed with borrowings from the Revolving Credit Facility.

Anacortes Logistics Assets
On November 8, 2017, we completed the Anacortes Logistics Assets acquisition from a subsidiary of Andeavor for total consideration of $445 million. The Anacortes Logistics Assets include 3.9 million barrels of crude oil, feedstock and refined products storage at Andeavor’s Anacortes refinery, the Anacortes marine terminal with 73 Mbpd of feedstock and refined product throughput, a manifest rail facility with 4 thousand barrels of throughput and crude oil and refined products pipelines with 111 Mbpd of throughput combined. We paid $445 million, including $400 million of cash financed with borrowings on our Dropdown Credit Facility and $45 million in common units issued to Andeavor.

WNRL Merger and IDR Buy-In
Effective October 30, 2017, Andeavor Logistics closed the WNRL Merger exchanging all outstanding common units of WNRL with units of Andeavor Logistics. WNRL public unitholders received 0.5233 units of Andeavor Logistics for each WNRL unit held while Andeavor effectively received 0.4639 units as certain units held by Andeavor’s subsidiaries were canceled in the transaction. The combined effective exchange ratio for the WNRL Merger was 0.4921 units of Andeavor Logistics for every unit of WNRL. Concurrently with the closing of the WNRL Merger, a direct, wholly-owned subsidiary of Andeavor Logistics merged with and into Western Refining Logistics GP, LLC (“WNRL General Partner”) with WNRL General Partner being the surviving entity and becoming a wholly-owned subsidiary of Andeavor Logistics.

The closing of the WNRL Merger was conditioned upon, among other things, the adoption and effectiveness of the Second Amended and Restated Agreement of Limited Partnership of Andeavor Logistics LP, pursuant to which, simultaneously with the closing of the WNRL Merger: the IDR Exchange and the IDR/GP Transaction took place, and Andeavor and its affiliates, including TLGP, agreed to increase and extend existing waivers on distributions to Andeavor and its affiliates by $60 million to an aggregate of $160 million between 2017 and 2019. As consideration for the IDR/GP Transaction, TLGP was issued 78.0 million common units in Andeavor Logistics simultaneously with the closing of the WNRL Merger.

December 31, 2017 | 39

Management’s Discussion and Analysis

North Dakota Gathering and Processing Assets
On January 1, 2017, we acquired the North Dakota Gathering and Processing Assets for total consideration of approximately $705 million funded with cash on-hand, which included borrowings under the Revolving Credit Facility. The North Dakota Gathering and Processing Assets include over 650 miles of crude oil, natural gas, and produced water gathering pipelines, 170 MMcf per day of natural gas processing capacity and 18.7 Mbpd of fractionation capacity in the Sanish and Pronghorn fields of the Williston Basin in North Dakota. The revenue from the assets is approximately 90% fee-based and backed by acreage dedications from ten producers.

Results of Operations

A discussion and analysis of the factors contributing to our results of operations presented below includes the combined financial results of our Predecessors and the consolidated financial results of Andeavor Logistics. The financial statements of our Predecessors were prepared from the separate records maintained by Andeavor and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting future performance.

Current Market Developments

Although we have minimal exposure to commodity prices, the spot prices of the commodities that we handle largely improved in 2017. Crude oil, refined products, and the majority of NGL prices increased while prices for natural gas decreased. The U.S. oil and gas drilling landscape improved markedly from 2016 due to price appreciation, increased rig counts and operator efficiencies. Domestic crude production exhibited material growth in 2017, which resulted in significantly higher U.S. crude exports. The higher crude price environment seen in the fourth quarter has further improved shale economics and U.S. crude production is expected to continue to grow in 2018. From a products perspective, growing export opportunities are providing an incentive for U.S. refiners to maximize production of gasoline and diesel. These factors create a positive outlook for U.S. oil, natural gas and refined product throughput volumes, however, regional impacts may differ. Within our Gathering and Processing segment, gas gathering and throughput volumes remain below levels experienced in 2015, our first full year of operations of the Rockies Natural Gas Business. Volumes declined significantly in 2016 due to decreased rig counts following revisions to natural gas producers’ drilling and production plans given the lower price environment at the time. However, we continue to experience improvements in the segment based on the 2017 commodity pricing environment, the acquisition of the North Dakota Gathering and Processing Assets, organic growth projects coming on-line, and expanded drilling plans in the Pinedale area.

Continued improvements in the U.S. economic landscape such as lower unemployment, wage growth, strong consumer sentiment, robust manufacturing and expansion of petrochemical plants support healthy refined product demand from our downstream and marketing customers. We continue to monitor the impact of commodity prices and fundamentals on our business. Given the outlined market conditions, we believe our diversified portfolio of businesses as well as our strong customer base are sufficient to continue to meet our goals and objectives outlined above.

How We Evaluate Our Operations

Financial and Operating Measures
Our management uses a variety of financial and operating measures to analyze operating segment performance. These measures are significant factors in assessing our operating results and profitability and include: (1) throughput volumes (including gathering pipeline and pipeline transportation, trucking, terminalling, and processing), (2) operating expenses and (3) certain other financial measures as discussed further in “Non-GAAP Financial Measures” below, including EBITDA, Segment EBITDA, Distributable Cash Flow and Distributable Cash Flow Attributable to Common Unitholders.

Management utilizes the following operating metrics to evaluate performance and compare profitability to other companies in the industry (amounts may not recalculate due to rounding of dollar and volume information):

•	Average terminalling revenue per barrel;

•	Average pipeline transportation revenue per barrel;

•	Average margin on NGL sales per barrel;

•	Average gas gathering and processing revenue per MMBtu;

•	Average crude oil and water gathering revenue per barrel; and

•	Average wholesale fuel sales margin per gallon.

There are a variety of ways to calculate average revenue per barrel, average margin per barrel, average revenue per MMBtu and average margin per gallon; other companies may calculate these in different ways.

40 |

Management’s Discussion and Analysis

Throughput Volumes
The amount of revenue we generate primarily depends on the volumes of crude oil, natural gas, NGLs and refined products that we handle with our pipeline, trucking, terminalling and processing assets and the volume of fuel gallons sold on our commercial wholesale contracts. These volumes are affected by the supply of, and demand for, crude oil, natural gas, NGLs and refined products in the markets served directly or indirectly by our assets. Although Andeavor and other third-party customers have committed to minimum volumes under commercial agreements, our results of operations will be impacted by our ability to:

•
increase throughput volumes on our gathering systems by making connections to existing or new third-party pipelines or rail loading facilities, which will be driven by the anticipated supply of and demand for additional crude oil produced in the regions we operate;

•	increase throughput volumes at our refined products terminals and provide additional ancillary services at those terminals, such as ethanol blending and additive injection;

•	increase throughput volumes on our natural gas system through the connection of new wells and addition of compression to existing wells; and

•	identify and execute organic expansion projects, and capture incremental Andeavor or third-party volumes.

Additionally, increased throughput may depend on Andeavor transferring volumes that it currently distributes through competing terminals to our terminals, including certain terminals located in Washington and California.

Operating Expenses
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

Our operating expenses are also affected by the imbalance gain and loss provisions in our active published tariffs and in our commercial agreements with Andeavor. Under our contractual agreements or tariffs, we retain a portion of the crude oil shipped on certain of our pipelines or refined products we handle at certain of our terminals and bear any volume losses in excess of that retained amount. The value of any crude oil or refined product imbalance settlements resulting from these tariffs or contractual provisions is determined by using the average market prices for the applicable commodity, less a specified discount as specified in the agreement or tariff. Any settlements under tariffs or contractual provisions where we bear any crude oil or refined product volume losses less than amounts specified reduce our operating expenses in the period in which they are realized to the extent they are within the loss allowance and increase our operating expenses in such period to the extent they exceed the loss allowance. For other terminals, and under our other commercial agreements with Andeavor, we have no obligation to measure volume losses and have no liability for physical losses.

Items Impacting Comparability

Our future results of operations may not be comparable to the historical results of operations of the acquired assets from our Predecessors for the reasons described below.

Our financial information includes the historical results of our Predecessors and the results of Andeavor Logistics for all periods presented. The financial statements of our Predecessors have been prepared from the separate records maintained by Andeavor and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity.

There are differences in the way our Predecessors recorded revenues and the way the Partnership records revenues after the Acquisitions from Andeavor, as defined in Note 1 to our consolidated financial statements in Item 8. The assets that we acquire from Andeavor have historically been a part of the integrated operations of Andeavor, and, other than WNRL, our Predecessors generally recognized only the costs and did not record revenue for transactions with Andeavor. Accordingly, the revenues in our Predecessors’ historical combined financial statements relate only to amounts received from third parties for these services.

On June 1, 2017, pursuant to the Agreement and Plan of Merger, dated as of November 16, 2016, by and among Western Refining, Inc. (“Western Refining”), Andeavor, Andeavor’s wholly-owned subsidiaries Tahoe Merger Sub 1, Inc. and Tahoe Merger Sub 2, LLC, Tahoe Merger Sub 1 was merged with and into Western Refining, with Western Refining surviving such merger as a wholly-owned subsidiary of Andeavor (the “WNR Merger”). As a result of the WNR Merger, Andeavor obtained Western Refining’s controlling interest in WNRL. Thus, the WNRL Merger was treated as a transaction of entities under common control and these consolidated financial statements reflect the operations, financial position and cash flows associated with WNRL and their related subsidiaries for the period from June 1, 2017 to December 31, 2017.

December 31, 2017 | 41

Management’s Discussion and Analysis

We changed our operating segment presentation in the first quarter of 2017 to reflect our expanded gathering and processing operations and capabilities. With the completion of the North Dakota Gathering and Processing Assets acquisition on January 1, 2017, our gathering and processing assets and operations expanded significantly and enhanced our ability to offer integrated gathering and processing services to our customers. Comparable prior period information for the newly presented Gathering and Processing segment has been recast to reflect our current presentation. No changes were deemed necessary to our Terminalling and Transportation segment. As a result of the WNRL Merger, we have presented the wholesale fuel distribution business as a separate segment and included the asphalt trucking and crude trucking operations in the Terminalling and Transportation segment and Gathering and Processing Segment, respectively. Given the business’s focus on providing integrated services along with the revised reporting structure implemented by management to assess performance and make resource allocation decisions, we have determined our operating segments, which are the same for reporting purposes, are the Terminalling and Transportation segment, Gathering and Processing segment, and Wholesale segment.

We have a 78% interest in RGS, which owns and operates the infrastructure that transports gas from certain fields to several re-delivery points in southwestern Wyoming, including natural gas processing facilities that are owned by us or a third party. Prior to 2016, we consolidated RGS; however, upon the reassessment performed in conjunction with our adoption of ASU 2015-02, “Amendments to the Consolidation Analysis”, in 2016, we determined RGS represents a variable interest entity to us for which we are not the primary beneficiary resulting in the deconsolidation of RGS and the reporting of RGS as an equity method investment. RGS is reflected on a consolidated basis in our results of operations for the year ended December 31, 2015.

Non-GAAP Measures

As a supplement to our financial information presented in accordance with U.S. GAAP, our management uses certain “non-GAAP” measures to analyze our results of operations, assess internal performance against budgeted and forecasted amounts and evaluate future impacts to our financial performance as a result of capital investments, acquisitions, divestitures and other strategic projects. These non-GAAP measures are defined in our glossary of terms. These measures are important factors in assessing our operating results and profitability and include:

•	Financial non-GAAP measure of EBITDA;

•	Financial non-GAAP measure of Segment EBITDA;

•
Liquidity non-GAAP measure of distributable cash flow, which is calculated as U.S. GAAP-based net cash flow from operating activities plus or minus changes in working capital, amounts spent on maintenance capital net of reimbursements and other adjustments not expected to settle in cash;

•	Liquidity non-GAAP measure of distributable cash flow attributable to common unitholders, which is calculated as distributable cash flow minus distributions associated with the Preferred Units;

•	Operating performance measure of average margin on NGL sales per barrel; and

•	Operating performance measure of average wholesale fuel sales margin per gallon.

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

For further information regarding these non-GAAP measures including the reconciliation of these non-GAAP measures to their most directly comparable U.S. GAAP financial measures, see “Non-GAAP Reconciliations” section.

42 |

Management’s Discussion and Analysis

Consolidated Results

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section below for further information regarding these non-GAAP measures.

Percentage of Segment Operating Income by Operating Segment

December 31, 2017 | 43

Management’s Discussion and Analysis

2017 Versus 2016

Operating Income Reconciliation by Segment (in millions)

Overview
Our net earnings for 2017 increased $58 million, or 18%, to $373 million from $315 million for 2016 primarily driven by North Dakota Gathering and Processing Assets acquisition and increased contributions from the Acquisitions from Andeavor during the second half of 2016 and 2017. Partially offsetting those contributions were transaction costs in connection with our acquisitions and interest and financing costs associated with our new senior notes issuances. EBITDA increased $281 million reflecting the impact of the Acquisitions from Andeavor, the North Dakota Gathering and Processing Assets acquisition in January 2017 and organic growth in the pipeline and terminalling assets.

The revenue and costs of sales associated with the POP arrangements we acquired in the North Dakota Gathering and Processing Assets acquisition are reported gross on our financial statements. Furthermore, as part of the WNRL Merger, we acquired a wholesale fuels business. The revenue and related cost of fuels are reported gross on our financial statements. Both of these revenue streams are contributing to our higher revenue and operating costs.

Segment Results
Operating income increased $195 million to $682 million during 2017 compared to $487 million for 2016 driven by contributions from the Acquisitions from Andeavor across all of our segments. Refer to our detailed discussion of each segment’s operating and financial results contained in this section.

Revenues
Revenues for 2017 increased $2.0 billion, or 163%, to $3.2 billion, driven by the WNRL Merger, the North Dakota Gathering and Processing Assets, the acquisitions of certain terminalling and storage assets in Alaska owned by Andeavor (“the Alaska Storage and Terminalling Assets”) and the Northern California Terminalling and Storage Assets acquired from Andeavor in the second half of 2016.

Cost of Fuel and Other and NGL Expense
Cost of fuel and other and NGL expense for 2017 increased from 2016 due to the WNRL Merger and North Dakota Gathering and Processing Assets, respectively.

Operating Expenses
Operating expenses increased $184 million primarily due to the WNRL Merger, the North Dakota Gathering and Processing Assets and an environmental accrual related to the expected final remediation for the 2013 crude oil pipeline release at Tioga, North Dakota.

(Gain) Loss on Asset Disposals and Impairments
The gain on asset disposals during 2017 was due to the sale of a products terminal in Alaska.

Interest and Financing Costs, Net
Net interest and financing costs increased $131 million primarily related to transactional costs of new senior notes during 2017 that included $60 million in early redemption premiums and $17 million in write-offs of unamortized issuance costs. Also contributing to the increase was a full-year of interest from our senior notes issued during 2016 as well as the interest related to WNRL’s outstanding debt as discussed in the “Capital Resources and Liquidity” section.

44 |

Management’s Discussion and Analysis

2016 Versus 2015

Operating Income Reconciliation by Segment (in millions)

Overview
Our net earnings for 2016 increased $66 million, or 27%, to $315 million from $249 million for 2015 primarily driven by an increase in revenues partially offset by an increase to interest and financing costs. EBITDA increased $109 million corresponding with the $108 million increase to revenues as increase to operating expenses were offset by decreases in our general and administrative expenses.

Segment Results
Operating income increased $94 million to $487 million during 2016 compared to $393 million for 2015 driven by increases in our Terminalling and Transportation segment that had contributions from the Acquisitions from Andeavor. Refer to our detailed discussion of each segment’s operating and financial results contained in this section.

Revenues
Revenues for 2016 increased by $108 million, or 10%, to $1.2 billion benefiting from a full year of operations of the crude oil and refined product storage and pipeline assets in Los Angeles, California (the "LA Storage and Handling Assets") that were purchased from Andeavor in November 2015 and the acquisition of the Alaska Storage and Terminalling Assets in 2016 that were purchased from Andeavor in July and September 2016. Terminalling and Transportation segment revenues increased $110 million as a result of the commercial storage agreements executed with Andeavor in connection with the LA Storage and Handling Assets and Alaska Storage and Terminalling Assets. Revenues in our Gathering and Processing segments remained flat compared to 2015.

Operating Expenses
Operating expenses increased $14 million primarily due to the impact of deconsolidation of RGS in 2016 where transactions are reported gross. The related transactions with RGS in 2015 were eliminated during consolidation. Partially offsetting the increase was a decline in expenses recognized in connection with our environmental accruals.

Interest and Financing Costs, Net
Net interest and financing costs increased $41 million primarily related to the issuance of new senior notes during 2016 and the write-off of unamortized debt issuance costs in connection with debt transactions as discussed in the “Capital Resources and Liquidity” section.

December 31, 2017 | 45

Management’s Discussion and Analysis

Terminalling and Transportation

Refer to Item 1 for a description of our Terminalling and Transportation segment operations.

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section below for further information regarding this non-GAAP measure.

Terminalling and Transportation Segment Operating Data

Volumes
Terminalling throughput increased 444 Mbpd, or 45% in 2017 compared to 2016 primarily as a result of the WNRL Merger, an increase in marine volumes in Southern California, and other contributions from assets acquired from Andeavor, in particular, marine volumes from the Avon marine terminal assets from the Northern California Terminalling and Storage Assets acquisition and contributions from the operations from the Alaska Storage and Terminalling Assets acquisition. Pipeline transportation throughput volume increased 34 Mbpd, or 4%, in 2017 compared to 2016, which was primarily attributable an increase in pipeline volumes in Southern California from strong refinery utilization.

Terminalling throughput increased 29 Mbpd in 2016 compared to 2015 primarily as a result of stronger customer demand, terminalling assets from the Alaska Storage and Terminalling Assets acquisition and organic growth projects adding new capabilities to our system. Pipeline transportation throughput increased 43 Mbpd in 2016 compared to 2015 primarily due to increased utilization of the southern California transportation pipeline system and performance enhancements.

46 |

Management’s Discussion and Analysis

Terminalling and Transportation Segment Operating Results (in millions, except barrel and per barrel amounts)

	Year Ended December 31,
	2017 (a)	2016 (a)	2015 (a)
Revenues
Terminalling	$688	$480	$377
Pipeline transportation	130	125	118
Other revenues	18	—	—
Total Revenues	836	605	495
Costs and Expenses
Operating expenses (b)	257	193	184
Depreciation and amortization expenses	102	83	76
General and administrative expenses	38	32	32
(Gain) loss on asset disposals and impairments	(25)	1	—
Operating Income	$464	$296	$203
Rates (c)
Average terminalling revenue per barrel	$1.32	$1.33	$1.08
Average pipeline transportation revenue per barrel	$0.40	$0.39	$0.39

(a)
Adjusted to include the historical results of the Predecessors. Other than WNRL, our Predecessors did not record revenue for transactions with Andeavor in the Terminalling and Transportation segment prior to the effective date of each acquisition.

(b)	Operating expenses include net imbalance settlement gains of $5 million, $3 million and $4 million in the years ended December 31, 2017, 2016 and 2015, respectively.

(c)	Amounts may not recalculate due to rounding of dollar and volume information.

2017 Versus 2016

Our Terminalling and Transportation segment’s operating income increased $168 million, or 57% in 2017 compared to 2016. Segment EBITDA increased $190 million, or 50% in 2017 compared to 2016.

Revenues increased $231 million, or 38%, to $836 million in 2017 compared to $605 million in 2016 primarily attributable to revenues associated with new commercial terminalling and storage agreements executed with Andeavor in connection with the Northern California Terminalling and Storage Assets, the Alaska Storage and Terminalling Assets acquisitions in the second half of 2016, and the WNRL operations acquired in June 2017. Also contributing to the increase in revenues was higher marine terminalling revenues in California driven by higher refinery utilization.

Operating expenses increased $64 million, or 33%, to $257 million in 2017 compared to $193 million in 2016 due to the recent acquisitions.

Depreciation and amortization expenses increased $19 million, or 23%, to $102 million in 2017 compared to $83 million in 2016 due to the recent acquisitions.

The gain on asset disposals during 2017 was due to the sale of a products terminal in Alaska.

2016 Versus 2015

Our Terminalling and Transportation segment’s operating income increased $93 million, or 46% in 2016 compared to 2015. Segment EBITDA increased $100 million, or 36% in 2016 compared to 2015.

Revenues increased $110 million, or 22%, to $605 million in 2016 compared to $495 million in 2015 primarily as a result of the commercial storage agreements executed with Andeavor in connection with the LA Storage and Handling Assets and Alaska Storage and Terminalling Assets, as well as increased throughput volumes.

Operating expenses increased $9 million, or 5%, to $193 million in 2016 compared to $184 million in 2015 primarily as a result of the higher throughput volumes.

Depreciation and amortization expenses increased $7 million, or 9%, to $83 million in 2016 compared to $76 million in 2015 primarily as a result of the LA Storage and Handling Assets and Alaska Storage and Terminalling Assets.

December 31, 2017 | 47

Management’s Discussion and Analysis

Gathering and Processing

Refer to Item 1 for a description of our Gathering and Processing segment operations.

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section below for further information regarding this non-GAAP measure.

Gathering and Processing Segment Operating Data

(a)	Volumes represent barrels sold in keep-whole arrangements, net barrels retained in POP arrangements and other associated products.

Volumes
NGL sales volume increased 800 bpd, or 11%, in 2017 compared to 2016 primarily due an increase related to the Equity NGLs associated with the acquired North Dakota Gathering and Processing Assets, partially offset by keep-whole decreases in the Rockies Region. Gas gathering and processing throughput volumes increased 84 thousand MMBtu/d, or 10%, in 2017, driven primarily by the North Dakota Gathering and Processing Assets acquired providing more volumes on our systems. Crude oil and water gathering volumes increased 84 Mbpd, or 40%, during 2017 as a result of projects to expand the pipeline gathering system capabilities, which included additional origin and destination inter-connections, the North Dakota Gathering and Processing Assets and the WNRL assets acquired. This was partially offset by decreased volumes related to the turnaround completed on Andeavor’s Mandan refinery, which impacted volumes as well as the average crude oil and water revenue per barrel due to shorter pipeline haul movements.

Gas gathering and processing throughput volumes decreased 198 thousand MMBtu/d in 2016 compared to 2015, primarily due to the exclusion of volumes associated with RGS following its deconsolidation in 2016 and lower natural gas production being delivered to our processing systems. Crude oil and water gathering volumes increased 24 Mbpd, or 13%, in 2016, as a result of projects to expand the pipeline gathering system capabilities, which include additional origin and destination interconnections.

48 |

Management’s Discussion and Analysis

Gathering and Processing Segment Results (in millions, except per barrel and per MMBtu amounts)

	Year Ended December 31,
	2017 (a)	2016	2015
Revenues
NGL sales (b)	$369	$103	$99
Gas gathering and processing	333	264	274
Crude oil and water gathering	228	133	123
Pass-thru and other (c)	165	115	121
Total Revenues	1,095	615	617
Costs and Expenses
NGL expense (excluding items shown separately below) (b)(c)	265	2	—
Operating expenses (d)	354	249	244
Depreciation and amortization expenses	175	107	111
General and administrative expenses	44	36	44
Loss on asset disposals and impairments	—	3	1
Operating Income	$257	$218	$217
Rates (e)
Average margin on NGL sales per barrel (b)(c)(f)	$34.77	$36.59	$34.38
Average gas gathering and processing revenue per MMBtu	$0.95	$0.82	$0.69
Average crude oil and water gathering revenue per barrel	$2.11	$1.72	$1.79

(a)	Adjusted to include the historical results of the Predecessors.

(b)
In 2017, we had 22.2 Mbpd of gross NGL sales under POP and keep-whole arrangements. We retained 8.3 Mbpd under these arrangements. The difference between gross sales barrels and barrels retained is reflected in NGL expense resulting from the gross presentation required for the POP arrangements associated with the North Dakota Gathering and Processing Assets.

(c)
Included in NGL expense for 2017 were approximately $2 million of costs related to crude oil volumes obtained in connection with the North Dakota Gathering and Processing Assets acquisition. The corresponding revenues were recognized in pass-thru and other revenue. As such, the calculation of the average margin on NGL sales per barrel excludes this amount.

(d)	Operating expenses include net imbalance settlement gains of $8 million, $3 million and $2 million in the years ended December 31, 2017, 2016 and 2015, respectively.

(e)	Amounts may not recalculate due to rounding of dollar and volume information.

(f)	See “Non-GAAP Reconciliations” section below for further information regarding this non-GAAP measure.

2017 Versus 2016

Our Gathering and Processing segment’s operating income increased $39 million, or 18% in 2017 compared to 2016. Segment EBITDA increased $98 million, or 28% in 2017 compared to 2016.

The North Dakota Gathering and Processing Assets added margin of $12 million associated with the sale of NGLs. Revenues increased across our natural gas gathering and processing systems and our crude oil and water gathering systems with this acquisition and expanded capabilities on existing assets along with the addition of the WNRL operations. Offsetting the incremental margin was a decline in revenues resulting from lower volumes in the Rockies Region and incremental administrative, operating and depreciation expenses primarily associated with the North Dakota Gathering and Processing Assets and WNRL operations acquired.

2016 Versus 2015

Our Gathering and Processing segment’s operating income remained relatively flat in 2016 compared to 2015. Segment EBITDA increased $9 million, or 3% in 2016 compared to 2015.

Gathering and processing revenues remained relatively flat in 2016 compared to 2015 and operating expenses increased $5 million, or 2%, to $249 million in 2016 compared to $244 million in 2015, primarily related to the reporting of gross operating expense related to our transactions with RGS for 2016 that were previously eliminated in 2015, partially offset by lower environmental remediation costs. Depreciation and amortization expense decreased $4 million, or 4%, to $107 million in 2016 compared to $111 million in 2015 primarily due to the deconsolidation of RGS in 2016.

December 31, 2017 | 49

Management’s Discussion and Analysis

Wholesale

Refer to Item 1 for a description of our Wholesale segment operations.

Wholesale Segment Operating Results and Data (in millions, except per gallon amounts)

Period Ended
December 31, 2017 (a)
Revenues
Fuel sales	$1,267
Other wholesale	15
Total Revenues	1,282
Costs and Expenses
Cost of fuel and other (excluding items shown separately below)	1,244
Operating expenses (excluding depreciation and amortization)	15
Depreciation and amortization expenses	5
General and administrative expenses	3
Operating Income	$15

Rates (b)
Fuel sales volumes (millions of gallons)	722
Average wholesale fuel sales margin per gallon (c)	3.0 ¢

(a)	Adjusted to include the historical results of the Predecessors. The 2017 period only includes the results beginning June 1, 2017.

(b)	Amounts may not recalculate due to rounding of dollar and volume information.

(c)	See “Non-GAAP Reconciliations” section below for further information regarding this non-GAAP measure.

Financial Results
The Wholesale segment’s operating income and Segment EBITDA was $15 million and $20 million, respectively, for the period ended December 31, 2017. This represented 2% of both our combined segment operating income and Segment EBITDA. Our wholesale business operates under commercial and service agreements with Andeavor and sells refined products to third parties. Revenues, earnings and cash flows from our Wholesale segment are primarily affected by the sales volumes and margins of gasoline and diesel fuel.

50 |

Management’s Discussion and Analysis

Non-GAAP Reconciliations

Reconciliation of Net Earnings to EBITDA (in millions)

Reconciliation of Segment Operating Income to Segment EBITDA (in millions)

	Year Ended December 31,
	2017	2016	2015	2017	2016	2015	2017
	Terminalling and Transportation			Gathering and Processing			Wholesale
Segment Operating Income	$464	$296	$203	$257	$218	$217	$15
Depreciation and amortization expenses	102	83	76	175	107	111	5
Equity in earnings of equity method investments	—	—	—	10	13	7	—
Other income, net	3	—	—	—	6	—	—
Segment EBITDA	$569	$379	$279	$442	$344	$335	$20

December 31, 2017 | 51

Management’s Discussion and Analysis

Reconciliation of Net Cash from Operating Activities to Distributable Cash Flow (in millions)

	Year Ended December 31,
	2017 (a)	2016 (a)	2015 (a)
Net Cash from Operating Activities	$709	$498	$436
Changes in assets and liabilities	29	44	19
Predecessors impact	(48)	17	34
Maintenance capital expenditures (b)	(99)	(72)	(54)
Reimbursement for maintenance capital expenditures (b)	31	28	9
Net earnings attributable to noncontrolling interest (c)	—	—	(18)
Other adjustments for noncontrolling interest (d)	—	—	(21)
Adjustments for equity method investments (e)	2	2	(3)
Gain (loss) on sales of assets, net of proceeds	29	8	(1)
Other (f)	15	7	21
Distributable Cash Flow	668	532	422
Less: Preferred unit distributions (g)	(3)	—	—
Distributable Cash Flow Attributable to Common Unitholders	$665	$532	$422

(a)	Adjusted to include the historical results of the Predecessors.

(b)
We adjust our reconciliation of distributable cash flows for maintenance capital expenditures, tank restoration costs and expenditures required to ensure the safety, reliability, integrity and regulatory compliance of our assets with an offset for any reimbursements received for such expenditures.

(c)
Excludes $2 million of undistributed QEP Midstream Partners, LP (“QEPM”) earnings prior to the closing of the merger of QEPM with Andeavor Logistics for the year ended December 31, 2015, that unitholders of QEPM were entitled to receive, but unitholders of Andeavor Logistics received as a result of the merger.

(d)
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

(g)
Represents the cash distributions earned by the Preferred Units for the year ended December 31, 2017 assuming a distribution is declared by the Board. Cash distributions to be paid to holders of the Preferred Units are not available to common unitholders.

52 |

Management’s Discussion and Analysis

Average Margin on NGL Sales per Barrel (in millions, excepts days and per barrel amounts)

	Year Ended December 31,
	2017	2016	2015
Segment Operating Income	$257	$218	$217
Add back:
Operating expenses	354	249	244
Depreciation and amortization expenses	175	107	111
General and administrative expenses	44	36	44
Loss on asset disposals and impairments	—	3	1
Other commodity purchases (a)	2	—	—
Subtract:
Gas gathering and processing revenues	(333)	(264)	(274)
Crude oil gathering revenues	(228)	(133)	(123)
Pass-thru and other revenues	(165)	(115)	(121)
Margin on NGL Sales	$106	$101	$99
Divided by Total Volumes for the Period:
NGLs sales volumes (Mbpd)	8.3	7.5	7.9
Number of days in the period	365	366	365
Total volumes for the period (thousands of barrels) (b)	3,030	2,745	2,884
Average Margin on NGL Sales per Barrel (b)	$34.77	$36.59	$34.38

(a)
Included in the NGL expense for the year ended December 31, 2017 was approximately $2 million of costs related to crude oil volumes obtained and immediately sold in connection with the North Dakota Gathering and Processing Assets acquisition.

(b)	Amounts may not recalculate due to rounding of dollar and volume information.

Average Wholesale Fuel Sales Margin per Gallon (in million, except per gallon amounts)

Period Ended
December 31, 2017 (a)
Segment Operating Income	$15
Add back:
Operating expenses (excluding depreciation and amortization)	15
Depreciation and amortization expenses	5
General and administrative expenses	3
Subtract:
Other wholesale revenues	(15)
Wholesale Fuel Sales Margin	$23
Divided by Total Volumes for the Period:
Fuel sales volumes (millions of gallons)	722
Average Wholesale Fuel Sales Margin per Gallon (b)	3.0 ¢

(a)	Adjusted to include the historical results of the Predecessors. The 2017 period only includes the results beginning June 1, 2017.

(b)	Amounts may not recalculate due to rounding of dollar and volume information.

December 31, 2017 | 53

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

Unit Issuance
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

In connection with the WNRL Merger, we issued 15,182,996 publicly held common units and 14,853,542 common units held by Andeavor. In addition, on October 30, 2017, we issued 78,000,000 of our common units to TLGP in connection with the IDR/GP Transaction and converted our general partner units into non-economic general partner units.

Issuance of Preferred Units
On December 1, 2017, we issued and sold 600,000 Preferred Units, at a price to the public of $1,000 per unit. We used the net proceeds from the sale of the Preferred Units (i) to primarily redeem $500 million principal amount of our 6.250% 2022 Notes,
(ii) to repay a portion of the borrowings under our Revolving Credit Facility and (iii) to pay fees and expenses associated with the foregoing.

At any time on or after February 15, 2023, we may redeem the Preferred Units, in whole or in part at a redemption price of $1,000 per Preferred Unit plus an amount equal to all accumulated and unpaid distributions up to, but not including, the date of redemption, whether or not declared. In addition, upon the occurrence of certain rating agency events as described in the prospectus, we may redeem the Preferred Units, in whole but not in part, at a price of $1,020 per Preferred Unit, plus an amount equal to all accumulated and unpaid distributions up to, but not including, the date of redemption, whether or not declared.

Distributions on the Preferred Units will accrue and be cumulative from the original issue date of the Preferred Units and will be payable semi-annually in arrears on the 15th day of February and August of each year. A pro-rated initial distribution on the Preferred Units was paid on February 15, 2018 in an amount equal to approximately $14.132 per Preferred Unit. If any Distribution Payment Date otherwise would fall on a day that is not a business day, declared distributions will be paid on the immediately succeeding business day without the accumulation of additional distributions.

The initial distribution rate for the Preferred Units is 6.875% per annum of the $1,000 liquidation preference per Preferred Unit (equal to $68.75 per Preferred Unit per annum). On and after February 15, 2023, distributions on the Preferred Units will accumulate for each distribution period at a percentage of the liquidation preference equal to the three-month LIBOR plus a spread of 4.652%.

TexNew Mex Units
At the effective time of the WNRL Merger, each WNRL TexNew Mex Unit was automatically converted into a right to receive the TexNew Mex Units, which has substantially equivalent rights and obligations as the WNRL TexNew Mex Unit.

Prior to any distributions of available cash to holders of common units, available cash with respect to any quarter will first be distributed to the holders of the TexNew Mex Units, pro rata, as of the record date, in an amount equal to 80% of the excess, if any, of (1) the TexNew Mex Shared Segment Distributable Cash Flow with respect to the applicable quarter over (2) the TexNew Mex Base Amount with respect to such quarter, less any amounts reserved with the consent of holders of a majority of the TexNew Mex Units in accordance with the Andeavor Logistics Partnership Agreement. No distributions to TexNew Mex unitholders were declared during 2017. As of December 31, 2017, we had 80,000 TexNew Mex Units outstanding.

ATM Program
On August 22, 2017, we filed a prospectus supplement to our shelf registration filed with the SEC on August 21, 2015, authorizing the continuous issuance of up to an aggregate of $750 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). During the year ended December 31, 2017, we issued an aggregate of 72,857 common units under our ATM Program, generating proceeds of approximately $3 million before issuance costs. We paid

54 |

Management’s Discussion and Analysis

fees of less than $1 million related to the issuance of units under this program for the year ended December 31, 2017. The net proceeds from sales under the ATM Program will be used for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

Distributions
Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partner unitholders will receive. Simultaneously with the closing of the WNRL Merger: (i) the IDRs were canceled, (ii) the general partner interests in Andeavor Logistics held by TLGP were converted into a non-economic general partner interest in Andeavor Logistics, and (iii) Andeavor and its affiliates, including TLGP, agreed to increase and extend existing waivers on distributions to Andeavor and its affiliates by $60 million to an aggregate of $160 million between 2017 and 2019.

Quarterly Distributions

Quarter Ended	Total Quarterly Distribution Per Common Unit	Total Quarterly Distribution Per Common Unit, Annualized	Total Cash Distribution (in millions)	Date of Distribution
December 31, 2017	$1.0000	$4.00	$205	February 14, 2018
September 30, 2017	0.9852	3.94	201	November 14, 2017
June 30, 2017 (a)	0.9710	3.88	147	August 14, 2017
March 31, 2017	0.9400	3.76	140	May 15, 2017
December 31, 2016	0.9100	3.64	140	February 14, 2017
September 30, 2016	0.8750	3.50	131	November 14, 2016
June 30, 2016	0.8420	3.37	123	August 12, 2016
March 31, 2016	0.8100	3.24	108	May 13, 2016

(a)	On July 25, 2017, WNRL declared a quarterly cash distribution of $0.4675 per common unit, which was paid on August 18, 2017, in the amount of $33 million.

December 31, 2017 | 55

Management’s Discussion and Analysis

Debt Overview

Total Debt

	December 31,
Debt, including current maturities:	2017	2016
Revolving Credit Facility	$423	$330
Dropdown Credit Facility	—	—
5.500% Senior Notes due 2019	500	500
5.875% Senior Notes due 2020 (a)	—	470
6.125% Senior Notes due 2021 (a)	—	800
3.500% Senior Notes due 2022 (b)	500	—
6.250% Senior Notes due 2022	300	800
6.375% Senior Notes due 2024	450	450
5.250% Senior Notes due 2025	750	750
4.250% Senior Notes due 2027 (b)	750	—
5.200% Senior Notes due 2047 (b)	500	—
Capital lease obligations and other	9	9
Total Debt	4,182	4,109
Unamortized Issuance Costs (a) (b)	(54)	(55)
Debt, Net of Unamortized Issuance Costs	$4,128	$4,054

(a)	Unamortized premiums of $4 million associated with these senior notes are included in unamortized issuance costs at December 31, 2016.

(b)	Unamortized discounts of $5 million associated with these senior notes are included in unamortized issuance costs at December 31, 2017.

Senior Notes by Maturity (in millions)

Credit Facilities

Under our current Revolving Credit Facility, we have the option to elect whether the borrowings will bear interest at either a base rate plus the base rate margin or a Eurodollar rate, for the applicable period, plus the Eurodollar margin at the time of the borrowing. The weighted average interest rate for borrowings under our Revolving Credit Facility was 3.10% at December 31, 2017. The Revolving Credit Facility is scheduled to mature on January 29, 2021.

56 |

Management’s Discussion and Analysis

Expenses and Fees of Our Credit Facilities

Credit Facility	30 day Eurodollar (LIBOR) Rate at December 31, 2017	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Revolving Credit Facility (a)	1.56%	1.50%	4.50%	0.50%	0.250%
Dropdown Credit Facility (a)	1.56%	1.51%	4.50%	0.51%	0.250%

(a)
We have the option to elect whether the borrowings will bear interest at either a Eurodollar rate, for the applicable period, plus the Eurodollar margin, or a base rate plus the base rate margin of the borrowing. The applicable margin varies based upon a certain leverage ratio, as defined by the Revolving Credit Facility. We also incur commitment fees for the unused portion of the Revolving Credit Facility at an annual rate. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate.

On January 29, 2016, we amended our existing secured Revolving Credit Facility. As a result of the amendment, we decreased the aggregate available facility limit from $900 million to $600 million and improved terms relating to pricing and financial covenants. Additionally, on January 29, 2016, we syndicated the $1.0 billion Dropdown Credit Facility. This facility provides us a flexible capital structure with a segregated source of financing for future asset acquisitions including transactions with Andeavor. The primary use of proceeds under this facility is to fund asset acquisitions.

On January 5, 2018, we amended our existing secured Revolving Credit Facility to, among other things, (i) increase the aggregate commitments from $600 million to $1.1 billion, (ii) add certain financial institutions as additional lenders under the revolving credit agreement and (iii) make certain changes to the credit agreements to permit the incurrence of an additional $500 million of incremental loans under the Revolving Credit Facility and the Dropdown Credit Facility (to be shared between the credit agreements), subject to the satisfaction of certain conditions. The terms, covenants and restrictions under this facility are substantially the same with our amended secured Revolving Credit Facility. See further discussion in Note 8 to our consolidated financial statements in Item 8.

Covenants

The revolving credit facility agreements and indentures both contain representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for agreements of these types. The sole financial covenant that we are required to maintain, as of the last day of the fiscal quarter, is a Consolidated Leverage Ratio (as defined in the revolving credit facility agreement) of no greater than 5.00 to 1.00. As of December 31, 2017, we were in compliance with this financial covenant.

Senior Notes Issuances

3.500% Senior Notes due 2022
On November 28, 2017, we issued $500 million aggregate principal amount of senior notes due in 2022 at 3.500% (the “3.500% 2022 Notes”), which approximates the effective interest rate. The proceeds from the 3.500% 2022 Notes were used to repay a portion of our 5.875% Senior Notes due in 2020 and 6.125% Senior Notes due in 2021, as well as borrowings under the Dropdown Credit Facility.

The 3.500% 2022 Notes will mature on December 1, 2022 and have no sinking fund requirement. The 3.500% 2022 Notes may be redeemable in whole at any time or in part from time to time, at our option, prior to November 1, 2022. We may redeem the 3.500% 2022 Notes at a redemption price equal to the greater of 100% of the principal amount or the sum of the present value of the remaining scheduled principal and interest payments as defined in the prospectus supplement. The 3.500% 2022 Notes are unsecured and guaranteed by all of our consolidated subsidiaries, with the exception of Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Andeavor, except for TLGP, and contain customary terms, events of default and covenants for an issuance of investment grade securities.

4.250% Senior Notes due 2027
On November 28, 2017, we issued $750 million aggregate principal amount of senior notes due in 2027 (the “2027 Notes”) at 4.250%, which approximates the effective interest rate. The proceeds from the 2027 Notes were used to repay a portion of our 5.875% Senior Notes due in 2020 and 6.125% Senior Notes due in 2021, as well as borrowings under the Dropdown Credit Facility.

The 2027 Notes will mature on December 1, 2027 and have no sinking fund requirement. The 2027 Notes may be redeemable in whole at any time or in part from time to time, at our option, prior to September 1, 2027. We may redeem the 2027 Notes at a redemption price equal to the greater of 100% of the principal amount or the sum of the present value of the remaining scheduled principal and interest payments as defined in the prospectus supplement. The 2027 Notes are unsecured and guaranteed by all of our consolidated subsidiaries, with the exception of Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Andeavor, except for TLGP, and contain customary terms, events of default and covenants for an issuance of investment grade securities.

December 31, 2017 | 57

Management’s Discussion and Analysis
5.200% Senior Notes due 2047
On November 28, 2017, we issued $500 million aggregate principal amount of senior notes due in 2047 (the “2047 Notes”) at 5.200%, which approximates the effective interest rate. The proceeds from the 2047 Notes were used to repay a portion of our 5.875% Senior Notes due in 2020 and 6.125% Senior Notes due in 2021, as well as borrowings under the Dropdown Credit Facility.

The 2047 Notes will mature on December 1, 2047 and have no sinking fund requirement. The 2047 Notes may be redeemable in whole at any time or in part from time to time, at our option, prior to June 1, 2047. We may redeem the 2047 Notes at a redemption price equal to the greater of 100% of the principal amount or the sum of the present value of the remaining scheduled principal and interest payments as defined in the prospectus supplement. The 2047 Notes are unsecured and guaranteed by all of our consolidated subsidiaries, with the exception of Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Andeavor, except for TLGP, and contain customary terms, events of default and covenants for an issuance of investment grade securities.

Investment Grade Rating

In February 2017, Fitch Ratings assigned a first-time Long-Term Issuer Default Rating of “BBB-” to Andeavor Logistics, and S&P Global Ratings raised our corporate credit and senior unsecured issue ratings to "BBB-" with a stable outlook on October 31, 2017. As a result, we achieved an investment grade credit rating. Additionally, on October 26, 2017, Moody's Investors Service upgraded our Corporate Family Rating to “Ba1” with a positive outlook from “Ba2”.

Investment grade rating aligns with our capital allocation and financial principles. Benefits of investment grade ratings are:

•	Lower Cost of Capital - We expect to realize incremental interest savings and lower new issuance costs;

•	Balance Sheet Flexibility - We have the ability to extend our maturity profile to increase duration and match asset life. This provides simplified and less restrictive covenants;

•
Financial and Operational Flexibility - We gain access to improved commercial terms that reduce the need for letters of credit. This enhances our financial standing with customers, suppliers and partners; and

•
Improved Market Access - We have the opportunity to a greater market depth and breadth that provides stability and reliable access. We now have access to subordinated debt and preferred equity markets.

Debt Repayment

Andeavor Logistics Senior Notes
On November 28, 2017, we issued $1.75 billion aggregate principal amount of senior notes as described above. The $1.75 billion of aggregate principal senior notes, consisting of the 3.500% 2022 Notes, 2027 Notes and 2047 Notes. The proceeds from this offering were used to repay amounts outstanding under our 5.875% Senior Notes due in 2020 and 6.125% Senior Notes due in 2021, as well as borrowings under the Dropdown Credit Facility. The remaining net proceeds from this offering were used to pay applicable fees and expenses for the offering and to repay a portion of amounts outstanding under the Revolving Credit Facility.

WNRL Revolving Credit Facility
WNRL had a $500 million senior secured revolving credit facility (the “WNRL Revolving Credit Facility”), which WNRL originally entered into on October 16, 2013. This credit facility was set to expire on October 16, 2018. The total commitment of the WNRL Revolving Credit Facility was $500 million. In connection with the WNRL Merger, all amounts outstanding were repaid with borrowings on the Andeavor Logistics Revolving Credit Facility and the WNRL Revolving Credit Facility was terminated.

WNRL Senior Notes
WNRL had $300 million of 7.5% senior notes (the “WNRL Senior Notes”), which WNRL originally entered into on February 11, 2015 and were set to mature on February 11, 2023. In connection with the WNRL Merger, the WNRL Senior Notes were repaid for $326 million, including accrued interest of $4 million and a premium of $22 million, with borrowings on the Andeavor Logistics Revolving Credit Facility.

58 |

Management’s Discussion and Analysis

Sources and Uses of Cash

Components of Cash Flows (in millions)

	Year Ended December 31,
	2017 (a)	2016 (a)	2015 (a)
Cash Flows From (Used In):
Operating Activities	$709	$498	$436
Investing Activities	(813)	(318)	(389)
Financing Activities	(509)	492	(50)
Increase (Decrease) in Cash and Cash Equivalents	$(613)	$672	$(3)

(a)	Includes the historical results related to the Partnership and Predecessors for the years ended December 31, 2017, 2016 and 2015.

2017 Versus 2016

Net cash from operating activities increased $211 million to $709 million in 2017 from $498 million in 2016. The increase in net cash from operating activities was primarily due to an increase in net earnings after considering the impacts of non-cash operating activities and the change in working capital.

Net cash used in investing activities increased $495 million to $813 million in 2017 compared to $318 million in 2016. The increase was primarily driven by the acquisition of WNRL and the North Dakota Gathering and Processing Assets partially offset by proceeds from the sale of certain Alaska terminalling assets and reduced capital expenditures. See “Capital Expenditures” below for a discussion of the various maintenance and growth projects in 2017.

Net cash used in financing activities during 2017 totaled $509 million as compared to net cash from financing activities of $492 million in 2016. The change of $1.0 billion was primarily due to an increase in repayments of long-term debt of $1.8 billion and quarterly distributions to common unitholders of $206 million. Also, sources of cash associated with borrowings under our revolving credit facilities and proceeds from issuance of common units decreased by $226 million and $80 million, respectively. These decreases in cash were partially offset by increases in proceeds from the issuance of preferred units and debt of $589 million and $299 million, respectively, and by a decrease in distributions in connection with acquisitions from Andeavor of $354 million.

2016 Versus 2015

Net cash from operating activities increased $62 million to $498 million in 2016 from $436 million in 2015. The increase in net cash from operating activities was primarily due to a significant contribution of operating income from the Terminalling and Transporting segment driven by commercial agreements executed in connection with the LA Storage and Handling Assets and Alaska Storage and Terminalling Asset acquisitions.

Net cash used in investing activities decreased $71 million to $318 million in 2016 compared to $389 million in 2015. The decrease was primarily driven a decline in the amounts spent on capital expenditure projects during 2016. This decrease was partially offset by cash used for acquisitions related to the Alaska Storage and Terminalling Assets acquisition and deposit for the North Dakota Gathering and Processing Assets.

Net cash used in financing activities during 2016 totaled $492 million as compared to net cash from financing activities of $50 million in 2015. The change of $542 million was primarily due to a $1.2 billion increase in the proceeds from debt offerings partially offset by the $251 million repayment of the term loan facility. In addition, proceeds from issuance of common units and general partner units increased $265 million in 2016. Partially offsetting the items contributing to the financing activities were an increase to distributions in connection with acquisitions of $510 million with both the Alaska Storage and Terminalling Assets and Northern California Terminalling and Storage Assets acquisitions occurring in 2016 compared to the LA Storage and Handling Assets occurring in 2015. Quarterly distribution to unitholders and the general partner also increased $153 million.

Historically, the Predecessors’ sources of liquidity included cash generated from operations and funding from Andeavor. Cash receipts were deposited in Andeavor’s bank accounts and all cash disbursements were made from those accounts. However, the cash funding and receipts from operations of WNRL were deposited in WNRL bank accounts and the balance of cash prior to acquisition is shown as a reduction of cash used for acquisitions. While there was no Sponsor contribution in 2017, $119 million and $116 million was included in cash from financing activities in 2016 and 2015, respectively, which funded the cash portion of the net loss attributable to the Predecessors.

December 31, 2017 | 59

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

2017 Capital Expenditures
During 2017, we spent $140 million, net of $20 million in reimbursements from entities including Andeavor, on growth capital projects and $56 million, net of $21 million in reimbursements from entities including Andeavor, on maintenance capital projects.

2018 Expected Capital Expenditures
We estimate that our expected 2018 capital expenditures will be approximately $430 million, or $400 million net of reimbursements from entities including Andeavor, with whom we contract to provide services. We continuously evaluate our capital expenditures in light of conditions in the market environment and business requirements.

Cost estimates for projects currently in process or under development are subject to further review, analysis and permitting requirements, which may result in revisions to our current spend estimates.

Major Capital Projects in Process or Under Development (in millions)

Major Projects	Total Project Expected Capital Expenditures	Actual 2017 Capital Expenditures
Carson Crude Terminal Expansion Project (a)	$140 - 160	$1
North Dakota NGL Logistics Hub (b)	140 - 150	1

Andeavor Projects Expected to be Acquired		Total Project Expected Spend
Conan Crude Gathering System (c)		$225
Los Angeles Refinery Interconnect Pipeline System (d)		150

(a)
Andeavor Logistics intends to construct and operate two to three million barrels of additional crude oil storage capacity to better accommodate the unloading of marine vessels at our nearby marine terminal, which is expected to reduce transportation costs for Andeavor, such as port fees and demurrage.

(b)
Andeavor Logistics intends to transport mixed NGLs from a third party processing plant in McKenzie County, North Dakota to its Belfield gas processing plant for fractionation and then ship purity NGL products on manifest and unit trains from the Fryburg rail terminal.

(c)
The construction of the Conan crude gathering system provides connectivity to multiple long-haul pipelines. The initial capacity is planned to be approximately 250 Mpbd, which is expandable to 500 Mpbd. The initial storage capacity is estimated to be 720,000 barrels. This project is being funded by Andeavor and is expected to be transferred to Andeavor Logistics at cost plus capitalized interest.

(d)
The pipeline interconnect project at Andeavor’s Los Angeles refinery is designed to provide direct connectivity between Andeavor’s refining sites. This project is being funded by Andeavor and is expected to be transferred to Andeavor Logistics at cost plus capitalized interest.

Long-Term Commitments

We have numerous contractual commitments for purchases associated with the operation of our assets, our debt service and our operating and capital leases (see Note 8 and Note 10 to our consolidated financial statements in Item 8). We also have minimum contractual spending requirements for certain capital projects.

60 |

Management’s Discussion and Analysis

Summary of Contractual Obligations (in millions)

Contractual Obligation	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt obligations (a)	$203	$697	$175	$586	$957	$3,373	$5,991
Capital lease obligations (b)	2	1	1	1	1	5	11
Operating lease obligations (c)	16	14	13	11	10	100	164
Purchase obligations (d)	2,193	2,193	2,194	2,170	2,132	3,840	14,722
Capital expenditure obligations (e)	67	—	—	—	—	—	67
Total Contractual Obligations	$2,481	$2,905	$2,383	$2,768	$3,100	$7,318	$20,955

(a)	Includes maturities of principal and interest payments. Amounts and timing may be different from our estimated commitments due to potential voluntary debt prepayments and borrowings.

(b)	Capital lease obligations include amounts classified as interest.

(c)
Minimum operating lease payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year primarily related to our truck vehicle leases and leases for pipelines, terminals, pump stations and property leases.

(d)
Purchase obligations include enforceable and legally binding service agreement commitments that meet any of the following criteria: (1) they are non-cancellable, (2) we would incur a penalty if the agreement was canceled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If we can unilaterally terminate the agreement simply by providing a certain number of days’ notice or by paying a termination fee, we have included the termination fee or the amount that would be paid over the notice period. Contracts that can be unilaterally terminated without a penalty are not included. Future purchase obligations primarily include our fuel costs associated with our wholesale product supply agreement, NGLs transportation costs, fractionation fees, and fixed charges under the Amended Omnibus Agreement and the Secondment Agreement. Our Amended Omnibus Agreement remains in effect between the applicable parties until a change in control of the Partnership. As we are unable to estimate the termination of the omnibus agreement, we have included the fees for each of the five years following December 31, 2017 for the Amended Omnibus Agreement for disclosure purposes in the table above.

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

Future expenditures may be required to comply with the federal, state and local environmental requirements for our various sites, including our storage facilities, pipelines, gas processing complexes and refined products terminals. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our liquidity, financial position or results of operations. Under the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement, Andeavor indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and subsequent acquisitions from Andeavor.

Environmental Liabilities and Legal
Contamination resulting from spills of crude oil, natural gas and refined products is not unusual within the terminalling, pipeline, gathering or processing industries. Historic spills at certain of our assets as a result of past operations have resulted in contamination of the environment, including soils and groundwater. Site conditions, including soils and groundwater, are being evaluated at our properties where releases of hydrocarbons and other wastes have occurred. A number of our properties have known hydrocarbon or other hazardous material contamination in the soil and groundwater. See below for our discussion of the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement for more information regarding the indemnification of certain environmental matters provided to us by Andeavor.

December 31, 2017 | 61

Management’s Discussion and Analysis

We have been party to various environmental matters arising in the ordinary course of business. The outcome of these matters cannot always be accurately predicted, but we recognize liabilities for these matters based on estimates and applicable accounting guidelines and principles. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental accruals are estimates using internal and third-party assessments and available information to date. It is possible that these estimates will change as more information becomes available. Our accruals for these environmental expenditures totaled $16 million and $22 million at December 31, 2017 and 2016, respectively.

See Note 10 to our consolidated financial statements in Item 8 for additional information regarding our environmental liabilities and legal proceedings.

Andeavor Indemnification
Under the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement, Andeavor indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Andeavor. See Note 3 to our consolidated financial statements in Item 8 for additional information regarding our Amended Omnibus Agreement and the Carson Assets Indemnity Agreement.

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

Goodwill
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

We test goodwill for impairment by performing an optional qualitative assessment process and/or using a quantitative assessment process. If we choose to perform a qualitative assessment process and determine it is more likely than not (that is, a likelihood of more than 50 percent) that the carrying value of the net assets is more than the fair value of the reporting unit, a quantitative assessment process is then performed; otherwise, no further testing is performed. We may elect not to perform a qualitative assessment process and, instead, proceed directly to a quantitative assessment process. For reporting units where the quantitative assessment process is performed, the carrying value of net assets, including goodwill, is compared to the fair value at the reporting unit level. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference between the carrying value and fair value of the reporting unit.

We elected to perform our annual goodwill impairment analysis using the quantitative assessment process on $692 million of goodwill recorded in five reporting units. As part of our quantitative goodwill impairment process for the five reporting units, we engaged a third-party appraisal firm to assist in the determination of estimated fair value for each reporting unit. This determination includes estimating the fair value of each reporting unit using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, discount rates, terminal growth rates, and forecasts of revenue, operating income and capital expenditures.

We determined that no impairment charges resulted from our November 1, 2017 goodwill impairment assessments. The fair values of Crude Oil Gathering, Wholesale, Terminalling, and Transportation reporting units were substantially in excess of their carrying values. Also, the fair value of our Natural Gas Gathering and Processing reporting unit exceeded its carrying value by approximately 14%. Refer to the Market Overview section above for further discussion of market conditions impacting this assessment, including management’s assessment of current and future activity. As of December 31, 2017, our Natural Gas

62 |

Management’s Discussion and Analysis

Gathering and Processing reporting unit in the Gathering and Processing segment had a goodwill balance of $110 million. There were no impairments of goodwill during the years ended December 31, 2017, 2016 and 2015.

Impairment of Long-Lived Assets
Long-lived assets (which include property, plant, and equipment and intangible assets) are evaluated for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable (for example, current period operating losses combined with a history of operating losses) and then assessing whether the asset net book values are recoverable from estimated future undiscounted cash flows. The actual amount of an impairment loss to be recorded, if any, is equal to the amount by which the asset’s net book value exceeds its fair market value. Fair market value is based on the present values of estimated future cash flows in the absence of quoted market prices. Estimates of future cash flows and fair market values of assets require subjective assumptions with regard to several factors, including an assessment of global market conditions, future operating results and forecasts of the remaining useful lives of the assets. Actual results could differ from those estimates. Providing sensitivity analysis if other assumptions were used in performing the impairment evaluations is not practicable due to the significant number of assumptions involved in the estimates.

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

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not own the refined products, natural gas or crude oil that are shipped through our pipelines, distributed through our terminals or held in our storage facilities, we have minimal direct exposure to risks associated with fluctuating commodity prices. In addition, our commercial agreements with Andeavor are indexed for inflation and contain fuel surcharge provisions designed to substantially mitigate our exposure to increases in diesel fuel prices and the cost of other supplies used in our business. As part of the WNRL Merger, we acquired a wholesale fuel business that has exposure to commodity prices while the refined product is being transported but are mitigated by fixed margin contracts. As part of our acquisition of the North Dakota Gathering and Processing Assets, we acquired certain natural gas gathering and processing contracts structured as POP arrangements. Under these POP arrangements, we gather and process the producers’ natural gas and retain and market a portion of the natural gas and NGLs and remit a percentage of the proceeds to the producer. Under these arrangements, we will have exposure to fluctuations in commodity prices; however, this exposure is not expected to be material to our results of operations. Also, our exposure to commodity price risk related to imbalance gains and losses or to diesel fuel or other supply costs is not expected to be material to our results of our operations, financial position, and cash flows and we do not intend to hedge our exposure.

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

Under a keep-whole agreement, normally a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. We have entered into an agreement with Andeavor to transfer the market risk associated with the purchase of natural gas. See Note 3 to our consolidated financial statements in Item 8 for additional information on our keep-whole agreement.

December 31, 2017 | 63

Quantitative and Qualitative Disclosure

Interest Rate Risk

Our use of fixed or variable rate debt directly exposes us to interest rate risk. Fixed rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates or that our current fixed rate debt may be higher than the current market. Variable-rate debt, such as borrowings under our Revolving Credit Facility, exposes us to short-term changes in market rates that impact our interest expense. The carrying and fair values of our debt were approximately $4.2 billion and $4.3 billion at December 31, 2017, respectively, and approximately $4.1 billion and $4.3 billion for both the carrying and fair values at December 31, 2016. The fair value of our debt was estimated primarily using quoted market prices. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. With all other variables constant, a 0.25% change in the interest rate associated with the borrowings outstanding would change annual interest expense by approximately $1 million under our Revolving Credit Facility and would have no impact under the Dropdown Credit Facility at December 31, 2017. Any change in interest rates would affect cash flows, but not the fair value of the debt we incur under our Revolving Credit Facility. We currently do not use interest rate swaps to manage our exposure to interest rate risk; however, we continue to monitor the market and our exposure, and may in the future enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations. There were no borrowings outstanding under the Dropdown Credit Facility and $423 million borrowings outstanding under the Revolving Credit Facility as of December 31, 2017.

64 |

Financial Statements

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Tesoro Logistics GP, LLC and Unitholders of Andeavor Logistics LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Andeavor Logistics LP (the “Partnership“) as of December 31, 2017 and 2016, the related consolidated statements of operations, partners‘ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements“). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Partnership as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Partnership‘s management. Our responsibility is to express an opinion on the Partnership‘s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB“) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Partnership‘s auditor since 2010.

San Antonio, Texas
February 21, 2018

December 31, 2017 | 65

Financial Statements

Andeavor Logistics LP
Consolidated Statements of Operations

		Year Ended December 31,
	Note	2017 (a)	2016 (a)	2015 (a)
		(In millions, except per unit amounts)
Revenues:
Fee-based:
Affiliate	3	$914	$615	$519
Third-party		648	502	494
Product-based:
Affiliate	3	489	100	96
Third-party		1,162	3	3
Total Revenues		3,213	1,220	1,112
Costs and Expenses:
Cost of fuel and other (excluding items shown separately below)		1,244	—	—
NGL expense (excluding items shown separately below)		265	2	—
Operating expenses (excluding depreciation and amortization)		626	442	428
General and administrative expenses		139	95	103
Depreciation and amortization expenses		282	190	187
(Gain) loss on asset disposals and impairments	2	(25)	4	1
Operating Income		682	487	393
Interest and financing costs, net		(322)	(191)	(150)
Equity in earnings of equity method investments	6	10	13	7
Other income, net		3	6	—
Earnings Before Income Taxes		373	315	250
Income tax expense		—	—	1
Net Earnings		$373	$315	$249

(Earnings) loss attributable to Predecessors		$(24)	$24	$43
Net earnings attributable to noncontrolling interest		—	—	(20)
Net earnings attributable to partners		349	339	272
Preferred unit distributions		(3)	—	—
General partner’s interest in net earnings, including incentive distribution rights		(79)	(152)	(73)
Limited partners’ interest in net earnings		$267	$187	$199

Net earnings per limited partner unit:
Common - basic		$2.11	$1.87	$2.33
Common - diluted		$2.11	$1.87	$2.33

Weighted average limited partner units outstanding:
Common units - basic		126.0	98.2	84.7
Common units - diluted		126.1	98.2	84.8

Cash distributions paid per unit		$3.8062	$3.3070	$2.8350

(a)	All periods include the historical results of the Predecessors. See Notes 1 and 2 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

66 |

Financial Statements

Andeavor Logistics LP
Consolidated Balance Sheets

		December 31,
	Note	2017	2016
		(In millions, except unit amounts)
Assets
Current Assets
Cash and cash equivalents		$75	$688
Receivables, net of allowance for doubtful accounts
Trade and other		219	129
Affiliate		184	101
Prepayments and other current assets		27	20
Total Current Assets		505	938
Property, Plant, and Equipment, Net	4	5,413	3,444
Acquired Intangibles, Net	5	1,153	947
Goodwill	5	692	117
Equity Method Investments	6	320	337
Other Noncurrent Assets, Net		86	77
Total Assets		$8,169	$5,860

Liabilities and Equity
Current Liabilities
Accounts payable
Trade and other		$160	$69
Affiliate		199	56
Accrued interest and financing costs		40	42
Other current liabilities	7	75	45
Total Current Liabilities		474	212
Debt, Net of Unamortized Issuance Costs	8	4,127	4,053
Other Noncurrent Liabilities		54	53
Total Liabilities		4,655	4,318
Commitments and Contingencies	10
Equity
Preferred unitholders: 600,000 units issued and outstanding in 2017		589	—
Common unitholders: 217,097,057 units issued and outstanding (102,981,495 in 2016)		2,925	1,608
General partner: 2,202,880 units issued and outstanding (2,100,900 in 2016)		—	(66)
Total Equity	11	3,514	1,542
Total Liabilities and Equity		$8,169	$5,860

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2017 | 67

Financial Statements

Andeavor Logistics LP
Consolidated Statements of Partners’ Equity

	Equity of Predecessors (a)	Partnership			Non-controlling Interest	Total
		Common	Preferred	General Partner
	(In millions)
Balance at December 31, 2014	$168	$1,474	$—	$(19)	$435	$2,058
Sponsor contributions of equity to the Predecessors	116	—	—	—	—	116
Loss attributable to Predecessors	(43)	—	—	—	—	(43)
Net liabilities not assumed by Andeavor Logistics LP	3	—	—	—	—	3
Allocation of net assets acquired by the unitholders	(39)	37	—	2	—	—
Equity offering, net of issuance costs	—	95	—	4	—	99
Quarterly distributions to unitholders and general partner	—	(240)	—	(68)	(22)	(330)
Distributions to unitholders and general partner related to acquisitions	—	(235)	—	(15)	—	(250)
Contributions	—	22	—	10	—	32
Net earnings excluding loss attributable to Predecessors	—	199	—	73	20	292
QEPM Merger	—	351	—	—	(351)	—
Other	—	4	—	—	2	6
Balance at December 31, 2015	$205	$1,707	$—	$(13)	$84	$1,983
Sponsor contributions of equity to the Predecessors	119	—	—	—	—	119
Loss attributable to Predecessors	(24)	—	—	—	—	(24)
Net liabilities not assumed by Andeavor Logistics LP	22	—	—	—	—	22
Allocation of net assets acquired by the unitholders	(322)	310	—	12	—	—
Equity offering under ATM Program, net of issuance costs	—	71	—	—	—	71
Proceeds from issuance of units, net of issuance costs	—	293	—	—	—	293
Effect of deconsolidation of RGS	—	—	—	—	(84)	(84)
Quarterly distributions to unitholders and general partner	—	(324)	—	(137)	—	(461)
Distributions to unitholders and general partner related to acquisitions	—	(679)	—	(86)	—	(765)
Contributions	—	39	—	3	—	42
Net earnings excluding loss attributable to Predecessors	—	187	—	152	—	339
Other	—	4	—	3	—	7
Balance at December 31, 2016	$—	$1,608	$—	$(66)	$—	$1,542
Sponsor contributions of net assets acquired to the Predecessors	1,722	—	—	—	—	1,722
Earnings attributable to the Predecessors	24	—	—	—	—	24
Allocation of net assets acquired by the unitholders	(1,713)	1,713	—	—	—	—
Proceeds from issuance of units, net of issuance costs	—	284	589	6	—	879
Unit-based compensation	—	5	—	—	—	5
Quarterly distributions to unitholders and general partner	(33)	(501)	—	(127)	—	(661)
Distributions to unitholders and general partner related to acquisitions	—	(401)	—	—	—	(401)
Contributions	—	50	—	3	—	53
Net earnings excluding income attributable to Predecessors	—	229	—	120	—	349
General partner restructuring	—	(60)	—	60	—	—
Other	—	(2)	—	4	—	2
Balance at December 31, 2017	$—	$2,925	$589	$—	$—	$3,514

(a)	Adjusted to include the historical results of the Predecessors. See Notes 1 and 2 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

68 |

Financial Statements

Andeavor Logistics LP
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017 (a)	2016 (a)	2015 (a)
	(In millions)
Cash Flows From (Used In) Operating Activities:
Net earnings	$373	$315	$249
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expenses	282	190	187
Amortization of debt issuance costs	10	9	8
Debt redemption charges	77	—	—
(Gain) loss on asset disposals and impairments	(25)	4	1
Unit-based compensation expense	9	6	6
Distributions received in excess of equity in earnings of equity method investments	17	16	3
Other non-cash operating activities	(5)	2	1
Changes in receivables	(59)	(9)	(21)
Changes in other current assets	—	(5)	(9)
Changes in current liabilities	72	(22)	(6)
Changes in other noncurrent assets and liabilities	(42)	(8)	17
Net cash from operating activities	709	498	436
Cash Flows From (Used In) Investing Activities:
Capital expenditures	(208)	(260)	(383)
Acquisitions, net of cash acquired	(652)	(30)	(6)
Proceeds from sale of assets	47	—	—
Deposits for acquisitions	—	(33)	—
Increase in restricted cash	(14)	—	—
Use of restricted cash	14	—	—
Other investing activities	—	5	—
Net cash used in investing activities	(813)	(318)	(389)
Cash Flows From (Used In) Financing Activities:
Proceeds from debt offering	1,750	1,451	250
Proceeds from issuance of common units, net of issuance costs	284	364	95
Proceeds from issuance of preferred units, net of issuance costs	589	—	—
Proceeds from issuance of general partner units, net of issuance costs	6	—	4
Quarterly distributions to common unitholders	(530)	(324)	(240)
Quarterly distributions to general partner	(131)	(137)	(68)
Distributions to noncontrolling interest	—	—	(22)
Distributions in connection with acquisitions from Andeavor	(406)	(760)	(250)
Borrowings under revolving credit agreements	1,225	1,451	476
Repayments under revolving credit agreements	(1,152)	(1,426)	(431)
Repayments of long-term debt including capital leases	(2,070)	(251)	—
Premiums paid on debt redemption	(85)	—	—
Sponsor contributions of equity to the Predecessors	—	119	116
Financing costs	—	(7)	—
Payments of debt issuance costs	(22)	(21)	(2)
Contribution from general partner	—	4	—
Capital contributions by affiliate	34	29	22
Other financing activities	(1)	—	—
Net cash from (used in) financing activities	(509)	492	(50)
Increase (Decrease) in Cash and Cash Equivalents	(613)	672	(3)
Cash and Cash Equivalents, Beginning of Year	688	16	19
Cash and Cash Equivalents, End of Year	$75	$688	$16

(a)	All periods include the historical results of the Predecessors. See Notes 1 and 2 for further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2017 | 69

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description and Nature of Business

Andeavor Logistics LP (“Andeavor Logistics” or the “Partnership”) is a growth-oriented Delaware limited partnership formed in December 2010 by Andeavor and its wholly-owned subsidiary, Tesoro Logistics GP, LLC (“TLGP”), our general partner in December 2010 to own, operate, develop and acquire logistics and related assets and businesses. Unless the context otherwise requires, references in this report to “we,” “us,” “our,” or “ours” refer to Andeavor Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless the context otherwise requires, references in this report to “Andeavor” or our “Sponsor” refer collectively to Andeavor and any of its subsidiaries, other than Andeavor Logistics, its subsidiaries and its general partner.

Our logistics assets are integral to the success of Andeavor’s refining and marketing operations and are used to gather crude oil and to distribute, transport and store crude oil and refined products. We are a full service logistics company operating primarily in the western and mid-continent regions of the United States. We own and operate a network of crude oil, refined products and natural gas pipelines as well as operate crude oil and refined products truck and marine terminals and provide crude oil and refined product storage capacity. In addition, we own and operate bulk petroleum distribution facilities and natural gas processing and fractionation complexes. Our assets are categorized into the following segments: Terminalling and Transportation, Gathering and Processing, and Wholesale. See Note 13 for additional information regarding our segments.

We generate revenues by charging fees for terminalling, transporting and storing crude oil and refined products, gathering crude oil and produced water, gathering and processing natural gas and selling fuel through wholesale commercial contracts. We are generally not directly exposed to commodity price risk with respect to any of the crude oil, natural gas, NGLs or refined products that we handle, as part of our normal operations. However, we may be subject to nominal commodity risk exposure due to pipeline loss allowance provisions in many of our pipeline gathering and transportation contracts and a nominal amount of condensate retained as part of our natural gas gathering services. For the NGLs that we handle under keep-whole agreements, the Partnership has a fee-based processing agreement with Andeavor which minimizes the impact of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. We do not engage in the trading of crude oil, natural gas, NGLs or refined products; therefore we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long-term through their effects on our customers’ operations. As part of the WNRL Merger, we acquired a wholesale fuel business that has exposure to commodity prices while the refined product is being transported but are mitigated by fixed margin contracts. In the years ended December 31, 2017, 2016 and 2015, 44%, 59% and 55% of our revenue was derived from Andeavor under various long-term, fee-based commercial agreements, the majority of which include minimum volume commitments, and from wholesale fuel sales to Andeavor. QEP Resources accounted for 13% and 16% of our total revenues in the years ended December 31, 2016 and 2015, respectively. No single customer, other than Andeavor, accounted for more than 10% of our total revenues for the year ended December 31, 2017.

Our Terminalling and Transportation segment consists of the Northwest Products Pipeline, which includes a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a jet fuel pipeline to the Salt Lake City International Airport; a regulated common carrier refined products pipeline system connecting Andeavor’s Kenai refinery to our terminals in Anchorage, Alaska; tankage and related equipment at Andeavor’s Kenai refinery; and crude oil and refined products terminals and storage facilities in the western, southwest and midwestern U.S.; storage facilities located at Andeavor’s El Paso, Gallup and St. Paul Park refineries; marine terminals in California and in Washington; asphalt terminalling and processing services at our asphalt plant and terminal in El Paso, as well as at three stand-alone asphalt terminals in Albuquerque and Phoenix and Tucson, Arizona; a rail-car unloading facility in Washington; a manifest rail facility in Washington; an asphalt trucking operation, a petroleum coke handling and storage facility in Los Angeles; and other pipelines which transport products and crude oil from Andeavor’s refineries to nearby facilities in Salt Lake City and Los Angeles.

Our Gathering and Processing segment includes crude oil and natural gas pipeline gathering systems in the Bakken Shale/Williston Basin area of North Dakota and Montana (the “Bakken Region”) and the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming (the “Rockies Region”), the Delaware Basin in the Permian Basin area of West Texas and Southern New Mexico, the Four Corners area of Northwestern New Mexico, and consists of crude trucking operations and gas processing and fractionation complexes.

Our Wholesale segment consists of bulk petroleum distribution facilities and a fleet of refined product delivery trucks.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Andeavor Logistics and its subsidiaries. All intercompany accounts and transactions have been eliminated. We have evaluated subsequent events through the filing of this Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our

70 |

Notes to Consolidated Financial Statements

financial statements. We have not reported comprehensive income due to the absence of items of other comprehensive income in the years presented.

In 2017, 2016 and 2015, we entered into various transactions with Andeavor and our general partner, TLGP, pursuant to which Andeavor Logistics acquired from Andeavor the following:

•
crude oil, feedstock and refined products storage, the Anacortes marine terminal, a manifest rail facility and crude oil and refined products pipelines located in Anacortes, Washington on November 8, 2017;

•
logistic assets owned by Western Refining Logistics, LP (“WNRL”), which consisted of pipelines, gathering, terminalling, storage, transportation and wholesale fuel distribution assets effective October 30, 2017;

•
tankage, refined product storage, marine terminal terminalling and storage assets, pipelines, causeway and ancillary equipment located in Martinez, California (the “Northern California Terminalling and Storage Assets”) effective November 21, 2016;

•
all of the limited liability company interests in Tesoro Alaska Terminals, LLC, tankage, bulk tank farm, a truck rack and rail-loading facility, terminalling and other storage assets located in Kenai, Anchorage and Fairbanks, Alaska (the “Alaska Storage and Terminalling Assets”) completed in two stages on July 1, 2016 and September 16, 2016; and

•
a crude oil and refined products storage tank facility located at Andeavor’s Los Angeles refinery and a 50% fee interest in a pipeline that transports jet fuel from Andeavor’s Los Angeles refinery to the Los Angeles International Airport (the “LA Storage and Handling Assets”) effective November 12, 2015.

These transactions are collectively referred to as “Acquisitions from Andeavor” and the related assets, liabilities and results of the operations are collectively referred to as the “Predecessors.”

The Acquisitions from Andeavor were transfers between entities under common control. As an entity under common control with Andeavor, we record the assets that we acquire from Andeavor on our consolidated balance sheet at Andeavor’s historical basis instead of fair value. Transfers of businesses between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior periods are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of Andeavor Logistics have been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Andeavor prior to the effective date of each acquisition. The acquisition of logistics assets located in Anacortes, Washington in 2017 was immaterial to our consolidated financial statements. While this acquisition is a common control transaction, prior periods have not been recast as these assets do not constitute a business in accordance with ASU 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”). See Note 2 for additional information regarding the 2017, 2016 and 2015 acquisitions.

The accompanying financial statements and related notes present the combined financial position, results of operations, cash flows and equity of our Predecessors at historical cost. The financial statements of our Predecessors have been prepared from the separate records maintained by Andeavor and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. Other than WNRL, our Predecessors did not record revenue for transactions with Andeavor. Accordingly, the revenues in our Predecessors’ historical combined financial statements relate only to amounts received from third parties for these services.

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

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and low-risk short-term investments with original maturities of three months or less at the time of purchase. Cash equivalents are stated at cost, which approximates market value. We place our cash deposits and temporary cash investments with high credit quality financial institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. We had no cash and cash equivalents held in money market funds.

Receivables

A portion of the Partnership’s accounts receivable is due from Andeavor. Credit for non-affiliated customers is extended based on an evaluation of each customer’s financial condition and in certain circumstances, collateral, such as letters of credit or guarantees, is required. Our allowance for doubtful accounts is based on various factors including current sales amounts, historical charge-offs and specific accounts identified as high risk. After reasonable efforts to collect the amounts have been

December 31, 2017 | 71

Notes to Consolidated Financial Statements

exhausted, balances are deemed uncollectible and are charged against the allowance for doubtful accounts. Write-offs were immaterial in 2017, 2016 and 2015. The Company does not have any off-balance-sheet credit exposure related to its customers.

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. We capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect construction costs include general engineering and other allocated employee costs. Costs, including complete asset replacements and enhancements or upgrades that increase the original efficiency, productivity or capacity of property, plant and equipment, are also capitalized. The costs of repairs, minor replacements and maintenance projects that do not increase the original efficiency, productivity or capacity of property, plant and equipment are expensed as incurred. We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $5 million during both 2017 and 2016 and $9 million during 2015, and is recorded as a reduction to net interest and financing costs in our consolidated statements of operations.

We compute depreciation of property, plant and equipment using the straight-line method, based on the estimated useful life and salvage value of each asset. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as maintenance levels, economic conditions impacting the demand for these assets and regulatory or environmental requirements could cause us to change our estimates, thus impacting the future calculation of depreciation. We depreciate leasehold improvements and property acquired under capital leases over the lesser of the lease term or the economic life of the asset. Depreciation expense totaled $231 million, $159 million and $158 million for 2017, 2016 and 2015, respectively.

When items of property, plant and equipment are sold or otherwise disposed of, any gains or losses are reported in net income. Gains on the disposal of property, plant and equipment are recognized when earned, which is generally at the time of closing. If a loss on disposal is expected, such losses are recognized when the assets are classified as held for sale.

Asset Retirement Obligations
We record AROs at fair value in the period in which we have a legal obligation to incur costs, whether by government action or contractual arrangement, to retire a tangible asset and can make a reasonable estimate of the fair value of the liability. AROs are calculated based on the present value of the estimated removal and other closure costs using our credit-adjusted risk-free rate given an estimated settlement date for the obligation. We estimate settlement dates by considering our past practice, industry practice, management’s intent and estimated economic lives. We cannot currently estimate the fair value for certain potential AROs primarily because we cannot estimate settlement dates (or range of dates) associated with these assets. These AROs include, but are not limited to, the removal or dismantlement of terminal facilities, pipelines and other buildings. AROs included in our consolidated balance sheets were $11 million and $9 million at December 31, 2017 and 2016, respectively.

Acquired Intangibles and Goodwill

Acquired intangibles are recorded at fair value as of the date acquired and consist of customer relationships obtained in connection with the acquisitions of WNRL, the North Dakota Gathering and Processing Assets as defined below and QEP Field Services, LLC, (the “Rockies Natural Gas Business Acquisition”). The value for the identified customer relationships consists of cash flow expected from existing contracts and future arrangements from the existing customer base. We amortize acquired intangibles with finite lives on a straight-line basis over an estimated weighted average useful life of 22 years and we include the amortization in depreciation and amortization expenses on our consolidated statements of operations.

Goodwill represents the amount the purchase price exceeds the fair value of net assets acquired in a business combination. We do not amortize goodwill or indefinite-lived intangible assets. The goodwill recorded for the acquisition of WNRL represents goodwill recognized by Andeavor. Goodwill represents future organic growth opportunities, anticipated synergies and intangible assets that did not qualify for separate recognition. We are required, however, to review goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in business circumstances indicate that the asset might be impaired. In such circumstances, we record the impairment in loss on asset disposals and impairments in our consolidated statements of operations. We review the recorded value of goodwill for impairment on November 1st of each year, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value using qualitative and/or quantitative assessments at the reporting level. There were no impairments of goodwill during the years ended December 31, 2017, 2016 and 2015.

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

72 |

Notes to Consolidated Financial Statements

operating or cash flow losses associated with the use of the asset and a significant change in the asset’s physical condition or use.

Equity Method Investments and Joint Ventures

For equity investments that are not required to be consolidated under the variable interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. We use equity method of accounting when we are able to have significant influence over an entity’s operations. Our judgment regarding the level of control over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Amounts recognized for equity method investments are included in other noncurrent assets in our consolidated balance sheets and adjusted for our share of the net earnings or losses of the investee, which are presented separately in our statements of consolidated operations, capital contributions made and cash dividends received. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. An impairment loss is recorded in earnings in the current period to write down the carrying value of the investment to fair value if a decline in the value of an equity method investment is determined to be other than temporary. There were no impairments of our equity method investments during the years ended December 31, 2017, 2016 and 2015.

Financial Instruments

Financial instruments including cash and cash equivalents, receivables, accounts payable and accrued liabilities are recorded at their carrying value. We believe the carrying value of these financial instruments approximates fair value. Our fair value assessment incorporates a variety of considerations, including:

•	the short term duration of the instruments (approximately 1% of our third-party receivables and approximately 8% of trade payables have been outstanding for greater than 90 days); and

•	the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of our debt were approximately $4.2 billion and $4.3 billion at December 31, 2017, respectively, and were approximately $4.1 billion and $4.3 billion at December 31, 2016, respectively. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

Income Taxes

We are a limited partnership, with the exception of three of our subsidiaries, and are not subject to federal or state income taxes. Our taxable income or loss is included in the federal and state income tax returns of our partners. Taxable income may vary substantially from income or loss reported for financial reporting purposes due to differences in the tax bases and financial reporting bases of assets and liabilities, and due to certain taxable income allocation requirements of the partnership agreement. We are unable to readily determine the net difference in the bases of our assets and liabilities for financial and tax reporting purposes because individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units.

Contingencies

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

We capitalize environmental expenditures that extend the life or increase the capacity of facilities as well as expenditures that prevent environmental contamination. We expense costs that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. Cost estimates are based on the expected timing and the extent of remedial actions required by governing agencies, experience gained from similar sites for which environmental assessments or remediation have been completed, and the amount of our anticipated liability considering the proportional liability and financial abilities of other responsible parties. Certain of our environmental liabilities, specific to long-term monitoring costs we believe are fixed and determinable, are recorded on a discounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than another, the lower end of the range is used. Possible recoveries of some of these costs from other parties are not recognized in the financial statements until they become probable. Legal costs associated with environmental remediation are included as part of the estimated liability. The majority of our environmental liabilities are recorded on an undiscounted basis.

December 31, 2017 | 73

Notes to Consolidated Financial Statements

Legal Matters
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

Acquisitions

We use the acquisition method of accounting for the recognition of assets acquired and liabilities assumed with acquisitions at their estimated fair values as of the date of acquisition, with the exception of the Acquisitions from Andeavor. As an entity under common control with Andeavor, we record the assets that we acquire from Andeavor on our consolidated balance sheet at Andeavor’s historical basis instead of fair value. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired from third parties is recorded as goodwill. While we use our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for the acquisitions will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Our acquisitions are discussed further in Note 2.

Revenue Recognition

The Partnership generates revenue by charging fees for gathering crude oil and natural gas, for terminalling, transporting and storing crude oil and refined products, for processing natural gas and natural gas liquids and for selling fuel through wholesale commercial contracts. Revenues are recognized as crude oil, natural gas and refined products are transported through, delivered by, or stored in our pipelines, terminals and storage facility assets and transported by our trucking operations. Processing revenues are generated under long-term contracts with fee-based or keep-whole agreements. Under our fee-based agreements, the amount of fee-based revenue we generate is based on the volumes of natural gas that we process at our processing complexes.

Other than the revenue associated with WNRL, the only historic revenues reflected in the financial statements of our Predecessors are amounts received from third-party use of our pipelines and terminals. Andeavor was not charged fees for services rendered with respect to any terminalling, storage or pipeline transportation services, except as described above, prior to the Acquisitions from Andeavor, as the respective assets were operated as a component of Andeavor’s petroleum refining and marketing businesses.

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

Reimbursements

Pursuant to the Fourth Amended and Restated Omnibus Agreement (“Amended Omnibus Agreement”) and Carson Assets Indemnity Agreement, Andeavor reimburses the Partnership for pressure testing, required repairs and maintenance identified as a result of the first inspection of certain pipeline and tank assets subsequent to the Acquisitions from Andeavor, as well as maintenance projects identified in the Amended Omnibus Agreement for which the costs were not known at the date of the Acquisitions from Andeavor. These amounts are recorded as a reduction to operating expense during the period the costs are incurred. These amounts were $16 million, $17 million and $34 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In addition, Andeavor reimburses the Partnership for capital projects identified in the Amended Omnibus Agreement. These amounts are recorded as a capital contribution by affiliate and were $34 million, $29 million and $22 million for the years ended December 31, 2017, 2016 and 2015, respectively.

74 |

Notes to Consolidated Financial Statements

Imbalances

We experience volume gains and losses, which we sometimes refer to as imbalances, within our pipelines, terminals and storage facilities due to pressure and temperature changes, evaporation and variances in meter readings and in other measurement methods. On our crude oil gathering and transportation system in North Dakota and Montana (the “High Plains System”), we retain 0.20% of the crude oil shipped on our owned and operated common carrier pipelines in North Dakota and Montana and we bear any crude oil volume losses in excess of that amount. Under the Second Amended and Restated Master Terminalling Service Agreement with Andeavor, we retain 0.25% of the refined products we handle at certain of our terminals for Andeavor, and bear any refined product volume losses in excess of that amount. The value of any crude oil or refined product imbalance settlements resulting from these tariffs or contractual provisions is determined by using the monthly average market prices for the applicable commodity, less a specified discount. The Partnership measures volume losses annually for the terminals and pipelines in the Northwest Products System. We retain 0.125% of the distillates and 0.25% of the other refined products we handle at our terminals on the Northwest Products System and we bear any refined product volume losses in excess of those amounts. The value of any refined product losses is determined by using the annual average market price for the applicable commodity. Any settlements under tariffs or contractual provisions where we bear any crude oil or refined product volume losses in excess of amounts specified reduce our operating expenses in the period in which they are realized, to the extent they are within the loss allowance, and increase our operating expenses in such period to the extent they exceed the loss allowance.

There are pipeline loss allowance provisions associated with the pipeline agreements acquired in the WNRL Merger. There is a 0.20% pipeline loss allowance for the crude oil shipped on these pipeline systems. Each month we invoice Andeavor for 0.20% of the volume delivered to us by Andeavor for the month as a volume loss at a price equal to that month's calendar day average for WTI crude oil, as quoted on the New York Mercantile Exchange, less $8.00 per barrel. Following the end of the month, we calculate the actual volume loss and provide a credit to Andeavor for the amount of actual volume loss at a price equal to the month's calendar day average for WTI crude oil, as quoted on the New York Mercantile Exchange, less $8.00 per barrel.

For all of our other terminals, and under our other commercial agreements with Andeavor, we have no obligation to measure volume losses and have no liability for physical losses.

The consolidated balance sheets also include offsetting natural gas imbalance receivables or payables resulting from differences in gas volumes received by customers and gas volumes delivered to interstate pipelines. Natural gas volumes owed to or by the Partnership that are subject to tariffs are valued at market index prices, as of the balance sheet dates, and are subject to cash settlement procedures. Other natural gas volumes owed to or by the Partnership are valued at our weighted average cost of natural gas as of the balance sheet dates and are settled in-kind.

Cost Classification

Cost of fuel and other includes the purchase cost of refined products sold within our Wholesale segment, the cost of inbound transportation and distribution costs incurred to transport product to our customers, and NGL expense. NGL expense results from the gross presentation required for our percent of proceeds arrangements associated with the acquired crude oil, natural gas and produced water gathering systems and two natural gas processing facilities from Whiting Oil and Gas Corporation, GBK Investments, LLC and WBI Energy Midstream, LLC (the “North Dakota Gathering and Processing Assets”).

Operating expenses are comprised of direct operating costs including costs incurred for direct labor, repairs and maintenance, outside services, chemicals and catalysts, utility costs, including the purchase of electricity and natural gas used by our facilities, property taxes, environmental compliance costs related to current period operations, rent expense and other direct operating expenses incurred in the provision of services.

Depreciation and amortization expenses consist of the depreciation and amortization of property, plant and equipment, deferred charges and intangible assets related to our operating segments along with our corporate operations. General and administrative expenses represent costs that are not directly or indirectly related to or otherwise are not allocated to our operations. Cost of fuel and other, direct operating expenses, and depreciation and amortization expenses recognized by our Terminalling and Transportation, Gathering and Processing, and Wholesale segments (refer to amounts disclosed in Note 13) constitute costs of revenue as defined by U.S. GAAP.

Unit-Based Compensation

Our general partner provides unit-based compensation to officers and non-employee directors for the Partnership, which includes service and performance phantom unit awards. The fair value of our service phantom unit awards on the date of grant is equal to the market price of our common units. We estimate the grant date fair value of performance phantom unit awards using a Monte Carlo simulation at the inception of the award. We amortize the fair value over the vesting period using the straight-line method. The phantom unit awards are settled in Andeavor Logistics common units. Expenses related to unit-based compensation are included in general and administrative expenses in our consolidated statements of operations. Total unit-based compensation expense totaled $9 million for the year ended December 31, 2017 and $6 million for both the years ended December 31, 2016 and 2015. During 2017, the long-term incentive plan was amended and restated to make available an

December 31, 2017 | 75

Notes to Consolidated Financial Statements

additional 66,456 common units for unit-based awards and to make certain other administrative changes to the plan document. The Partnership had 1,078,798 units available for future grants under the long-term incentive plan at December 31, 2017.

Net Earnings per Limited Partner Unit

Effective October 30, 2017, we closed our merger with WNRL (the “WNRL Merger”). Prior to the WNRL Merger, we used the two-class method when calculating the net earnings per unit applicable to limited partners, because we had more than one participating security consisting of limited partner common units, general partner units and IDRs. Net earnings earned by the Partnership were allocated between the limited and general partners in accordance with our partnership agreement. However, as a result of the IDR/GP Transaction in October 2017 as defined in Note 2, our general partner and its IDRs no longer participate in earnings or distributions. See Note 2 for additional information regarding the WNRL Merger.

We base our calculation of net earnings per limited partner common unit on the weighted average number of common limited partner units outstanding during the period. Diluted net earnings per unit includes the effects of potentially dilutive units on our common units, which consist of unvested service and performance phantom units.

New Accounting Standards and Disclosures

Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and has since amended the standard with ASU 2015-14, “Revenue From Contracts with Customers: Deferral of the Effective Date,” ASU 2016-08, ”Revenue From Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-12, “Revenue From Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (collectively, “ASC 606”). ASC 606 replaces existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, ASC 606 requires expanded disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted ASC 606 on January 1, 2018 using the modified retrospective transition method.

In 2016, we initiated a project to guide the implementation of the new standard by performing accounting assessments of our contracts with customers and assessing related changes to our systems, business processes, and internal controls. We have completed our adoption efforts for revenue recognition under ASC 606 for the period beginning January 1, 2018 and have implemented changes to our business processes and internal controls for impacted areas.

Under the modified retrospective transition method, a cumulative effect adjustment of $15 million was recorded as a reduction to the opening balance of Partners’ equity on January 1, 2018, which relates to the timing of recognition on contracts for which our customers provide minimum throughput volume commitments that remain subject to claw-back provisions. Additionally, we will be making changes to our presentation of revenues and cost of materials and other for gross presentation of non-cash consideration and certain contractual arrangements with producers. We do not expect the adoption of ASC 606 to have a material impact to the timing or amount of revenue we recognize in future periods.

Leases
In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which amends existing accounting standards for lease accounting and adds additional disclosures about leasing arrangements. Under the new guidance, lessees are required to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either a finance lease or operating lease with the classification affecting the pattern of expense recognition in the income statement and presentation of cash flows in the statement of cash flows. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and modified retrospective application is required, however, we do not intend to early adopt the standard. While it is early in our assessment of the impacts from this standard, we expect the recognition of right-of-use assets and lease liabilities not currently reflected in our balance sheet could have a material impact on total assets and liabilities. Additionally, we expect the presentation changes required for amounts currently reflected in our consolidated statements of operations to impact certain financial statement line items. We cannot estimate the impact on our business processes, accounting systems, controls and financial statement disclosures due to the implementation of this standard given the preliminary stage of our assessment.

Credit Losses
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

76 |

Notes to Consolidated Financial Statements

Definition of a Business
In January 2017, the FASB issued ASU 2017-01, which revises the definition of a business and assists in the evaluation of when a set of transferred assets and activities is a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017, and should be applied prospectively on or after the effective date. As permitted under ASU 2017-01, we have elected to early adopt this standard as of September 30, 2017. We do not expect the adoption of this standard to have a material impact on our financial statements. However, our acquisition of logistics assets located in Anacortes, Washington (the “Anacortes Logistics Assets”) on November 8, 2017 was, and more of our future acquisitions may be, accounted for as acquisitions of assets in accordance with this ASU.

Goodwill
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates the second step from the goodwill impairment test that required goodwill impairments to be measured as the amount that a reporting unit’s carrying amount of goodwill exceeded its implied fair value of goodwill. Instead, an entity can perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount with any impairment being limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied on a prospective basis. As permitted under ASU 2017-04, we have elected to early adopt this standard for our 2017 goodwill impairment tests that were performed as of November 1, 2017. The adoption of this standard did not have a material impact on our financial statements.

Pension and Postretirement Costs
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires the current service-cost component of net benefit costs to be presented similarly with other current compensation costs for related employees on the statement of consolidated operations and stipulates that only the service cost component of net benefit cost is eligible for capitalization. Additionally, the Partnership will present other components of net benefit costs elsewhere on the consolidated statements of operations since these costs are allocated to the Partnership’s financial statements by Andeavor. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. The amendments to the presentation of the consolidated statements of operations in this update should be applied retrospectively while the change in capitalized benefit cost is to be applied prospectively. We have evaluated the impact of this standard on our financial statements and determined there will be no impact to net earnings, but it is expected to have an immaterial impact on other line items such as operating income. The adoption of this standard did not have a material impact on our financial statements.

Note 2 - Acquisitions and Divestitures

Acquisitions

Wamsutter Pipeline System
On February 15, 2018, we announced an agreement to acquire the Wamsutter pipeline system from Plains All American, L.P. consisting of 575 miles of crude oil transportation pipelines that connect into Salt Lake City refineries. The closing of the acquisition is subject to customary closing conditions, including regulatory approval, and is not material to our consolidated financial statements.

Anacortes Logistics Assets
On November 8, 2017, we acquired the Anacortes Logistics Assets from a subsidiary of Andeavor for total consideration of $445 million. The Anacortes Logistics Assets include crude oil, feedstock and refined products storage at Andeavor’s Anacortes Refinery, the Anacortes marine terminal with feedstock and refined product throughput, a manifest rail facility and crude oil and refined products pipelines. We paid $445 million, including $400 million of cash financed with borrowings on our revolving credit facilities and $45 million in common units issued to Andeavor.

WNRL Merger
Effective October 30, 2017, we closed the WNRL Merger at a purchase price of approximately $1.7 billion. The WNRL assets include logistic assets consisting of pipeline and gathering, terminalling, storage and transportation assets and provides services to Andeavor’s refining segment. The majority of WNRL's logistics assets are integral to the operations of Andeavor’s El Paso, Gallup and St. Paul Park refineries. It also includes a wholesale business that operates primarily in the Southwest United States and includes the operations of several bulk petroleum distribution plants and a fleet of crude oil, asphalt and refined product delivery trucks. It distributes commercial wholesale petroleum products primarily in Arizona, Colorado, Nevada, New Mexico and Texas.

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

December 31, 2017 | 77

Notes to Consolidated Financial Statements

The closing of the WNRL Merger was conditioned upon, among other things, the adoption and effectiveness of the Second Amended and Restated Agreement of Limited Partnership of Andeavor Logistics LP, pursuant to which, simultaneously with the closing of the WNRL Merger: (i) the IDRs held by TLGP were canceled (the “IDR Exchange”), (ii) the general partner interests in Andeavor Logistics held by TLGP were converted into a non-economic general partner interest in Andeavor Logistics (together with the IDR Exchange, the “IDR/GP Transaction”), and (iii) Andeavor and its affiliates, including TLGP, agreed to increase and extend existing waivers on distributions to Andeavor and its affiliates by $60 million to an aggregate of $160 million between 2017 and 2019. As consideration for the IDR/GP Transaction, TLGP was issued 78,000,000 common units in Andeavor Logistics simultaneously with the closing of the WNRL Merger.

Andeavor Logistics accounted for the WNRL Merger as a common control transaction and, accordingly, inherited Andeavor’s basis in WNRL’s net assets. Andeavor accounted for the acquisition of WNRL using the acquisition method of accounting, which requires, among other things, that assets acquired at their fair values and liabilities assumed be recognized on the balance sheet as of the acquisition date, or June 1, 2017, the date Andeavor acquired a controlling interest in WNRL. The purchase price allocation using Andeavor’s valuation of WNRL is preliminary and has been allocated based on estimated fair values of the assets acquired and liabilities assumed at June 1, 2017, pending the completion of an independent valuation and other information as it becomes available to us. We expect that, as we obtain more information, the preliminary purchase price allocation disclosed below may change. The purchase price allocation adjustments can be made through the end of Andeavor’s measurement period, which is not to exceed one year from the acquisition date.

Preliminary Acquisition Date Purchase Price Allocation (in millions)

Cash	$22
Receivables	112
Inventories	11
Prepayments and Other Current Assets	25
Property, Plant and Equipment (a)	1,350
Goodwill	565
Acquired Intangibles	130
Other Noncurrent Assets	2
Accounts Payable	(167)
Accrued Liabilities	(41)
Debt	(347)
Total purchase price	$1,662

(a)	Estimated useful lives ranging from 3 to 22 years have been assumed based on the preliminary valuation.

Goodwill
We evaluated several factors that contributed to the amount of goodwill presented above. These factors include the acquisition of a logistics business located in areas with access to cost-advantaged feedstocks with an assembled workforce that cannot be duplicated at the same costs by a new entrant. Further, the WNRL Merger provides a platform for future growth through operating efficiencies Andeavor Logistics expects to gain from the application of best practices across the combined company and an ability to realize synergies from the geographic diversification of Andeavor Logistics’ business and rationalization of general and administrative costs. We have preliminarily allocated $264 million, $212 million and $89 million of goodwill to the Gathering and Processing, Terminalling and Transportation, and Wholesale segments, respectively.

Property, Plant and Equipment
The fair value of property, plant and equipment is $1.4 billion. This preliminary fair value is based on a valuation using a combination of the income, cost and market approaches. We have not yet finalized our valuation estimate. The useful lives are based on similar assets of Andeavor Logistics.

Acquired Intangible Assets
We estimated the fair value of the acquired identifiable intangible assets at $130 million. This fair value is based on a preliminary valuation completed for the business enterprise, along with the related tangible assets, using a combination of the income method, cost method and comparable market transactions. We recognized intangible assets associated with customer relationships of $130 million with third parties, all of which will be amortized on a straight-line basis over an estimated weighted average useful life of 15 years. The gross carrying value of our finite life intangibles acquired from the WNRL Merger was $130 million and the accumulated amortization was $5 million as of December 31, 2017. Amortization expense is expected to be approximately $9 million per year for the next fifteen years. We have not yet finalized our valuation estimate and related evaluation of the useful lives; accordingly, future amortization of intangible assets related to customer relationships may be revised.

78 |

Notes to Consolidated Financial Statements

Acquisition Costs
We recognized acquisition costs related to the WNRL Merger of $17 million in general and administrative expenses for the year ended December 31, 2017. We also recognized $3 million of severance costs.

WNRL Revenues and Net Earnings
For the period from June 1, 2017 through December 31, 2017, we recognized $1.5 billion in revenues and $40 million of net earnings related to the business acquired. The net earnings for this period include related acquisition and severance costs.

Pro Forma Financial Information
The following unaudited pro forma information combines the historical operations of Andeavor Logistics and WNRL, giving effect to the merger and related transactions as if they had been consummated on January 1, 2016.

Pro Forma Consolidated Revenues and Consolidated Net Earnings (in millions) (unaudited)

	Year Ended December 31,
	2017	2016
Revenues	$4,250	$3,440
Net earnings (a)	423	334

(a)
While many recurring adjustments impact the pro forma figures presented, the increase in pro forma net earnings compared to our net earnings presented on the consolidated statements of operations for the year ended December 31, 2017 includes a significant non-recurring adjustment removing acquisition and integration costs from 2017 and reflects these costs in the first quarter of 2016, the period the acquisition was assumed to be completed for pro forma purposes.

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

We accounted for the North Dakota Gathering and Processing Assets acquisition using the acquisition method of accounting, which requires, among other things, that identifiable assets acquired and liabilities assumed be recognized and measured as of the acquisition date at fair value. Our allocation of the North Dakota Gathering and Processing Assets purchase price was final as of December 31, 2017.

Acquisition Date Purchase Price Allocation (in millions)

Inventory	$2
Property, Plant and Equipment	571
Intangibles (a)	122
Goodwill (b)	10
Total purchase price	$705

(a)	The intangibles consist of customer contracts with a weighted average amortization period of 10.6 years. Amortization of intangible assets for the year ended December 31, 2017 was $12 million.

(b)
We evaluated several factors that contributed to the amount of goodwill presented above. These factors include the geographic proximity of the acquired assets to existing assets owned by the Partnership along with the improved overall basin logistics efficiencies we can leverage.

For the year ended December 31, 2017, we recognized $438 million in revenues and $58 million of net earnings related to the assets acquired. If the North Dakota Gathering and Processing Assets acquisition had been completed on January 1, 2016, our unaudited pro forma consolidated revenues and consolidated net earnings would have been $1.5 billion and $367 million, respectively, for the year ended December 31, 2016.

Northern California Terminalling and Storage Assets
Effective November 21, 2016, the Partnership acquired certain terminalling and storage assets located in Martinez, California from subsidiaries of Andeavor for total consideration of $400 million, comprised of $360 million in cash financed with borrowings

December 31, 2017 | 79

Notes to Consolidated Financial Statements

under our Dropdown Credit Facility, and the issuance of equity securities of the Partnership with a fair value of approximately $40 million. The Northern California Terminalling and Storage Assets include crude oil, feedstock, and refined product storage capacity at Andeavor’s Martinez Refinery along with the Avon marine terminal capable of handling feedstock and refined product throughput. The equity consideration was comprised of 860,933 units in the form of common units and 17,570 units in the form of general partner units.

Alaska Storage and Terminalling Assets
Effective July 1, 2016, the Partnership entered into an agreement to purchase certain terminalling and storage assets owned by Andeavor for total consideration of $444 million and was completed in two phases. On July 1, 2016, the Partnership completed the acquisition of the first phase consisting of tankage, related equipment and ancillary facilities used for the operations at Andeavor’s Kenai Refinery. The second phase was completed on September 16, 2016 and consisted of refined product terminals in Anchorage and Fairbanks. Consideration paid for the first phase was $266 million, comprised of approximately $240 million in cash, financed with borrowings under the Dropdown Credit Facility, and the issuance of 162,375 general partner units and 390,282 common units to Andeavor with a combined fair value of $26 million. Consideration paid for the second phase was $178 million, comprised of approximately $160 million in cash, financed with borrowings under the Dropdown Credit Facility, and the issuance of 20,440 general partner units and 358,712 common units to Andeavor with a combined fair value of $18 million.

LA Storage and Handling Assets
On November 12, 2015, the Partnership purchased crude oil and refined product storage and pipeline assets in Los Angeles, California owned by subsidiaries of Andeavor, for a total consideration of $500 million. The Partnership acquired crude oil, feedstock, and refined product storage tank facility and a 50% fee interest in a 16-mile pipeline that transports jet fuel from Andeavor’s Los Angeles refinery to the Los Angeles International Airport. The acquisition price of $500 million included cash of approximately $250 million, funded in part from the unsecured term loan facility, and the issuance of common and general partner units to Andeavor, valued at approximately $250 million.

In connection with all of the acquisitions above, Andeavor and Andeavor Logistics entered into long-term, fee-based storage and throughput and use agreements. See Note 3 for additional information regarding commercial agreements and amendments to other agreements with related parties in connection with the acquisitions.

Divestitures

On June 2, 2017, due to Andeavor’s consent decree with the state of Alaska associated with the acquisition of the Alaska Storage and Terminalling Assets, Andeavor Logistics sold one of its existing Alaska products terminals (“Alaska Terminal”) for $28 million. The sale resulted in a $25 million gain on sale in our consolidated statements of operations for the year ended December 31, 2017. The Alaska Terminal divestiture did not have an impact on our operations.

Note 3 - Related-Party Transactions

Commercial Agreements

The Partnership has various long-term, fee-based commercial agreements with Andeavor, under which we provide pipeline transportation, wholesale, trucking, terminal distribution and storage services to Andeavor, and Andeavor commits to provide us with minimum monthly throughput volumes of crude oil, refined products and other. If, in any calendar month, Andeavor fails to meet its minimum volume commitments under these agreements, it will be required to pay us a shortfall payment. These shortfall payments may be applied as a credit against any amounts due above their minimum volume commitments for up to twelve months after the shortfall occurs. Each of these agreements has fees that are indexed annually for inflation or, in certain circumstances, allows for a quarterly rate adjustment based on a comparison of competitive rates.

80 |

Notes to Consolidated Financial Statements

Commercial Agreements with Andeavor

				Termination Provisions
Commercial Agreement	Initiation Date	Term Years	Renewals	Refinery Shutdown Notice Period (a)	Force Majeure
Transportation Services Agreement (High Plains System)	April 2011	10	2 x 5 years	12 months	Andeavor Logistics can declare (unilateral)
Second Amended and Restated Master Terminalling Agreement	April 2011	10	2 x 5 years
Salt Lake City Storage Agreement	April 2011	10	2 x 5 years
Amended and Restated Transportation Services Agreement (Salt Lake City Short Haul Pipeline)	April 2011	10	2 x 5 years
Amorco Terminal Use and Throughput Agreement (Martinez Marine)	April 2012	10	2 x 5 years
Amended Anacortes Track Use and Throughput Agreement	November 2012	10	2 x 5 years	N/A
Terminalling Services Agreement for Northwest Products System	June 2013	1	Year to year
Southern California Terminalling Services Agreement	June 2013	10	2 x 5 years
Carson Storage Services Agreement Amended	June 2013	10	2 x 5 years
Southern California Dedicated Storage Agreement	June 2013	10	2 x 5 years
Terminalling, Transportation and Storage Services Agreement (WNRL)	October 2013	10	2 x 5 years	12 months
Amended Pipeline and Gathering Services Agreement (WNRL)	October 2013	10	2 x 5 years
Long Beach Storage Services Agreement	December 2013	10	2 x 5 years	N/A
Carson Coke Handling Service Agreement	December 2013	10	2 x 5 years
Long Beach Throughput Agreement (b)	December 2013	10	2 x 5 years
Transportation Services Agreement (SoCal Pipelines)	December 2013	10	2 x 5 years
Amended and Restated Long Beach Berth Access Use and Throughput Agreement	December 2013	10	2 x 5 years
BASH Storage - TRMC Tanks	April 2014	5	2 x 5 years
Terminalling Services Agreement - Martinez	July 2014	10	2 x 5 years
Storage Services Agreement - Anacortes	July 2014	10	2 x 5 years
Martinez Dedicated LPG Storage Agreement	July 2014	10	2 x 5 years
Terminalling Services Agreement - Anacortes	July 2014	10	2 x 5 years
THPP Reversal Open Season Northbound Commitment	September 2014	7	None
Tesoro Alaska Pipeline Throughput Agreement	September 2014	10	2 x 5 years
Transportation Services Agreement (LAR Short Haul Pipelines)	September 2014	10	2 x 5 years
Crude Oil Trucking Transportation Services Agreement (WNRL)	October 2014	10	None
Fuel Distribution and Supply Agreement (WNRL)	October 2014	10	None
Product Supply Agreement (WNRL)	October 2014	10	None
Keep-Whole Commodity Fee Agreement	December 2014	5	1 year auto	90 days prior to expiration	Bilateral
Carson Tank Farm Storage Agreement	November 2015	10	2 x 5 years	N/A	Andeavor Logistics can declare (unilateral)
Asphalt Trucking Transportation Services Agreement (WNRL)	May 2016	10	None
Kenai Storage Services Agreement	July 2016	10	2 x 5 years
Terminalling, Transportation and Storage Services Agreement (St. Paul Park)	September 2016	10	2 x 5 years	12 months
Alaska Terminalling Services Agreement	September 2016	10	2 x 5 years	N/A
Martinez Storage Services Agreement	November 2016	10	2 x 5 years
Asphalt and Propane Rack Loading Services Agreement	December 2016	10	2 x 5 years
Avon Marine Terminal Use and Throughput Agreement	January 2017	10	2 x 5 years
Transportation Services Agreement (Anacortes Short Haul Pipelines)	November 2017	10	2 x 5 years
Anacortes Manifest Rail Terminalling Services Agreement	November 2017	10	2 x 5 years
Anacortes Marine Terminal Operating Agreement	November 2017	17	None
Storage Services Agreement - Anacortes II	November 2017	10	2 x 5 years

(a)	Fixed minimum volumes remain in effect during routine turnarounds.

(b)	Agreement gives Andeavor the option to renew for two five-year terms, or Andeavor may modify the term of the agreements to a twenty-year term by providing notice in accordance with each agreement.

December 31, 2017 | 81

Notes to Consolidated Financial Statements

We charge fixed fees based on the total storage capacity of our tanks under several of our agreements with Andeavor. We recognized approximately $277 million, $193 million and $105 million of revenue under these agreements where Andeavor Logistics was considered to be the lessor during the years ended December 31, 2017, 2016 and 2015, respectively. Committed minimum payments for each of the five years following December 31, 2017, are expected to be approximately $301 million to $329 million per year and an aggregate $987 million remaining after 2022.

Fourth Amended and Restated Omnibus Agreement

The Partnership entered into an omnibus agreement with Andeavor at the closing of our Initial Offering. The agreement has been amended for each of the Acquisitions from Andeavor and was most recently amended on October 30, 2017, in connection with the WNRL Merger. The amendment increased the annual administrative fee payable by the Partnership to Andeavor under the Amended Omnibus Agreement to approximately $13 million as of December 31, 2017, for the provision of various general and administrative services, including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, certain insurance coverage, administration and other corporate services. In addition, the Partnership reimburses Andeavor for all other direct or allocated costs and expenses incurred by Andeavor or its affiliates on its behalf.

Under the Amended Omnibus Agreement, Andeavor indemnifies us for certain matters, including known environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent acquisitions from Andeavor, with certain exceptions that are covered by the Carson Assets Indemnity Agreement. With respect to assets that we acquired from Andeavor, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Andeavor no longer controls our general partner or five years after the date of closing. The indemnification under the Initial Offering for unknown environmental matters expired on April 26, 2016. Under the Amended Omnibus Agreement, the aggregate annual deductible for each type of liability (unknown environmental liabilities or title matters) is approximately $1 million as of December 31, 2017, before we are entitled to indemnification in any calendar year in consideration of Initial Offering assets and all subsequent Acquisitions from Andeavor, with the exception of the indemnifications for the acquisition of the six marketing and storage terminal facilities (the “Los Angeles Terminal Assets”) and the acquisition of the remaining logistics assets (the “Los Angeles Logistics Assets”) initially acquired by us as part of the Los Angeles acquisition in Southern California (the “Los Angeles Logistics Assets Acquisition”). In addition, with respect to the assets that we acquired from Andeavor, we have agreed to indemnify Andeavor for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Initial Offering, and the subsequent Acquisitions from Andeavor, and for environmental liabilities related to our assets to the extent Andeavor is not required to indemnify us for such liabilities. See Note 10 for additional information regarding the Amended Omnibus Agreement.

Carson Assets Indemnity Agreement

The Partnership entered into the Carson Assets Indemnity Agreement with Andeavor at the closing of the Los Angeles Logistics Assets Acquisition effective December 6, 2013, establishing indemnification for certain matters including known and unknown environmental liabilities arising out of the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the respective acquisition dates.

Under the Carson Assets Indemnity Agreement, Andeavor retained responsibility for remediation of known environmental liabilities due to the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the respective acquisition dates, and has indemnified the Partnership for any losses incurred by the Partnership arising out of those remediation obligations. The indemnification for unknown pre-closing remediation liabilities is limited to five years. However, with respect to Terminal 2 at the Long Beach marine terminal, which was included in the Los Angeles Logistics Assets Acquisition, the indemnification for unknown pre-closing remediation liabilities is limited to ten years. Indemnification of the Los Angeles Terminal Assets’ and the Los Angeles Logistics Assets’ environmental liabilities is not subject to a deductible. See Note 10 for additional information regarding the Carson Assets Indemnity Agreement.

Keep-Whole Commodity Fee Agreement

Following the completion of the Rockies Natural Gas Business Acquisition, we began processing gas for certain producers under keep-whole processing agreements. Under a keep-whole agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. The operating margin for these contracts is typically determined by the spread between NGLs sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). At that time, Andeavor Logistics entered into a five-year agreement with Andeavor, which transfers the commodity risk exposure associated with these keep-whole processing agreements from Andeavor Logistics to Andeavor (the “Keep-Whole Commodity Agreement”). Under the Keep-Whole Commodity Agreement with Andeavor, Andeavor pays Andeavor Logistics a processing fee for NGLs related to keep-whole agreements and delivers Shrink Gas to the producers on behalf of Andeavor Logistics. Andeavor Logistics pays Andeavor a marketing fee in exchange for assuming the commodity risk.

82 |

Notes to Consolidated Financial Statements

On February 1, 2016, the parties entered into the First Amendment to the Keep-Whole Commodity Agreement (the “Keep-Whole Amendment”) that adjusted the contract to provide for a tiered pricing structure for different NGL production levels. The Keep-Whole Amendment continues to provide for annual purchase orders setting forth service fees for the base and incremental volumes; however, the Keep-Whole Amendment provides that the service fees payable for incremental volumes of natural gas liquids above 315,000 gallons per day shall be calculated with reference to the costs of (i) processing, (ii) conditioning,
(iii) handling, (iv) fractionation, (v) storage, truck and rail loading at the Blacks Fork processing complex, and (vi) pipeline transportation fees on the MAPL pipeline system and fractionation fees at Mt. Belvieu, Texas for transportation and fractionation services provided to processors by MAPL, Cedar Bayou Fractionators, and Enterprise Products Partners L.P. for natural gas liquids sold pursuant to the Keep-Whole Commodity Agreement. The pricing for both the base and incremental volumes are subject to revision each year.

Secondment and Logistics Services Agreement

We entered into the Secondment and Logistics Services Agreement (the “Secondment Agreement”) with Andeavor to govern the provision of seconded employees to or from Andeavor, the Partnership, and its subsidiaries, as applicable. On October 30, 2017, TLGP and certain of its indirect subsidiaries entered into a First Amended and Restated Secondment and Logistics Services Agreement (the “Amended Secondment Agreement”) to restate the Secondment Agreement. The Amended Secondment Agreement incorporated the changes made in previous amendments into the body of the agreement and added WNRL and its affiliates as parties. The Amended Secondment Agreement also governs the use of certain facilities of the parties by the various entities. The services to be provided by such seconded employees, along with the fees for such services, will be provided on the service schedules attached to the Amended Secondment Agreement. Specialized services and the use of various facilities, along with the fees for such services, will be provided for in service orders to be executed by parties requesting and receiving the service. For the years ended December 31, 2017, 2016 and 2015, the Partnership charged Andeavor $8 million, $5 million and $3 million, respectively, and Andeavor charged the Partnership $29 million, $18 million and $8 million, respectively, pursuant to the agreement.

Summary of Affiliate Transactions

Summary of Revenue and Expense Transactions with Andeavor, including Predecessors (in millions)

	Year Ended December 31,
	2017	2016	2015
Revenues	$1,403	$715	$615
Operating expenses (exclusive of depreciation and amortization) (a)	186	190	177
General and administrative expenses	82	69	72

(a)
Includes net imbalance settlement gains of $12 million, $7 million and $8 million in the years ended December 31, 2017, 2016 and 2015, respectively. Also includes reimbursements primarily related to pressure testing and repairs and maintenance costs pursuant to the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement of $16 million, $17 million and $34 million in the years ended December 31, 2017, 2016 and 2015, respectively.

Predecessor Transactions
Related-party transactions of our Predecessors were settled through equity. The balance in receivables and accounts payable from affiliated companies represents the amount owed from or to Andeavor related to certain affiliate transactions. Other than WNRL, our Predecessors did not record revenue for transactions with Andeavor.

Distributions
In accordance with our partnership agreement, our limited and general partner interests are entitled to receive quarterly distributions of available cash. We paid quarterly cash distributions to Andeavor, including IDRs, totaling $336 million, $245 million and $148 million in 2017, 2016 and 2015, respectively. On January 19, 2018, in accordance with our partnership agreement, we announced the declaration of a quarterly cash distribution, based on the results of the fourth quarter of 2017, of $1.00 per unit, of which $115 million was paid to Andeavor on February 14, 2018 based on unitholders of record on January 31, 2018.

Prior to the WNRL Merger, WNRL made cash distributions to its unitholders, including to Western Refining, Inc., as the direct and indirect holder of approximately 32,018,847 common units. On August 18, 2017, WNRL distributed to Western Refining, a subsidiary of Andeavor following its acquisition by Andeavor on June 1, 2017, approximately $15 million with respect to its common units and $4 million with respect to incentive distribution rights of the WNRL General Partner.

December 31, 2017 | 83

Notes to Consolidated Financial Statements

Note 4 - Property, Plant and Equipment

Property, Plant and Equipment (in millions)

	Estimated Useful Lives	December 31,
	(Years)	2017	2016
Terminals and tankage	10 - 28	$3,035	$2,163
Pipelines	16 - 28	2,585	1,250
Land and leasehold improvements	0 - 28	264	234
Buildings and improvements	6 - 28	80	55
Other	3 - 10	134	21
Construction in progress	—	197	336
Property, Plant and Equipment, at Cost (a)		6,295	4,059
Accumulated depreciation (a)		(882)	(615)
Property, Plant and Equipment, Net		$5,413	$3,444

(a)
Assets owned by us for which we are the lessor under operating leases were $436 million and $385 million before accumulated depreciation of $148 million and $111 million as of December 31, 2017 and 2016, respectively.

Note 5 - Acquired Intangibles and Goodwill

Acquired Intangibles

The acquired intangible assets, net of accumulated amortization, were $1.2 billion and $947 million at December 31, 2017 and 2016, respectively, consisting of customer relationships associated with WNRL, the North Dakota Gathering and Processing Assets and the natural gas processing and gathering operations from the Rockies Natural Gas Business Acquisition. The value for the identified customer relationships consists of cash flows expected from existing contracts and future arrangements from the existing customer base. Accumulated amortization was $106 million and $61 million at December 31, 2017 and 2016, respectively. Amortization expense of acquired intangible assets was $46 million for the year ended December 31, 2017 and $29 million for both the years ended December 31, 2016 and 2015. As of December 31, 2017, amortization expense is expected to be approximately $50 million per year through 2022.

Goodwill

Goodwill by Operating Segment (in millions)

	December 31,
	2017	2016
Terminalling and Transportation	$221	$9
Gathering and Processing	382	108
Wholesale	89	—
Goodwill	$692	$117

For 2017, we elected to perform our annual goodwill impairment assessment using a quantitative assessment process on our goodwill. As part of our quantitative goodwill impairment process, we engaged a third-party appraisal firm to assist in the determination of estimated fair value. This determination includes estimating the fair value using both the income and market approaches. The income approach requires management to estimate a number of factors, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The determination of the fair value requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, the discount rates, terminal growth rates, and forecasts of revenue, operating income and capital expenditures.

We determined that no impairment charges resulted from our November 1, 2017 goodwill impairment assessments. The fair value of our five reporting units was in excess of their carrying value. There were no impairments of goodwill during the years ended December 31, 2017, 2016 and 2015.

84 |

Notes to Consolidated Financial Statements

Note 6 - Equity Method Investments and Joint Ventures

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

•
TRG - We own a 50% interest in TRG located in the southeastern Uinta Basin. TRG was formed with Ute Energy to transport natural gas gathered by UBFS and other third-party volumes to gas processing facilities. The Three Rivers Gathering system is primarily supported by long-term, fee-based gas gathering agreements with minimum volume commitments.

•
UBFS - We own a 38% interest in UBFS which owns and operates the natural gas gathering infrastructure located in the southeastern Uinta Basin and is supported by long-term, fee-based gas gathering agreements that contain firm throughput commitments, which generate fees whether or not the capacity is used, and is operated by us.

Equity Method Investments (in millions)

	RGS	TRG	UBFS	Total
Balance at December 31, 2015	$—	$42	$16	$58
Effect of RGS deconsolidation (a)	295	—	—	295
Equity in earnings	8	2	3	13
Distributions received	(22)	(4)	(3)	(29)
Balance at December 31, 2016 (b)	281	40	16	337
Equity in earnings	6	2	2	10
Distributions received	(19)	(5)	(3)	(27)
Balance at December 31, 2017 (b)	$268	$37	$15	$320

(a)	We recognized an increase of $295 million to equity method investments as of January 1, 2016 as a result of the deconsolidation of RGS.

(b)
The carrying amount of our investments in RGS, TRG and UBFS exceeded the underlying equity in net assets by $130 million, $15 million and $6 million, respectively, at December 31, 2017. The carrying amount of our investments in RGS, TRG and UBFS exceeded the underlying equity in net assets by $135 million, $16 million and $7 million, respectively, at December 31, 2016. The carrying amounts of our investments that exceed the underlying equity in net assets are amortized over the useful life of the underlying fixed assets and included in equity in earnings.

Note 7 - Other Current Liabilities

Other Current Liabilities (in millions)

	December 31,
	2017	2016
Taxes other than income taxes	$16	$6
Accrued environmental liabilities	12	17
Asset retirement obligation	11	6
Employee costs	7	—
Other	29	16
Total Other Current Liabilities	$75	$45

December 31, 2017 | 85

Notes to Consolidated Financial Statements

Note 8 - Debt

Debt Balance, Net of Unamortized Issuance Costs (in millions)

	December 31,
	2017	2016
Revolving Credit Facility	$423	$330
Dropdown Credit Facility	—	—
5.500% Senior Notes due 2019	500	500
5.875% Senior Notes due 2020 (a)	—	470
6.125% Senior Notes due 2021 (a)	—	800
3.500% Senior Notes due 2022 (b)	500	—
6.250% Senior Notes due 2022	300	800
6.375% Senior Notes due 2024	450	450
5.250% Senior Notes due 2025	750	750
4.250% Senior Notes due 2027 (b)	750	—
5.200% Senior Notes due 2047 (b)	500	—
Capital lease obligations	9	9
Total Debt	4,182	4,109
Unamortized issuance costs (a)	(54)	(55)
Current maturities, net of unamortized issuance costs	(1)	(1)
Debt, Net of Current Maturities and Unamortized Issuance Costs	$4,127	$4,053

(a)	Unamortized premiums of $4 million associated with these senior notes are included in unamortized issuance costs at December 31, 2016.

(b)	Unamortized discounts of $5 million associated with these senior notes are included in unamortized issuance costs at December 31, 2017.

The aggregate maturities of our debt, including the principal payments of our capital lease obligations, for each of the five years following December 31, 2017 are $1 million in 2018, $501 million in 2019, $1 million in 2020, $424 million in 2021 and $801 million in 2022.

Revolving Credit Facility and Dropdown Credit Facility

On January 29, 2016, we amended our existing secured Revolving Credit Facility to revise key terms related to pricing and financial covenants and lowered the aggregate available facility limit from $900 million to $600 million. As a result of this amendment, an immaterial amount of unamortized debt issuance costs were expensed. Additionally, on January 29, 2016, we syndicated the $1.0 billion Dropdown Credit Facility. The primary use of proceeds under this facility will be to fund asset acquisitions. The terms, covenants and restrictions under this facility are substantially the same as with our amended secured Revolving Credit Facility. The total aggregate available facility limits for the Revolving Credit Facility and Dropdown Credit Facility totaled $1.6 billion at December 31, 2017. We are allowed to request the loan availability for both the Revolving Credit Facility and the Dropdown Credit Facility be increased up to an aggregate of $2.1 billion, subject to receiving increased commitments from lenders. The Revolving Credit Facility and the Dropdown Credit Facility both mature on January 29, 2021.

On January 5, 2018, we amended our existing secured Revolving Credit Facility to, among other things, (i) increase the aggregate commitments from $600 million to $1.1 billion, (ii) add certain financial institutions as additional lenders under the Revolving Credit Agreement and (iii) make certain changes to the Revolving Credit Facility and Dropdown Credit Facility to permit the incurrence of an additional $500 million of incremental loans (to be shared between the Revolving Credit Facility and Dropdown Credit Facility), subject to the satisfaction of certain conditions.

Our secured Revolving Credit Facility provided for total loan capacity of $600 million as of December 31, 2017. Borrowings are available under the secured Revolving Credit Facility up to the total loan availability of the facility. Our secured Revolving Credit Facility is non-recourse to Andeavor, except for TLGP, and is guaranteed by all of our consolidated subsidiaries. As of December 31, 2017, there was $423 million in borrowings outstanding under the secured Revolving Credit Facility, which had unused credit availability of $175 million, or 29% of the borrowing capacity. The weighted average interest rate for borrowings under our Revolving Credit Facility was 3.10% at December 31, 2017.

86 |

Notes to Consolidated Financial Statements

As of December 31, 2017, the Dropdown Credit Facility provided for total loan availability of $1.0 billion. We had no borrowings outstanding under the Dropdown Credit Facility, resulting in the full loan availability of the borrowing capacity as of December 31, 2017.

Covenants
The Andeavor Logistics revolving credit facility agreements and indentures both contain representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for agreements of these types. The sole financial covenant that Andeavor Logistics is required to maintain, as of the last day of the fiscal quarter, is a Consolidated Leverage Ratio (as defined in the revolving credit facility agreement) of no greater than 5.00 to 1.00. As of December 31, 2017, we were in compliance with this financial covenant.

Senior Notes Repayment

On November 28, 2017, we issued $1.75 billion aggregate principal amount of senior notes consisting of $500 million of 2022 notes at 3.500%, $750 million of 4.250% 2027 notes and $500 million of 5.200% 2047 notes. The proceeds from this offering were used to repay amounts outstanding under our 5.875% senior notes due in 2020 and 6.125% senior notes due in 2021, as well as borrowings under the Dropdown Credit Facility. The remaining net proceeds from this offering were used to pay applicable fees and expenses for the offering and to repay a portion of amounts outstanding under the Revolving Credit Facility.

WNRL Repayment

WNRL Revolving Credit Facility
WNRL had a $500 million senior secured revolving credit facility (“WNRL Revolving Credit Facility”), which WNRL originally entered into on October 16, 2013. This credit facility was set to expire on October 16, 2018. The total commitment of the WNRL Revolving Credit Facility was $500 million. The WNRL Revolving Credit Facility included a $25 million sub-limit for standby letters of credit and a $10 million sub-limit for swing line loans. In connection with the WNRL Merger, all amounts outstanding were repaid with borrowings on the Revolving Credit Facility and the WNRL Revolving Credit Facility was terminated.

WNRL Senior Notes
WNRL had $300 million of 7.5% senior notes (the “WNRL Senior Notes”), which WNRL originally entered into on February 11, 2015 and were set to mature on February 11, 2023. In connection with the WNRL Merger, the WNRL Senior Notes were repaid for $326 million, including accrued interest of $4 million and a premium of $22 million, with borrowings on the Revolving Credit Facility.

Senior Notes

5.500% Senior Notes Due 2019
In October 2014, we completed a private offering of $1.3 billion aggregate principal amount of senior notes pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The $1.3 billion of aggregate principal senior notes, completed in a private offering (the “Senior Notes Offering”) consisted of $500 million of the 2019 Notes at 5.500% (the “2019 Notes”), which approximates the effective interest rate, and $800 million of 6.250% the 2022 Notes. The proceeds from the 2019 Notes were used to repay amounts outstanding under our Revolving Credit Facility related to the West Coast Logistics Assets Acquisition. The remaining net proceeds from the 2019 Notes were used to fund the Rockies Natural Gas Business Acquisition.

The 2019 Notes have no sinking fund requirements. We may redeem some or all of the 2019 Notes prior to September 15, 2019, at a make-whole price, and at par thereafter, plus accrued and unpaid interest. The 2019 Notes are unsecured and guaranteed by all of our consolidated subsidiaries, with the exception of Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Andeavor, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

We agreed to complete a registered exchange offer to exchange the 2019 Notes for debt securities with substantially identical terms within 18 months of the closing date of the Senior Notes Offering. On April 14, 2016, we completed the exchange of all of the 2019 Notes.

3.500% Senior Notes Due 2022
On November 28, 2017, we issued $500 million aggregate principal amount of senior notes due in 2022 at 3.500% (the “3.500% 2022 Notes”), which approximates the effective interest rate. The proceeds from the 3.500% 2022 Notes were used to repay a portion of our 5.875% senior notes due in 2020 and 6.125% senior notes due in 2021, as well as borrowings under the Dropdown Credit Facility.

The 3.500% 2022 Notes will mature on December 1, 2022 and have no sinking fund requirements. The 3.500% 2022 Notes may be redeemable in whole at any time or in part from time to time, at our option, prior to November 1, 2022. We may redeem the 3.500% 2022 Notes at a redemption price equal to the greater of 100% of the principal amount or the sum of the present value

December 31, 2017 | 87

Notes to Consolidated Financial Statements

of the remaining scheduled principal and interest payments as defined in the prospectus supplement. The 3.500% 2022 Notes are unsecured and guaranteed by all of our consolidated subsidiaries, with the exception of Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Andeavor, except for TLGP, and contain customary terms, events of default and covenants for an issuance of investment grade securities.

6.250% Senior Notes Due 2022
In October 2014, we issued $800 million aggregate principal amount of senior notes due in 2022 (the “6.250% 2022 Notes”) at 6.250%, which approximates the effective interest rate. The proceeds from the 6.250% 2022 Notes were used to fund a portion of the Rockies Natural Gas Business Acquisition. We used the net proceeds from the sale of 600,000 of our 6.875% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests in the Partnership, liquidation preference $1,000 (the “Preferred Units”) to primarily redeem $500 million principal amount of our 6.250% 2022 Notes.

The 6.250% 2022 Notes have no sinking fund requirements. We may redeem some or all of the 6.250% 2022 Notes prior to October 15, 2018, at a make-whole price, plus any accrued and unpaid interest. On or after October 15, 2018, the 6.250% 2022 Notes may be redeemed at premiums equal to 3.125% through October 15, 2019; 1.563% from October 15, 2019 through October 15, 2020; and at par thereafter, plus accrued and unpaid interest. The 6.250% 2022 Notes are unsecured and guaranteed by all of our consolidated subsidiaries, with the exception Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Andeavor, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

6.375% Senior Notes Due 2024
In May 2016, we issued $450 million aggregate principal amount of senior notes due in 2024 (the “2024 Notes”) at 6.375%, which approximates the effective interest rate. We used the proceeds of the offering to repay amounts outstanding under the Revolving Credit Facility and for general partnership purposes.

The 2024 Notes have no sinking fund requirements and we may redeem some or all of the 2024 Notes, prior to May 1, 2019, at a make-whole price plus accrued and unpaid interest, if any. On or after May 1, 2019, the 2024 Notes may be redeemed at premiums equal to 4.781% through May 1, 2020; 3.188% through May 1, 2021; 1.594% from May 1, 2021 through May 1, 2022; and at par thereafter, plus accrued and unpaid interest. We will have the right to redeem up to 35% of the aggregate principal amount at 106.375% face value with proceeds from certain equity issuances through May 1, 2019. The 2024 Notes are unsecured and guaranteed by all of our consolidated subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Andeavor, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

5.250% Senior Notes Due 2025
On December 2, 2016, we issued $750 million aggregate principal amount of the senior notes due in 2025 (“the 2025 Notes”) at 5.250%, which approximates the effective interest rate. The proceeds from this offering were used to repay amounts outstanding under the Dropdown Credit Facility.

The 2025 Notes have no sinking fund requirements. We may redeem some or all of the 2025 Notes prior to January 15, 2021, at a make-whole price, plus any accrued and unpaid interest. On or after January 15, 2021, the 2025 Notes may be redeemed at premiums equal to 2.625% through January 15, 2022; 1.313% through January 15, 2023; and at par thereafter, plus accrued and unpaid interest. We will have the right to redeem up to 35% of the aggregate principal amount at 105.250% of face value with proceeds from certain equity issuances through January 15, 2020. The 2025 Notes are unsecured and guaranteed by all of our consolidated subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer and are non-recourse to Andeavor, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

4.250% Senior Notes Due 2027
On November 28, 2017, we issued $750 million aggregate principal amount of senior notes due in 2027 (the “2027 Notes”) at 4.250%, which approximates the effective interest rate. The proceeds from the 2027 Notes were used to repay a portion of our 5.875% senior notes due in 2020 and 6.125% senior notes due in 2021, as well as borrowings under the Dropdown Credit Facility.

The 2027 Notes will mature on December 1, 2027 and have no sinking fund requirement. The 2027 Notes may be redeemable in whole at any time or in part from time to time, at our option, prior to September 1, 2027. We may redeem the 2027 Notes at a redemption price equal to the greater of 100% of the principal amount or the sum of the present value of the remaining scheduled principal and interest payments as defined in the prospectus supplement. The 2027 Notes are unsecured and guaranteed by all of our consolidated subsidiaries, with the exception of Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Andeavor, except for TLGP, and contain customary terms, events of default and covenants for an issuance of investment grade securities.

5.200% Senior Notes Due 2047
On November 28, 2017, we issued $500 million aggregate principal amount of senior notes due in 2047 (the “2047 Notes”) at 5.200%, which approximates the effective interest rate. The proceeds from the 2047 Notes were used to repay a portion of our

88 |

Notes to Consolidated Financial Statements

5.875% senior notes due in 2020 and 6.125% senior notes due in 2021, as well as borrowings under the Dropdown Credit Facility.

The 2047 Notes will mature on December 1, 2047 and have no sinking fund requirements. The 2047 Notes may be redeemable in whole at any time or in part from time to time, at our option, prior to June 1, 2047. We may redeem the 2027 Notes at a redemption price equal to the greater of 100% of the principal amount or the sum of the present value of the remaining scheduled principal and interest payments as defined in the prospectus supplement. The 2047 Notes are unsecured and guaranteed by all of our consolidated subsidiaries, with the exception of Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Andeavor, except for TLGP, and contain customary terms, events of default and covenants for an issuance of investment grade securities.

Capital Lease Obligations

Our capital lease obligations relate to two leases of facilities used for trucking operations in North Dakota with initial terms of 15 years, with five-year renewal options and a right of way with an initial term of 31 years. The total cost of assets under capital leases was $11 million at both December 31, 2017 and 2016 and accumulated amortization was $3 million and $2 million at December 31, 2017 and 2016, respectively. We include the amortization of the cost of assets under capital leases in depreciation and amortization expenses in our consolidated statements of operations.

Future Minimum Annual Lease Payments, Including Interest for the Capital Lease (in millions)

December 31, 2017
2018	$2
2019	1
2020	1
2021	1
2022	1
Thereafter	5
Total minimum lease payments	11
Less amount representing interest	(2)
Capital lease obligations	$9

Note 9 - Benefit Plans

Employees supporting our operations participate in the benefit plans and the employee thrift plan of Andeavor. Andeavor allocates expense to the Partnership for costs associated with the benefit plans based on the salaries of Andeavor’s employees that provide services to the Partnership as a percentage of total Andeavor salaries. The Predecessors were allocated expenses for costs associated with the benefit plans primarily based on the percentage of the Predecessors’ allocated salaries compared to Andeavor’s total salaries. Our portion of our Sponsor’s employee benefit plan expenses was $33 million, $24 million and $23 million for the years ended December 31, 2017, 2016 and 2015, respectively. These employee benefit plan expenses and the related payroll costs are included in operating expenses and general and administrative expenses in our consolidated statements of operations and include amounts allocated to the Predecessors.

Note 10 - Commitments and Contingencies

Operating Leases, Purchase Obligations and Other Commitments

Future Minimum Annual Payments Applicable to all Non-Cancellable Operating Leases and Purchase Obligations (in millions)

	Payments Due by Period
	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	$16	$14	$13	$11	$10	$100	$164
Purchase obligations	2,193	2,193	2,194	2,170	2,132	3,840	14,722
Total	$2,209	$2,207	$2,207	$2,181	$2,142	$3,940	$14,886

December 31, 2017 | 89

Notes to Consolidated Financial Statements

We have various cancellable and non-cancellable operating leases related to land, trucks, terminals, right-of-way permits and other operating facilities. In general, these leases have remaining primary terms up to 30 years and typically contain multiple renewal options. Total lease expense for all operating leases, including leases with a term of one month or less, was $19 million, $11 million and $10 million for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 8 for information related to our capital leases. See Note 3 for a discussion of revenue recognized under agreements where Andeavor Logistics is considered the lessor.

Our purchase obligations include enforceable and legally binding service agreement commitments that meet any of the following criteria: (1) they are non-cancellable, (2) we would incur a penalty if the agreement was canceled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If we can unilaterally terminate the agreement simply by providing a certain number of days’ notice or by paying a termination fee, we have included the termination fee or the amount that would be paid over the notice period. Contracts that can be unilaterally terminated without a penalty are not included. Future purchase obligations primarily include fuel costs associated with our wholesale product supply agreement, NGLs transportation costs, fractionation fees, and fixed charges under the Amended Omnibus Agreement and the Amended Secondment Agreement.

Our Amended Omnibus Agreement remains in effect between the applicable parties until a change in control of the Partnership. As we are unable to estimate the termination of the omnibus agreement, we have included the fees for each of the five years following December 31, 2017 for the Amended Omnibus Agreement for disclosure purposes in the table above. Total expense under these service agreements was $232 million, $192 million and $175 million for the years ended December 31, 2017, 2016 and 2015, respectively. In addition to these purchase commitments, we also have minimum contractual capital spending commitments for approximately $67 million in 2018.

Indemnification

Under the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement, Andeavor indemnifies us for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the closing of the Initial Offering and the subsequent Acquisitions from Andeavor.

Under the Amended Omnibus Agreement, with respect to assets that we acquired from Andeavor, excluding the Los Angeles Terminal Assets and the Los Angeles Logistics Assets, indemnification for unknown environmental and title liabilities is limited to pre-closing conditions identified prior to the earlier of the date that Andeavor no longer controls our general partner or five years after the date of closing. Under the Amended Omnibus Agreement, the aggregate annual deductible for each type of liability (unknown environmental liabilities or title matters) is approximately $1 million, as of December 31, 2017, before we are entitled to indemnification in any calendar year in consideration of the Initial Offering assets and all subsequent Acquisitions from Andeavor, with the exception of the Los Angeles Terminal Assets Acquisition and the Los Angeles Logistics Assets Acquisition. In addition, with respect to the assets that we acquired from Andeavor, we have agreed to indemnify Andeavor for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Initial Offering, and the subsequent Acquisitions from Andeavor, and for environmental liabilities related to our assets to the extent Andeavor is not required to indemnify us for such liabilities.

Under the Carson Assets Indemnity Agreement, Andeavor retained responsibility for remediation of known environmental liabilities due to the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the acquisition dates, and has indemnified the Partnership for any losses incurred by the Partnership arising out of those remediation obligations. The indemnification for unknown pre-closing remediation liabilities is limited to five years. However, with respect to Terminal 2 at the Long Beach marine terminal, which was included in the Los Angeles Logistics Assets Acquisition, the indemnification for unknown pre-closing remediation liabilities is limited to ten years. Indemnification of the Los Angeles Terminal Assets’ and the Los Angeles Logistics Assets’ environmental liabilities are not subject to a deductible.

Other Contingencies

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but Andeavor Logistics will accrue liabilities for these matters if the amount is probable and can be reasonably estimated. Contingencies arising after the closing of the Initial Offering from conditions existing before the Initial Offering, and the subsequent Acquisitions from Andeavor that have been identified after the closing of each transaction, will be recorded in accordance with the indemnification terms set forth in the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement. Any contingencies arising from events after the Initial Offering, and the subsequent Acquisitions from Andeavor, will be the responsibility of Andeavor Logistics.

90 |

Notes to Consolidated Financial Statements

Environmental Liabilities

Changes in our Environmental Liabilities (in millions)

	Tioga Crude Oil Pipeline Release	Other Liabilities	Total
At December 31, 2015	$27	$6	$33
Additions	7	1	8
Expenditures	(18)	(1)	(19)
At December 31, 2016	16	6	22
Additions	19	1	20
Expenditures	(25)	(1)	(26)
At December 31, 2017	$10	$6	$16

Unresolved Matters

Tioga, North Dakota Crude Oil Pipeline Release
In September 2013, we responded to the release of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted during the next few years to restore the site for agricultural use. We accrued an additional $19 million during the year ended December 31, 2017, to reflect improved scope definition and estimates, which resulted in an increase in the total estimated cost associated with the project. This incident was covered by our pollution liability insurance policy, subject to a $1 million deductible and a $25 million loss limit in place at the time of the release. Pursuant to this policy, there were no insurance recovery receivables related to the Crude Oil Pipeline Release at both December 31, 2017 and 2016. The estimated remediation costs of $93 million exceeded our policy loss limit by $68 million as of December 31, 2017. We received no insurance proceeds for either year ended December 31, 2017 or 2016, however, we received $18 million in reimbursements of costs incurred during the year ended December 31, 2015.

Other than described above, we do not have any other material outstanding lawsuits, administrative proceedings or governmental investigations. See current legal proceedings in Part I, Item 3.

Resolved Matters

XTO Energy Inc. V. QEP Field Services Company
XTO Energy Inc. (“XTO”) was seeking monetary damages related to our allocation of charges related to XTO’s share of natural gas liquid transportation, fractionation and marketing costs associated with shortfalls in contractual firm processing volumes. In May 2017, we agreed to a settlement with XTO for $31 million regarding $36 million in disputed receivables related to this matter, which resulted in a write-off of $5 million of accounts receivable and reversal of previously recognized revenue related to the dispute. No disputed receivables related to XTO remain after the settlement. Following the settlement, we no longer recognize revenue associated with the allocation of charges that were the subject to this dispute.

Note 11 - Equity

We had 89,207,671 common public units and 600,000 preferred units outstanding as of December 31, 2017. Additionally, Andeavor owned 127,889,386 of our common units, constituting approximately 59% ownership interest in us. Andeavor also held 80,000 Andeavor Logistics TexNew Mex units (the “TexNew Mex Units”) as of December 31, 2017.

Unit Issuance
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

In connection with the WNRL Merger, we issued 15,182,996 publicly held common units and 14,853,542 common units to subsidiaries of Andeavor. In addition, on October 30, 2017, we issued 78,000,000 of our common units to TLGP in connection with the IDR/GP Transaction and converted our general partner units into non-economic general partner units.

In June 2016, we closed a registered public offering of 6.3 million common units, including the over-allotment option exercised by the underwriter for the purchase of an additional 825,000 common units, at a public offering price of $47.13 per unit. The net proceeds of $293 million were used for general partnership purposes, including debt repayment, acquisitions, capital expenditures and additions to working capital.

December 31, 2017 | 91

Notes to Consolidated Financial Statements

Issuance of Preferred Units
On December 1, 2017, we issued and sold the Preferred Units, at a price to the public of $1,000 per unit. We used the net proceeds from the sale of the Preferred Units (i) to primarily redeem $500 million principal amount of our 6.250% 2022 Notes, (ii) to repay a portion of the borrowings under our Revolving Credit Facility and (iii) to pay fees and expenses associated with the foregoing.

At any time on or after February 15, 2023, we may redeem the Preferred Units, in whole or in part at a redemption price of $1,000 per Preferred Unit plus an amount equal to all accumulated and unpaid distributions up to, but not including, the date of redemption, whether or not declared. In addition, upon the occurrence of certain rating agency events as described in the prospectus, we may redeem the Preferred Units, in whole but not in part, at a price of $1,020 per Preferred Unit, plus an amount equal to all accumulated and unpaid distributions up to, but not including, the date of redemption, whether or not declared.

Distributions on the Preferred Units will accrue and be cumulative from the original issue date of the Preferred Units and will be payable semi-annually in arrears on the 15th day of February and August of each year through and including February 15, 2023, with the first such payment made on February 15, 2018, and after February 15, 2023, quarterly in arrears on the 15th day of February, May, August, and November of each year (each, a “Distribution Payment Date”) to holders of record as of the close of business on the first business day of the month of the applicable Distribution Payment Date. A pro-rated initial distribution on the Preferred Units was paid on February 15, 2018 in an amount equal to approximately $14.132 per Preferred Unit. If any Distribution Payment Date otherwise would fall on a day that is not a business day, declared distributions will be paid on the immediately succeeding business day without the accumulation of additional distributions.

The initial distribution rate for the Preferred Units from and including the original issue date of the Preferred Units to, but not including, February 15, 2023 will be 6.875% per annum of the $1,000 liquidation preference per Preferred Unit (equal to $68.75 per Preferred Unit per annum). On and after February 15, 2023, distributions on the Preferred Units will accumulate for each distribution period at a percentage of the liquidation preference equal to the three-month LIBOR plus a spread of 4.652%.

TexNew Mex Units
At the effective time of the WNRL Merger, each WNRL TexNew Mex unit was automatically converted into a right to receive TexNew Mex Units, which has substantially equivalent rights and obligations as the WNRL TexNew Mex unit.

Prior to any distributions of available cash to holders of common units, available cash with respect to any quarter will first be distributed to the holders of the TexNew Mex Units, pro rata, as of the record date, in an amount equal to 80% of the excess, if any, of (1) the TexNew Mex Shared Segment Distributable Cash Flow with respect to the applicable quarter over (2) the TexNew Mex Base Amount with respect to such quarter, less any amounts reserved with the consent of holders of a majority of the TexNew Mex Units in accordance with our partnership agreement. As of December 31, 2017, we had 80,000 TexNew Mex Units outstanding. We did not separately disclose these units in the consolidated balance sheets and consolidated statements of partners’ equity because the equity balance was less than $1 million as of December 31, 2017. No distributions to TexNew Mex unitholders were declared during 2017.

ATM Program
On August 22, 2017, we filed a prospectus supplement to our shelf registration filed with the SEC on August 21, 2015, authorizing the continuous issuance of up to an aggregate of $750 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “2017 ATM Program”). During the year ended December 31, 2017, we issued an aggregate of 72,857 common units under our 2017 ATM Program, generating proceeds of approximately $3 million before issuance costs. The net proceeds from sales under the 2017 ATM Program will be used for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

On August 24, 2015, we filed a prospectus supplement to its shelf registration statement filed with the SEC in August 2015, authorizing the continuous issuance of up to an aggregate of $750 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as the “2015 ATM Program”). Prior to then, we issued shares under a June 25, 2014 filed prospectus supplement to our shelf registration statement filed with the SEC in 2012 (the “2014 ATM Program”). During the years ended December 31, 2016 and 2015, we issued under both the 2015 ATM Program and the 2014 ATM Program an aggregate of 1,492,637 and 1,912,996 common units, respectively, generating proceeds of approximately $72 million and $103 million, respectively, before issuance costs.

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

92 |

Notes to Consolidated Financial Statements

Net Earnings per Unit

Prior to the WNRL Merger, we used the two-class method when calculating the net earnings per unit applicable to limited partners, because we had more than one participating security consisting of limited partner common units, general partner units and IDRs. Net earnings earned by the Partnership were allocated between the limited and general partners in accordance with our partnership agreement. However, as a result of the IDR/GP Transaction that occurred on October 30, 2017, our general partner and its IDRs no longer participate in earnings or distributions. We base our calculation of net earnings per unit on the weighted-average number of common limited partner units outstanding during the period.

Net Earnings per Unit (in millions, except per unit amounts)

	Year Ended December 31,
	2017	2016	2015
Net earnings	$373	$315	$249
Net earnings attributable to noncontrolling interest	—	—	(20)
Special allocation of net earnings (“Special Allocation”) (a)	1	3	—
Net earnings, excluding noncontrolling interest and including special allocations	374	318	229
Distributions on Preferred Units (b)	(3)	—	—
Net earnings attributable to common units	371	318	229
General partner’s distributions	(6)	(10)	(6)
General partner’s IDRs (c)	(75)	(148)	(69)
Limited partners’ distributions on common units	(611)	(344)	(259)
Distributions on common units greater than earnings	$(321)	$(184)	$(105)
General partner’s earnings:
Distributions	$6	$10	$6
General partners IDRs (c)	75	148	69
Allocation of distributions (greater) less than earnings (d)	23	(27)	(44)
Total general partner’s earnings	$104	$131	$31
Limited partners’ earnings on common units:
Distributions	$611	$344	$259
Special allocation	(1)	(3)	—
Allocation of distributions greater than earnings	(344)	(157)	(61)
Total limited partners’ earnings on common units	$266	$184	$198
Weighted average limited partner units outstanding:
Common units - basic	126.0	98.2	84.7
Common unit equivalents	0.1	—	0.1
Common units - diluted	126.1	98.2	84.8
Net earnings per limited partner unit:
Common - basic	$2.11	$1.87	$2.33
Common - diluted	$2.11	$1.87	$2.33

(a)
Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions fully allocated to the general partner and any special allocations. The adjustment reflects the special allocation to common units held by TLGP for the interest incurred in connection with borrowings on the Dropdown Credit Facility in lieu of using cash on hand to fund the Alaska Storage and Terminalling Assets acquisition.

(b)	The Preferred Units entitle unitholders to receive preferred distributions on a semi-annually basis.

(c)
IDRs entitled the general partner to receive increasing percentages, up to 50%, of quarterly distributions in excess of $0.3881 per unit per quarter. The amount above reflects earnings distributed to our general partner net of $50 million of IDRs for the year ended December 31, 2017 and $10 million of IDRs for the year ended December 31, 2015 waived by TLGP. See Note 2 for further discussion of IDRs.

(d)
We have revised the historical allocation of general partner earnings to include the Predecessors’ earnings of $24 million for the year ended December 31, 2017 and losses of $24 million and $43 million for the years ended December 31, 2016 and 2015, respectively.

December 31, 2017 | 93

Notes to Consolidated Financial Statements

Allocations of the General Partner’s Interest in Net Earnings (in millions, except percentage of ownership interest)

	Year Ended December 31,
	2017	2016	2015
Net earnings attributable to partners	$349	$339	$272
Distributions on Preferred Units	(3)	—	—
General partner’s IDRs	(75)	(148)	(69)
Special allocation	1	3	—
Net earnings available to partners	$272	$194	$203
General partner’s ownership interest (a)	—%	2.0%	2.0%
General partner’s allocated interest in net earnings (b)	$4	$4	$4
General partner’s IDRs	75	148	69
Allocation of Predecessors’ impact to general partner interest	24	(24)	(43)
Total general partner’s interest in net earnings	$103	$128	$30

(a)	In connection with the IDR/GP Transaction, our general partner units converted into non-economic general partner units.

(b)	Prior to the IDR/GP Transaction, we allocated net earnings to our general partner based on its ownership interest.

Changes in the Number of Units Outstanding (in million units)

	Common	Preferred	General Partner	Total
At December 31, 2014	80.1	—	1.6	81.7
Issuances under ATM Program	1.9	—	—	1.9
Issuance in July 2015 to effect the QEPM Merger	7.1	—	—	7.1
Issuance in November 2015 in connection with the LA Storage and Handling Assets acquisition	4.3	—	0.3	4.6
Unit-based compensation awards	0.1	—	—	0.1
At December 31, 2015	93.5	—	1.9	95.4
Issuances under ATM Program	1.4	—	—	1.4
Issuance of units in June 2016 for cash	6.3	—	—	6.3
Issuance in July 2016 in connection with the Alaska Storage and Terminalling Assets acquisition	0.4	—	0.2	0.6
Issuance in September 2016 in connection with the Alaska Storage and Terminalling Assets acquisition	0.4	—	—	0.4
Issuance in November 2016 in connection with the Northern California Terminalling and Storage Assets acquisition	0.9	—	—	0.9
Unit-based compensation awards	0.1	—	—	0.1
At December 31, 2016	103.0	—	2.1	105.1
Issuances under ATM Program	0.1	—	—	0.1
Issuance of units in February 2017 for cash	5.0	—	0.1	5.1
Issuance in October 2017 in connection with the WNRL Merger (a)	108.0	—	—	108.0
Issuance in November 2017 in connection with the Anacortes Logistics Assets acquisition (b)	1.0	—	—	1.0
Issuance of Preferred Units in December 2017 (c)	—	0.6	—	0.6
At December 31, 2017	217.1	0.6	2.2	219.9

(a)
In connection with the WNRL Merger, we issued 15,182,996 publicly held common units and 14,853,542 common units to subsidiaries of Andeavor. In addition, we issued 78.0 million of our common units to TLGP in connection with the IDR/GP Transaction and converted our general partner units into non-economic general partner units.

(b)	On November 8, 2017, we issued common units to Andeavor in connection with the completion of the Anacortes Logistics Assets acquisition discussed in Note 2.

(c)	On December 1, 2017, we issued and sold 600,000 Preferred Units as discussed above.

94 |

Notes to Consolidated Financial Statements

Equity Transactions related to Acquisitions
Distributions to unitholders and the general partner include $406 million, $760 million and $250 million in cash payments for acquisitions from Andeavor during 2017, 2016 and 2015, respectively. As an entity under common control with Andeavor, we record the assets that we acquire from Andeavor in our consolidated balance sheets at Andeavor’s historical book value instead of fair value, and any difference in amounts paid compared to the historical book value of the assets acquired from Andeavor is recorded within equity. As a result of this accounting treatment, these transactions, including $1.7 billion in basis received from Andeavor in connection with the WNRL Merger, resulted in net increase of $1.3 billion during 2017 reflective of the $1.7 billion of assets received in connection with the WNRL Merger offset by $350 million paid in excess of the assets received in connection with the acquisition of the Anacortes Logistics Assets. This treatment resulted in net decreases of $443 million and $211 million in our equity balance during 2016 and 2015, respectively.

Cash Distributions
On January 19, 2018, in accordance with our partnership agreement, we announced the declaration of a quarterly cash distribution, based on the results of the fourth quarter of 2017, totaling $205 million, or $1.00 per limited partner unit. This distribution was paid on February 14, 2018 to unitholders of record on January 31, 2018.

Total Quarterly Cash Distributions to General and Limited Partners (in millions)

	Year Ended December 31,
	2017 (a)	2016 (a)	2015 (a)
General partner’s distributions:
General partner’s distributions	$(6)	$(10)	$(6)
General partner’s IDRs (b)	(75)	(148)	(69)
Total general partner’s distributions	$(81)	$(158)	$(75)

Limited partners’ distributions:
Common	$(611)	$(344)	$(259)
Total limited partners’ distributions	(611)	(344)	(259)
Total Cash Distributions	$(692)	$(502)	$(334)

(a)	Our distributions are declared subsequent to quarter end; therefore, the following table represents total cash distributions applicable to the period in which the distributions are earned.

(b)	As a result of the IDR/GP Transaction that occurred on October 30, 2017, our general partner no longer receives IDRs.

Note 12 - Supplemental Cash Flow Information

Supplemental disclosure of cash activities includes interest paid, net of capitalized interest, of $243 million, $165 million and $137 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in millions)

	Year Ended December 31,
	2017	2016	2015
Capital expenditures included in accounts payable at period end	$50	$30	$54
Capital expenditures included in affiliate payable at period end	—	8	—
Capital leases and other	—	2	—
Predecessors’ net liabilities not assumed by Andeavor Logistics	—	22	3
Receivable from affiliate for capital expenditures	4	4	6

December 31, 2017 | 95

Notes to Consolidated Financial Statements

Note 13 - Operating Segments

Our revenues are derived from three operating segments: Terminalling and Transportation, Gathering and Processing and Wholesale. Refer to Note 1 for discussion of the operations included within each of our operating segments.

We evaluate the performance of our segments based primarily on segment operating income and EBITDA. For the purposes of our operating segment disclosure, we present operating income as it is the most comparable measure to the amounts presented in our statements of consolidated operations. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Certain general and administrative expenses and interest and financing costs are excluded from segment operating income as they are not directly attributable to a specific operating segment. Identifiable assets are those used by the segment, whereas other assets are principally cash, deposits and other assets that are not associated with a specific operating segment.

Segment Information Relating to Continuing Operations (in millions)

	Year Ended December 31,
	2017	2016	2015
Revenues
Terminalling and Transportation:
Terminalling	$688	$480	$377
Pipeline transportation	130	125	118
Other revenues	18	—	—
Total Terminalling and Transportation	836	605	495
Gathering and Processing:
NGL sales	369	103	99
Gas gathering and processing	333	264	274
Crude oil and water gathering	228	133	123
Pass-thru and other	165	115	121
Total Gathering and Processing	1,095	615	617
Wholesale (a):
Fuel sales	1,267	—	—
Other wholesale	15	—	—
Total Wholesale	1,282	—	—
Total Segment Revenues	$3,213	$1,220	$1,112

Segment Operating Income
Terminalling and Transportation	$464	$296	$203
Gathering and Processing	257	218	217
Wholesale (a)	15	—	—
Total Segment Operating Income	736	514	420
Unallocated general and administrative expenses	(54)	(27)	(27)
Interest and financing costs, net	(322)	(191)	(150)
Equity in earnings of equity method investments	10	13	7
Other income, net	3	6	—
Earnings Before Income Taxes	$373	$315	$250

96 |

Notes to Consolidated Financial Statements

Segment Information Relating to Continuing Operations (in millions)

	Year Ended December 31,
	2017	2016	2015
Depreciation and Amortization Expense
Terminalling and Transportation	$102	$83	$76
Gathering and Processing	175	107	111
Wholesale (a)	5	—	—
Total Depreciation and Amortization Expense	$282	$190	$187

Capital Expenditures
Terminalling and Transportation	$127	$154	$158
Gathering and Processing	110	119	228
Total Capital Expenditures	$237	$273	$386

(a)	The wholesale business was acquired by Andeavor Logistics as part of the WNRL Merger on October 30, 2017 and the results are only for the period of June 1, 2017 through the end of the period.

Total Identifiable Assets by Operating Segment (in millions)

	December 31,
	2017	2016
Identifiable Assets
Terminalling and Transportation	$2,465	$1,768
Gathering and Processing	5,250	3,392
Wholesale (a)	342	—
Other (b)	112	700
Total Identifiable Assets	$8,169	$5,860

(a)	The Wholesale business was acquired by Andeavor Logistics as part of the WNRL Merger on October 30, 2017.

(b)	Other consists mainly of cash and cash equivalents.

December 31, 2017 | 97

Notes to Consolidated Financial Statements

Note 14 - Quarterly Financial Data (Unaudited)

	Quarters
	First	Second	Third	Fourth	Total Year
2017	(In millions, except per unit amounts)
Revenues	$420	$607	$1,084	$1,102	$3,213
Cost of fuel and other (a)	—	162	554	528	1,244
NGL expense (a)	59	56	64	86	265
Operating expenses	126	152	181	167	626
Operating income	150	169	171	192	682
Net earnings	92	111	111	59	373
Limited partners' interest in net earnings (b)	55	70	97	47	267
Net earnings per limited partner unit (b):
Common - basic	$0.51	$0.63	$0.90	$0.25	$2.11
Common - diluted	$0.51	$0.63	$0.90	$0.25	$2.11
2016
Revenues	$300	$293	$308	$319	$1,220
NGL expense (a)	—	1	1	—	2
Operating expenses	110	106	106	120	442
Operating income	119	118	127	123	487
Net earnings	85	76	81	73	315
Limited partners' interest in net earnings	60	47	48	32	187
Net earnings per limited partner unit (b):
Common - basic	$0.64	$0.48	$0.46	$0.31	$1.87
Common - diluted	$0.64	$0.48	$0.46	$0.31	$1.87

(a)	Excludes direct operating expenses incurred across our operating segments and depreciation and amortization expenses.

(b)	The sum of four quarters may not equal annual results due to rounding or the quarterly number of units outstanding.

98 |

Changes and Disagreements with Accountants, Controls and Procedures and Other Information

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable Securities and Exchange Commission rules) during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

We carried out an evaluation required by Rule 13a-15(b) of the Exchange Act, except as related to disclosure controls and procedures related to WNRL which were excluded from management’s assessment on internal control over financial reporting, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the reporting period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Management Report on Internal Control Over Financial Reporting

Management of Andeavor Logistics LP and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Partnership’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We acquired WNRL on October 30, 2017, and its total assets and revenues constituted 27.1% and 45.3%, respectively, of our consolidated total assets and revenues as shown on our consolidated financial statements as of and for the year ended December 31, 2017. We excluded WNRL’s internal control over financial reporting from the scope of management’s 2017 annual assessment of the effectiveness of our internal control over financial reporting. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). Based on such assessment, management concluded that as of December 31, 2017, the Partnership’s internal control over financial reporting is effective.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Partnership’s consolidated financial statements, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting, included herein.

Item 9B.	Other Information

None.

December 31, 2017 | 99

Internal Control

Report of Independent Registered Public Accounting Firm

To the Unitholders of Andeavor Logistics LP and the Board of Directors of Tesoro Logistics GP, LLC

Opinion on Internal Control over Financial Reporting

We have audited Andeavor Logistics LP’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Andeavor Logistics LP (the “Partnership”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Western Refining Logistics, LP, which is included in the 2017 consolidated financial statements of the Partnership and constituted 27.1% of total assets as of December 31, 2017 and 45.3% of revenues for the year then ended. Our audit of internal control over financial reporting of the Partnership also did not include an evaluation of the internal control over financial reporting of Western Refining Logistics, LP.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2017 and 2016, the related consolidated statements of operations, partners‘ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes of the Partnership and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ ERNST & YOUNG LLP

San Antonio, Texas
February 21, 2018

100 |

Directors, Executive Officers and Corporate Governance

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Management of Andeavor Logistics

Tesoro Logistics GP, LLC (“TLGP”), our general partner, is a wholly-owned subsidiary of Andeavor (“Andeavor”). Our general partner manages our operations and activities on our behalf through its officers and directors. Our common unitholders do not nominate candidates for, or vote for the election of, the directors of the general partner. The general partner is a limited liability company, and its directors are elected by its sole member, which is Andeavor. The directors of our general partner hold office for a term of one year or their earlier death, resignation or removal, or until their successors are duly elected and qualified. The executive officers of the general partner are elected by the Board and hold office until their successors are duly elected and qualified or until their death, resignation or removal.

References in this Part III to our “Board,” “directors,” or “officers” refer to the Board, directors and officers of our general partner.

Director Experience and Qualifications

We believe that the Board, as a whole, should possess a combination of skills, professional experience, and diversity of backgrounds and perspectives necessary to oversee our business and bring different experiences and perspectives to the Board. In addition, there are certain attributes that every director should possess, which are described below. Accordingly, Andeavor and the Board consider the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and our current and future needs.

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

Directors and Executive Officers of Tesoro Logistics GP, LLC (Our General Partner)

Current Directors and Executive Officers of the General Partner

Gregory J. Goff, 61, has served as our Chief Executive Officer and Chairman of the Board of Directors of our general partner since December 2010. Mr. Goff has also served as Chief Executive Officer and President of Andeavor since May 2010, and

December 31, 2017 | 101

Directors, Executive Officers and Corporate Governance

Chairman of Andeavor since December 31, 2014. While he devotes the majority of his time to his roles at Andeavor, Mr. Goff also spends time directly managing our business and affairs. Prior to joining Andeavor, Mr. Goff served as Senior Vice President, Commercial for ConocoPhillips Corporation, an international, integrated energy company, from 2008 to 2010. Mr. Goff also held various other positions at ConocoPhillips from 1981 to 2008, including Managing Director and CEO of Conoco JET Nordic from 1998 to 2000; Chairman and Managing Director of Conoco Limited, a UK-based refining and marketing affiliate, from 2000 to 2002; President of ConocoPhillips Europe and Asia Pacific downstream operations from 2002 to 2004; President of ConocoPhillips U.S. Lower 48 and Latin America exploration and production business from 2004 to 2006; and President of ConocoPhillips specialty businesses and business development from 2006 to 2008. Mr. Goff is a member of the board of directors of the American Fuel and Petrochemical Manufacturers trade association and on the National Advisory Board of the University of Utah Business School. Previously, Mr. Goff served on the board of Chevron Phillips Chemical Company and was a member of the upstream and downstream committees of the American Petroleum Institute. In addition, Mr. Goff has public company experience from his current and prior service on several public company boards. Mr. Goff holds a Bachelor’s degree in Science and Master’s degree in Business Administration from the University of Utah.

We believe Mr. Goff brings to the Board a deep understanding of and unique perspective on our business, operations and market environment, as well as that of Andeavor. Mr. Goff also brings to the Board leadership, industry, strategic planning and operations experience.

Other Current Public Company Directorships: Polyone Corporation (since 2011), Andeavor (since 2010; Andeavor and its subsidiaries collectively own approximately 59% of our partnership interests)

Former Public Company Directorships: DCP Midstream LP (from 2008 until 2010), QEP Midstream Partners, LP (from December 2014 until August 2015)

Raymond J. Bromark, 72, was elected as a member of the Board of Directors of our general partner in March 2011. Mr. Bromark is a retired Partner of PricewaterhouseCoopers LLP (“PwC”), an international accounting and consulting firm. He joined PwC in 1967 and became a Partner in 1980. He was Partner and Head of the Professional, Technical, Risk and Quality Group of PwC from 2000 to 2006, a Global Audit Partner from 1994 to 2000 and Deputy Vice Chairman, Auditing and Business Advisory Services from 1990 to 1994. In addition, he served as a consultant to PwC from 2006 to 2007. In previous years, Mr. Bromark has participated as a member of the Advisory Board of the University of Delaware’s Weinberg Center for Corporate Governance. Mr. Bromark was PwC’s representative on the Executive Committee of the AICPA Center for Public Company Audit Firms. He has also been a member of the Financial Accounting Standards Board Advisory Council, the Public Company Accounting Oversight Board’s Standing Advisory Group, the AICPA’s Special Committee on Financial Reporting, the AICPA’s Securities and Exchange Commission Practice Section Executive Committee and the AICPA’s Ethics Executive Committee.

We believe that Mr. Bromark’s extensive experience in accounting, auditing, financial reporting, compliance and regulatory matters; deep understanding of financial controls and familiarity with large public company audit clients; and extensive experience in leadership positions at PwC bring important and necessary skills to the Board.

Other Current Public Company Directorships: CA, Inc. (since 2007), YRC Worldwide Inc. (since 2011), Frontera Energy Corporation (since 2016)

Former Public Company Directorships: Word Color Press, Inc. (from 2009 to 2010)

Sigmund L. Cornelius, 63, was elected as a member of the Board of Directors of our general partner effective January 2018. Mr. Cornelius has 37 years of experience in the energy industry and has served as the President and Chief Operating Officer of Freeport LNG, a private company that owns and operates an LNG import terminal, since April 2014. From 1980 to 2010 he worked for ConocoPhillips where he retired in 2010 as Senior Vice President, Finance and Chief Financial Officer after serving in a variety of executive management positions including: Senior Vice President, Planning, Strategy and Corporate Affairs, President Exploration and Production-Lower 48, President Global Gas, and President Lower 48, Latin America & Midstream. Prior to that, he served in a variety of commercial, operational and administrative positions in the Midstream and Upstream business units in both domestic and international locations. Mr. Cornelius has served on the board of Carbo Ceramics Inc. since 2009.  He has previously served on the boards of USEC Inc.; Parallel Energy Trust; NiSource Inc.; Columbia Pipeline Group; Western Refining Inc. and DCP Midstream LP. He also serves on the non-profit boards of Theatre Under the Stars, Upbring and Citizens for Animal Protection.

We believe that Mr. Cornelius's significant domestic and international executive experience in the energy industry, knowledge of the refining industry, and extensive experience in the areas of corporate finance, accounting, strategic planning and risk oversight bring important leadership and strategic skills to the Board.

Other Current Public Company Directorships: Carbo Ceramics Inc. (since 2009)

Former Public Company Directorships: Western Refining Inc. (from 2012 until 2017); DCP Midstream GP, LLC (from 2007 until 2008); USEC, Inc. (from 2011 until 2014); NiSource Inc. (from 2011 until 2015); Columbia Pipeline Group, Inc. (from 2015 until 2016) and Parallel Energy Trust (from 2011 until 2016)

102 |

Directors, Executive Officers and Corporate Governance

Ruth I. Dreessen, 61, was elected as a member of the Board of Directors of our general partner effective January 2018. Ms. Dreessen has served as Managing Director of Lion Chemical Partners, LLC, a private equity firm focused on the chemical and related industries, since 2010. Prior to joining Lion Chemical Partners, Ms. Dreessen served as the Executive Vice President and Chief Financial Officer of TPC Group Inc., a leading processor of C4 chemicals, from 2005 to 2010. Before joining TPC Group, Ms. Dreessen served as Senior Vice President, Chief Financial Officer and Director of Westlake Chemical Corporation, a producer of olefins and vinyls. She spent 21 years at JP Morgan Securities and predecessor companies, ultimately as a Managing Director of chemicals investment banking. Ms. Dreessen serves as the independent Chairperson of Gevo, Inc. and has served as a director since March 2012. She is also a member of Gevo’s Audit, Compensation, and Nominating and Corporate Governance Committees. Ms. Dreessen previously served on the boards of Targa Resources LP; Versar, Inc.; the Georgia Gulf Corporation; Westlake Chemical Corporation and the Better Minerals & Aggregates Corporation.

We believe that the leadership skills Ms. Dreessen has developed while serving in several executive positions and as the Chairperson of a publicly traded company, as well as her extensive financial experience, bring important leadership and finance skills to the Board.

Other Current Public Company Directorships: Gevo, Inc. (since 2012)

Former Public Company Directorships: Targa Resources LP (from 2013 until 2016); Versar, Inc. (from 2010 until 2014), Westlake Chemical Corporation (from 2004 until 2005), and Georgia Gulf Corp. (from 2001 until 2003)

James H. Lamanna, 63, was elected as a member of the Board of Directors of our general partner in March 2012. Since January 2011, Mr. Lamanna has served as President of Timeless Triumph LLC, a consulting firm providing advice to companies in the oil and gas industry regarding business plans; health, safety, security and environmental performance; operational efficiency; and plant reliability. From November 2014 to November 2015, he served as a non-executive member of the Board of Directors of North Atlantic Refining Limited, a refining and marketing business in Newfoundland, Canada. Since August 2016, Mr. Lamanna has also served as a non-executive member of the Board of Directors of Island Energy Services, a refining and marketing business in Hawaii. From 2003 to 2010, Mr. Lamanna held a variety of roles with BP P.L.C., a multinational oil and gas company, and its subsidiaries. During that time, he was President of BP Pipelines (North America) Inc. from April 2003 through August 2006, Senior Vice President of BP's U.S. Pipelines and Logistics operations from September 2006 through August 2009 and Vice President of Special Projects for BP's U.S. Refining and Marketing operations from September 2009 through December 2010.

We believe that Mr. Lamanna’s extensive background in both the energy and logistics industries, particularly the leadership skills he developed while serving in several executive positions, brings important leadership and strategic experience to the Board.

Other Current Public Company Directorships: Island Energy Services, LLC (since 2016)

Blane W. Peery, 51, has served as Vice President and Controller of our general partner in November 2016. Prior to that, he served as Vice President, Process Excellence and Chief Information Officer of Andeavor from February 2015 through October 2016. Mr. Peery served as Vice President, Global Business Services at Mylan N.V., a leading global pharmaceutical company. Prior to that he worked for Celanese Corporation, a global technology and specialty materials company, for over 20 years in roles with increasing responsibility, including positions as its Vice President, Global Business Services from October 2012 to March 2014, and its Vice President, Supply Chain from October 2011 to October 2012. Mr. Peery began his career as an auditor for PwC and is a Certified Public Accountant (CPA), Certified Management Accountant (CMA) and Certified in Financial Management (CFM). Mr. Peery holds a Bachelor of Business Administration degree in accounting, which he earned at the University of Texas at Austin.

Kim K. W. Rucker, 51, has served as Executive Vice President and General Counsel of our general partner since March 2016. She has also served as Executive Vice President, General Counsel and Secretary for Andeavor since March 2016. Prior to joining Andeavor, Ms. Rucker served as Executive Vice President, Corporate & Legal Affairs, General Counsel and Corporate Secretary of Kraft Foods Group, Inc., a food and beverage company, from October 2012 until July 2015. She joined Mondelēz International as Executive Vice President, Corporate & Legal Affairs, Kraft Foods North America in September 2012. Prior to that, she served as Senior Vice President, General Counsel and Chief Compliance Officer of Avon Products, Inc., a global manufacturer of beauty and related products, beginning in March 2008 and as Corporate Secretary in February 2009. Ms. Rucker also served as Senior Vice President, Secretary and Chief Governance Officer of Energy Future Holdings Corp. (formerly TXU Corp.), an energy company, from 2004 to 2008. She was also Corporate Counsel for Kimberly-Clark Corporation and a Partner in the Corporate & Securities group at the law firm of Sidley Austin LLP. Ms. Rucker serves on the board of directors of Lennox International Inc. She holds a Bachelor of Business Administration degree in economics from the University of Iowa, a law degree from the Harvard Law School and a master’s in public policy from the John F. Kennedy School of Government at Harvard University.

Don J. Sorensen, 50, has served as Senior Vice President, Operations of our general partner since April 2016, having served as Vice President, Operations since January 2015. He has also served as Senior Vice President, Logistics of a subsidiary of Andeavor since January 2015 and previously served as its Vice President, Integration beginning in August 2012. Mr. Sorensen

December 31, 2017 | 103

Directors, Executive Officers and Corporate Governance

also previously served as Vice President of Andeavor’s Anacortes refinery from 2007 to 2012. Mr. Sorensen holds a Bachelor’s of Science degree in chemical engineering from the Colorado School of Mines, and a Master of Business Administration degree from the University of Utah.

Steven M. Sterin, 46, has served as President, Chief Financial Officer and a member of the Board of Directors of our general partner since May 2017. In this role, he is responsible for our overall strategy, growth and business performance. Previously, Mr. Sterin served as Executive Vice President, Chief Financial Officer and a member of the Board of Directors since April 2016, and as Vice President, Chief Financial Officer and member of the Board since August 2014. Since August 2014, he has served as Executive Vice President and Chief Financial Officer of Andeavor. Prior to joining Andeavor, Mr. Sterin was Senior Vice President and Chief Financial Officer for Celanese Corporation, a global technology and specialty material company, from July 2007 until May 2014 and continued to serve as an employee until August 2014. From December 2010 through January 2013, he was also President of Celanese’s Advanced Fuel Technologies business. Mr. Sterin joined Celanese in 2003 as Director of Finance and Controller for the company’s chemical business and also served as Corporate Controller and Principal Accounting Officer before being appointed Chief Financial Officer in 2007. Prior to Celanese, Mr. Sterin spent six years with global chemicals company Reichhold, Inc., a subsidiary of Dainippon Ink & Chemicals, in a variety of financial positions, including Director of Tax and Treasury in the Netherlands, Global Treasurer and Vice President of Finance for one of the company’s divisions in North Carolina. He started his professional career at Price Waterhouse in 1995. Mr. Sterin has nearly 20 years of financial leadership and over 10 years of large public company chief financial officer experience. He has also served as a member of the Dean’s advisory council at the Red McCombs School of Business (University of Texas at Austin). Mr. Sterin holds a Master of Professional Accounting degree and a Bachelor of Business Administration degree in Accounting, from the University of Texas at Austin. He is also a Certified Public Accountant (CPA) in Texas.

We believe that Mr. Sterin’s expertise in financial reporting, finance, corporate analytics, internal audit, investor relations, taxes, treasury and information technology bring important experience and skills to the Board.

Former Public Company Directorship: QEP Midstream Partners, LP (from 2014 until 2015)

Jeff A. Stevens, 54, was elected as a member of the Board of Directors of our general partner in June, 2017. He has also served as a member of the Board of Directors of Andeavor, which owns our general partner, since 2017. Mr. Stevens served in various capacities at Western Refining, Inc. until its acquisition by Andeavor in 2017, including as a Director since 2005, as President since 2009 and as Chief Executive Officer since 2010. His prior roles at Western Refining include service as Chief Operating Officer from 2008 to 2010, as Executive Vice President from 2005 to 2008, and as Executive Vice President of a Western Refining affiliate from 2000 to 2005. Mr. Stevens also served as the President and Chief Executive Officer of Western Refining Logistics GP, LLC, the general partner of Western Refining Logistics, LP. Mr. Stevens also served on the Board of Directors of Northern Tier Energy GP LLC, the general partner of Northern Tier Energy LP from 2013 to 2017. Mr. Stevens also serves on the board of directors of Vomaris Innovations, Inc., a privately held medical device company.

We believe Mr. Stevens' extensive background in the refined product production and marketing industry, as well as the leadership, strategic planning and risk management experience he developed as an executive officer of several public companies, brings important and valuable experience and expertise to the Board.

Other Current Public Company Directorships: Vomaris Innovations, Inc.; Andeavor (since 2017; Andeavor and its subsidiaries collectively own approximately 59% of our partnership interests)

Former Public Company Directorships: Western Refining Inc. (from 2005 until 2017); Western Refining Logistics GP, LLC, the general partner of Western Refining Logistics, LP (from 2013 until 2017); Northern Tier Energy GP LLC, the general partner of Northern Tier Energy LP (from 2013 until 2017)

Stephan E. Tompsett, 41, has served as Vice President and Treasurer of our general partner and Andeavor since August 2016. He has served as Chief Financial Officer, Logistics for a subsidiary of Andeavor since May 2015. Prior to that time, Mr. Tompsett served in a variety of finance roles at Energy Transfer Partners from February 2011 to May 2015. From September 2008 to January 2011, he was Vice President, Corporate Development at Synthesis Energy Systems. He was an associate at JPMorgan from July 2005 to August 2008. Mr. Tompsett holds a Master of Business Administration degree from the University of Texas at Austin - Red McCombs School of Business and a Bachelor of Science degree in biology and mathematics from the University of Texas at Austin.

Michael E. Wiley, 67, was elected as a member of the Board of Directors of our general partner in April 2015. Mr. Wiley has over 40 years of experience in the energy industry and has served as a member of the Board of Directors of Andeavor, which owns our general partner, since 2005. Most recently he served as Chairman of the Board, President and Chief Executive Officer of Baker Hughes Incorporated, an oilfield services company, from August 2000 until his retirement in October 2004. He was President and Chief Operating Officer of Atlantic Richfield Company, an integrated energy company, from 1998 through May 2000. Prior to 1998, he served as Chairman, President and Chief Executive Officer of Vastar Resources, Inc., an independent oil and gas company. Mr. Wiley is a director of Bill Barrett Corporation, an independent oil and gas company, and Post Oak Bank, N.A., a Houston-based community bank. He also serves as Chairman of Independent Trustees of Fidelity Sector Portfolios.

104 |

Directors, Executive Officers and Corporate Governance

We believe that Mr. Wiley’s extensive background in the energy industry, particularly the leadership skills, strategic planning, and risk management skills he developed while serving in several executive positions; and his prior and current service as a member of several public company boards of directors (including his service on the Board of Directors of Andeavor, which controls our general partner) brings important leadership and strategic experience to the Board.

Other Current Public Company Directorships: Bill Barrett Corporation (since 2005); Post Oak Bank, N.A.; Andeavor (since 2005; Andeavor and its subsidiaries collectively own approximately 59% of our partnership interests)

Director Independence

The Board currently consists of eight directors, four of whom are independent and four of whom are representatives of Andeavor or our general partner. Because we are a limited partnership, we are not required to have a majority of independent directors. We are, however, required to have an audit committee of at least three members, and all of our audit committee members are required to meet the independence and financial literacy tests established by the NYSE and the SEC rules. The Board undertook its annual review of director independence in February 2018 and in the process reviewed the independence of each director. The purpose of these reviews was to determine whether any of the directors had relationships or transactions that were inconsistent with a determination that the nominee is independent. Based on this review, the Board affirmatively determined that each of Messrs. Bromark, Cornelius and Lamanna and Ms. Dreessen has no material relationship with us and has satisfied the independence requirements of the NYSE, applicable SEC rules and our Corporate Governance Guidelines.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our general partner’s directors and executive officers, as well as holders of more than 10% of our common units to file with the SEC initial reports of ownership and reports of changes in ownership of our common units or other equity securities. Based on a review of those forms provided to us and any written representations, we believe that during the year ended December 31, 2017, our directors, executive officers and holders of more than 10% of our common units filed the required reports on a timely basis under Section 16(a), except that Mr. Stevens’ common units acquired in connection with the WNRL Merger were not reported timely.

Board Leadership Structure

Mr. Goff, our general partner’s Chief Executive Officer, serves as Chairman of the Board. The Board believes that he is the director most familiar with Andeavor Logistics’ business and industry, and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. Independent directors and management have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside the Partnership and industry, while the Chief Executive Officer brings Andeavor Logistics-specific experience and expertise. Due to the nature of our business, the impact of Andeavor’s strategy upon Andeavor Logistics’ strategy and the continued business relationships between Andeavor and Andeavor Logistics, the Board believes that the combined role of Chairman of the Board and Chief Executive Officer promotes strategy development and execution and facilitates information flow between management and the Board. In addition, our Corporate Governance Guidelines specify that the Chairman of the Audit Committee will serve as the lead independent director (the “Lead Director”). At each quarterly meeting of the Board, all of our non-management directors meet in an executive session without management participation. Mr. Bromark, who currently serves as the Lead Director, presides at these executive sessions.

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

Committees of the Board of Directors

The Board has an Audit Committee and a Conflicts Committee, each of which has a written committee charter. The Audit Committee charter is available on our website at www.andeavorlogistics.com under “Corporate Governance.” The Board has determined that all of the members of the Audit and Conflicts Committees of the Board meet the independence requirements of the NYSE and the SEC, as applicable. Because we are a limited partnership, we are not required to have a compensation committee or a nominating/corporate governance committee.

December 31, 2017 | 105

Directors, Executive Officers and Corporate Governance

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

The Audit Committee is composed of Messrs. Bromark, Cornelius and Lamanna and Ms. Dreessen, each of whom the Board has determined is financially literate. The Board also has determined that each of Messrs. Bromark and Cornelius and Ms. Dreessen qualifies as an “audit committee financial expert,” as defined by SEC rules. Neither Messrs. Cornelius or Lamanna nor Ms. Dreessen serves on the audit committees of more than three public companies, including us. Mr. Bromark currently serves on the audit committees of four public companies, including us. Our board has considered such service and determined that it does not impair Mr. Bromark’s ability to effectively serve on our Audit Committee. Mr. Bromark acts as Chair of the Audit Committee.

Audit Committee Report
The Audit Committee represents and assists the Board in fulfilling its responsibilities for general oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence and the performance of our internal audit function and independent audit firm.

Our management is primarily responsible for our internal control and financial reporting process. Our independent registered public accounting firm, Ernst & Young LLP (“EY”), is responsible for performing an independent audit of our consolidated financial statements and issuing opinions on the conformity of those audited financial statements with United States generally accepted accounting principles and the effectiveness of our internal control over financial reporting. The Audit Committee monitors our financial reporting process and reports to the Board on its findings.

The Audit Committee manages our relationship with our independent auditors. EY has served as our independent registered public accounting firm since 2008 and reports directly to the Audit Committee. Representatives of EY regularly meet with the Audit Committee without management present. Matters discussed between EY and the Audit Committee include significant accounting policies applied in our financial statements, alternative accounting treatments, and the overall quality of our financial reporting. The Audit Committee has the authority and receives appropriate funding to obtain advice and assistance from outside legal, accounting or other advisors as it deems appropriate.

The Audit Committee annually reviews the independence, performance, quality control procedures and fees of EY prior to or in connection with the Audit Committee’s determination of whether to retain EY or engage another firm as our independent auditor. The Audit Committee also reviews the scope of and overall plans for the annual audit and approves the terms of EY’s engagement letter. Among other things, our annual evaluation of EY addresses EY’s independence; EY’s historical and recent performance as our independent auditor; the quality, effectiveness and candor of EY’s discussions with the Company and the Audit Committee; the quality, timeliness and clarity of materials presented by EY to the Audit Committee; the accessibility, responsiveness, technical competence, objectivity, efficiency and professionalism of the lead audit partner and other members of the audit team assigned to our account; the familiarity of EY with our operations and industry; external data relating to audit quality and performance, including PCAOB reports on EY and its peer firms; EY’s tenure as our independent auditor; the impact to the Company of changing auditors; and the appropriateness of EY’s fees.

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

(4)
Based on the review and discussions referred to in paragraphs (1) through (3) above, the Audit Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2017, for filing with the SEC.

106 |

Directors, Executive Officers and Corporate Governance

The undersigned members of the Audit Committee have submitted this Report to the Board of Directors as of February 19, 2018.

Raymond J. Bromark, Chairman
Sigmund L. Cornelius
Ruth I. Dreessen
James H. Lamanna

Conflicts Committee
Our partnership agreement contains provisions that modify and limit our general partner’s fiduciary duties to our unitholders. Our partnership agreement also restricts the remedies available to unitholders for actions taken by our general partner that, without those limitations, might constitute breaches of its fiduciary duty. Whenever a conflict arises between our general partner or its affiliates, on the one hand, and us and our limited partners, on the other hand, our general partner will resolve that conflict. Our general partner may, but is not required to, seek the approval of such resolution from our conflicts committee. The conflicts committee will determine whether the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence and experience standards established by the NYSE for audit committee members. Any matters approved by the conflicts committee will be conclusively deemed to be approved by all of our partners and not a breach by our general partner of any duties it may owe us or any other partners. Our Conflicts Committee is comprised of Messrs. Bromark, Cornelius and Lamanna and Ms. Dreessen, each of whom the Board has determined to meet the requirements to serve on the Conflicts Committee. Mr. Cornelius acts as Chair of the Conflicts Committee.

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

•	reviewing and approving all aspects of direct and indirect compensation other than retirement and benefits for our executive officers who do not also serve as executive officers of Andeavor; and

•	administering and granting awards to our officers and employees under our long-term incentive plan.

The Chairman of the Board abstains from voting in any decision related to his own compensation, which is approved solely by the independent directors.

Code of Business Conduct and Corporate Governance Guidelines

We have adopted a Code of Business Conduct and Ethics for Senior Financial Executives that is specifically applicable to the CEO, the CFO, the Controller and persons performing similar functions. In addition, we have a Code of Business Conduct that applies to all of our directors, officers and employees. We have also adopted Corporate Governance Guidelines that, along with the charters of our Board committees, provide the framework for our governance processes. Our Code of Business Conduct and Ethics for Senior Financial Executives, Code of Business Conduct, and Corporate Governance Guidelines are available on our website at www.andeavorlogistics.com under “Investors” and “Governance.” We will post on our website any amendments to, or waivers from, either of our Codes requiring disclosure under applicable rules within four business days following the date of the amendment or waiver.

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

c/o Chairman of the Audit Committee
Tesoro Logistics GP, LLC
19100 Ridgewood Parkway
San Antonio, Texas 78259

December 31, 2017 | 107

Executive Compensation

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Our general partner, Tesoro Logistics GP, LLC, a wholly-owned subsidiary of Andeavor, manages our operations and activities on our behalf through its officers and directors. References in this Item 11 to our “Board,” “directors,” “officers,” “named executive officers,” “Chairman,” “compensation program,” or similar terms refer to the Board, directors, officers, named executive officers, Chairman and compensation program of our general partner or Andeavor, as applicable.

Named Executive Officers
This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our executive compensation programs and key executive compensation decisions made for 2017. It also explains the most important factors relevant to those decisions. This CD&A provides context and background for the compensation for our named executive officers (“NEOs”), as reflected in the compensation tables that follow the CD&A. Our NEOs for 2017 were:

•	Gregory J. Goff, Chief Executive Officer and Chairman of the Board;

•	Steven M. Sterin, President, Chief Financial Officer and Director;

•	Don J. Sorensen, Senior Vice President, Operations;

•	Kim K. W. Rucker, Executive Vice President and General Counsel; and

•	Phillip M. Anderson, Former President and Director.

Mr. Anderson resigned as our President and as a Director, effective May 22, 2017, to focus on his new role at Andeavor. Accordingly, this CD&A and the accompanying tables reflect only the portion of his compensation allocated to us for the time period from January 1, 2017 through May 22, 2017.

During 2017, Messrs. Goff, Sterin, Sorensen and Anderson and Ms. Rucker were the only executive officers who received compensation for services to us.

Compensation Decisions and Allocation of Compensation Expenses

Under the terms of the Amended Omnibus Agreement, we pay an annual administrative fee to Andeavor of $13 million for the provision of general and administrative services for our benefit. The general and administrative services covered by this fee include, without limitation, information technology services; legal services; health, safety and environmental services; human resources services; executive management services of Andeavor employees who devote less than a majority of their business time to our business and affairs; financial and administrative services (including treasury and accounting); and insurance coverage under Andeavor’s insurance policies. None of the services covered by the administrative fee are assigned any particular individual value.

Messrs. Goff and Sterin and Ms. Rucker are NEOs for both us and Andeavor. Although they provide services to both us and Andeavor, no portion of the administrative fee is specifically allocated to services they provide us. Decisions related to their compensation are made by Andeavor’s compensation committee. Other than equity awards we granted them, no portion of their compensation or other benefits for 2017 was allocated to us. Accordingly, this CD&A and the accompanying tables reflect only the equity awards we granted to them. Information with respect to other compensation decisions for Messrs. Goff and Sterin and Ms. Rucker can be found in Andeavor’s annual proxy statement.

In addition to the administrative fee discussed above, we reimburse Andeavor for certain expenses incurred on our behalf, allocated to us pursuant to Andeavor’s allocation methodology, including 90% of Mr. Sorensen’s compensation expenses, and 100% of Mr. Anderson’s compensation expenses (for the period from January 1, 2017 through May 22, 2017), in each case other than long-term incentive awards made directly by Andeavor.

Mr. Sorensen serves as an officer of several Andeavor subsidiaries. Accordingly, decisions related to Mr. Sorensen’s compensation are made by Andeavor’s compensation committee. However, because Mr. Sorensen also serves as our executive officer and we are allocated a significant portion of his compensation, our Board must approve decisions related to his compensation. These compensation decisions are delegated to our Chairman and independent directors.

Mr. Anderson’s only officer role with Andeavor from January 1, 2017 through May 22, 2017 (until his resignation to focus on his role at Andeavor) was as our President. Decisions related to his compensation as our President were made by our Board (based in large part on the recommendation of Andeavor’s compensation committee), as delegated to our Chairman and independent directors.

Awards made under the Andeavor Logistics LP 2011 Long-Term Incentive Plan (as amended and restated, the “LTIP”) to our NEOs are determined by our Chairman and our independent directors; however, such awards may only be made following the recommendation of Andeavor’s compensation committee.

108 |

Executive Compensation

How We Determine Executive Compensation

Compensation Philosophy
Our NEO compensation program is structured similarly to Andeavor’s executive compensation program. The following discussion reflects such executive compensation philosophy and pay practices as they relate to how our officers are compensated. The elements of compensation discussed below, and any decisions with respect to future changes to the levels of such compensation, are subject to the discretion of Andeavor’s compensation committee, and, with respect to Mr. Sorensen, our Chairman of the Board and independent directors. References to our compensation philosophy and program refer to the compensation philosophy of our general partner or Andeavor, as applicable.

Our compensation philosophy is to offer competitive compensation and benefit programs that will attract and retain the talented executives and employees critical to executing our strategic priorities and exemplifying our core values.

Our executive compensation programs are comprised of a mix of fixed and variable cash and equity-based pay, with a significant portion of actual total compensation dependent on meeting financial and operational objectives. These programs are designed around the following concepts:

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

Compensation Consultants
Our Board does not have a compensation committee and has not hired its own compensation consultant. BDO USA, LLP was engaged to provide compensation consulting services and market data to Andeavor’s and our compensation department and executive management, which the Board may use from time to time to make compensation decisions.

Comparative Analysis
In October 2016, a market study was presented to our Chairman of the Board and independent directors in contemplation of 2017 compensation decisions. A similar market study was presented to our Chairman of the Board and independent directors in October 2017 in contemplation of 2018 compensation decisions. Our Chairman of the Board and independent directors review the peer group annually and consider changes based on acquisitions, consolidations and spin-offs.

Our compensation peer group used for 2017 compensation decisions was:

•	Buckeye Partners, L.P.	•	Shell Midstream Partners, L.P.
•	DCP Midstream Partners, LP	•	Spectra Energy Partners, LP
•	EnLink Midstream Partners LP	•	Summit Midstream Partners, L.P.
•	Genesis Energy, L.P.	•	Sunoco Logistics Partners L.P.
•	Holly Energy Partners, L.P.	•	Targa Resources Corp.
•	MPLX, L.P.	•	Valero Energy Partners, L.P.
•	NuStar Energy L.P.	•	Western Gas Partners, LP
•	Phillips 66 Partners, L.P.	•	Western Refining Logistics, L.P.
The group includes 16 master limited partnerships (“MLPs”), with a median market capitalization (as of September 2016) of approximately $4.9 billion and ranging from approximately $1.2 billion to approximately $13.1 billion. Our market capitalization as of such date was approximately $4.5 billion. Because the number of MLPs in the energy industry is relatively small, only a portion of the peer companies are involved in the liquid petroleum products business, and only a portion of them are sponsored MLPs (as opposed to stand-alone MLPs) with a parent company like Andeavor. Peer data is supplemented with total compensation information extracted from a general industry survey. For purposes of the performance phantom units granted in February 2017, we used a separate performance peer group, as discussed in more detail below under “Elements of Executive Compensation—Long-Term Incentive Awards.”

December 31, 2017 | 109

Executive Compensation

Elements of Executive Compensation

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

Compensation Element	Objective	Key Features	Performance-Based / At Risk?
Base Salary	Reflects executive responsibilities, job characteristics, seniority, experience and skill set Designed to be competitive with those of comparable companies with which we compete for talent	Reviewed annually and subject to adjustment based on market factors, individual performance, experience and leadership	NO
Annual Cash Incentive	Rewards executives’ contributions to the achievement of predetermined Andeavor corporate, business unit and individual goals	Establishes performance measures to best align performance relative to meeting financial and safety goals, ultimately driving unitholder value	YES - Pays out only based on achievement of established measurable goals Does not pay out if established threshold goals are not achieved
Performance Phantom Units (Long-Term Equity Awards)	Correlates executives’ pay with relative increases (as compared to a peer group) in unitholder value over a three-year period	In periods of low relative performance, executives realize little or no value In periods of high relative performance, executives may realize substantial value	YES - Pays out only based on increased relative unitholder value May not vest depending upon unitholder return

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

Base Salaries
Base salaries for our NEOs are structured in accordance with Andeavor’s overall compensation program and pay practices and, with respect to Messrs. Sorensen and Anderson (prior to his resignation), are reviewed annually by our Chairman and independent directors. As part of their annual review of compensation in February 2017, our Chairman and independent directors approved an increase in Mr. Sorensen’s base salary from $410,000 to $424,400, and an increase in Mr. Anderson’s base salary from $380,000 to $395,200, in each case to bring his base salary to a more competitive level based on the market study data. In February 2018, our Chairman and independent directors approved an increase in Mr. Sorensen’s base salary to $456,300 to bring his base salary to a more competitive level based on market data.

Annual Performance Incentives
Andeavor and we believe that annual cash-based incentives drive achievement of annual performance goals and objectives, which create additional unitholder value. In February 2017, Andeavor’s compensation committee approved the terms of the 2017 Incentive Compensation Program (the “ICP”) for Andeavor’s NEOs and other employees, including our NEOs.

110 |

Executive Compensation

Andeavor’s ICP Structure
Andeavor’s ICP uses a mix of objectives designed to focus management on key areas of performance and allows for cascading corporate goals down the Andeavor organization from corporate through business units to individuals. Andeavor’s ICP provides all employees under the program, including our NEOs, with the same upward and downward bonus opportunity (0% below threshold; 50% at threshold; 100% at target; 200% at maximum). The calculation of total 2017 ICP bonus payout is determined as follows:

Total ICP Bonus Payout	=	[	Bonus Eligible Earnings	x	Target Bonus %	x	% Overall Performance Achieved	]	+/-	Individual Performance Adjustment

For Messrs. Goff and Sterin and Ms. Rucker, 2017 ICP payouts were determined by measuring Andeavor’s corporate performance, as assessed by Andeavor’s compensation committee, against pre-established performance levels. Andeavor’s compensation committee may adjust Andeavor’s performance results to take into account unplanned or unanticipated business decisions or events that are outside of management’s control, unusual or non-recurring items, and other factors, to determine the total amount, if any, payable under the 2017 ICP. Information with respect to 2017 ICP payouts for Messrs. Goff and Sterin and Ms. Rucker can be found in Andeavor’s annual proxy statement.

For Messrs. Sorensen and Anderson, 2017 ICP payouts were determined by measuring Andeavor’s corporate performance, as assessed by Andeavor’s compensation committee, against pre-established performance levels, adjusted up or down by the CEO in his discretion based on each executive’s (i) business unit performance and (ii) individual performance. Business unit performance criteria include cost management, improvements in EBITDA, and business improvement and value creation initiatives. Similar to the overall structure of the ICP, the business unit targets were set at stretch levels that were challenging and would generate significant value for our unitholders.

Andeavor’s Corporate Performance
Andeavor’s corporate performance included the following measures:

•
EBITDA was the most heavily weighted metric and is measured on a margin neutral basis, rather than a reported basis, by excluding fluctuations in commodity prices (and thereby fluctuations in margins) over which management has little influence. Adjustments were also made to account for Western Refining acquisition costs and synergies, marketing-related adjustments, benefit-related adjustments and asset impairment charges.

•
Cost management metric measures operating expenditures and administrative expenses less certain adjustments. The cost metric excludes refining energy costs, annual incentive compensation costs, stock-based compensation expense, non-controllable expenses for postretirement employee benefits (pension, medical, life insurance) and insurance costs (property, casualty and liability). Adjustments were made to account for Western Refining acquisition costs and synergies, and costs related to the acquisition of North Dakota gathering and processing assets.

•	Growth & productivity improvements include growth from income-generating capital improvements, margin improvement initiatives, organic growth initiatives and other smaller projects.

•
Process safety and environmental safety are critical to Andeavor’s success and reflect its ability to operate its assets in a safe and reliable manner. Because Andeavor believes in continuous improvement, each of the safety metrics is measured by improvement compared to the average incident rate for the prior three year period.

For 2017, Andeavor’s compensation committee assessed Andeavor’s corporate performance against these pre-established performance measures as follows:

Corporate Goals	Weighting (%)	% Achieved
Margin-neutral EBITDA of $2.78 billion	50	52%
Management of costs to no more than $2.75 billion	15	193%
Growth & Productivity improvements of $420 million	20	200%
Process Safety Management improvement	7.5	75%
Environmental Safety improvement	7.5	—
Overall Andeavor Performance Achieved		101%

December 31, 2017 | 111

Executive Compensation

ICP Payouts for 2017. Taking into consideration Andeavor’s corporate performance, as assessed by Andeavor’s compensation committee, adjusted by the CEO in his discretion based on each executive’s (i) business unit performance and (ii) individual performance, the 2017 annual bonus payouts for Messrs. Sorensen and Anderson under Andeavor’s ICP were:

Name	Bonus Eligible Earnings (a)	Target Bonus	Overall Performance Achieved	Calculated Bonus Payout	Individual Performance Adjustments	Total Bonus Payout
Don J. Sorensen (b)	$422,185	75%	96.8%	$306,506	—	$306,506
Phillip M. Anderson (c)	$164,862	80%	99.3%	$130,966	—	$130,966

(a)	Bonus Eligible Earnings is based on salary earned during the 2017 calendar year.

(b)	The numbers in this table show Mr. Sorensen’s full ICP payout for 2017. As discussed above, 90% of Mr. Sorensen’s cash compensation is allocated to us.

(c)
Mr. Anderson resigned as our President and as a Director, effective May 22, 2017, to focus on his new role at Andeavor. Accordingly, his eligible earnings shown represent only the portion of his eligible earnings, and his payout amounts represent only the portion of his ICP payout, for the time period from January 1, 2017 through May 22, 2017.

Long-Term Incentive Awards
We believe that our senior leaders, including our NEOs, should have an ongoing stake in our success and their interests should be aligned with those of our unitholders. Accordingly, we believe that these leaders should receive a considerable portion of their total compensation in the form of equity-based incentives.

Our general partner has adopted the LTIP primarily for the benefit of our and our affiliates’ (including Andeavor) eligible officers, employees and directors who perform services for us. Awards are generally made on an annual basis to reward service or performance by our non-employee directors, executive officers and key employees.

Following a recommendation by Andeavor’s compensation committee, in the first quarter of 2017, our Chairman and independent directors granted awards under the LTIP to our NEOs. The number of units granted was consistent with Andeavor’s compensation structure, which grants executive officers and key employees an aggregate target value of long-term incentive awards under both our LTIP and Andeavor’s long-term incentive programs. For Messrs. Goff and Sterin and Ms. Rucker, this value was comprised 25% of our performance phantom units and 75% of Andeavor performance equity awards. For Messrs. Sorensen and Anderson, this value was comprised 50% of our performance phantom units and 50% of Andeavor performance equity awards. Andeavor’s compensation committee and we believe that these allocations are appropriate given each executive’s respective responsibilities.

Each performance phantom unit award will vest based on the achievement of relative total unitholder return over a performance period from February 16, 2017 through February 16, 2020, as compared to the performance of a peer group of companies. The peer companies currently include Alerian MLP ETF; Buckeye Partners, L.P.; DCP Midstream Partners, LP; Enbridge Energy Partners, L.P.; EnLink Midstream Partners, LP; Genesis Energy L.P.; Holly Energy Partners L.P.; Magellan Midstream Partners L.P.; MPLX L.P.; NuStar Energy L.P.; ONEOK Partners, L.P.; and Western Gas Partners, LP. These companies were selected based on our view that key stakeholders compare our business results and relative performance with these companies. The payout will range from none of the units vesting, to vesting of 200% of the units, as follows.

Relative Total Unitholder Return	Payout as a % of Target
90th percentile and above	200%
75th percentile	150%
50th percentile	100%
30th percentile	50%
Below 30th percentile	—

The performance phantom units granted to our NEOs in 2017 included tandem distribution equivalent rights to receive an amount equal to all or a portion of the cash distributions made on units while they remain outstanding.

Payout of Long-Term Incentive Awards
The performance phantom units granted to executives in February 2015 represented the right to receive common units at the end of the January 1, 2015 through December 31, 2017 performance period depending upon Andeavor Logistics’ achievement of relative total unitholder return against a defined performance peer group. Andeavor Logistics’ total unitholder return of (0.19)% ranked in the 73rd percentile, which resulted in a payout of 145.45% of the target amount in January 2018. These payouts are reported in the “Option Exercises and Stock Vested in 2017” table below.

Executive Benefits
To promote consistency with Andeavor’s overall practices and our compensation philosophy, and to adopt a best practice compensation design, we generally do not provide perquisites to our executive officers. However, to remain competitive and

112 |

Executive Compensation

attract quality executives, we allow our executives to participate in our relocation program, which is generally available to all management. Our executive officers do not receive a tax gross-up associated with any relocation benefits. This program also includes a recoupment provision in the event employment is terminated within a two-year period.

Andeavor and we provide health and welfare benefits to employees, including our NEOs. Andeavor also maintains non-contributory qualified and non-qualified retirement plans for its officers and other eligible employees. Our NEOs are eligible to participate in Andeavor’s retirement plans in accordance with their terms.

Severance Benefits
Mr. Sorensen participates in Andeavor’s Executive Severance and Change-in-Control Plan, and Mr. Anderson is party to a management stability agreement with Andeavor. These arrangements contain change-in-control provisions, as described in more detail below, which Andeavor provides to help it to attract and retain talented individuals for these important positions. In addition, each of the NEOs participates in the severance policy maintained for Andeavor’s employees, as described in more detail below. The change of control arrangements and potential payouts associated with termination events are described below under “2017 Potential Payments Upon Termination or Change in Control”.

Additional Compensation Components
In the future, as Andeavor and we formulate and implement the compensation programs for our NEOs, Andeavor and we may provide different and/or additional compensation components, benefits and/or perquisites to our NEOs, to ensure they are provided with a balanced, comprehensive and competitive compensation structure. Andeavor and we believe maintaining flexibility to adapt compensation structures is important to properly attract, motivate and retain the top executive talent for which we compete.

Equity Grant and Trading Policies

We have not formally adopted an equity award governance policy, but generally follow the policy adopted by Andeavor’s compensation committee under which all long-term equity incentives are granted. The policy prohibits the issuance of unit options or unit appreciation awards at a price lower than the closing sale price of our common units on the grant date. We generally grant equity awards in late January or February of each year. Andeavor and we have chosen this time because it is a time each calendar year at which our results of operations from the previous year are available to Andeavor’s compensation committee and our Chairman and independent directors. Andeavor and we do not purposely accelerate or delay the public release of material information, or otherwise time equity grants in coordination with the public release of material information, in order to allow the grantee to benefit from a more favorable stock price.

We maintain a policy on trading in company securities which prohibits, among other things, all employees and directors from entering into transactions when in possession of material non-public information or from participating in short-term trading or hedging activities involving our securities. The policy requires directors, senior executives and certain other insiders to follow preclearance procedures for all transactions involving our securities. It also prohibits them from trading in derivative securities (other than equity-settled awards granted under our plans) or holding our securities in a margin account or otherwise pledging them as collateral for a loan.

Clawback Policy

In January 2012, our Board adopted a compensation recoupment, or clawback, policy providing that, in the event of a material restatement of our financial results due to misconduct, our independent directors will review all annual incentive payments and long-term incentive compensation awards made to any individual then serving as our vice president or above, or as our company controller or other officer with substantial responsibility for accounting matters, on the basis of having met or exceeded specific performance targets in grants or awards made after January 19, 2012, which occur during the 24-month period prior to restatement. If such compensation would have been lower had it been calculated based on such restated results, our independent directors will, to the extent permitted by governing law, seek to recoup for our benefit such compensation to any of the officers described above whose misconduct caused or significantly contributed to the material restatement, as determined by the independent directors. Notwithstanding the foregoing, with respect to any such officer who serves as an executive officer of Andeavor, thereby requiring that such officer’s awards under the LTIP be granted only following a recommendation made by Andeavor’s board of directors or compensation committee, our independent directors will only seek such recoupment of benefits after consultation with Andeavor’s board of directors or compensation committee.

December 31, 2017 | 113

Executive Compensation

CEO Pay Ratio

Until our acquisition of Western Refining Logistics, LP (“WNRL”), completed October 30, 2017, neither we nor our subsidiaries had any employees. We gained approximately 518 employees employed by subsidiaries of WNRL upon that acquisition. The rule requiring disclosure of our CEO pay ratio permits us to omit the employees of a newly-acquired entity from our pay ratio calculation for the fiscal year in which the acquisition occurred. With the omission of the WNRL employees, we have no employees for purposes of the ratio and, accordingly, have not calculated a CEO pay ratio for 2017. We expect the CEO pay ratio disclosure with respect to employees of Andeavor, including our NEOs, to be set forth in Andeavor’s annual proxy statement.

Compensation Committee Interlocks and Insider Participation

As discussed above, executive officer compensation is determined by our Chairman, who serves as our Chief Executive Officer, and independent directors (the “Committee”). Mr. Goff, our Chairman and Chief Executive Officer, is also an executive officer of Andeavor. No other member of the Committee is an executive officer of another entity at which one of our executive officers serves on the board of directors. Please see Item 13—Certain Relationships and Related Transactions, and Director Independence for more information about relationships between us and Andeavor.

Compensation Committee Report

Our Chairman and independent directors (the “Committee”) have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The undersigned members of the Committee have submitted this Report to the Board of Directors as of February 19, 2018.

Gregory J. Goff
Raymond J. Bromark
Sigmund L. Cornelius
Ruth I. Dreessen
James H. Lamanna

114 |

Executive Compensation

2017 Summary Compensation Table

Name and Principal Position	Year	Salary (a)	Unit Awards (b)	Non-Equity Incentive Plan Compensation (c)	Change in Pension Value and Non-qualified Compensation Earnings (d)	All Other Compensation (e)	Total
Gregory J. Goff (f) Chairman and Chief Executive Officer	2017	$—	$2,812,571	$—	$—	$—	$2,812,571
	2016	—	2,129,175	—	—	—	2,129,175
	2015	—	2,345,798	—	—	—	2,345,798
Steven M. Sterin (f) Executive Vice President, Chief Financial Officer and Director	2017	—	575,020	—	—	—	575,020
	2016	—	431,919	—	—	—	431,919
	2015	—	410,558	—	—	—	410,558
Don J. Sorensen Senior Vice President, Operations	2017	380,215	325,056	275,855	401,155	37,771	1,420,052
	2016	366,404	243,345	297,281	269,017	387,525	1,563,572
	2015	342,000	234,633	318,745	153,939	281,277	1,330,594
Kim K.W. Rucker (f) Executive Vice President and General Counsel	2017	—	437,547	—	—	—	437,547
	2016	—	324,444	—	—	—	324,444
Phillip M. Anderson (g) Former President and Director	2017	156,034	275,019	130,966	163,557	6,397	731,973
	2016	378,365	202,820	340,235	250,421	11,341	1,183,182
	2015	361,700	211,123	380,586	196,615	26,247	1,176,271

(a)
As discussed above under “Compensation Decisions and Allocation of Executive Compensation,” Andeavor allocates a portion of the compensation expenses for Messrs. Sorensen and Anderson to us. Amounts in this column reflect the portion of the base salary expense allocated to us by Andeavor: 90% for Mr. Sorensen and 100% for Mr. Anderson through May 22, 2017, the date he ceased service as our executive officer.

(b)
Amounts in this column for 2017 reflect the aggregate grant date fair value of performance phantom units granted during the fiscal year, calculated in accordance with U.S. GAAP, as described in Note 1 to our consolidated financial statements in Item 8. The aggregate grant date fair value of these performance phantom units at the highest level of performance, resulting in 200% payout, would be as follows for 2017: Mr. Goff - $5,625,142; Mr. Sterin - $1,150,040; Mr. Sorensen - $650,112; Ms. Rucker - $875,094; and Mr. Anderson - $550,038. For Messrs. Goff and Sterin and Ms. Rucker, this amount represents 25% of their 2017 long-term incentive values as recommended by the Andeavor compensation committee and awarded by the Board of our general partner. This column does not include grants of performance share awards or market stock units to the executive officers by Andeavor, which are not allocated to us.

(c)
Amounts in this column reflect the compensation expense allocated to us by Andeavor with respect to awards under Andeavor’s ICP: 90% for Mr. Sorensen and 100% for Mr. Anderson through May 22, 2017, the date he ceased service as our executive officer.

(d)
Amounts in this column reflect the portion of the change in pension value during the fiscal year allocated to us by Andeavor. For Mr. Sorensen, this amount is 90% for all periods shown. For Mr. Anderson, this amount is 100% for 2015 and 2016, and 39% for 2017 (for the period from January 1, 2017 through May 22, 2017, the date he ceased service as our executive officer).

(e)
Amounts in this column reflect the portion of other expenses allocated to us by Andeavor: 90% for Mr. Sorensen, and 100% for Mr. Anderson through May 22, 2017, the date he ceased service as our executive officer. For 2017, these amounts reflect the following:

(1)
Andeavor Thrift Plan Contributions: Andeavor provides matching contributions dollar-for-dollar up to 6% of eligible earnings for all employees who participate in the Andeavor Thrift Plan. The portion of the matching contributions allocated to us for 2017 was $18,380 for Mr. Sorensen and $6,397 for Mr. Anderson. In addition, Andeavor provides a profit-sharing contribution to the Thrift Plan. This discretionary contribution, calculated as a percentage of employee’s base pay based on a pre-determined target for the calendar year, can range from 0% to 4% based on actual performance.

(2)
Andeavor Executive Deferred Compensation Contributions: Andeavor matches participants’ base salary contributions dollar-for-dollar up to 4% of eligible earnings above the IRS salary limitation ($270,000 for 2017). The portion of the matching contributions allocated to us for 2017 was $19,391 for Mr. Sorensen.

(f)
As discussed above under “Compensation Decisions and Allocation of Executive Compensation,” no portion of the compensation or other benefits, other than equity awards granted under our LTIP, for Messrs. Goff and Sterin and Ms. Rucker is allocated to us. Accordingly, this table shows only the performance phantom units granted to them under our LTIP.

(g)
Mr. Anderson ceased service as our executive officer, effective May 22, 2017, to focus on his role at Andeavor. Amounts shown reflect the portion of his compensation allocated to us through May 22, 2017.

December 31, 2017 | 115

Executive Compensation

Grants of Plan-Based Awards in 2017

Name	Award Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts Under Equity Incentive Plan Awards (b)			Grant date fair value of unit awards (c)
			Threshold	Target	Maximum	Threshold	Target	Maximum
Mr. Goff	Phantom Units	2/16/2017	$—	$—	$—	19,027	38,054	76,108	$2,812,571
Mr. Sterin	Phantom Units	2/16/2017	—	—	—	3,890	7,780	15,560	575,020
Mr. Sorensen	Annual Incentive	N/A	142,487	284,975	569,949	—	—	—	—
	Phantom Units	2/16/2017	—	—	—	2,199	4,398	8,796	325,056
Ms. Rucker	Phantom Units	2/16/2017	—	—	—	2,960	5,920	11,840	437,547
Mr. Anderson	Annual Incentive	N/A	65,945	131,889	263,778	—	—	—	—
	Phantom Units	2/16/2017	—	—	—	1,861	3,721	7,442	275,019

(a)
“Threshold” represents the minimum payout for the performance metrics under the ICP assuming that the minimum level of performance is attained. “Target” represents the amount payable if the performance metrics are reached. “Maximum” represents the maximum payout for the performance metrics under the ICP assuming that the maximum level of performance is attained. See “Annual Performance Incentives” above for more information about awards under the ICP. Amounts in these columns reflect the range of compensation expense allocated to us by Andeavor with respect to awards under Andeavor’s ICP: 90% for Mr. Sorensen and 100% for Mr. Anderson for the period from January 1, 2017 through May 22, 2017, the date he ceased service as our executive officer. These columns do not show the ICP range for Messrs. Goff and Sterin or Ms. Rucker, as no portion of their ICP payout was allocated to us.

(b)
Amounts in these columns show the number of performance phantom units granted during 2017 under our LTIP as described under “Long-Term Incentive Awards” above. This award is contingent on our achievement of relative total unitholder return at the end of the performance period from February 16, 2017 through February 16, 2020. Actual payouts will vary based on relative total unitholder return, ranging from none of the units vesting, to a threshold vesting of 50% of the units, up to a maximum vesting of 200% of the units.

(c)	Amounts in this column show the grant date fair value of the awards computed in accordance with financial accounting standards.

116 |

Executive Compensation

Outstanding Equity Awards at 2017 Fiscal Year End

	Equity Awards
Name	Grant Date	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units, Units or Other Rights That Have Not Vested (a)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units, Units or Other Rights That Have Not Vested ($)(b)
Mr. Goff	2/16/2017	—	—	38,054	1,867,926
	2/9/2016	—	—	44,238	2,323,521
Mr. Sterin	2/16/2017	—	—	7,780	381,891
	2/9/2016	—	—	8,974	471,343
Mr. Sorensen	2/16/2017	—	—	4,398	215,881
	2/9/2016	—	—	5,056	265,557
Ms. Rucker	2/16/2017	—	—	5,920	290,590
	3/14/2016	—	—	6,741	354,059
Mr. Anderson	2/16/2017	—	—	3,721	182,650
	2/9/2016	—	—	4,214	221,333

(a)
These awards are performance phantom units, which provide the right to receive a number of common units at the end of the performance period depending upon our achievement of relative total unitholder return against a defined performance peer group. Each award will vest at the end of the relevant performance period, subject to performance, as set forth below. For each award, the number of unvested units and the payout values shown assume a payout at target. The payout value also includes any outstanding distribution equivalent rights (“DERs”) that will be paid once the award has vested and the payout results have been certified by our Board. The performance period for each outstanding award, as well as the value of outstanding DERs included in the payout value, is:

	Performance Phantom Units (Performance Period: 2/16/2017-2/16/2020)		Performance Phantom Units (Performance Period: 1/1/2016-12/31/2018)
Name	DERs ($) (b)	Grant Date	DERs ($) (b)	Grant Date
Mr. Goff	110,212	February 2017	280,168	February 2016
Mr. Sterin	22,532	February 2017	56,834	February 2016
Mr. Sorensen	12,737	February 2017	32,021	February 2016
Ms. Rucker	17,146	February 2017	42,692	March 2016
Mr. Anderson	10,777	February 2017	26,688	February 2016

(b)	The market value was calculated using the closing price of our common units on December 29, 2017 ($46.19).

Option Exercises and Stock Vested in 2017

We have not granted any options to purchase our units.

	Unit Awards
Name	Number of Units Acquired on Vesting (a)	Value Realized on Vesting (b)
Mr. Goff	51,085	$3,150,959
Mr. Sterin	8,941	551,487
Mr. Sorensen	5,110	315,188
Ms. Rucker	—	—
Mr. Anderson	4,598	283,609

(a)	Reflects the vesting and payout of the performance phantom units granted in 2015 to Messrs. Goff, Sterin, Sorensen and Anderson.

(b)
Calculated by multiplying the number of units granted by the performance payout factor approved by our Board on January 18, 2018, and then multiplied by the closing price of our common units on that date ($52.40). These amounts include the following amounts paid in DERs: Mr. Goff - $474,105; Mr. Sterin - $82,979; Mr. Sorensen - $47,424; and Mr. Anderson - $42,673.

December 31, 2017 | 117

Executive Compensation

Pension Benefits in 2017

The following table shows the estimated pension benefits provided under the Andeavor Pension Plan and the Andeavor Restoration Retirement Plan (the “Restoration Plan”) for each of our NEOs.

Name	Plan Name	Years of Credited Service (a)	Present Value of Accumulated Benefit (b)	Payments During Last Fiscal Year
Mr. Goff	— (c)	— (c)	$ — (c)	— (c)
Mr. Sterin	— (c)	— (c)	— (c)	— (c)
Mr. Sorensen	Andeavor Pension Plan	22	1,019,426	—
	Restoration Plan	22	885,311	—
Ms. Rucker	— (c)	— (c)	— (c)	— (c)
Mr. Anderson	Andeavor Pension Plan	12	680,207	—
	Restoration Plan	12	1,369,729	—

(a)
Due to a freeze of credited service as of December 31, 2010, credited service values for the Andeavor Pension Plan are less than actual service values. Credited service is used to calculate the Final Average Pay portion of the Pension Plan benefit. The Cash Balance portion of the retirement benefit that went into effect on January 1, 2011 does not utilize credited service.

(b)
The present values of the accumulated plan benefits are equal to the value of the retirement benefits at the earliest unreduced age for each plan using the assumptions as of December 31, 2017 for financial reporting purposes. These assumptions include a discount rate of 3.65%, a cash balance interest crediting rate of 3.00%, the use of the RP-2017 Mortality Table with generational mortality improvements in accordance with Scale MP-2017 and for the Andeavor Pension Plan, that each employee will elect a lump sum payment at retirement using an interest rate of 3.65% and the PPA 2018 Mortality Table. We reimburse Andeavor for the pension expense that is allocated to us. During 2017, a portion of the pension expense for Messrs. Sorensen and Anderson was allocated to us by Andeavor: 90% for Mr. Sorensen and 100% for Mr. Anderson for the period from January 1, 2017 through May 22, 2017, the date he ceased service as our executive officer. However, the amounts reflected in the table represent the full present value of the accumulated benefit for Messrs. Sorensen and Anderson.

(c)
As discussed above under “Compensation Decisions and Allocation of Executive Compensation,” no portion of the compensation expense for retirement benefits for Messrs. Goff and Sterin or Ms. Rucker is allocated to us.

Descriptions of the Andeavor Pension Plan and the Restoration Plan follow:

Andeavor Pension Plan
This plan is a tax-qualified pension plan with a monthly retirement benefit made up of two components: (i) a Final Average Pay (“FAP”) benefit for service through December 31, 2010, and (ii) a Cash Balance account based benefit for service after December 31, 2010. The final benefit payable under the Andeavor Pension Plan is equal to the value of the sum of both the FAP and the Cash Balance components on the participant’s benefit commencement date.

For service prior to December 31, 2010, the FAP benefit is 1.1% of final average compensation for each year of service through December 31, 2010, plus 0.5% of average compensation in excess of the Social Security Covered Compensation limit for each year of service through December 31, 2010, up to 35 years. Final average compensation is the monthly average of compensation (including base pay plus bonus but limited to the maximum compensation and benefit limits allowable for qualified plans under the Internal Revenue Code) over the consecutive 36-month period in the last 120 months preceding retirement that produces the highest average.

For service after 2010, participants earn pay and interest credits under the Cash Balance component. Pay credits are determined based on a percentage of eligible pay at the end of each quarter ranging from 4.5% to 8.5% of pay based on a participant’s age at the end of each quarter. Interest is credited quarterly on account balances based on a minimum of 3%, the 10-Year Treasury Bonds or the 30-Year Treasury Bonds, whichever is higher. The Cash Balance benefit component for service after 2010 is always based on the actual balance of the cash balance account as of the payment date and is not subject to any reduction for payment prior to normal retirement.

Benefits are generally payable the first day of the month following the attainment of age 65 and the completion of at least 3 years of service. If a participant qualifies for early retirement (age 50 with service plus age greater than or equal to 80, which is referred to as “80-point early retirement,” or age 55 with 5 years of service, which is referred to as “regular early retirement”), the FAP benefit component will be reduced by a subsidized early retirement factor prior to age 65. Under the 80-point early retirement definition, the FAP benefit component may be paid at age 60 without reduction or earlier than age 60 with a reduction of 5% per year for each year the age at retirement is less than 60. Under the regular early retirement definition, the FAP benefit component may be paid at age 62 without reduction or earlier than age 62 with a reduction of approximately 7.14% per year for each year prior to age 62. If an employee does not qualify for early retirement upon separation from service, they will be eligible for an actuarially equivalent FAP benefit based on their age at the date the benefit is paid without an early retirement subsidy.

As of December 31, 2017, each of Messrs. Sorensen and Anderson are eligible to receive a payment under the Andeavor Pension Plan without an early retirement subsidy for the FAP portion of the benefit.

118 |

Executive Compensation

Andeavor Restoration Pension Plan
This plan is a non-qualified plan designed to restore the benefit which is not provided under the qualified Pension Plan due to compensation and benefit limitations imposed under the Internal Revenue Code. Any NEO terminating employment prior to becoming eligible for a benefit under either the Andeavor Executive Security Plan or the Andeavor Supplemental Executive Retirement Plan, as applicable, and after attaining three years of service credit, will receive a supplemental pension benefit under this plan.

The plan provides a benefit equal to the difference between the actual qualified Pension Plan benefit paid to the participant, and the benefit that would have otherwise been paid to the participant under the Pension Plan, without regard to certain Internal Revenue Code limits. The plan also provides for certain death and disability benefits in the same manner as provided in the qualified Pension Plan. Generally, the death benefit provides an equivalent FAP benefit and full Cash Balance account value as of the date of death. The disability benefit provides continued benefit accruals during the period of disability up to age 65.

As of December 31, 2017, the present value of these death and disability benefits was: Mr. Sorensen - $679,933 for death and $1,098,614 for disability, and Mr. Anderson - $1,092,884 for death and $1,370,219 for disability. A portion of any such expense would be allocated to us by Andeavor: 90% for Mr. Sorensen, and 100% for Mr. Anderson for the period from January 1, 2017 through May 22, 2017, the date he ceased service as our executive officer.

Non-Qualified Deferred Compensation in 2017

The following table sets forth information regarding the contributions to, and year-end balances under, the Andeavor Executive Deferred Compensation Plan for the NEOs in 2017. As the value of an executive’s balance may be tied significantly to contributions made prior to the time he began providing services to us, the amount shown is not necessarily reflective of the expenses allocated to us.

Name	Executive Contributions in Last Fiscal Year (a)	Registrant Contributions in Last Fiscal Year (b)	Aggregate Earnings in Last Fiscal Year (c)	Aggregate Withdrawals/Distributions	Aggregate Balance at Last Fiscal Year-End
Mr. Goff (d)	$—	$—	$—	$—	$—
Mr. Sterin (d)	—	—	—	—	—
Mr. Sorensen	178,584	23,068	49,789	—	813,682
Ms. Rucker (d)	—	—	—	—	—
Mr. Anderson	—	1,401	604	—	9,586

(a)	Amounts shown include amounts reflected in the base salary and Non-equity Incentive Plan Compensation columns of the Summary Compensation Table for Mr. Sorensen.

(b)
As discussed above under “Compensation Decisions and Allocation of Executive Compensation,” Andeavor allocates a portion of the compensation expenses for Messrs. Sorensen and Anderson to us. This table shows the full amounts of the contributions, earnings and year-end balances for each of Messrs. Sorensen and Anderson; the portion allocated to us is included in the All Other Compensation column of the Summary Compensation Table.

(c)
Amounts shown reflect the change in the market value pertaining to the investment funds in which the NEOs have chosen to invest their contributions and Andeavor’s contribution under the Andeavor Executive Deferred Compensation Plan.

(d)	As discussed above under “Compensation Decisions and Allocation of Executive Compensation,” no portion of the compensation expense for Messrs. Goff and Sterin or Ms. Rucker is allocated to us.

Andeavor Executive Deferred Compensation Plan (“EDCP”)
This plan provides executives and key management personnel (including our NEOs) the opportunity to make additional pre-tax deferrals that cannot be made under our qualified 401(k) plan, due to salary and limitations imposed under the Internal Revenue Code.

Participants may elect to defer up to 50% of their base salary and/or up to 100% of their annual bonus compensation after FICA tax deductions. Andeavor matches the participant’s base salary contributions dollar-for-dollar up to 6% of eligible earnings above the IRS salary limitation (i.e., $270,000 for 2017). Participants that are eligible for supplemental retirement benefits under the Andeavor Executive Security Plan are eligible to defer compensation under the EDCP, but are not eligible for the matching provisions of the EDCP.

The EDCP also permits Andeavor to make discretionary contributions to participants’ accounts from time to time in amounts and on such terms as Andeavor may determine. No such additional discretionary contributions have been made on behalf of any of our NEOs’ accounts to date.

December 31, 2017 | 119

Executive Compensation

2017 Potential Payments Upon Termination or Change-In-Control

Messrs. Goff, Sterin and Sorensen and Ms. Rucker participate in Andeavor’s Executive Severance and Change in Control Plan, and Mr. Anderson is party to a management stability agreement with Andeavor, in each case entitling them to certain benefits in the event of a termination without “Cause,” a resignation with “Good Reason,” or a “Termination following a change-in Control” in the event of a termination without cause or by the NEO with good reason within two years following a change-in-control (with such terms as defined in such plan or agreement). This compensation is in addition to the pension benefits, including certain termination-related pension benefits, described above under “Pension Benefits in 2017.”

The following table reflects the estimated amount of compensation for each NEO upon certain termination events, in each case assuming such event occurred as of December 31, 2017, under the plans and agreements in place on such date. The actual payments an executive would be entitled to could only be determined based upon the actual occurrence and circumstances surrounding an actual termination.

Name	Scenario	Severance ($)	Accelerated Equity Vesting ($)	Retirement Benefits ($)	Health Benefits ($)	Outplacement Services ($)	Total ($)
Mr. Goff (a)	w/o Cause or w/Good Reason	—	461,803	—	—	—	461,803
	Term. after Change-in-Control	—	4,191,448	—	—	—	4,191,448
	Retirement or Voluntary Term.	—	461,803	—	—	—	461,803
	Death	—	461,803	—	—	—	461,803
	Disability	—	461,803	—	—	—	461,803
	w/Cause	—	—	—	—	—	—
Mr. Sterin (a)	w/o Cause or w/Good Reason	—	—	—	—	—	—
	Term. after Change-in-Control	—	853,234	—	—	—	853,234
	Retirement or Voluntary Term.	—	—	—	—	—	—
	Death	—	420,371	—	—	—	420,371
	Disability	—	420,371	—	—	—	420,371
	w/Cause	—	—	—	—	—	—
Mr. Sorensen (b)	w/o Cause or w/Good Reason	1,036,803	—	—	25,716	34,830	1,097,349
	Term. after Change-in-Control	1,336,860	481,438	—	30,859	—	1,849,157
	Retirement or Voluntary Term.	—	—	—	—	—	—
	Death	—	237,039	—	—	—	237,039
	Disability	—	237,039	—	—	—	237,039
	w/Cause	—	—	—	—	—	—
Ms. Rucker (a)	w/o Cause or w/Good Reason	—	—	—	—	—	—
	Term. after Change-in-Control	—	644,649	—	—	—	644,649
	Retirement or Voluntary Term.	—	—	—	—	—	—
	Death	—	316,786	—	—	—	316,786
	Disability	—	316,786	—	—	—	316,786
	w/Cause	—	—	—	—	—	—
Mr. Anderson (b)	w/o Cause or w/Good Reason	—	—	—	—	—	—
	Term. after Change-in-Control	596,700	157,553	110,572	16,980	—	881,805
	Retirement or Voluntary Term.	—	—	—	—	—	—
	Death	—	77,355	—	—	—	77,355
	Disability	—	77,355	—	—	—	77,355
	w/Cause	—	—	—	—	—	—

(a)
As discussed above under “Compensation Decisions and Allocation of Executive Compensation,” no portion of the compensation or other benefits, other than equity awards granted under our LTIP, for Messrs. Goff and Sterin and Ms. Rucker would be allocated to us. Accordingly, this table shows only the accelerated vesting of performance phantom units granted to them under our LTIP.

(b)
As discussed above under “Compensation Decisions and Allocation of Executive Compensation,” Andeavor allocates a portion of the compensation expenses for Messrs. Sorensen and Anderson to us. Amounts in this table reflect the portion of the severance payment or benefit that would be allocated to us by Andeavor: 90% for Mr. Sorensen and 100% for Mr. Anderson for the period from January 1, 2017 through May 22, 2017, the date he ceased service as our executive officer.

Accrued Benefits

In each scenario, Messrs. Sorensen and Anderson would be entitled to certain accrued benefits, including any accrued but unpaid base salary to the date of termination, any accrued but unpaid expenses, any unused vacation pay, any unpaid bonuses for a prior period to which they are entitled per the incentive compensation program, and any other benefits to which they are

120 |

Executive Compensation

entitled. The portion of the accrued benefits that would be allocated to us by Andeavor would be 90% for Mr. Sorensen and 100% for Mr. Anderson for the period from January 1, 2017 through May 22, 2017, the date he ceased service as our executive officer.

Severance

Involuntary Termination Without Cause
Pursuant to the Andeavor Executive Severance and Change-in-Control Plan, Mr. Sorensen would receive an amount equal to one and one-half times the sum of his base salary and the average bonuses paid during the preceding three years. Severance would be paid in a lump sum following the end of the six months after termination. The portion of the severance that would be allocated to us by Andeavor, as reflected in the table, is 90% for Mr. Sorensen.

Termination with a Change-in-Control
Pursuant to the Andeavor Executive Severance and Change-in-Control Plan, in the event of termination by Andeavor without cause or by him with good reason within two years following a change-in-control of Andeavor, Mr. Sorensen would receive an amount equal to two times his base salary and target bonus. Pursuant to Mr. Anderson’s management stability agreement, in the event of a termination by Andeavor without cause or by him with good reason within two years following a change-in-control of Andeavor (which would result in a change-in-control of our general partner and Andeavor Logistics), he would receive an amount equal to two times the sum of his base salary and target annual bonus, as well as a pro-rated bonus for the year of termination. The severance amounts (excluding the pro-rated bonus, as applicable) would be paid in a lump sum after their termination. The portion of the severance that would be allocated to us by Andeavor, as reflected in the table, is 90% for Mr. Sorensen and 100% for Mr. Anderson, for the period from January 1, 2017 through May 22, 2017, the date he ceased service as our executive officer. These benefits would not be payable in the case of a change-in-control of Andeavor Logistics that did not also constitute a change-in-control of Andeavor.

Accelerated Equity Vesting

Involuntary Termination Without Cause
Pursuant to the applicable award agreements, each NEO would receive a pro-rated payout of his or her performance phantom units based on actual performance at the end of the performance period and would be paid the accumulated DERs on those units.

Termination with a Change-in-Control
Pursuant to the applicable award agreements, in the event of a qualifying termination, each NEO would vest in his or her performance phantom units at the greater of actual performance or target and would be paid the accumulated DERs accumulated on those units.

Retirement or Voluntary Termination
Pursuant to the applicable award agreements, as Mr. Goff is retirement eligible, he would receive a pro-rated award of his performance phantom units based on the actual performance at the end of the performance period along with the accumulated DERs. Messrs. Sterin, Sorensen and Anderson and Ms. Rucker would forfeit all unvested performance phantom awards, along with the accumulated DERs, as they are not retirement eligible.

Death and Disability
Pursuant to the applicable award agreements, as Mr. Goff is retirement eligible, he would receive a pro-rated award of his performance phantom units based on the actual performance at the end of the performance period along with the accumulated DERs. Messrs. Sterin, Sorensen and Anderson and Ms. Rucker would receive a pro-rated award of their performance phantom units based on the target performance with the accumulated DERs.

Retirement Benefits

Termination with a Change-In-Control
Pursuant to his management stability agreement, Mr. Anderson would receive two additional service credits under the current non-qualified supplemental pension plans. The portion of this benefit that would be allocated to us by Andeavor, as reflected in the table, is 100% for the period from January 1, 2017 through May 22, 2017, the date he ceased service as our executive officer. This benefit would not be payable in the case of a change-in-control of Andeavor Logistics that did not also constitute a change-in-control of Andeavor.

Health Coverage

Involuntary Termination Without Cause
Pursuant to Andeavor’s Executive Severance and Change-in-Control Plan, Mr. Sorensen would receive medical benefits for eighteen months following the termination. The portion of this benefit that would be allocated to us by Andeavor, as reflected in the table, is 90%. This benefit would not be payable in the case of a change-in-control of Andeavor Logistics that did not also constitute a change-in-control of Andeavor.

December 31, 2017 | 121

Executive Compensation

Termination with a Change-in-Control
Pursuant to Andeavor’s Executive Severance and Change-in-Control Plan, Mr. Sorensen would receive medical benefits for two years following the qualifying termination. Pursuant to Mr. Anderson’s management stability agreement, he would receive health and welfare coverage for two years following the termination. The portion of the benefits that would be allocated to us by Andeavor, as reflected in the table, is 90% for Mr. Sorensen and 100% for Mr. Anderson for the period from January 1, 2017 through May 22, 2017, the date he ceased service as our executive officer. These benefits would not be payable in the case of a change-in-control of Andeavor Logistics that did not also constitute a change-in-control of Andeavor.

Outplacement Services

Involuntary Termination Without Cause
Pursuant to Andeavor’s Executive Severance and Change-in-Control Plan, Mr. Sorensen would receive outplacement services for up to twelve months following the termination. The portion of this benefit that would be allocated to us by Andeavor, as reflected in the table, is 90%.

Risk Considerations in our Compensation Programs

In July 2017, Andeavor’s management, in consultation with the independent consultant to Andeavor’s compensation committee, performed an assessment of the risk associated with Andeavor’s compensation programs. Andeavor’s 2017 assessment included an evaluation of Andeavor Logistics’ compensation framework. In October 2017, management reviewed with our Chairman and independent directors the portion of the analysis relating to management’s assessment of our employees, including executives, and discussed the concept of risk as it relates to our compensation programs. The assessment and discussions concluded the following:

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

We have established a clawback policy that allows the Board to recoup incentive compensation received by a senior executive for misconduct resulting in a material financial restatement. The clawback policy is discussed in more detail above under “Clawback Policy.”

Compensation of our Directors

Our directors who also serve as officers or employees of either us or Andeavor do not receive additional compensation for their service as our director. Directors who are not officers or employees of either us or Andeavor receive compensation as “non-employee directors.”

Under our director compensation program, each non-employee director receives a compensation package consisting of an annual retainer of $142,000, payable $61,000 in cash and $81,000 in an award of service phantom units, an additional retainer for service as the chair of a standing committee of $15,000, and meeting attendance fees of $1,500 per meeting (for attendance in person or by telephone). We also reimburse our non-employee directors for travel and lodging expenses they incur in connection with attending meetings of the Board or its committees.

Service phantom units granted to non-employee directors under our long-term incentive plan generally vest one year from the grant date. Cash distribution equivalent rights accrue with respect to these phantom units and are distributed upon vesting. If the non-employee director’s termination from the Board is due to death or disability, his service phantom units will automatically vest along with any accrued cash distribution equivalent rights. If termination is due to any other reason, the non-employee director will receive a pro-rated award for the number of full months served during the vesting period along with any accrued cash distribution equivalent rights. The pro-rated award vests one year from the grant date. The number of units granted is determined by dividing the equity portion of the annual retainer by the average closing price of our common units on the NYSE over a ten business-day period ending on the third business day prior to the grant date and rounding any resulting fractional units to the nearest whole unit.

122 |

Executive Compensation

Service phantom units are granted annually to directors in conjunction with the Board’s approval of our Annual Report on Form 10-K. New non-employee directors receive a pro-rata award of service phantom units upon joining the Board. Messrs. Bromark, Goldman, Lamanna, O’Connor and Wiley each received 1,400 phantom units in conjunction with the Board’s approval of our Annual Report on Form 10-K in February 2017. Mr. Stevens received 1,085 phantom units on June 1, 2017, the effective date of his election to the Board. Mr. Cornelius and Ms. Dreessen each received 228 phantom units on January 1, 2018, the effective date of their election to the Board.

2017 Director Compensation Table

The following table shows the compensation we paid to our non-employee directors in 2017:

Name	Fees Earned or Paid in Cash ($) (a)	Fair Value of Service Phantom Unit Awards ($) (b)	All Other Compensation	Total
Raymond J. Bromark	133,000	82,782	—	215,782
Robert W. Goldman (c)	31,489	82,782	—	114,271
James H. Lamanna	115,000	82,782	—	197,782
Thomas C. O’Connor (d)	131,500	82,782	—	214,282
Jeff A. Stevens (e)	40,083	57,581	—	97,664
Michael E. Wiley	79,000	82,782	—	161,782

(a)
The amounts shown in this column include the portion of the annual retainer earned in 2017, any individual retainers for serving as the chair of a committee earned in 2017 and the Board and committee meeting fees paid in 2017.

(b)
The amounts shown in this column represent the aggregate grant date fair value of the directors’ portion of the annual retainer paid in service phantom units computed in accordance with U.S. GAAP. The following table shows the total service phantom units outstanding as of December 31, 2017 for each individual who served as a non-employee director during 2017. No options or other equity-based awards have been granted to the non-employee directors.

Name	Service Phantom Units Outstanding
Raymond J. Bromark	1,400
Robert W. Goldman (c)	233
James H. Lamanna	1,400
Thomas C. O’Connor (d)	1,400
Jeff A. Stevens (e)	1,085
Michael E. Wiley	1,400

(c)
Mr. Goldman retired from the Board effective May 4, 2017. Per the terms of the award, upon Mr. Goldman’s retirement from the Board he received a pro-rated portion of his unvested award previously granted to him.

(d)
The amount shown reflects the full amount of the award; however, per the terms of the award agreement, this award was pro-rated to 1,167 outstanding service phantom units upon Mr. O’Connor’s retirement from the Board effective January 1, 2018.

(e)	Mr. Stevens joined the Board effective June 1, 2017.

Compensation for our management directors is discussed above in the CD&A, the Summary Compensation Table and the other compensation tables included herein.

December 31, 2017 | 123

Security Ownership and Related Stockholder Matters

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Security Ownership by Directors and Executive Officers

The following table shows the number of our common units beneficially owned as of February 15, 2018 for each director and NEO, and our current directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the common units listed, and none of the common units shown are pledged as security. As of February 15, 2018, there were 217,164,424 common units outstanding (including 127,889,386 common units held by Andeavor and its affiliates).

	Aggregate Number of Common Units Beneficially Owned		Percent of Total Outstanding Common Units
Gregory J. Goff	131,480		*
Phillip M. Anderson	27,284		*
Raymond J. Bromark	13,970	(1)	*
Sigmund L. Cornelius	1,308		*
Ruth I. Dreessen	—		*
James H. Lamanna	13,194	(1)	*
Kim K.W. Rucker	—		*
Don J. Sorensen	4,941		*
Steven M. Sterin	16,391		*
Jeff A. Stevens	235,277		*
Michael E. Wiley	1,400	(1)	*
All Current Directors and Executive Officers as a Group (12 individuals)	417,961		*

*	Less than 1% of the common units outstanding.

(1)	Includes 1,400 common units underlying phantom units that vest within 60 days of February 15, 2018.

124 |

Security Ownership and Related Stockholder Matters

The following table shows the number of shares of Andeavor common stock beneficially owned as of February 15, 2018 for each director and NEO, and our current directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of Andeavor’s common stock listed, and none of the shares listed are pledged as security. As of February 15, 2018, there were 153,764,533 shares of Andeavor common stock outstanding.

	Aggregate Number of Shares Beneficially Owned		Percent of Total Outstanding	Additional Information
Gregory J. Goff	764,170		*	Includes 151,513 shares underlying stock options and 620 shares under the Andeavor 401(k) Plan
Phillip M. Anderson	8,325		*	Includes 1,773 shares under the Andeavor 401(k) Plan
Raymond J. Bromark	—		*
Sigmund L. Cornelius	—		*
Ruth I. Dreessen	—		*
James H. Lamanna	—		*
Kim K.W. Rucker	—		*
Don J. Sorensen	14,349		*
Steven M. Sterin	36,126		*
Jeff A. Stevens	1,445,999		*
Michael E. Wiley	41,150		*
All Current Directors and Executive Officers as a Group (12 individuals)	2,306,645	(1)	1.5%

*	Less than 1% of the outstanding common stock of Andeavor.

(1)	Includes 1,526 shares of restricted stock and 1,883 market stock units scheduled to vest within 60 days as well as 190 shares under the Andeavor 401(k) Plan.

Security Ownership by Certain Beneficial Owners

The following table shows the beneficial owners of 5% or more of any class of our outstanding units, based on information available as of February 15, 2018. Unless otherwise indicated, each person listed has sole voting and investment power with respect to the common units listed, and none of the common units shown are pledged as security. As of February 15, 2018, there were 217,164,424 common units outstanding (including 127,889,386 common units held by Andeavor and its affiliates).

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Common Units	Percent of Common Units
Andeavor (a) 19100 Ridgewood Parkway San Antonio, TX 78259	127,889,386	58.9%
Tortoise Capital Advisors, LLC (b) 11550 Ash Street, Suite 300 Leawood, KS 66211	12,597,120	5.8%

(a)
As of February 15, 2018, Andeavor directly held 15,620,925 common units. Affiliates of Andeavor also held common and TexNew Mex units: Tesoro Refining & Marketing Company LLC directly held 8,219,002 common units, including 151,021 common units held through its wholly-owned subsidiary, Carson Cogeneration Company; Tesoro Alaska Company LLC directly held 571,065 common units; Western Refining Southwest, Inc. directly and indirectly held 14,853,542 common units and 80,000 TexNew Mex units; and Tesoro Logistics GP, LLC directly held 88,624,852 common units and the non-economic general partner interest. Andeavor is the ultimate parent company of each such entity and may, therefore, be deemed to beneficially own the units held by each such entity.

(b)
Based on Amendment No. 9 to a Schedule 13G/A filed with the SEC on February 13, 2018, Tortoise Capital Advisors has sole voting and dispositive power with respect to 279,036 common units, shared voting power with respect to 10,811,902 common units, and shared dispositive power with respect to 12,318,084 common units.

December 31, 2017 | 125

Security Ownership and Related Stockholder Matters

Equity Compensation Plan Information

Information Regarding Tesoro Logistics GP, LLC’s Equity Compensation Plans, as of December 31, 2017

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (c)
Equity Compensation plans approved by security holders	362,546	—	1,078,798
Equity compensation plans not approved by security holders	—	—	—
Total	362,546	—	1,078,798

(a)
The amounts in column (a) of this table reflect only phantom units that have been granted under the Andeavor Logistics LP 2011 Long-Term Incentive Plan, as amended and restated on October 4, 2016. No unit options have been granted. Each phantom unit shown in the table represents a right to receive (upon vesting and payout) a specified number of our common units. Vesting and payout may be conditioned upon achievement of pre-determined performance objectives (typically total unitholder return over a defined period) or conditioned only upon continued service with us and our affiliates. For illustrative purposes, the maximum payment (i.e., a 200% ratio) provided by the provisions of the award agreements has been assumed for vesting and payout of performance-related grants. Payment at target levels (i.e., a 100% ratio) would result in 237,809 units to be issued and 1,203,535 units remaining available for future issuance.

(b)	No value is shown in column (b) because the phantom units do not have an exercise, or strike, price.

(c)	For illustrative purposes, a maximum payment (i.e., a 200% ratio) has been assumed for vesting and payout of outstanding performance-related grants.

126 |

Certain Relationships and Related Transactions, and Director Independence

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Party Transactions

As of February 15, 2018, Andeavor owns 127,889,386 common units, representing an approximately 59% interest in us. Transactions with Andeavor and its affiliated entities are considered to be related party transactions because Andeavor and its affiliates own more than 5% of our equity interests. In addition, Messrs. Goff, Sterin, Peery and Tompsett, and Ms. Rucker serve as executive officers of both Andeavor and our general partner.

Whenever a conflict arises between our general partner or its affiliates, on the one hand, and us or our affiliates, on the other hand, our general partner will resolve that conflict. Although not required, we anticipate that our general partner will ask its Conflicts Committee to approve the fairness of significant transactions, such as the acquisition of logistics assets from Andeavor for which we have a right of first offer. See “Committees of the Board of Directors - Conflicts Committee” in Item 10.

The board of directors of our general partner has not adopted a formal written related-person transaction approval policy. However, in the event of a potential related person transaction other than potential conflicts transactions of the type described above, we expect that our general partner would use the following procedure when reviewing, approving or ratifying the related person transaction. For these purposes, a “related person” is a director, nominee for director, executive officer or holder of more than 5% of our common stock, or any immediate family member of a director, nominee for director or executive officer. This procedure applies to any financial transaction, arrangement or relationship or any series of similar financial transactions, arrangements or relationships in which we are a participant and in which a related person has a direct or indirect interest, except:

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

Merger, Purchase and Sale Transactions
Effective October 30, 2017, we closed our merger with WNRL (the “WNRL Merger”) at a purchase price of approximately $1.7 billion. WNRL public unitholders received 0.5233 units of Andeavor Logistics for each WNRL unit held while Andeavor effectively received 0.4639 units as certain units held by Andeavor’s subsidiaries were canceled in the transaction. The combined effective exchange ratio for the WNRL Merger was 0.4921 units of Andeavor Logistics for every unit of WNRL.

Simultaneously with the closing of the WNRL Merger: (i) the IDRs held by TLGP were canceled, (ii) the general partner interests in us held by TLGP were converted into a non-economic general partner interest in us, and (iii) Andeavor and its affiliates, including TLGP, agreed to increase and extend existing waivers on distributions to Andeavor and its affiliates by $60 million to an aggregate of $160 million between 2017 and 2019. As consideration for the IDR/GP Transaction, we issued TLGP 78.0 million common units.

On November 8, 2017, we acquired logistics assets located in Anacortes, Washington from a subsidiary of Andeavor for total consideration of $445 million.

Distributions
We make cash distributions to our unitholders, including to Andeavor as the direct and indirect holder of approximately 127,889,386 common units. During 2017, we distributed approximately $208.6 million to Andeavor and its affiliates with respect to common units and approximately $127.0 million with respect to the general partner interest (including incentive distribution

December 31, 2017 | 127

Certain Relationships and Related Transactions, and Director Independence

rights). Andeavor waived its right to $50 million of distributions related to incentive distribution rights paid in 2017. In connection with the WNRL Merger, Andeavor and its affiliates, including TLGP, agreed to increase and extend existing waivers on distributions to Andeavor and its affiliates by $60 million to an aggregate of $160 million between 2017 and 2019.

Prior to the WNRL Merger, WNRL made cash distributions to its unitholders, including to Western Refining, Inc., as the direct and indirect holder of approximately 32,018,847 common units. On August 18, 2017, WNRL distributed to Western Refining, a subsidiary of Andeavor following its acquisition by Andeavor on June 1, 2017, approximately $15 million with respect to common units and $4 million with respect to incentive distribution rights.

Omnibus Agreement
We are party to the Fourth Amended and Restated Amended Omnibus Agreement (as amended, the “Amended Omnibus Agreement”) with Andeavor and various Andeavor subsidiaries that addresses, among other things:

•
our obligation to pay Andeavor an annual corporate services fee, currently in the amount of approximately $13 million, for the provision by Andeavor and its subsidiaries of certain centralized corporate services, as well as our obligation to reimburse Andeavor for all other direct or allocated costs and expenses incurred by Andeavor or its affiliates on our behalf;

•	an agreement by Andeavor and certain of its affiliates not to compete with us under certain circumstances;

•	our right of first offer to acquire certain logistics assets from Andeavor and certain of its affiliates;

•
the indemnification obligations of the parties for certain claims, losses and expenses attributable to certain environmental, title, tax and other liabilities relating to assets contributed by Andeavor and its subsidiaries to us; and

•	the granting of a license from Andeavor to us with respect to use of the Andeavor name and trademark.

So long as Andeavor controls our general partner, the Amended Omnibus Agreement will remain in full force and effect unless terminated by the parties. If Andeavor ceases to control our general partner, either Andeavor or our general partner may terminate the Amended Omnibus Agreement, provided that the indemnification obligations of the parties made under the agreement will remain in full force and effect in accordance with their terms.

Andeavor charged us approximately $203.6 million pursuant to this agreement during 2017. During 2017, approximately $63.2 million related to expenses, capital expenditures and deferred tank reimbursement charges was reimbursed to us pursuant to this agreement.

Secondment and Logistics Services Agreement
We and our subsidiaries are party to a First Amended and Restated Secondment and Logistics Services Agreement with Andeavor and certain of its subsidiaries, including our general partner (collectively the “Andeavor Group”) which covers the provision to us by the Andeavor Group of certain operational services, such as communications, electricity, software services, security, fire and safety, maintenance and certain environmental services. The agreement also governs the use of certain facilities of the parties by various entities. We and our subsidiaries pay the Andeavor Group an annual service fee for services performed by certain Andeavor Group field-level employees. Additionally, our general partner’s employees may be seconded to Andeavor to provide operational and maintenance services related to certain assets, for which associated costs Andeavor reimburses our general partner. Andeavor charged us approximately $28.7 million, and we charged Andeavor approximately $7.7 million, pursuant to this agreement during 2017.

Western Refining Omnibus and Services Agreements
Andeavor acquired Western Refining effective June 1, 2017; thus, the following reflects transactions between Western Refining and its subsidiaries, and WNRL and its subsidiaries, from June 1, 2017 through December 31, 2017.

Western Refining Omnibus Agreement - WNRL and Western Refining, and certain of their subsidiaries, were party to an Omnibus Agreement under which Western Refining provided, and WNRL reimbursed Western Refining for, certain general and administrative services, as well as certain other direct or allocated costs and expenses incurred by Western Refining on WNRL’s behalf. Western Refining also agreed to indemnify WNRL for certain environmental and other liabilities, and WNRL agreed to indemnify Western Refining for events and conditions associated with WNRL’s operations and for environmental liabilities related to WNRL’s assets. This agreement was terminated effective November 8, 2017, upon incorporation of the legacy Western Refining entities into the Fourth Amended and Restated Omnibus Agreement between Andeavor and Andeavor Logistics. From June 1, 2017 through December 31, 2017, Western Refining charged WNRL approximately $6.3 million pursuant to this agreement.

Operational Services Agreement - WNRL and Western Refining, and certain of their subsidiaries, were party to an Operational Services Agreement under which WNRL reimbursed Western Refining for Western Refining’s provision of certain personnel to provide operational services to WNRL and under WNRL’s supervision in support of its pipelines and gathering assets and terminalling and storage facilities, including routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as WNRL and Western Refining may mutually agree upon from time to time. This agreement was terminated effective as of January 1, 2018, pursuant to a Service Order under the First Amended and Restated Secondment and Logistics Service Agreement between Andeavor and Andeavor Logistics. From June 1, 2017 through December 31, 2017, Western Refining charged WNRL approximately $41.3 million pursuant to this agreement.

128 |

Certain Relationships and Related Transactions, and Director Independence

Shared Services Agreement - On October 30, 2014, Western Refining and its subsidiary, Northern Tier Energy LP, entered into a Shared Services Agreement pursuant to which Western Refining and Northern Tier would provide certain services to each other in support of their operations. On May 4, 2015, Western Refining entered into a Joinder Agreement with WNRL and Northern Tier that joined WNRL as a party to the agreement. Under the Joinder Agreement, WNRL provides certain scheduling and other services in support of Northern Tier’s operations and Northern Tier reimburses WNRL for the costs associated with providing such services. From June 1, 2017 through December 31, 2017, Northern Tier reimbursed WNRL approximately $0.4 million pursuant to this agreement.

Commercial Agreements
We have entered into various long-term, fee-based commercial agreements with Andeavor under which we provide pipeline transportation, trucking, terminal distribution and storage services to Andeavor, and Andeavor commits to provide us with minimum monthly throughput volumes of crude oil and refined products. Except for our trucking transportation services agreements, the commercial agreements generally have ten-year initial terms. We believe the terms and conditions under these agreements, as well as our other agreements with Andeavor described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. The services we provide Andeavor under these commercial agreements, and the approximate revenue we recognized, and related expense recognized by Andeavor under these categories of agreements in 2017 are:

High Plains Pipeline Gathering and Trucking ($86.0 million) - A pipeline transportation services agreement for gathering and transporting crude oil on our High Plains System, as well as a crude oil trucking transportation services agreement for trucking related services and storage at the Bakken Area Storage Hub;

Belfield Crude Oil Gathering Agreement ($17.1 million) - An agreement under which we perform crude oil gathering services for Andeavor in the Belfield Area related to the North Dakota and Processing Assets;

Terminalling Use, Services and Throughput ($565.6 million) - Agreements for berth access, terminal use and services, storage and throughput at Andeavor Logistics’ marine terminals, storage and marketing terminals and similar facilities, including the Master Terminalling Services Agreement, the Martinez Terminalling Services Agreement, the Alaska Terminalling Services Agreement, the Southern California Terminalling Services Agreement and the Anacortes Terminalling Services Agreement, the Anacortes Storage Services Agreement, the Carson Storage Services Agreement, the Kenai Storage Services Agreement, the Martinez Storage Services Agreement, the Anacortes Rail Facility track use and throughput agreement, the Long Beach Berth Access Use and Throughput Agreement, and numerous other agreements.

Pipeline Transportation Services ($94.1 million) - Pipeline transportation services agreements for transporting crude oil, refined products and other commodities on our short-haul pipeline systems in Salt Lake City and Los Angeles, as well as our pipeline system in the Los Angeles area and a regulated common carrier refined products pipeline system connecting Andeavor’s Kenai refinery to Anchorage.

Keep-Whole Commodity Agreement ($88.9 million) - We process gas for certain producers under keep-whole processing agreements. Under a keep-whole agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. The operating margin for these contracts is determined by the spread between NGLs sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). We entered into a five-year agreement with Andeavor, which transfers the commodity risk exposure associated with these keep-whole processing agreements from Andeavor Logistics to Andeavor (as amended, the “Keep-Whole Commodity Agreement”). Under the Keep-Whole Commodity Agreement, Andeavor pays us a processing fee for NGLs related to keep-whole agreements and delivers Shrink Gas to the producers on our behalf. We pay Andeavor a marketing fee in exchange for assuming the commodity risk. Terms and pricing under this agreement are revised each year. The Keep-Whole Commodity Agreement minimizes the impact on us of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. However, the annual fee we charge Andeavor could be impacted as a result of any changes in the spread between the natural gas liquids sales prices and the price of natural gas.

Pipeline Transportation Tariffs - Our Northwest Products System is a FERC-regulated system, and we do not have any contractual agreements with Andeavor related to the use of the system. However, we charged Andeavor approximately $11.6 million in pipeline transportation tariffs with respect to the use of the system in 2017.

Western Refining Commercial Agreements
Following are descriptions of the commercial agreements between Western Refining and WNRL. Andeavor acquired Western Refining effective June 1, 2017; thus, amounts shown reflect the approximate revenue recognized by WNRL and its subsidiaries from June 1, 2017 through December 31, 2017.

WNRL Pipeline and Gathering Services Agreement ($57.0 million) - Agreement to transport crude oil on our Permian Basin system to Andeavor’s El Paso refinery and on our Four Corners system to Andeavor’s Gallup refinery. We charge Andeavor fees for pipeline movements, truck offloading and product storage.

December 31, 2017 | 129

Certain Relationships and Related Transactions, and Director Independence

WNRL Terminalling, Transportation and Storage Services Agreement (Southwest) ($52.0 million) - Terminalling, transportation and storage services agreement, as amended, with Andeavor under which we, among other things, distribute products produced at Andeavor’s refineries, connect Andeavor’s refineries to third-party pipelines and systems and provide fee-based asphalt terminalling and processing services. At our network of crude oil and refined products terminals and related assets and storage facilities, we charge Andeavor fees for crude oil, blendstock and refined product storage, shipments into and out of storage and additive and blending services. At our asphalt plant and terminal in El Paso and our three stand-alone asphalt terminals, we charge Andeavor fees for asphalt storage, shipments into and out of asphalt storage and asphalt processing and blending.

WNRL Terminalling, Transportation and Storage Services Agreement (St. Paul Park) ($28.2 million) - Agreement to provide product storage services, product throughput services and product additive and blending services at the terminal facilities located at or near Andeavor's refinery in St. Paul Park, Minnesota.

WNRL Wholesale Product Supply Agreement - Product supply agreement, as amended, under which Andeavor will supply and we will purchase approximately 79,000 bpd of refined products. The price per barrel will be based upon OPIS or Platts indices on the day of delivery. Pricing is subject to annual revision based on mutual agreement between us and Andeavor. The agreement provides for make-up payments to us in any month that our average margin on non-delivered rack sales is less than a certain amount. During 2017, we recorded $0.8 million in revenues related to make-up payments from Western under this agreement.

WNRL Fuel Distribution and Supply Agreement ($10.1 million) - A fuel distribution and supply agreement under which Andeavor agreed to purchase all of its retail requirements for branded and unbranded motor fuels for its retail and unmanned fleet fueling sites at a price per gallon that is $0.03 above our cost. Andeavor has agreed to purchase a minimum of 21 Mbpd of branded and unbranded motor fuels for its retail and unmanned fleet fueling sites. In any month that Andeavor doesn’t purchase the minimum volume, Andeavor will pay us $0.03 per gallon shortfall. In any month in which Andeavor purchases volumes in excess of the minimum, we will pay Andeavor $0.03 per gallon over the minimum until the balance of the trailing twelve month shortfall payments is reduced to $0.

WNRL Crude Oil Trucking Transportation Services Agreement ($28.4 million) - We entered into a ten year crude oil trucking transportation services agreement, as amended, under which Andeavor has agreed to pay a flat rate per mile per barrel plus monthly fuel adjustments and customary applicable surcharges. The rates are subject to adjustment annually based on mutual agreement between us and Andeavor. Andeavor has agreed to contract a minimum of 1.525 million barrels of crude oil to us for hauling each month.

Asphalt Trucking Transportation Services Agreement ($6.1 million) - An asphalt trucking transportation services agreement under which Andeavor has agreed to pay a flat rate per mile per ton, with market adjustments, based on the distance between the applicable pick-up and delivery points, plus monthly fuel adjustments and customary applicable surcharges. The rates are subject to adjustment annually based on mutual agreement between us and Andeavor. Volumes of asphalt transported pursuant to this agreement will be credited, on a barrel per barrel basis, towards Andeavor’s contract minimum under the crude oil trucking transportation services agreement described above. Under this agreement, Andeavor has given us the first option to transport all asphalt volumes Andeavor transports by truck.

Other Agreements
Carson Assets Indemnity Agreement - We entered into the Carson Assets Indemnity Agreement with TRMC in connection with our December 2013 acquisition of certain Los Angeles logistics assets. This agreement established indemnification for certain matters including known and unknown environmental liabilities arising out of the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the respective acquisition dates. The agreement also provides for reimbursement by TRMC to us for repair and maintenance of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets that are required to comply with current minimum standards under certain regulations for a period of 2 years after the effective date. In December 2016, the parties agreed to extend the reimbursement period. During 2017, TRMC incurred approximately $6.4 million related to expenses that were reimbursable to us.

Carson Renewable Diesel Project - Pursuant to an agreement effective December 31, 2016, we will install certain renewable diesel equipment at the Carson products terminals. During 2017, we incurred an additional $0.8 million of capital expenditures related to the project and billed Andeavor $2.7 million under this agreement.

TRMC Crude Oil Purchase - On February 2, 2016, Green River Processing, LLC (“GRP”), our wholly owned subsidiary, entered into a master netting arrangement with Ultra Resources, Inc., whereby GRP purchases crude oil on TRMC’s behalf and nets the amount due to Ultra for the purchase with the receivable due from Ultra for the gathering services provided by GRP. During 2017, GRP sold $26.6 million of crude oil to TRMC at the same price and on the same terms under which GRP purchased it.

Belfield Crude Oil Purchase - In connection with our acquisition of the North Dakota and Processing Assets on January 1, 2017, we entered into an agreement with Andeavor under which Andeavor agreed to purchase the crude oil volumes acquired during the closing of the acquisition. In 2017, we received $1.2 million from Andeavor pursuant to this agreement.

130 |

Certain Relationships and Related Transactions, and Director Independence

Butane Sale at Belfield - Effective April 1, 2017, Andeavor and Andeavor Logistics entered into a butane sale agreement in the Belfield Area related to the North Dakota and Processing Assets. In 2017, we received $9.0 million from Andeavor pursuant to this agreement.

Fuel Sales - A subsidiary of WNRL sells fuel at the rack to Andeavor. For the period from June 1, 2017, the date Andeavor acquired Western Refining, through December 31, 2017, WNRL received $28.2 million from these sales.

Sale of Natural Gas to TRMC - We and Andeavor are party to an agreement whereby TRMC, a subsidiary of Andeavor, may purchase a certain volume of natural gas each month based on TRMC’s needs and market conditions. In 2017, we received $1.5 million from Andeavor pursuant to this agreement.

Director Independence

See “Director Independence” in Item 10.

Item 14.	Principal Accounting Fees and Services

The Audit Committee has selected Ernst & Young LLP (“EY”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2017. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change would be in the best interests of us and our unitholders.

Audit Fees

The following table presents fees billed for the years ended December 31, 2017 and 2016, for professional services performed by EY (in thousands).

	Year Ended December 31,
	2017	2016
Audit Fees (a)	$2,369	$1,210
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$2,369	$1,210

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

In accordance with the Audit Committee charter, all audit and permitted non-audit services performed by EY in 2017 and 2016 were pre-approved by the Audit Committee. The Audit Committee’s pre-approval procedures provide for pre-approval of specifically described audit, audit-related and tax services by the Audit Committee on an annual basis as long as the Audit Committee is informed of each service and the services do not exceed certain pre-established thresholds. The procedures also authorize the Audit Committee to delegate to the Chairman of the Audit Committee pre-approval authorization with respect to audit and permitted non-audit services; any such services that are approved by the Audit Committee Chairman must be ratified at the next regularly scheduled meeting of the Audit Committee.

December 31, 2017 | 131

Exhibits and Financial Statement Schedules

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)    1. Financial Statements

The following consolidated financial statements of Andeavor Logistics LP and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

2. Financial Statement Schedules

No financial statement schedules are submitted because of the absence of the conditions under which they are required, the required information is insignificant or because the required information is included in the consolidated financial statements.

3. Exhibits

		Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
2.1	Contribution, Conveyance and Assumption Agreement, dated as of November 12, 2015, among Tesoro Corporation, Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro SoCal Pipeline Company LLC, Tesoro Refining & Marketing Company LLC and Carson Cogeneration Company	8-K	2.1	11/12/2015

2.2	Contribution, Conveyance and Assumption Agreement, dated as of July 1, 2016, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Alaska Company LLC and Tesoro Corporation	8-K	2.1	7/7/2016

2.3	Revision to the Contribution, Conveyance and Assumption Agreement, dated as of July 27, 2016, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Alaska Company LLC and Tesoro Corporation	10-Q	2.2	11/2/2016

2.4	Revision to the Contribution, Conveyance and Assumption Agreement, dated as of November 21, 2016, by and among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining & Marketing Company LLC	10-K	2.4	2/21/2017

2.5	Contribution, Conveyance and Assumption Agreement, dated as of November 8, 2017, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Andeavor and Tesoro Refining & Marketing Company LLC	8-K	2.1	11/8/2017

2.6	Membership Interest Purchase Agreement, dated as of October 19, 2014, between Tesoro Logistics LP and QEP Field Services Company	8-K	2.1	10/20/2014

2.7	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of December 2, 2014, between Tesoro Logistics LP and QEP Field Services Company	8-K	2.2	12/8/2014

2.8	Agreement and Plan of Merger, dated as of April 6, 2015, by and among Tesoro Logistics LP, Tesoro Logistics GP, LLC, QEP Field Services, LLC, TLLPMerger Sub LLC, QEPMidstream Partners, LP, and QEPMidstream Partners GP, LLC	8-K	2.1	4/6/2015

‡2.9	Agreement and Plan of Merger, dated as of August 13, 2017, by and among Andeavor Logistics, LP, Tesoro Logistics GP, LLC, Western Refining Logistics, LP, Western Refining Logistics GP, LLC, WNRL Merger Sub LLC and WNRL GP Merger Sub LLC	8-K	2.1	8/14/2017

3.1	Certificate of Limited Partnership of Andeavor Logistics LP, as amended	8-K	3.1	8/1/2017

132 |

Exhibits and Financial Statement Schedules

		Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
3.2	Third Amended and Restated Agreement of Limited Partnership of Andeavor Logistics LP, dated December 1, 2017	8-K	3.1	12/1/2017

3.3	Certificate of Formation of Tesoro Logistics GP, LLC	S-1 (File No. 333-171525)	3.3	1/4/2011

3.4	Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of July 1, 2014, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company LLC, and Tesoro Logistics GP, LLC	8-K	3.1	7/1/2014

3.5	Amendment No. 1 to the Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of July 1, 2014, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company LLC, and Tesoro Logistics GP, LLC	8-K	3.1	9/30/2014

3.6	Amendment No. 2 to the Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of November 12, 2015, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, and Tesoro Alaska Company LLC	8-K	3.1	11/12/2015

3.7	Amendment No. 3 to the Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of July 1, 2016, between Tesoro Corporation, Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC	10-Q	3.1	8/4/2016

3.8	Amendment No. 4 to the Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as September 16, 2016, by and among Tesoro Logistics GP, LLC, Tesoro Corporation, Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC	8-K	3.1	9/22/2016

3.9	Amendment No. 5 to the Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of November 21, 2016, by and among Tesoro Logistics GP, LLC, Tesoro Corporation, Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC	8-K	3.2	11/21/2016

3.10	Amendment No. 6 to the Second Amended and Restated Limited Liability Company Agreement of Tesoro Logistics GP, LLC, dated as of November 8, 2017, by and among Andeavor Logistics GP, LLC, Andeavor, Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC	8-K	3.1	11/8/2017

4.1	Indenture, dated as of October 29, 2014, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.50% Senior Notes due 2019 and the 6.25% Senior Notes due 2022	8-K	4.1	10/29/2014

4.2	Indenture, dated as of May 12, 2016, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.375% Senior Notes due 2024	8-K	4.3	5/12/2016

4.3	Indenture, dated as of December 2, 2016, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.25% Senior Notes due 2025	8-K	4.1	12/2/2016

4.4	Indenture, dated as of November 28, 2017, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 3.500% Senior Notes due 2022, 4.250% Senior Notes due 2027 and 5.200% Senior Notes due 2047	8-K	4.1	11/28/2017

10.1	Third Amended and Restated Senior Secured Revolving Credit Agreement, dated as of January 29, 2016, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, and the other lenders party thereto	8-K	10.1	2/3/2016

10.2	Agreement and Consent, dated as of November 9, 2017, among Andeavor Logistics LP, certain subsidiaries of Andeavor Logistics LP party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent	8-K	10.1	11/13/2017

10.3	Senior Secured Revolving Credit Agreement, dated as of January 29, 2016, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, and the other lenders party thereto	8-K	10.2	2/3/2016

10.4	Agreement and Consent, dated as of November 9, 2017, among Andeavor Logistics LP, certain subsidiaries of Andeavor Logistics LP party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent	8-K	10.2	11/13/2017

10.x	Support Agreement, dated as of April 6, 2015 by and among QEP Midstream Partners, LP, Tesoro Logistics LP, and QEP Field Services, LLC	8-K	10.1	4/6/2015

December 31, 2017 | 133

Exhibits and Financial Statement Schedules

		Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date

10.5	Fourth Amended and Restated Omnibus Agreement, dated as of October 30, 2017, among Andeavor, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC	8-K	10.1	11/8/2017

10.6	First Amended and Restated Schedules to the Fourth Amended and Restated Omnibus Agreement, dated as of November 8, 2017, by and among Andeavor, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Andeavor Logistics LP and Tesoro Logistics GP, LLC	8-K	10.1	11/8/2017

10.7	First Amended and Restated Secondment and Logistics Services Agreement, dated October 30, 2017, Andeavor Logistics, TLLP GP, Tesoro Logistics Operations LLC (“TLO”), Andeavor, WNRL, WNRLGP and their direct and indirect subsidiaries	8-K	10.3	10/31/2017

10.8	Transportation Services Agreement (High Plains Pipeline System), dated as of April 26, 2011, between Tesoro High Plains Pipeline Company LLC and Tesoro Refining and Marketing Company	8-K	10.6	4/29/2011

10.9	Second Amended and Restated Trucking Transportation Services Agreement, dated as of March 26, 2013, among Tesoro Logistics Operations, LLC and Tesoro Refining & Marketing Company LLC	8-K	10.1	4/1/2013

10.10	Second Amended and Restated Master Terminalling Services Agreement, dated as of May 3, 2013, among Tesoro Refining and Marketing Company LLC, Tesoro Alaska Company and Tesoro Logistics Operations LLC	10-Q	10.2	5/8/2013

10.11	Amendment No. 1 to the Second Amended and Restated Master Terminalling Services Agreement dated as of September 16, 2016, by and among Tesoro Refining and Marketing Company LLC, Tesoro Alaska Company LLC and Tesoro Logistics Operations LLC	8-K	10.1	9/22/2016

10.12	Amended and Restated Master Terminalling Services Agreement – Southern California, dated as December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.10	12/9/2013

10.13	Terminal Expansion Agreement, dated as of February 27, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company	10-K	10.21	2/29/2012

10.14	Amended and Restated Transportation Services Agreement (Salt Lake City Short-Haul Pipelines), dated as of November 19, 2014, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company	8-K	10.3	12/15/2014

10.15	Salt Lake City Storage and Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC	8-K	10.10	4/29/2011

10.16	Terminal Sublease, dated as of April 26, 2011, between Tesoro Alaska Company, as Landlord, and Tesoro Alaska Logistics LLC, as Tenant	8-K	10.11	4/29/2011

10.17	Amorco Marine Terminal Use and Throughput Agreement, effective April 1, 2012, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC	8-K	10.4	4/3/2012

10.18	Amended and Restated Long Beach Berth Access Use and Throughput Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.8	12/9/2013

10.19	Long Beach Berth Throughput Agreement, dated as of December 6, 2013, among Carson Cogeneration Company, Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.9	12/9/2013

10.20	Long Beach Operating Agreement, effective September 14, 2012, between Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company	8-K	10.6	9/17/2012

10.21	Long Beach Storage Services Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.11	12/9/2013

10.22	Long Beach Pipeline Throughput Agreement (84/86 Pipelines), dated as of December 6, 2013, between the Operating Company and Tesoro Refining & Marketing Company LLC	8-K	10.13	12/9/2013

10.23	Transportation Services Agreement (Los Angeles Short-Haul Pipelines), effective September 14, 2012, among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company	8-K	10.7	9/17/2012

134 |

Exhibits and Financial Statement Schedules

		Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
10.24	Anacortes Track Use and Throughput Agreement, dated as of November 15, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC	8-K	10.4	11/15/2012

10.25	Amendment No. 1 to Anacortes Track Use and Throughput Agreement, dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.3	7/1/2014

10.26	Ground Lease, dated as of November 15, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company	8-K	10.5	11/15/2012

10.27	First Amendment to Ground Lease, dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.6	7/1/2014

10.28	Ground Lease dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.7	7/1/2014

10.29	Right of First Refusal, Option Agreement and Agreement of Purchase and Sale, dated as of November 15, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company	8-K	10.6	11/15/2012

10.30	Second Amended and Restated Representation and Services Agreement for Oil Spill Contingency Planning, Response and Remediation, dated as of September 16, 2016, by and among the subsidiaries of Andeavor and Andeavor Logistics LP party thereto	8-K	10.3	9/22/2016

10.31	Carson Storage Services Agreement, dated as of June 1, 2013, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.5	6/3/2013

10.32	Carson Assets Indemnity Agreement, dated as of December 6, 2013, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.2	12/9/2013

10.33	Carson II Storage Services Agreement, dated as of November 12, 2015, by and between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.2	11/12/2015

10.34	Berth 121 Sublease Rights Agreement, dated as of December 6, 2013, among Carson Cogeneration Company, Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.3	12/9/2013

10.35	Berth 121 Operating Agreement, dated as of December 6, 2013, between Carson Cogeneration Company and Tesoro Logistics Operations LLC	8-K	10.4	12/9/2013

10.36	Terminal 2 Sublease Rights Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.5	12/9/2013

10.37	Terminals 2 and 3 Ground Lease Rights Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.6	12/9/2013

10.38	Terminals 2 and 3 Operating Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.7	12/9/2013

10.39	Transportation Services Agreement (SoCal Pipelines), dated as of December 6, 2013, between Tesoro Refining & Marketing Company LLC and Tesoro SoCal Pipeline Company LLC	8-K	10.12	12/9/2013

10.40	Amendment No. 1 to Transportation Services Agreement (SoCal Pipelines), dated as of November 12, 2015, among Tesoro SoCal Pipeline Company LLC and Tesoro Refining & Marketing Company LLC	8-K	10.3	11/12/2015

10.41	Carson Coke Handling Services Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.14	12/9/2013

10.42	Lease Agreement, dated as of December 6, 2013, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.19	12/9/2013

10.43	Sublease, dated as of December 9, 2013, by and between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	2.1	12/10/2013

December 31, 2017 | 135

Exhibits and Financial Statement Schedules

		Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
10.44	Lease, dated as of January 11, 2012, by and between the City of Long Beach and Tesoro Refining & Marketing Company LLC	8-K	2.2	12/10/2013

10.45	License Agreement, dated as of November 12, 2015, among Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.4	11/12/2015

10.46	Construction Service Agreement - Anacortes Products Terminal, dated as of July 28, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	10-Q	10.1	8/1/2014

10.47	Terminalling Services Agreement – Nikiski, dated as of July 1, 2014, among Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.1	7/1/2014

10.48	Terminalling Services Agreement – Anacortes, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC	8-K	10.2	7/1/2014

10.49	Amendment No.1 to Terminalling Services Agreement - Anacortes, dated as of November 1, 2015, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	10-K	10.71	2/25/2016

10.50	Terminalling Services Agreement – Martinez, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.4	7/1/2014

10.51	Storage Services Agreement - Anacortes, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC	8-K	10.5	7/1/2014

10.52	Martinez License Agreement, dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.8	7/1/2014

10.53	Martinez Rights Agreement, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC	8-K	10.9	7/1/2014

10.54	Indemnification Agreement, dated as of December 2, 2014, between Tesoro Logistics LP and QEP Field Services Company	8-K	10.1	12/8/2014

10.55	Transition Services Agreement, dated as of December 2, 2014, between Tesoro Logistics LP and QEP Resources, Inc.	8-K	10.2	12/8/2014

10.56	Guaranty, dated as of December 2, 2014, by QEP Resources, Inc., in favor of Tesoro Logistics LP	8-K	10.3	12/8/2014

10.57	Intercompany Indemnity, Subrogation and Contribution Agreement, dated as of December 2, 2014, among Tesoro Logistics LP, QEP Midstream Partners, LP, QEP Midstream Partners Operating, LLC, QEPM Gathering I, LLC, Rendezvous Pipeline Company, LLC and Green River Processing, LLC	8-K	10.6	12/8/2014

10.58	Keep-Whole Commodity Fee Agreement, dated as of December 7, 2014, among Tesoro Refining & Marketing Company LLC, QEP Field Services, LLC, QEPM Gathering I, LLC and Green River Processing, LLC	8-K	10.9	12/8/2014

10.59	First Amendment to Keep-Whole Commodity Fee Agreement, dated as of February 1, 2016, among QEP Field Services, LLC, QEPM Gathering I, LLC, Green River Processing, LLC, and Tesoro Refining & Marketing Company LLC	8-K	10.3	2/3/2016

10.60	Agreement, dated effective as of February 19, 2016, between Tesoro Refining and Marketing Company LLC and Green River Processing, LLC, related to the back-to-back purchase and sale of waxy crude oil	10-K	10.82	2/25/2016

10.61	Ground Lease, dated as of July 1, 2016, between Tesoro Alaska Company LLC and Tesoro Logistics Operations LLC	8-K	10.1	7/7/2016

10.62	Kenai Storage Services Agreement, dated as of July 1, 2016, among Tesoro Alaska Company LLC, Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC and Tesoro Logistics LP	8-K	10.3	7/7/2016

10.63	Alaska Terminalling Services Agreement, dated as of September 16, 2016 by and among Tesoro Alaska Company LLC, Tesoro Logistics Operations LLC, Tesoro Alaska Terminals LLC, Tesoro Logistics GP, LLC and Tesoro Logistics LP	8-K	10.2	9/22/2016

10.64	Martinez Storage Services Agreement, dated as of November 21, 2016, by and among Tesoro Refining & Marketing Company LLC, Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC and Tesoro Logistics LP	8-K	10.2	11/21/2016

136 |

Exhibits and Financial Statement Schedules

		Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
10.65	License Agreement, dated as of November 21, 2016, by and among Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.3	11/21/2016

10.66	Avon Marine Terminal Operating Agreement, dated as of November 21, 2016, by and among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining & Marketing Company LLC	8-K	10.4	11/21/2016

10.67	Sublease, dated as of November 21, 2016, by and among Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.6	11/21/2016

10.68	Avon Marine Terminal Use and Throughput Agreement, dated as of November 21, 2016, by and among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining & Marketing Company LLC	8-K	10.7	11/21/2016

10.69	Renewal Trucking Transportation Services Agreement	10-Q	10.1	8/9/2017

10.70	Support Agreement, dated as of August 13, 2017, by and among Andeavor Logistics LP, Western Refining Logistics, LP, St. Paul Park Refining Co. LLC and Western Refining Southwest, Inc	8-K	10.1	8/14/2017

10.71	Sponsor Equity Restructuring Agreement, dated as of August 13, 2017 between Andeavor, Andeavor Logistics LP, and Tesoro Logistics GP, LLC	8-K	10.2	8/14/2017

10.72
Terminalling, Transportation and Storage Services Agreement, dated October 16, 2013, by and among Western Refining Company, L.P., Western Refining Southwest, Inc. and Western Refining Terminals, LLC (incorporated by reference herein to Exhibit 10.6 to WNRL’s Current Report on Form 8-K filed on October 22, 2013, File No. 1-36114)

10.73
Pipeline and Gathering Services Agreement, dated October 16, 2013, by and among Western Refining Company, L.P., Western Refining Southwest, Inc. and Western Refining Pipeline, LLC (incorporated by reference herein to Exhibit 10.5 to WNRL’s Current Report on Form 8-K filed on October 22, 2013, File No. 1-36114)

10.74
Amendment No. 1 to Pipeline and Gathering Services Agreement, dated as of October 16, 2013, by and among Western Refining Company, L.P., Western Refining Southwest, Inc. and Western Refining Pipeline, LLC (incorporated by reference herein to Exhibit 10.1 to WNRL’s Current Report on Form 8-K filed on November 2, 2015, File No. 1-36114)

10.75
Crude Oil Trucking Transportation Services Agreement, dated October 15, 2014, by and among Western Refining Wholesale, LLC, Western Refining Company, L.P. and Western Refining Southwest, Inc. (incorporated by reference herein to Exhibit 10.3 to WNRL’s Current Report on Form 8-K filed on October 16, 2014, File No. 1-36114)

10.76
Fuel Distribution and Supply Agreement, dated October 15, 2014, by and between Western Refining Wholesale, LLC and Western Refining Southwest, Inc. (incorporated by reference herein to Exhibit 10.2 to WNRL’s Current Report on Form 8-K filed on October 16, 2014, File No. 1-36114)

10.77
Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC (incorporated by reference herein to Exhibit 10.1 to WNRL’s Current Report on Form 8-K filed on October 16, 2014, File No. 1-36114)

10.78
Asphalt Trucking Transportation Services Agreement, dated May 4, 2016 and effective as of January 1, 2016, by and among Western Refining Wholesale, LLC, Western Refining Company, L.P., and, for certain limited purposes stated therein, Western Refining Southwest, Inc. (incorporated by reference herein to Exhibit 10.1 to WNRL’s Quarterly Report on Form 10-Q filed on August 4, 2016, File No. 1-36114)

10.79
Terminalling, Transportation and Storage Services Agreement, dated September 15, 2016, by and between St. Paul Park Refining Co. LLC and Western Refining Terminals, LLC (incorporated by reference herein to Exhibit 10.1 to WNRL’s Current Report on Form 8-K filed on September 20, 2016, File No. 1-36114)

10.80	Anacortes II Storage Services Agreement, dated as of November 8, 2017, among Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.2	11/8/2017

10.81	Transportation Services Agreement (Anacortes Short Haul Pipelines), dated as of November 8, 2017, among Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.3	11/8/2017

December 31, 2017 | 137

Exhibits and Financial Statement Schedules

		Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
10.82	Anacortes Manifest Rail Terminalling Services Agreement, dated as of November 8, 2017, among Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.4	11/8/2017

10.83	Anacortes Marine Terminal Operating Agreement, dated as of November 8, 2017, among Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.5	11/8/2017

10.84	Sublease Rights and Escrow Agreement, dated as of November 8, 2017, among Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.6	11/8/2017

10.85	Ground Lease, dated as of November 8,2017, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company	8-K	10.7	11/8/2017

10.86	First Amendment to Ground Lease (Anacortes Crude Storage Facility), dated as of November 8,2017, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company	8-K	10.8	11/8/2017

10.87	Second Amendment to Ground Lease, dated as of November 8,2017, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company	8-K	10.9	11/8/2017

*†10.88	Andeavor Logistics LP 2011 Long-Term Incentive Plan, as amended and restated

†10.89	Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Phantom Unit Award (Employee time-vesting awards)	S-1 (File No. 333-171525)	10.17	1/4/2011

*†10.90	Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Phantom Unit Award (Non-employee director awards)

†10.91	Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Performance Phantom Unit Agreement	8-K	10.1	2/22/2017

†10.92	Tesoro Logistics LP 2017 Grant of Performance-Vesting Phantom Units and Tandem DERs Term Sheet	8-K	10.2	2/22/2017

†10.93	Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Performance Phantom Unit Agreement (Employee performance-based awards granted in 2015)	8-K	10.1	2/18/2015

†10.94	Tesoro Logistics LP 2015 Grant of Performance-Vesting Phantom Units and Tandem DERs Term Sheet (Employee performance-based awards granted in 2015)	8-K	10.2	2/18/2015

†10.95	Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Performance Phantom Unit Agreement (Employee performance-based awards granted in 2016)	8-K	10.1	2/11/2016

†10.96	Tesoro Logistics LP 2016 Grant of Performance-Vesting Phantom Units and Tandem DERs Term Sheet (Employee performance-based awards granted in 2016)	8-K	10.2	2/11/2016

†10.97	Amended and Restated QEP Midstream Partners, LP 2013 Long-Term Incentive Plan	8-K	10.1	7/23/2015

†10.98	Description of 2015 Incentive Compensation Program	10-K	10.15	2/24/2015

†10.99	Description of 2016 Incentive Compensation Program	10-K	10.20	2/25/2016

*†10.100	Andeavor Logistics LP Non-Employee Director Compensation Program (2018)

*†10.101	Amended and Restated Andeavor Executive Severance and Change in Control Plan effective May 1, 2013

†10.102	Management Stability Agreement of Phillip M. Anderson	S-1 (File No. 333-171525)	10.13	4/4/2011

†10.103	Form of indemnification agreement between Tesoro Logistics GP, LLC and the independent members of its board of directors	8-K	10.1	12/15/2014

†10.104	Form of indemnification agreement between Tesoro Corporation and members of its management who may serve as directors or executive officers of Tesoro Logistics GP, LLC	8-K	10.3	8/4/2008

*21.1	Subsidiaries of the Company

*23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

138 |

Exhibits and Financial Statement Schedules

Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith
**    Submitted electronically herewith
†    Compensatory plan or arrangement

‡	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Andeavor agrees to furnish a copy of such schedules, or any section thereof, to the SEC upon request.

Copies of exhibits filed as part of this Form 10-K may be obtained by unitholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct any inquiries to the Corporate Secretary, Tesoro Logistics LP, 19100 Ridgewood Parkway, San Antonio, Texas 78259-1828.

Item 16.	Form 10-K Summary

Not applicable.

December 31, 2017 | 139

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

Dated: February 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. GOFF	Chairman of the Board of Directors and	February 21, 2018
Gregory J. Goff	Chief Executive Officer
(Principal Executive Officer)

/s/ STEVEN M. STERIN	President, Chief Financial Officer and	February 21, 2018
Steven M. Sterin	Director
(Principal Financial Officer)

/s/ BLANE W. PEERY	Vice President and Controller	February 21, 2018
Blane W. Peery	(Principal Accounting Officer)

/s/ RAYMOND J. BROMARK	Director	February 21, 2018
Raymond J. Bromark

/s/ SIGMUND L. CORNELIUS	Director	February 21, 2018
Sigmund L. Cornelius

/s/ RUTH I. DRESSEN	Director	February 21, 2018
Ruth I. Dressen

/s/ JAMES H. LAMANNA	Director	February 21, 2018
James H. Lamanna

/s/ JEFF A. STEVENS	Director	February 21, 2018
Jeff A. Stevens

/s/ MICHAEL E. WILEY	Director	February 21, 2018
Michael E. Wiley

140 |