Form 10-Q
period 2018-03-31
ANDEAVOR LOGISTICS LP
filed 2018-05-08
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

There were 217,187,916 common units of the registrant outstanding at May 3, 2018.

Table of Contents

Andeavor Logistics LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2018

Part I - Financial Information

3	Item 1. Financial Statements (Unaudited)
	3	Condensed Statements of Consolidated Operations
	4	Condensed Consolidated Balance Sheets
	5	Condensed Statements of Consolidated Cash Flows
	6	Notes to Condensed Consolidated Financial Statements
		6	Note 1 - Organization and Basis of Presentation
		8	Note 2 - Acquisitions
		10	Note 3 - Related-Party Transactions
		11	Note 4 - Debt
		11	Note 5 - Commitments and Contingencies
		11	Note 6 - Equity and Net Earnings per Unit
		13	Note 7 - Revenues
		16	Note 8 - Operating Segments

18	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	18	Business Strategy and Overview
	20	Results of Operations
		24	Terminalling and Transportation Segment
		26	Gathering and Processing Segment
		28	Wholesale Segment
	28	Capital Resources and Liquidity
	31	Non-GAAP Reconciliations
	33	Important Information Regarding Forward-Looking Statements

34	Item 3. Quantitative and Qualitative Disclosures about Market Risk

34	Item 4. Controls and Procedures

Part II - Other Information

35	Item 1. Legal Proceedings

35	Item 1A. Risk Factors

36	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

36	Item 6. Exhibits

38	Signatures

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

2 |

Financial Statements

Part I - Financial Information

Item 1. Financial Statements

Andeavor Logistics LP
Condensed Statements of Consolidated Operations
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In millions, except per unit amounts)
Revenues:
Affiliate	$318	$203
Third-party	217	217
Total Revenues	535	420
Costs and Expenses:
NGL expense (excluding items shown separately below)	48	59
Operating expenses (excluding depreciation and amortization)	190	126
Depreciation and amortization expenses	80	58
General and administrative expenses	27	27
Operating Income	190	150
Interest and financing costs, net	(54)	(62)
Equity in earnings of equity method investments	2	2
Other income, net	1	2
Net Earnings Attributable to Partners	139	92
Preferred unitholders’ interest in net earnings	(14)	—
General partner’s interest in net earnings, including incentive distribution rights	—	(37)
Limited Partners’ Interest in Net Earnings	$125	$55

Net earnings per limited partner unit
Common - basic	$0.59	$0.51
Common - diluted	$0.59	$0.51

Weighted average limited partner units outstanding
Common units - basic	217.2	104.8
Common units - diluted	217.4	104.9

Cash distributions paid per unit	$1.000	$0.910

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2018 | 3

Financial Statements

Andeavor Logistics LP
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	December 31, 2017
	(In millions, except unit amounts)
Assets
Current Assets
Cash and cash equivalents	$27	$75
Receivables, net of allowance for doubtful accounts
Trade and other	198	219
Affiliate	166	184
Prepayments and other current assets	40	27
Total Current Assets	431	505
Property, Plant and Equipment, Net
Property, plant and equipment, at cost	6,381	6,295
Accumulated depreciation	(945)	(882)
Property, Plant and Equipment, Net	5,436	5,413
Acquired Intangibles, Net	1,140	1,153
Goodwill	684	692
Equity Method Investments	312	320
Other Noncurrent Assets, Net	106	86
Total Assets	$8,109	$8,169

Liabilities and Equity
Current Liabilities
Accounts payable
Trade and other	$133	$160
Affiliate	198	199
Accrued interest and financing costs	68	40
Other current liabilities	63	75
Total Current Liabilities	462	474
Debt, Net of Unamortized Issuance Costs	4,148	4,127
Other Noncurrent Liabilities	66	54
Total Liabilities	4,676	4,655
Commitments and Contingencies (Note 5)
Equity
Preferred unitholders; 600,000 units issued and outstanding in 2018 and 2017	594	589
Common unitholders; 217,170,024 units issued and outstanding (217,097,057 in 2017)	2,839	2,925
Total Equity	3,433	3,514
Total Liabilities and Equity	$8,109	$8,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

4 |

Financial Statements

Andeavor Logistics LP
Condensed Statements of Consolidated Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In millions)
Cash Flows From (Used In) Operating Activities
Net earnings	$139	$92
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expenses	80	58
Other operating activities	10	8
Changes in current assets and liabilities	21	54
Changes in noncurrent assets and liabilities	(20)	(5)
Net cash from operating activities	230	207
Cash Flows Used In Investing Activities
Capital expenditures	(81)	(49)
Acquisitions	—	(672)
Deposits for acquisitions	(10)	—
Net cash used in investing activities	(91)	(721)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	150	44
Repayments under revolving credit agreements	(130)	(334)
Proceeds from issuance of common units, net of issuance costs	—	281
Proceeds from issuance of general partner units, net of issuance costs	—	6
Quarterly distributions to common unitholders	(205)	(94)
Quarterly distributions to preferred unitholders	(8)	—
Quarterly distributions to general partner	—	(46)
Distributions in connection with acquisitions	—	(5)
Capital contributions by affiliate	9	9
Other financing activities	(3)	—
Net cash used in financing activities	(187)	(139)
Decrease in Cash and Cash Equivalents	(48)	(653)
Cash and Cash Equivalents, Beginning of Period	75	688
Cash and Cash Equivalents, End of Period	$27	$35

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2018 | 5

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Organization and Basis of Presentation

Organization

Andeavor Logistics LP (“Andeavor Logistics” or the “Partnership”) is a fee-based, growth-oriented Delaware limited partnership formed in December 2010 by Andeavor and its wholly-owned subsidiary, Tesoro Logistics GP, LLC (“TLGP”), our general partner, to own, operate, develop and acquire logistics and related assets and businesses. Unless the context otherwise requires, references in this report to “we,” “us,” “our,” or “ours” refer to Andeavor Logistics LP, one or more of its consolidated subsidiaries, or all of them taken as a whole. Unless the context otherwise requires, references in this report to “Andeavor” refer collectively to Andeavor and any of its subsidiaries, other than Andeavor Logistics, its subsidiaries and its general partner.

Principles of Consolidation and Basis of Presentation

Principles of Consolidation
Acquired assets from Andeavor, and the associated liabilities and results of operations, are collectively referred to as the “Predecessors.” See Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information regarding the acquired assets from Andeavor. The acquisition of logistics assets located in Anacortes, Washington in 2017 was immaterial to our condensed consolidated financial statements. While this acquisition is a common control transaction, prior periods have not been recast as these assets do not constitute a business in accordance with ASU 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”).

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

Basis of Presentation
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, certain information and notes normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. Management believes that the disclosures presented herein are adequate to present the information fairly. The accompanying interim condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. Certain prior year balances have been aggregated or disaggregated in order to conform to the current year presentation, including the adoption of recent accounting standards discussed further below.

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

Cost Classifications
Natural gas liquids (“NGL”) expense results from the cost of NGL purchases under our percent of proceeds (“POP”) arrangements, as well as the non-cash gross presentation of replacement dry gas under our keep-whole arrangements.

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

Depreciation and amortization expenses consist of the depreciation and amortization of property, plant and equipment, deferred charges and intangible assets. General and administrative expenses represent costs that are not directly or indirectly related to or otherwise are not allocated to our operations. NGL expense, direct operating expenses, and depreciation and amortization expenses recognized by our Terminalling and Transportation, Gathering and Processing, and Wholesale segments constitute costs of revenue as defined by U.S. GAAP.

6 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Instruments

We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The borrowings under our amended revolving credit facility (the “Revolving Credit Facility”) and our dropdown credit facility (“Dropdown Credit Facility”), which include a variable interest rate, approximate fair value. The carrying value and fair value of our debt were both approximately $4.2 billion as of March 31, 2018, and were approximately $4.2 billion and $4.3 billion at December 31, 2017, respectively. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

New Accounting Standards and Disclosures

Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” to replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers. Under this ASU and the associated subsequent amendments (collectively, “ASC 606”), revenue is recognized when a customer obtains control of promised goods or services for an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, ASC 606 requires expanded disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

We adopted ASC 606 on January 1, 2018 utilizing the modified retrospective method. We recognized a $22 million reduction to the opening balance of partners’ equity as of January 1, 2018 for the cumulative effect adjustment related to contracts in process but not substantially complete as of that date. We reflected the aggregate impact of all modifications executed and effective as of January 1, 2018 in applying the new standard to these contracts. The cumulative effect adjustment is primarily related to the period over which revenue is recognized on contracts for which customers pay minimum throughput volume commitments and contain claw-back provisions. Additionally, upon the adoption of ASC 606, the gross versus net presentation of certain contractual arrangements and taxes has changed as further described in Note 7. The current period results and balances are presented in accordance with ASC 606, while comparative periods continue to be presented in accordance with the accounting standards in effect for those periods.

For the period ending March 31, 2018, we recorded lower revenue of $566 million and correspondingly $566 million in lower costs and expenses, for presentation impacts of applying ASC 606. These impacts were primarily associated with the netting of revenues and costs associated with our fuel purchase and supply arrangements with Andeavor, as further described in Note 7. We recorded an additional $2 million in revenues during the three months ended March 31, 2018 as a result of applying the new standard, associated with minimum volume commitments. There were no material impacts during the period to the condensed consolidated balance sheets or condensed statement of consolidated cash flows, as a result of the adoption.

Leases
In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which amends existing accounting standards for lease accounting and adds additional disclosures about leasing arrangements. Under the new guidance, lessees are required to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either a financing lease or operating lease with classification affecting the pattern of expense recognition in the condensed statements of consolidated operations and presentation of cash flows in the condensed statements of consolidated cash flows. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and in the original guidance the modified retrospective application was required, however, in March 2018, the FASB approved another transition method in which the effective date would be the date of initial application of transition. Under this optional transition method, we would recognize a cumulative effect adjustment to the opening balance of partners’ equity in the period of adoption. We expect to elect the optional transition method and will not early adopt the standard.

We are progressing through our implementation plan and continue to evaluate the impact of the standard on our business processes, accounting systems, controls and financial statement disclosures. In addition, we continue to assess the impact in certain areas where industry consensus continues to be formed. While we are still working through our implementation plan, we do expect that the recognition of right-of-use assets and lease liabilities, which are not currently reflected on our condensed consolidated balance sheets, to have a material impact on total assets and liabilities. However, we do not expect the adoption of the standard to have a material impact on our condensed statements of consolidated operations or liquidity. At this time, we are

March 31, 2018 | 7

Notes to Condensed Consolidated Financial Statements (Unaudited)

unable to estimate the full impact of the standard until we progress further through our plan and the industry reaches a consensus on certain industry specific issues.

Credit Losses
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which amends guidance on the impairment of financial instruments. The ASU requires the estimation of credit losses based on expected losses and provides for a simplified accounting model for purchased financial assets with credit deterioration. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those annual reporting periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2018. While we are still evaluating the impact of ASU 2016-13, we do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

Pension and Postretirement Costs
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires the current service-cost component of net benefit costs to be presented similarly with other current compensation costs for related employees on the statement of consolidated operations and stipulates that only the service cost component of net benefit cost is eligible for capitalization. Additionally, the Partnership will present other components of net benefit costs elsewhere on the condensed statements of consolidated operations since these costs are allocated to the Partnership’s financial statements by Andeavor. The amendments to the presentation of the condensed statements of consolidated operations in this update should be applied retrospectively while the change in capitalized benefit cost is to be applied prospectively. We adopted ASU 2017-07 as of January 1, 2018. Adoption of the standard resulted in an increase to interest and financing costs for the three months ended March 31, 2017 of $2 million with a corresponding increase to other income of $2 million with no impact to net earnings. ASU 2017-07 does not impact the condensed consolidated balance sheets or condensed statements of consolidated cash flows.

Note 2 - Acquisitions

Wamsutter Pipeline System

On May 1, 2018, we completed our acquisition of the Wamsutter Pipeline System from Plains All American Pipeline, L.P for total consideration of $180 million. The system consists of pipelines that transport crude oil to another third-party pipeline system that supply the Salt Lake City area refineries, including Andeavor’s Salt Lake City refinery. We financed the acquisition using our Revolving Credit Facility. This acquisition is not material to our condensed consolidated financial statements.

Western Refining Logistics, LP Merger

Effective October 30, 2017, Andeavor Logistics closed its merger with Western Refining Logistics, LP (“WNRL”) (the “WNRL Merger”) exchanging all outstanding common units of WNRL with units of Andeavor Logistics, representing an equity value of $1.7 billion.

Andeavor Logistics accounted for the WNRL Merger as a common control transaction and, accordingly, inherited Andeavor’s basis in WNRL’s net assets. Andeavor accounted for the acquisition of WNRL using the acquisition method of accounting, which requires, among other things, that assets acquired at their fair values and liabilities assumed be recognized on the balance sheet as of the acquisition date, or June 1, 2017, the date Andeavor acquired WNRL. However, we accounted for the WNRL Merger as a reorganization of entities under common control, which requires us to recognize the assets and liabilities acquired using Andeavor’s basis. The purchase price allocation for the WNRL Merger is preliminary and has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date, pending the completion of an independent valuation and other information as it becomes available to us. We expect that, as we obtain more information, the preliminary purchase price allocation disclosed below may change. Although the purchase price allocation is substantially complete, adjustments can be made through the end of Andeavor’s measurement period, which is not to exceed one year from the acquisition date. During the three months ended March 31, 2018, we recorded adjustments to our preliminary allocation to increase property, plant and equipment and reduce goodwill by $7 million.

8 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Preliminary Acquisition Date Purchase Price Allocation (in millions)

Cash	$22
Receivables	112
Inventories	11
Prepayments and Other Current Assets	25
Property, Plant and Equipment (a)	1,357
Goodwill	558
Acquired Intangibles	130
Other Noncurrent Assets	2
Accounts Payable	(167)
Accrued Liabilities	(41)
Debt	(347)
Total purchase price	$1,662

(a)	Estimated useful lives ranging from 3 to 22 years have been assumed based on the preliminary valuation.

Goodwill
We evaluated several factors that contributed to the amount of goodwill presented above. These factors include the acquisition of a logistics business located in advantageous areas where there is crude oil marketing capabilities and meaningful refining offtake with an assembled workforce that cannot be duplicated at the same costs by a new entrant. Further, the WNRL Merger provides a platform for future growth through operating efficiencies Andeavor Logistics expects to gain from the application of best practices across the combined company and an ability to realize synergies from the geographic diversification of Andeavor Logistics’ business and rationalization of general and administrative costs. We have preliminarily allocated $267 million, $202 million and $89 million of goodwill to the Gathering and Processing, Terminalling and Transportation, and Wholesale segments, respectively.

Property, Plant and Equipment
The fair value of property, plant and equipment is $1.4 billion. This preliminary fair value is based on a valuation using a combination of the income, cost and market approaches. The useful lives of acquired assets have been aligned to similar assets at Andeavor Logistics.

Acquired Intangible Assets
We estimated the fair value of the acquired identifiable intangible assets at $130 million. This fair value is based on a preliminary valuation completed for the business enterprise, along with the related tangible assets, using a combination of the income method, cost method and comparable market transactions. We recognized intangible assets associated with customer relationships of $130 million with third parties, all of which will be amortized on a straight-line basis over an estimated weighted average useful life of 15 years. The accumulated amortization of our finite life intangibles acquired from the WNRL Merger was $7 million as of March 31, 2018. Amortization expense related to the acquired intangible assets is expected to be approximately $9 million per year for the next five years. Although we have substantially completed our valuation estimate and related evaluation of the useful lives; accordingly, future amortization of intangible assets related to customer relationships, these may be revised during the measurement period.

WNRL Revenues and Net Earnings
During the three months ended March 31, 2018, we recognized $92 million in revenues and $45 million of net earnings related to the business acquired.

Pro Forma Financial Information
The following unaudited pro forma information combines the historical operations of Andeavor Logistics and WNRL, giving effect to the merger and related transactions as if they had been consummated on January 1, 2017, the beginning of the earliest period presented.

March 31, 2018 | 9

Notes to Condensed Consolidated Financial Statements (Unaudited)

Pro Forma Consolidated Revenues and Consolidated Net Earnings (in millions)

Three Months Ended March 31, 2017
Revenues	$1,024
Net earnings (a)	130

(a)
While many recurring adjustments impact the pro forma figures presented, the pro forma condensed statements of consolidated operations for the three months ended March 31, 2017, the period the acquisition was assumed to be completed for pro forma purposes, includes a significant non-recurring adjustment to recognize the WNRL Merger acquisition and integration costs. We recognized acquisition costs related to the WNRL Merger of $17 million as well as $3 million of severance costs.

Note 3 - Related-Party Transactions

Affiliate Agreements

The Partnership has various long-term, fee-based commercial agreements with Andeavor, under which we provide terminal distribution, storage services, pipeline transportation, crude oil, natural gas and produced water gathering and processing, wholesale, and trucking services to Andeavor, and Andeavor commits to provide us with minimum monthly throughput volumes of crude oil, refined products and other. If, in any calendar month, Andeavor fails to meet its minimum volume commitments under these agreements, it will be required to pay us a shortfall payment. For the NGLs that we handle under keep-whole agreements, the Partnership transfers the commodity risk exposure associated with these keep-whole agreements to Andeavor (“Keep-Whole Commodity Agreement”). Under the Keep-Whole Commodity Agreement with Andeavor, Andeavor pays us a processing fee for NGLs related to the keep-whole agreements and delivers replacement dry gas to the producers on our behalf. We then pay Andeavor a marketing fee in exchange for assuming the commodity risk. The terms and pricing of this agreement are subject to revision each year.

In addition, we have agreements for the provision of various general and administrative services by Andeavor. Under our partnership agreement, we are required to reimburse TLGP and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended omnibus agreement (the “Amended Omnibus Agreement”) or our amended secondment agreement (the “Amended Secondment Agreement”), TLGP determines the amount of these expenses. The Amended Omnibus Agreement and the Amended Secondment Agreement were amended and restated in connection with the WNRL Merger. Under the terms of the Amended Omnibus Agreement in effect as of March 31, 2018, we are required to pay Andeavor an annual corporate services fee of $13 million for the provision of various centralized corporate services, including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, certain insurance coverage, administration and other corporate services. Andeavor charged the Partnership $6 million and $5 million pursuant to the Amended Secondment Agreement for the three months ended March 31, 2018 and 2017, respectively. Additionally, pursuant to the Amended Omnibus Agreement and Amended Secondment Agreement, we reimburse Andeavor for any direct costs incurred by Andeavor in providing other operational services with respect to certain of our other assets and operations.

Summary of Affiliate Transactions

Summary of Revenue and Expense Transactions with Andeavor (in millions)

	Three Months Ended March 31,
	2018	2017
Revenues (a)	$318	$203
Operating expenses (b)	51	39
General and administrative expenses	20	20

(a)	Andeavor accounted for 59% and 48% of our total revenues for the three months ended March 31, 2018 and 2017, respectively.

(b)
Net of reimbursements from Andeavor pursuant to the Amended Omnibus Agreement, the Carson Assets Indemnity Agreement and other affiliate agreements of $7 million and $2 million for the three months ended March 31, 2018 and 2017, respectively.

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Distributions
In accordance with our partnership agreement, the unitholders of our limited partner interests are entitled to receive quarterly distributions of available cash. During the three months ended March 31, 2018, we paid quarterly cash distributions of $115 million to Andeavor, net of $12.5 million waived by Andeavor and its affiliates. On April 18, 2018, we declared a quarterly cash distribution of $1.015 per unit, which will be paid on May 15, 2018. The distribution will include a payment of $115 million to Andeavor, net of $15 million waived by Andeavor and its affiliates. TLGP’s distribution waivers for 2018 and 2019 remain in effect as instituted in 2017 under the terms of our partnership agreement.

Note 4 - Debt

Debt Balance, Net of Unamortized Issuance Costs (in millions)

	March 31, 2018	December 31, 2017
Total debt	$4,201	$4,182
Unamortized issuance costs	(52)	(54)
Current maturities	(1)	(1)
Debt, Net of Current Maturities and Unamortized Issuance Costs	$4,148	$4,127

Available Capacity Under Credit Facilities (in millions)

	Total Capacity	Amount Borrowed as of March 31, 2018	Outstanding Letters of Credit	Available Capacity as of March 31, 2018	Weighted Average Interest Rate	Expiration
Revolving Credit Facility (a)	$1,100	$443	$—	$657	3.59%	January 29, 2021
Dropdown Credit Facility	1,000	—	—	1,000	—%	January 29, 2021
Total Credit Facilities (a)	$2,100	$443	$—	$1,657

(a)
On January 5, 2018, we amended our Revolving Credit Facility to increase the aggregate commitments from $600 million to $1.1 billion and to permit the incurrence of incremental loans. We are allowed to request that the loan availability be increased up to an aggregate of $2.1 billion, subject to receiving increased commitments from the lenders.

Note 5 - Commitments and Contingencies

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but we will accrue liabilities for these matters if the amount is probable and can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, we believe there would be no material impact on our consolidated financial statements.

Note 6 - Equity and Net Earnings per Unit

We had 89,280,638 common public units and 600,000 6.875% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Preferred Units”) outstanding as of March 31, 2018. Additionally, Andeavor owned 127,889,386 of our common units, constituting approximately 59% ownership interest in us. Andeavor also held 80,000 Andeavor Logistics TexNew Mex units and 2,202,880 non-economic general partner units as of March 31, 2018.

Andeavor and Marathon Petroleum Corporation (“MPC”) entered into an Agreement and Plan of Merger, dated as of April 29, 2018 (the “MPC Merger Agreement”), under which MPC will acquire all outstanding shares of Andeavor. The MPC Merger Agreement contains customary representations, warranties and covenants. As a subsidiary of Andeavor, the MPC Merger Agreement limits our ability to issue additional common or preferred units, with certain exceptions as outlined in the MPC Merger Agreement, and from incurring any additional indebtedness outside the ordinary course of business. However, the MPC Merger Agreement allows us to continue paying the regular quarterly distributions on our common units including regular increases consistent with our past practices. Additionally, the MPC Merger Agreement allows us to continue paying the scheduled distribution on our Preferred Units. The transaction was unanimously approved by the boards of directors of both companies and is subject to regulatory and other customary closing conditions, including approvals from the shareholders of each company.

March 31, 2018 | 11

Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes to Equity (in millions)

	Partnership		Total
	Common	Preferred
Balance at December 31, 2017	$2,925	$589	$3,514
Distributions to common and preferred unitholders (a)	(205)	(8)	(213)
Net earnings attributable to partners	125	14	139
Cumulative effect of accounting standard adoption	(22)	—	(22)
Contributions (b)	16	—	16
Other	—	(1)	(1)
Balance at March 31, 2018	$2,839	$594	$3,433

(a)	Represents cash distributions declared and paid during the three months ended March 31, 2018.

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

Quarterly Distributions on common units

Quarter Ended	Quarterly Distribution Per Common Unit	Total Cash Distribution (in millions)	Date of Distribution	Unitholders Record Date
December 31, 2017 (a)	$1.000	$205	February 14, 2018	January 31, 2018
March 31, 2018 (a)(b)(c)	1.015	205	May 15, 2018	May 1, 2018

(a)
This distribution is net of $15 million and $12.5 million waived by TLGP for the three months ended March 31, 2018 and December 31, 2017, respectively. TLGP’s distribution waivers for 2018 and 2019 remain in effect as instituted in 2017 under the terms of our partnership agreement.

(b)	This distribution was declared on April 18, 2018 and will be paid on the date of distribution.

(c)	On February 15, 2018, we paid distributions associated with our Preferred Units of $8 million.

Net Earnings per Unit

Prior to the WNRL Merger, we used the two-class method when calculating the net earnings per unit applicable to limited partners, because we had more than one participating security consisting of limited partner common units, general partner units and incentive distribution rights (“IDRs”). Net earnings earned by the Partnership were allocated between the limited and general partners in accordance with our partnership agreement. At the effective time of the WNRL Merger, the IDRs were canceled (the “IDR Exchange”) and the general partner units were converted into a non-economic general partner interest in Andeavor Logistics (together with the IDR Exchange, the “IDR/GP Transaction”). As a result, the general partner units no longer participate in earnings or distributions, including IDRs. With the issuance of the Preferred Units, earnings are allocated first to the Preferred Units to equal their fixed distribution rate. We base our calculation of net earnings per unit using the weighted-average number of common limited partner units outstanding during the period.

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Earnings per Unit (in millions, except per unit amounts)

	Three Months Ended March 31,
	2018	2017
Net earnings	$139	$92
Special allocations of net earnings (“Special Allocations”) (a)	—	1
Net earnings, including Special Allocations	139	93
Distributions on Preferred Units (b)	(10)	—
Net earnings attributable to common units	129	93
General partner’s distributions	—	(3)
General partner’s IDRs (c)	—	(36)
Limited partners’ distributions on common units	(205)	(101)
Distributions on common units greater than earnings	$(76)	$(47)
General partner’s earnings:
Distributions	$—	$3
General partner’s IDRs (c)	—	36
Allocation of distributions greater than earnings	—	(1)
Total general partner’s earnings	$—	$38
Limited partners’ earnings on common units:
Distributions (d)	$205	$101
Special Allocations (a)	—	(1)
Allocation of distributions greater than earnings	(76)	(46)
Total limited partners’ earnings on common units	$129	$54
Weighted average limited partner units outstanding:
Common units - basic	217.2	104.8
Common units - diluted (e)	217.4	104.9
Net earnings per limited partner unit:
Common - basic	$0.59	$0.51
Common - diluted	$0.59	$0.51

(a)
Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions fully allocated to the general partner and any special allocations. The adjustment reflects the special allocation to common units held by TLGP for the interest incurred in connection with borrowings on the Revolving Credit Facility in lieu of using all cash on hand to fund the acquisition of crude oil, natural gas and produced water gathering systems and two natural gas processing facilities from Whiting Oil and Gas Corporation, GBK Investments, LLC and WBI Energy Midstream, LLC (the “North Dakota Gathering and Processing Assets”) during the three months ended March 31, 2017.

(b)	The Preferred Units entitle unitholders to receive preferred distributions on a semi-annually basis.

(c)
IDRs entitled the general partner to receive increasing percentages, up to 50%, of quarterly distributions in excess of $0.3881 per unit per quarter. The amount above reflects earnings distributed to our general partner net of $12.5 million of IDRs waived by TLGP for the three months ended March 31, 2017. Our general partner no longer receives IDRs as a result of the IDR/GP Transaction.

(d)	Distributions of earnings for limited partners’ common units for the three months ended March 31, 2018 is net of a $15.0 million waiver from Andeavor in connection with the WNRL Merger.

(e)	Diluted net earnings per unit include the effects of potentially dilutive units on our common units, which consist of unvested service and performance phantom units.

Note 7 - Revenues

We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services. For the three months ended March 31, 2018, revenues from contracts with customers were $454 million, which excludes lease revenues of $81 million. Upon adoption of ASC 606, revenue is recognized net of amounts collected from customers for taxes assessed by governmental authorities on, and concurrent with, specific revenue-producing transactions.

March 31, 2018 | 13

Notes to Condensed Consolidated Financial Statements (Unaudited)

Service Revenue
We generate service revenue for gathering and transporting crude oil, natural gas and water; processing and fractionating natural gas and NGLs; and terminalling, transporting, and storing crude oil and refined products. We perform these services under various contractual arrangements with our customers. Under fee-based arrangements, we receive a fixed rate per volumetric unit for services we provide. For many of these fee-based arrangements, customers are required to make deficiency payments when they do not meet their minimum throughput volume commitments. Some of these contracts allow our customers to claw-back all or a portion of prior deficiency payments against excess volumes in future periods. Under keep-whole arrangements, we gather and process natural gas from producer-customers, retain and sell extracted NGLs, and return to the producer replacement dry gas (“shrink gas”) with an equivalent British thermal unit content of the NGLs retained. For these arrangements, we receive from the producer a combination of fixed rate-per unit of cash consideration as well as non-cash consideration in the form of retained NGLs. Other agreements with producers consist of POP arrangements for which we gather and purchase natural gas from the producers, process purchased natural gas, and sell resulting NGLs and shrink gas at market prices. Reimbursements of certain costs and fees received under these purchase arrangements are recorded as a reduction to costs. See further discussion below on our accounting for product revenues related to the sales of products resulting from our processing activities.

We recognize service revenue over time, as customers simultaneously receive and consume the related benefits of the services that we stand ready to provide. Revenue is recognized using an output measure, such as the throughput volume or capacity utilization, as these measures most accurately depict the satisfaction of our performance obligations. Where contracts contain variable pricing terms, the variability is either resolved within the reporting period, or the variable consideration is allocated to the specific unit of service to which it relates. Deficiency payments under contracts with claw-back provisions are deferred and recognized as revenue as customers reclaim amounts by throughputting excess volumes. To the extent it is probable a customer will not recover all or a portion of the deficiency payment, the estimated residual deficiency is recognized ratably over the claw-back period. Payments for services rendered are generally received no later than 60 days from the month of service, with the exception of deficiency payments described above.

For our keep-whole arrangements, we recognize service revenue for the fair value of non-cash consideration we receive in the form of NGLs, and NGL expense for shrink gas we provide back to our customers. We obtain control of the NGLs we receive from our customers and we bear the inventory risk, have discretion in establishing price and have the ability to direct their use. We estimate the fair value of non-cash consideration at the date we obtain control of the respective NGLs, using monthly average published price of underlying commodity adjusted for location differences and commodity specifications.

We experience volume gains and losses, which we sometimes refer to as imbalances, within our pipelines, terminals and storage facilities due to pressure and temperature changes, evaporations and variances in meter reading in other measurement methods. Some of our arrangements require us to bear losses when actual volume losses exceed a contractually specified percentage. Similarly, we receive a benefit when actual volume losses are lower than the contractually specified percentage. For gains and losses which are cash settled, we include the settlement amounts in our service revenues. We recognize non-cash consideration for the stated percentage of commodity we retain and control. We record this non-cash consideration at fair value in service revenue on a gross basis in service revenue and operating expense. Losses in excess of the stated percentage are recorded in operating expenses. When losses are lower than the stated percentage, proceeds from the sale of the retained NGLs are recorded in service revenue. The total amount of service revenue and NGL expense recorded associated with these arrangements is not material to our condensed statement of consolidated operations.

Product Revenue
We generate product revenue from the sale of NGLs and related products along with the sale of gasoline and diesel fuel within our wholesale business. We sell NGLs, shrink gas and condensate using natural gas we acquire from producers under our POP arrangements. We record revenues for the sale of these NGLs and related products at market prices, and record the payments to producers for the agreed-upon percentage of the total sales proceeds as NGL expense, net of certain charges, which is reported within costs and expenses in our condensed statement of consolidated operations.

We have certain fuel purchase and sale arrangements with Andeavor under which we receive certain minimum guaranteed margins with upside potential on a certain portion of our branded and unbranded fuel sales. Andeavor retains control of fuel and is the principal in these affiliate arrangements. Therefore, we net the purchase and sale of fuel in our condensed consolidated statements of operations.

Our product sales arrangements are for specified goods for which enforceable rights and obligations are created when sales volumes are determined, which typically occurs as orders are issued or spot sales are made, but may be determined at contract inception. Each barrel, gallon or other unit of measure of product, is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated based on stand-alone selling price. We use observable market prices for the products we sell to determine the stand-alone selling price of each separate performance obligation. Product revenues are recognized at a point-in-time, which generally occurs upon delivery and transfer of title to the customer. Payments for product sales are generally received within 30 days from when control has transferred.

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Arrangements
Based on the terms of certain storage and other agreements primarily with Andeavor, we are considered to be the lessor under these implicit operating lease arrangements. Income from these leases is excluded from the scope of the new revenue standard.

Customer Contract Assets

Our receivables are generated primarily from contracts with customers. Our payment terms vary by product or service type. The period between invoicing and payment is not significant, and our assets associated with contracts with customers consist primarily of billed accounts receivable, which are included in receivables, net of allowance for doubtful accounts in our condensed consolidated balance sheets. Our contract assets include amounts recognized for deficiency payments associated with minimum volume commitments which have not been billed to customers. These contract assets are included in prepayments and other current assets in our condensed consolidated balance sheets.

Customer Contract Liabilities

For certain products or services, we receive payment in advance of when performance obligations are satisfied. These liabilities from contracts with customers consist primarily of certain deficiency payments for minimum volume commitments and customer reimbursements of costs for capital projects. Customer advances for capital projects are generally recognized over the contract term. We do not have a material impact for financing components associated with these customer advances. Payments for minimum volume commitments and other customer advances are included in deferred income within other current liabilities and other noncurrent liabilities based on timing of expected recognition, which may extend up to 15 years. During the three months ended March 31, 2018, we recognized $14 million in revenue from contract liabilities existing as of January 1, 2018, after cumulative adjustments for the adoption of ASC 606.

Summary of Customer Contract Assets and Liabilities (in millions)

	December 31, 2017	Adjustments for ASC 606 (a)	Balance at January 1, 2018	March 31, 2018
Receivables from contracts with customers	$363	$(34)	$329	$325
Other contract assets	—	34	34	13
Deferred income, current	23	—	23	21
Deferred income, noncurrent	43	19	62	56

(a)
These amounts exclude balances associated with equity method investments. We recognized a cumulative adjustment of $3 million as a decrease to Equity Method Investments in our condensed consolidated balance sheets as of January 1, 2018 for the impacts related to our equity method investment in Three Rivers Gathering, LLC. There were no material impacts to this balance during the three months ended March 31, 2018 due to the adoption.

Remaining Performance Obligations
We do not disclose the value of unsatisfied performance obligations for contracts with original expected terms of one year or less or the value of variable consideration related to unsatisfied performance obligations, when such values are not required to be estimated for purposes of allocation and recognition. Revenues associated with remaining obligations under contracts with terms in excess of one year consist primarily of arrangements for which the customer has agreed to fixed consideration based on minimum throughput volume commitments or capacity utilization. As of March 31, 2018, we had $4.2 billion of expected revenues from remaining performance obligations.

The future revenues from our service arrangements with fixed fees or minimum throughput volume commitments will be recognized over the period of performance to which the fixed fee or commitment relates, which primarily range from 1 year to 15 years. We expect approximately 80% of our total remaining obligations to be recognized within 5 years.

March 31, 2018 | 15

Notes to Condensed Consolidated Financial Statements (Unaudited)

Disaggregation

Revenue Disaggregation by Type and Product Line (in millions)

	March 31, 2018
	Terminalling and Transportation	Gathering and Processing	Wholesale
Service Revenues (a)
Refined products	$203	$—	$6
Crude oil and water	26	87	—
Natural gas	—	98	—
Other	2	—	—
Total Service Revenues	231	185	6

Product Revenues
NGL products	—	104	—
Refined products	—	—	9
Total Product Revenues	—	104	9
Total Revenues	$231	$289	$15

(a)	Includes $81 million of lease revenues for the three months ended March 31, 2018.

Note 8 - Operating Segments

Our revenues are derived from three operating segments: Terminalling and Transportation, Gathering and Processing, and Wholesale. We evaluate the performance of our segments based primarily on segment operating income and net earnings before interest, income taxes, depreciation and amortization expenses (“EBITDA”). For the purposes of our operating segment disclosure, we present operating income as it is the most comparable measure to the amounts presented in our condensed statements of consolidated operations. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Certain general and administrative expenses and interest and financing costs are excluded from segment operating income as they are not directly attributable to a specific operating segment.

Our Terminalling and Transportation segment consists of pipeline systems, including regulated common carrier refined products pipeline systems and other pipelines, which transport products and crude oil primarily from Andeavor’s refineries to nearby facilities, as well as crude oil and refined products terminals and storage facilities, marine terminals, asphalt terminals, rail-car unloading facilities, an asphalt trucking operation and a petroleum coke handling and storage facility.

Our Gathering and Processing segment consists of crude oil, natural gas and produced water gathering systems in the Bakken Shale/Williston Basin area of North Dakota and Montana, the Green River Basin, Uinta Basin, and Vermillion Basin in the states of Utah, Colorado and Wyoming, the Delaware Basin in the Permian Basin area of West Texas and Southern New Mexico, and in the San Juan Basin in the Four Corners area of Northwestern New Mexico. It also consists of gas processing and fractionation complexes in the Bakken Shale, Green River Basin, Uinta Basin and Vermillion Basin.

Our Wholesale segment includes the operations of several bulk petroleum distribution plants and a fleet of refined product delivery trucks that distribute commercial wholesale petroleum products primarily in Arizona, Colorado, Nevada, New Mexico and Texas. The refined product trucking business delivers a significant portion of the volumes sold by our Wholesale segment.

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment Information (in millions)

	Three Months Ended March 31,
	2018	2017
Revenues
Terminalling and Transportation:
Terminalling	$198	$145
Pipeline transportation	31	30
Other revenues	2	—
Total Terminalling and Transportation	231	175
Gathering and Processing:
NGL sales	104	83
Gas gathering and processing	85	80
Crude oil and water gathering	65	39
Pass-thru and other	35	43
Total Gathering and Processing	289	245
Wholesale:
Fuel sales	9	—
Other wholesale	8	—
Total Wholesale	17	—
Intersegment wholesale revenues	(2)	—
Total Revenues	$535	$420

Segment Operating Income
Terminalling and Transportation	$120	$98
Gathering and Processing	74	62
Wholesale	4	—
Total Segment Operating Income	198	160
Unallocated general and administrative expenses	(8)	(10)
Operating Income	190	150
Interest and financing costs, net	(54)	(62)
Equity in earnings of equity method investments	2	2
Other income, net	1	2
Net Earnings	$139	$92

Depreciation and Amortization Expenses
Terminalling and Transportation	$29	$21
Gathering and Processing	48	37
Wholesale	3	—
Total Depreciation and Amortization Expenses	$80	$58

Capital Expenditures
Terminalling and Transportation	$27	$27
Gathering and Processing	55	18
Wholesale	1	—
Total Capital Expenditures	$83	$45

March 31, 2018 | 17

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

This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.

Business Strategy and Overview

Overview

We are a leading full-service logistics company operating primarily in the western and inland regions of the United States. We own and operate networks of crude oil, refined products and natural gas pipelines, terminals with crude oil and refined product storage capacity, rail loading and offloading facilities, marine terminals, bulk petroleum distribution facilities, a trucking fleet and natural gas processing and fractionation complexes.

We are a fee-based, growth oriented Delaware limited partnership formed by Andeavor and are headquartered in San Antonio, Texas. Our assets are categorized into a Terminalling and Transportation segment, a Gathering and Processing segment, and a Wholesale segment. Approximately 59% of our total revenues for the three months ended March 31, 2018 were derived from Andeavor under various long-term, fee-based commercial agreements, the majority of which include minimum volume commitments.

On April 29, 2018, Andeavor and MPC entered into the MPC Merger Agreement under which MPC will acquire all of its outstanding shares. The transaction was unanimously approved by the boards of directors of both companies and is subject to regulatory and other customary closing conditions, including approvals from the shareholders of each company.

We generate revenues by charging fees for terminalling, transporting and storing crude oil and refined products, gathering crude oil and produced water, gathering and processing natural gas and selling fuel through wholesale commercial contracts. We do not engage in the trading of crude oil, natural gas, NGLs or refined products; therefore, we have minimal direct exposure to risks associated with commodity price fluctuations as part of our normal operations. However, we have certain natural gas gathering and processing contracts structured as POP arrangements. Under these POP arrangements, we gather and process the producers’ natural gas and market the natural gas and NGLs (“Equity NGLs”) and return the majority of the proceeds to the producer. Under these arrangements, we have exposure to fluctuations in commodity prices; however, this exposure is not expected to be material to our results of operations. Also, as part of the WNRL Merger, we acquired a wholesale fuel business that has exposure to commodity prices while the refined product is being transported but are mitigated by fixed margin contracts.

Effective October 30, 2017, we completed our merger with WNRL exchanging all outstanding common units of WNRL with units of Andeavor Logistics. WNRL’s assets include terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil, refined products and asphalt. WNRL’s assets and operations include 705 miles of pipelines, approximately 12.4 million barrels of active storage capacity, distribution of wholesale petroleum products and crude oil and asphalt trucking. This acquisition along with the associated infrastructure and Andeavor’s refining and commercial capabilities well position us to pursue organic growth opportunities across our combined geographic footprint including the Midland and Delaware Basins of West Texas.

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

In addition, we have completed or announced plans to grow our assets in our Gathering and Processing segment in support of third-party demand for crude oil, natural gas and water gathering services, natural gas processing services, as well as serving Andeavor’s demand for Bakken crude oil in the inland and west coast refining systems and providing crude oil supply to support Andeavor’s southwest refining system through our Permian Basin logistics assets, including:

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

Acquisitions

On May 1, 2018, we completed our acquisition of the Wamsutter Pipeline System from Plains All American Pipeline, L.P for total consideration of $180 million. The system consists of pipelines that transport crude oil to another third party pipeline system that supply the Salt Lake City area refineries, including Andeavor’s Salt Lake City refinery. We financed the acquisition using our Revolving Credit Facility. This acquisition is not material to our condensed consolidated financial statements.

Current Market Conditions

Although we have minimal exposure to commodity prices, pricing conditions were mixed for the products we handle during the first quarter. Crude oil and gasoline prices rose while natural gas and the majority of NGL prices fell. The price of the U.S.

March 31, 2018 | 19

Management’s Discussion and Analysis

domestic benchmark crude, West Texas Intermediate (WTI), gained over $4.50 per barrel in the quarter as the global market continued to show signs of rebalancing and high seasonal refinery runs drove total U.S. crude stocks below the 5-year average. The domestic rig count rose steadily throughout the first quarter, although at a more measured pace than previous quarters, as prices remain above breakeven levels in many basins. Despite the slower rate of rig additions, U.S. crude production notably exceeded historical records as producers continue to implement efficiencies and focus on core acreage. Additionally, growing export opportunities, particularly those to Latin America, are providing an incentive for U.S. refiners to maximize production of gasoline and diesel. These factors create a positive outlook for U.S. oil, gas, natural gas and refined product throughput volumes; however, regional impacts may differ.
Seasonal trends and continued healthy domestic economic conditions during the first quarter continued to support healthy refined product demand from our downstream and marketing customers. We continue to monitor the impact of commodity prices and fundamentals as it relates to our business. Given the outlined market conditions, we believe our diversified portfolio of businesses as well as our strong customer base are sufficient to continue to meet our goals and objectives outlined above.
Results of Operations

A discussion and analysis of the factors contributing to our results of operations presented below includes the consolidated financial results of Andeavor Logistics. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting future performance.

Operating Metrics

Management utilizes the following operating metrics to evaluate performance and compare profitability to other companies in the industry (amounts may not recalculate due to rounding of dollar and volume information):

•
Average terminalling revenue per barrel - calculated as total terminalling revenue divided by terminalling throughput presented in thousands of barrels per day (“Mbpd”) multiplied by 1,000 and multiplied by the number of days in the period, (90 days for both the three months ended March 31, 2018 (the “2018 Quarter”) and three months ended March 31, 2017 (the “2017 Quarter”));

•
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

•
Average gas gathering and processing revenue per Million British thermal units (“MMBtu”) - calculated as total gathering and processing fee-based revenue divided by gas gathering throughput presented in thousands of MMBtu per day (“MMBtu/d”) multiplied by 1,000 and multiplied by the number of days in the period as outlined above;

•
Average crude oil and water gathering revenue per barrel - calculated as total crude oil and water gathering fee-based revenue divided by crude oil and water gathering throughput presented in Mbpd multiplied by 1,000 and multiplied by the number of days in the period as outlined above; and

•	Wholesale fuel sales per gallon - calculated as wholesale fuel revenues divided by our total wholesale fuel sales volume in gallons.

There are a variety of ways to calculate average revenue per barrel, average margin per barrel, average revenue per MMBtu, and sales per gallon; other companies may calculate these in different ways.

Non-GAAP Measures

As a supplement to our financial information presented in accordance with U.S. GAAP, our management uses certain “non-GAAP” measures to analyze our results of operations, assess internal performance against budgeted and forecasted amounts and evaluate future impacts to our financial performance as a result of capital investments, acquisitions, divestitures and other strategic projects. These measures are important factors in assessing our operating results and profitability and include:

•	Financial non-GAAP measure of EBITDA - calculated as U.S. GAAP-based net earnings before interest, income taxes and depreciation and amortization expense;

•
Financial non-GAAP measure of Segment EBITDA - calculated as a segment’s U.S. GAAP-based operating income before depreciation and amortization expense plus equity in earnings (loss) of equity method investments and other income (expense), net;

20 |

Management’s Discussion and Analysis

•
Liquidity non-GAAP measure of distributable cash flow - calculated as U.S. GAAP-based net cash flow from operating activities adjusted for changes in working capital, amounts spent on maintenance capital net of reimbursements and other adjustments not expected to settle in cash;

•	Liquidity non-GAAP measure of distributable cash flow attributable to common unitholders - calculated as distributable cash flow minus distributions associated with the Preferred Units; and

•
Operating performance measure of average margin on NGL sales per barrel - calculated as the difference between the NGL sales revenues and the amounts recognized as NGL expense divided by our NGL sales volumes in barrels presented in Mbpd multiplied by 1,000 and multiplied by the number of days in the period as previously outlined.

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

Items Impacting Comparability

Our financial results may not be comparable for the reasons described below. See “Factors Affecting the Comparability of Our Financial Results” in our Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion.

On June 1, 2017, pursuant to the Agreement and Plan of Merger, dated as of November 16, 2016, by and among Western Refining, Inc. (“Western Refining”), Andeavor, Andeavor’s wholly-owned subsidiaries Tahoe Merger Sub 1, Inc. and Tahoe Merger Sub 2, LLC, Tahoe Merger Sub 1 was merged with and into Western Refining, with Western Refining surviving such merger as a wholly-owned subsidiary of Andeavor (the “WNR Merger”). As a result of the WNR Merger, Andeavor obtained Western Refining’s controlling interest in WNRL. Thus, the WNRL Merger was treated as a transaction of entities under common control and these condensed consolidated financial statements reflect the operations, financial position and cash flows associated with WNRL and their related subsidiaries June 1, 2017. As a result of the WNRL Merger, we have presented the wholesale fuel distribution business as a separate segment and included the asphalt trucking and crude trucking operations in the Terminalling and Transportation segment and Gathering and Processing segment, respectively.

On January 1, 2018, we adopted ASC 606 utilizing the modified retrospective method. The current period results and balances are presented in accordance with ASC 606 while comparative periods continue to be presented in accordance with the accounting standards in effect for those periods. Refer to Note 1 and Note 7 within Item 1 for further details regarding ASC 606 and the financial impact due to adoption of the standard.

March 31, 2018 | 21

Management’s Discussion and Analysis

2018 1st Quarter Versus 2017 1st Quarter

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section below for further information regarding these non-GAAP measures.

Percentage of Segment Operating Income by Operating Segment

22 |

Management’s Discussion and Analysis

Net Earnings Attributable to Partners Reconciliation (in millions)

Overview
Our net earnings for the 2018 Quarter increased $47 million to $139 million from $92 million for the 2017 Quarter primarily driven by the WNRL Merger and our acquisition of logistics assets located in Anacortes, Washington (the “Anacortes Logistics Assets”) on November 8, 2017. Partially offsetting those contributions were increases in operating costs and depreciation and amortization expenses related to the WNRL Merger. EBITDA in the 2018 Quarter increased $61 million reflecting the impact of the WNRL Merger and the acquisition of the Anacortes Logistics Assets.

Segment Results
Operating income increased $40 million to $190 million during the 2018 Quarter compared to $150 million for the 2017 Quarter driven by contributions from the WNRL Merger across all of our segments. Refer to our detailed discussion of each segment’s operating and financial results contained in this section.

Revenues
The $115 million increase in revenue, or 27%, to $535 million was driven primarily by the WNRL Merger and the acquisition of the Anacortes Logistics Assets.

NGL Expense
NGL expense decreased $11 million for the 2018 Quarter compared to the 2017 Quarter primarily due to the impact of revenue recognition standard adopted on January 1, 2018, partially offset by an increase in expense in the Rockies region due to higher production during the first quarter of 2018. Refer to Note 7 for further information regarding the adoption of the revenue recognition standard.

Operating Expenses
Operating expenses increased $64 million for the 2018 Quarter compared to the 2017 Quarter primarily due to the WNRL Merger.

Depreciation and Amortization Expense
Depreciation and amortization expenses increased $22 million for the 2018 Quarter compared to the 2017 Quarter largely due to the property, plant and equipment and intangibles acquired with the WNRL Merger.

Interest and Financing Costs, Net
Net interest and financing costs decreased $8 million in the 2018 Quarter compared to the 2017 Quarter primarily due to the refinancing of debt with new senior notes during the fourth quarter of 2017.

March 31, 2018 | 23

Management’s Discussion and Analysis

Segment Results of Operations

Terminalling and Transportation Segment

Our Terminalling and Transportation segment consists of pipeline systems, including regulated common carrier refined products pipeline systems and other pipelines, which transport products and crude oil primarily from Andeavor’s refineries to nearby facilities, as well as crude oil and refined products terminals and storage facilities, marine terminals, asphalt terminals, rail-car unloading facilities, an asphalt trucking operation and a petroleum coke handling and storage facility.

2018 1st Quarter Versus 2017 1st Quarter

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section below for further information regarding this non-GAAP measure.

Segment Volumetric Data

Volumes
Terminalling throughput volume increased 650 Mbpd, or 64%, in the 2018 Quarter compared to the 2017 Quarter. The increase in the Terminalling throughput volume was primarily attributable to the assets acquired in the WNRL Merger. Pipeline transportation throughput volume increased 43 Mbpd, or 5%, in the 2018 Quarter due to continued strong product demand.

24 |

Management’s Discussion and Analysis

Terminalling and Transportation Segment Results (in millions, except per barrel amounts)

	Three Months Ended March 31,
	2018	2017
Revenues
Terminalling	$198	$145
Pipeline transportation	31	30
Other revenues	2	—
Total Revenues	231	175
Costs and Expenses
Operating expenses (a)	74	49
Depreciation and amortization expenses	29	21
General and administrative expenses	8	7
Operating Income	$120	$98
Rates (b)
Average terminalling revenue per barrel	$1.32	$1.58
Average pipeline transportation revenue per barrel	$0.39	$0.40

Financial Results
The Terminalling and Transportation segment’s operating income increased $22 million, or 22%, and Segment EBITDA increased $31 million, or 26%, primarily driven by the WNRL Merger, the acquisition of the Anacortes Logistics Assets and organic growth. The increase in revenues was partially offset by the impact of lower throughput volumes caused by major planned maintenance at Andeavor’s refineries during the 2018 Quarter, which also impacted the tariff mix leading to a lower average terminalling revenue per barrel. In addition, we had higher operating expenses as well as depreciation and amortization expenses related to the WNRL Merger.

(a)	Operating expenses included an imbalance settlement gain of $1 million for the 2017 Quarter. There was no gain for the 2018 Quarter.

(b)	Amounts may not recalculate due to rounding of dollar and volume information.

March 31, 2018 | 25

Management’s Discussion and Analysis

Gathering and Processing Segment

Our Gathering and Processing segment consists of crude oil, natural gas and produced water gathering systems in the Bakken Shale/Williston Basin area of North Dakota and Montana, the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming (the “Rockies Region”), the Delaware Basin in the Permian Basin area of West Texas and Southern New Mexico, and in the San Juan Basin in the Four Corners area of Northwestern New Mexico. It also consists of gas processing and fractionation complexes in the Bakken Shale, Green River Basin, Uinta Basin and Vermillion Basin.

2018 1st Quarter Versus 2017 1st Quarter

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section below for further information regarding this non-GAAP measure.

Segment Volumetric Data

(a)	Volumes represent barrels sold in keep-whole arrangements, net barrels retained in POP arrangements and other associated products.

Volumes
NGL sales volumes increased in the 2018 Quarter as compared to the 2017 Quarter primarily due to ethane recovery in the Rockies region in the 2018 Quarter. Ethane recovery is the process of capturing ethane during the NGL processing stream, where it is then fractionated and sold. The increase in gas gathering and processing throughput volumes of 53 thousand MMBtu/d, or 6%, in the 2018 Quarter as compared to the 2017 Quarter was primarily driven by the Rockies region, specifically the Green River and Uinta basins. Crude oil and water throughput volumes increased 51 Mbpd, or 20%, in the 2018 Quarter primarily due to contributions from the WNRL Merger.

26 |

Management’s Discussion and Analysis

Gathering and Processing Segments Results (in millions, except per barrel and per MMBtu amounts)

	Three Months Ended March 31,
	2018	2017
Revenues
NGL sales (a)	$104	$83
Gas gathering and processing	85	80
Crude oil and water gathering	65	39
Pass-thru and other (b)	35	43
Total Revenues	289	245
Costs and Expenses
NGL expense (excluding items shown separately below) (a)(b)	48	59
Operating expenses (c)	108	77
Depreciation and amortization expenses	48	37
General and administrative expenses	11	10
Operating Income	$74	$62
Rates (d)
Average margin on NGL sales per barrel (a)(b)(e)	$53.22	$39.15
Average gas gathering and processing revenue per MMBtu	$0.93	$0.94
Average crude oil and water gathering revenue per barrel	$2.37	$1.73

Financial Results
Our Gathering and Processing segment’s operating income increased $12 million, or 19%, in the 2018 Quarter compared to the 2017 Quarter. Segment EBITDA increased $23 million, or 23%, in the 2018 Quarter compared to the 2017 Quarter.

Revenues for our crude oil and water gathering systems increased due to the WNRL Merger. Revenues were also impacted by the adoption of the new revenue recognition accounting standard, as further described in Note 7. Certain cost recoveries previously presented as service revenues are now reflected as reductions to NGL expense, resulting in an increase to the average margin on NGL sales per barrel, but had an immaterial impact to our segment operating income and Segment EBITDA. This impact was partially offset by lower margins resulting from ethane recovery in the Rockies region, specifically the Green River and Uinta basins.

In addition, we had incremental operating expenses and depreciation expenses primarily associated with the WNRL Merger.

(a)
We had 26.7 Mbpd and 21.1 Mbpd of gross NGL sales under POP and keep-whole arrangements for the 2018 Quarter and 2017 Quarter, respectively. We retained 11.8 Mbpd and 7.4 Mbpd under these arrangements, respectively. The difference between gross sales barrels and barrels retained is reflected in NGL expense resulting from the gross presentation required for the POP arrangements associated with the North Dakota Gathering and Processing Assets.

(b)
Included in the NGL expense for the 2017 Quarter was approximately $2 million of costs related to crude oil volumes obtained in connection with the North Dakota Gathering and Processing Assets acquisition. The corresponding revenues were recognized in pass-thru and other revenue. As such, the calculation of the average margin on NGL sales per barrel excludes this amount.

(c)	Operating expenses include an imbalance settlement gain of $2 million for the 2017 Quarter. There was no gain for the 2018 Quarter.

(d)	Amounts may not recalculate due to rounding of dollar and volume information.

(e)	See “Non-GAAP Reconciliations” section below for further information regarding this non-GAAP measure.

March 31, 2018 | 27

Management’s Discussion and Analysis

Wholesale

Our Wholesale segment includes the operations of several bulk petroleum distribution plants and a fleet of refined product delivery trucks that distribute commercial wholesale petroleum products primarily in Arizona, Colorado, Nevada, New Mexico and Texas. The refined product trucking business delivers a significant portion of the volumes sold by our Wholesale segment.

The Wholesale segment was added as a result of the WNRL Merger, therefore, there was no activity to report for the Wholesale segment for the three months ended March 31, 2017.

Wholesale Segment Operating Results and Data (in millions, except per gallon amounts)

Three Months Ended March 31,
2018
Revenues
Fuel sales	$9
Other wholesale	8
Total Revenues	17
Costs and Expenses
Operating expenses (excluding depreciation and amortization)	10
Depreciation and amortization expenses	3
Operating Income	$4

Segment EBITDA (a)	$7

Rates (b)
Fuel sales volumes (millions of gallons)	286
Wholesale fuel sales per gallon	3.1 ¢

Financial Results
The Wholesale segment’s operating income and Segment EBITDA was $4 million and $7 million, respectively, for the 2018 Quarter. This represented 2% of our combined segment operating income and Segment EBITDA. Our wholesale business operates under commercial and service agreements with Andeavor and sells refined products to third parties. Revenues, earnings and cash flows from our Wholesale segment are primarily affected by the sales volumes and margins of gasoline and diesel fuel.

(a)	See “Non-GAAP Reconciliations” section below for further information regarding this non-GAAP measure.

(b)	Amounts may not recalculate due to rounding of dollar and volume information.

Capital Resources and Liquidity

Overview

Our primary cash requirements relate to funding capital expenditures, acquisitions, meeting operational needs, servicing our debt and paying distributions to our unitholders. We expect our ongoing sources of liquidity to include cash generated from operations, reimbursement for certain maintenance and expansion expenditures, borrowings under our credit facilities and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital, long-term capital expenditure, acquisition and debt servicing requirements and allow us to fund at least the minimum quarterly cash distributions.

On April 29, 2018, Andeavor and MPC entered into the MPC Merger Agreement under which MPC will acquire all outstanding shares of Andeavor. The MPC Merger Agreement contains customary representations, warranties and covenants. As a subsidiary of Andeavor, the MPC Merger Agreement limits our ability to issue additional common or preferred units with certain exceptions as outlined in the agreement and from incurring any additional indebtedness outside the ordinary course of business. However, the MPC Merger Agreement allows us to continue paying the regular quarterly distributions on our common units including regular increases consistent with our past practices. Additionally, the MPC Merger Agreement allows us to continue paying the scheduled distribution on our Preferred Units. The transaction was unanimously approved by the boards of directors of both companies and is subject to regulatory and other customary closing conditions, including approvals from the shareholders of each company.

28 |

Management’s Discussion and Analysis

Capitalization

Capital Structure (in millions)

Debt, including current maturities:	March 31, 2018	December 31, 2017
Credit facilities	$443	$423
Senior notes	3,750	3,750
Capital lease obligations	8	9
Total Debt	4,201	4,182
Unamortized Issuance Costs	(52)	(54)
Debt, Net of Unamortized Issuance Costs	4,149	4,128
Total Equity	3,433	3,514
Total Capitalization	$7,582	$7,642

Debt Overview and Available Liquidity

Our Revolving Credit Facility, our Dropdown Credit Facility and our senior notes contain covenants that may, among other things, limit or restrict our ability (as well as the ability of our subsidiaries) to engage in certain activities. There have been no changes in these covenants from those described in our Annual Report on Form 10-K for the year ended December 31, 2017. As of March 31, 2018, our Revolving Credit Facility is non-recourse to Andeavor, except for Tesoro Logistics GP, LLC, our general partner.

Available Capacity Under Credit Facilities (in millions)

Credit Facility	Total Capacity	Amount Borrowed as of March 31, 2018	Available Capacity as of March 31, 2018	Weighted Average Interest Rate	Expiration
Revolving Credit Facility	$1,100	$443	$657	3.59%	January 29, 2021
Dropdown Credit Facility	1,000	—	1,000	—%	January 29, 2021
Total Credit Facilities	$2,100	$443	$1,657

Revolving Credit Facilities Expense and Fees

Credit Facility	30 Day Eurodollar (LIBOR) Rate at March 31, 2018	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Revolving Credit Facility (a)	2.31%	1.75%	4.75%	0.75%	0.300%
Dropdown Credit Facility (a)	2.31%	1.76%	4.75%	0.76%	0.300%

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

Equity Overview

Our partnership agreement authorizes us to issue an unlimited number of additional partnership securities on the terms and conditions determined by our general partner without the approval of the unitholders. Costs associated with the issuance of securities are allocated to all unitholders’ capital accounts based on their ownership interest at the time of issuance. We had 89,280,638 common public units and 600,000 Preferred Units outstanding as of March 31, 2018. Additionally, Andeavor owned 127,889,386 of our common units, constituting approximately 59% ownership interest in us. Andeavor also held 80,000 Andeavor Logistics TexNew Mex units and 2,202,880 non-economic general partner units as of March 31, 2018.

Issuance of Preferred Units
On December 1, 2017, we issued and sold the Preferred Units at a price to the public of $1,000 per unit. Distributions on the Preferred Units will accrue and be cumulative from the original issue date of the Preferred Units and will be payable semi-annually in arrears on the 15th day of February and August of each year through and including February 15, 2023.

March 31, 2018 | 29

Management’s Discussion and Analysis

Cash Flow Summary

Components of our Cash Flows (in millions)

	Three Months Ended March 31,
	2018	2017
Cash Flows From (Used in):
Operating activities	$230	$207
Investing activities	(91)	(721)
Financing activities	(187)	(139)
Decrease in Cash and Cash Equivalents	$(48)	$(653)

Operating Activities
Net cash from operating activities increased $23 million to $230 million in the 2018 Quarter compared to $207 million for the 2017 Quarter. The increase in cash from operating activities was primarily driven by an increase in net earnings from the 2017 Quarter to the 2018 Quarter and the change in working capital.

Investing Activities
Net cash used in investing activities for the 2018 Quarter was $91 million compared to $721 million in the 2017 Quarter. The decrease in cash used resulted from the acquisition of the North Dakota Gathering and Processing Assets in the 2017 Quarter, partially offset by increased capital expenditures. See “Capital Expenditures” below for a discussion of the expected capital expenditures for the year ended December 31, 2018.

Financing Activities
The 2018 Quarter had net cash used in financing activities of $187 million compared to net cash used in financing activities of $139 million for the 2017 Quarter, a $48 million increase in cash used. Sources of cash such as issuances of equity decreased by $287 million. Borrowings under our revolving credit facilities increased by $106 million and the use of our cash to repay borrowings on the credit facilities decreased $204 million. Distributions to common and preferred unitholders increased $111 million and $8 million, respectively. There were no distributions to our general partner during the 2018 Quarter due to the IDR/GP Transaction compared to $46 million during the 2017 Quarter.

Capital Expenditures

We expect capital expenditures for the year ended December 31, 2018 to be approximately $430 million, or approximately $400 million net of reimbursements primarily from Andeavor with whom we contract to provide services. During the 2018 Quarter, we spent $61 million on growth capital projects, net of $10 million in reimbursements primarily from Andeavor, and $10 million on maintenance capital projects, net of $2 million in reimbursements primarily from Andeavor. There have been no other material changes to committed amounts for our major capital projects previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Distributions

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partner unitholders will receive.

Quarterly Distributions
For the three months ended March 31, 2018 and December 31, 2017, we declared distributions of $1.015 and $1.00 per limited partnership common unit, respectively, or $4.06 and $4.00, respectively, on an annualized basis, resulting in cash distributions of $205 million for both periods. The distribution for the quarter ended March 31, 2018 will be paid May 15, 2018 to all unitholders of record as of May 1, 2018. During the three months ended March 31, 2018, we paid distributions of $8 million to our Preferred Units.

Environmental and Other Matters

Environmental Regulation
We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment or otherwise relate to protection of the environment. Compliance with these laws and regulations may require us to remediate environmental damage from any discharge of petroleum, natural gas or chemical substances from our facilities or require us to install additional pollution control equipment on our equipment and facilities. Our failure to comply with these or any other environmental or safety-related regulations could result in the assessment of administrative, civil or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of injunctions that may subject us to additional operational constraints.

Future expenditures may be required to comply with the federal, state and local environmental requirements for our various sites, including our storage facilities, pipelines, gas processing complexes and refined products terminals. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our liquidity, financial position or results of operations. See our discussion of the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement in Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2017, for more information regarding the indemnification of certain environmental matters provided to us by Andeavor and discussion of other certain environmental obligations.

30 |

Management’s Discussion and Analysis

Non-GAAP Reconciliations

Reconciliation of Net Earnings to EBITDA (in millions)

Reconciliation of Segment Operating Income to Segment EBITDA (in millions)

	Three Months Ended March 31,
	2018	2017	2018	2017	2018
	Terminalling and Transportation		Gathering and Processing		Wholesale
Segment Operating Income	$120	$98	$74	$62	$4
Depreciation and amortization expenses	29	21	48	37	3
Equity in earnings of equity method investments	—	—	2	2	—
Other income, net	1	—	—	—	—
Segment EBITDA	$150	$119	$124	$101	$7

Reconciliation of Net Cash from Operating Activities to Distributable Cash Flow (in millions)

	Three Months Ended March 31,
	2018	2017
Net cash from operating activities	$230	$207
Changes in assets and liabilities	(1)	(49)
Maintenance capital expenditures (a)	(19)	(17)
Reimbursement for maintenance capital expenditures (a)	6	8
Adjustments for equity method investments	(3)	—
Other (b)	(4)	3
Distributable Cash Flow	209	152
Less: Preferred unit distributions (c)	(10)	—
Distributable Cash Flow Attributable to Common Unitholders	$199	$152

(a)
We adjust our reconciliation of distributable cash flows for maintenance capital expenditures, tank restoration costs and expenditures required to ensure the safety, reliability, integrity and regulatory compliance of our assets with an offset for any reimbursements received for such expenditures.

(b)
Includes adjustments to remove the impact of the adoption of the new revenue recognition accounting standard on January 1, 2018. Refer to Note 7 for further information regarding the adoption of the revenue recognition standard.

(c)
Represents the cash distributions earned by the Preferred Units for the three months ended March 31, 2018 assuming a distribution is declared by the Board. Cash distributions to be paid to holders of the Preferred Units are not available to common unitholders.

March 31, 2018 | 31

Management’s Discussion and Analysis

Average Margin on NGL Sales per Barrel (in millions, except days and per barrel amounts)

	Three Months Ended March 31,
	2018	2017
Segment Operating Income	$74	$62
Add back:
Operating expenses	108	77
General and administrative expenses	11	10
Depreciation and amortization expenses	48	37
Other commodity purchases (a)	—	2
Subtract:
Gas gathering and processing revenues	(85)	(80)
Crude oil gathering revenues	(65)	(39)
Pass-thru and other revenues	(35)	(43)
Margin on NGL Sales	$56	$26
Divided by Total Volumes for the Period:
NGLs sales volumes (Mbpd)	11.8	7.4
Number of days in the period	90	90
Total volumes for the period (thousands of barrels) (b)	1,062	666
Average Margin on NGL Sales per Barrel (b)	$53.22	$39.15

(a)
Included in the NGL expense for the three months ended March 31, 2017 was approximately $2 million of costs related to crude oil volumes obtained and immediately sold in connection with the North Dakota Gathering and Processing Assets acquisition.

(b)	Amounts may not recalculate due to rounding of dollar and volume information.

32 |

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

•	operational hazards inherent in refining and natural gas processing operations and in transporting and storing crude oil, natural gas, NGLs and refined products;

•	changes in capital requirements or in expected timing, execution and benefits of planned capital projects;

•	seasonal variations in demand for natural gas and refined products;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any accruals, which affect us or Andeavor;

•	risks related to labor relations and workplace safety;

•	political developments;

•	the closing of the MPC Merger; and

•
the factors described in greater detail under “Competition” and “Risk Factors” in Items 1 and 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, and our other filings with the SEC.

All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

March 31, 2018 | 33

Quantitative and Qualitative Disclosures about Market Risk

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risks as of and for the three months ended March 31, 2018 from the risks discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the quarter ended March 31, 2018, that have materially affected or are reasonably likely to materially affect these controls.

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

34 |

Legal Proceedings, Risk Factors and Unregistered Shares of Equity Securities

Part II - Other Information

Item 1. Legal Proceedings

Litigation Matters
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but we accrue liabilities for these matters if we have determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, we believe there would be no material impact on our liquidity, financial position or results of operations.

Environmental Matters
SEC regulations require us to report certain information about any proceeding arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if a governmental authority is a party to the proceeding and we reasonably believe that the proceeding will result in monetary sanctions of $100,000 or more. There were no new proceedings during the first quarter of 2018. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, we believe there would be no material impact on our liquidity, financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, except as follows.

The closing of the MPC Merger will enable MPC to control our affairs.

On April 29, 2018, Andeavor and MPC entered into the MPC Merger Agreement under which MPC will acquire all outstanding shares of Andeavor (the “MPC Merger”). If the MPC Merger closes, Andeavor will become a wholly owned subsidiary of MPC. Because Andeavor owns our general partner and also controls a majority of our outstanding voting units, the change of control at Andeavor will enable MPC and its affiliates to exert ultimate control over our affairs and they could exercise such influence in a manner that is not in the best interests of our unitholders.

The proposed MPC Merger could have an adverse impact on our business.

As a result of the MPC Merger, MPC will indirectly own approximately 59% of our outstanding common units and 100% of our non-economic general partner interests. As a result, MPC will have control over our management and affairs and over all matters requiring unitholder approval, including significant corporate transactions, such as a merger or other sale of our company or its assets. This effectively permits a “change of control" without the vote or consent of our unitholders.

The foregoing changes to Andeavor could be disruptive to our business and operations. The proposed MPC Merger may be time consuming and disruptive to Andeavor’s business operations, including its relationship with us as the beneficial owner of a majority of our outstanding common units, the indirect owner of our general partner and the counterparty to certain of our commercial contracts. It is also possible that, following the MPC Merger, there could be changes to the composition of our board of directors and members of our senior management team. In addition, it may be difficult for MPC to address integration challenges following the completion of the merger, and the anticipated benefits of the integration of the two companies may not be realized fully or at all. Further, the completion of the MPC Merger may give rise to additional conflicts of interest and competition for business opportunities among us, Andeavor and MPC and their respective affiliates.

The MPC Merger is subject to a number of conditions that must be fulfilled or waived prior to the completion of the merger, and there can be no assurance that the merger will be consummated. In addition, if the merger transaction is consummated, any value created for MPC’s or Andeavor’s stockholders may not result in the creation of value for our unitholders.

March 31, 2018 | 35

Legal Proceedings, Risk Factors and Unregistered Shares of Equity Securities

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases by the Partnership of its Common Units

Period	Total Number of Units Purchased (a)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Remaining at Period End Under the Plan or Programs
January 2018	30,243	$52.40	—	$—
February 2018	—	$—	—	$—
March 2018	—	$—	—	$—
Total	30,243		—

(a)
The entire 30,243 units were acquired from employees during the first quarter of 2018 to satisfy tax withholding obligations in connection with the vesting of performance phantom unit awards issued to them.

Item 6. Exhibits

(a) Exhibits

Exhibit Number		Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
	Description of Exhibit	Form	Exhibit	Filing Date
‡2.1	Agreement and Plan of Merger, dated as of August 13, 2017, by and among Andeavor Logistics, LP, Tesoro Logistics GP, LLC, Western Refining Logistics, LP, Western Refining Logistics GP, LLC, WNRL Merger Sub LLC and WNRL GP Merger Sub LLC	8-K	2.1	8/14/2017

‡2.2	Contribution, Conveyance and Assumption Agreement, dated as of November 8, 2017, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Andeavor and Tesoro Refining & Marketing Company LLC	8-K	2.1	11/8/2017

*‡ 2.3
First Amendment to Contribution, Conveyance and Assumption Agreement, dated January 1, 2018, among Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Andeavor, and Tesoro Refining & Marketing Company LLC

3.1	Certificate of Limited Partnership of Andeavor Logistics LP, as amended	8-K	3.1	8/1/2017

3.2	Third Amended and Restated Agreement of Limited Partnership of Andeavor Logistics LP, dated December 1, 2017	8-K	3.1	12/1/2017

*10.1	First Amendment to Storage Services Agreement - Anacortes II, dated January 1, 2018

10.2	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of January 5, 2018, among Andeavor Logistics LP, certain subsidiaries of Andeavor Logistics LP party thereto, the lenders party thereto, and Bank of America, N.A.	8-K	10.1	1/5/2018

10.3	Amendment No. 1 to Credit Agreement, dated as of January 5, 2018, among Andeavor Logistics LP, certain subsidiaries of Andeavor Logistics LP party thereto, the lenders party thereto, and Bank of America, N.A.	8-K	10.2	1/5/2018

10.4	Form of Tesoro Logistics LP 2011 Long-Term Incentive Plan Phantom Unit Award (Non-Employee Director)	10-K	10.90	2/21/2018

10.5	Andeavor Logistics LP Non-Employee Director Compensation Program (2018)	10-K	10.100	2/21/2018

10.6	Form of Andeavor Logistics LP 2011 Long-Term Incentive Plan Performance Phantom Unit Award (Employee)	8-K	10.1	2/23/2018

10.7	Term Sheet for 2018 Performance Phantom Unit Award (Employee)	8-K	10.2	2/23/2018

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

36 |

Exhibits

Exhibit Number		Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
	Description of Exhibit	Form	Exhibit	Filing Date
*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC on request.

*	Filed herewith

**	Submitted electronically herewith

As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed with this Report certain instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any such agreements to the SEC upon request.

March 31, 2018 | 37

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Andeavor Logistics LP

		By:	Tesoro Logistics GP, LLC
Its general partner

Date:	May 7, 2018	By:	/s/ STEVEN M. STERIN
Steven M. Sterin
President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

38 |