Form 10-Q
period 2018-06-30
ANDEAVOR LOGISTICS LP
filed 2018-08-07
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

There were 217,189,001 common units of the registrant outstanding at August 2, 2018.

Table of Contents

Andeavor Logistics LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2018

Part I - Financial Information

3	Item 1. Financial Statements (Unaudited)
	3	Condensed Statements of Consolidated Operations
	4	Condensed Consolidated Balance Sheets
	5	Condensed Statements of Consolidated Cash Flows
	6	Notes to Condensed Consolidated Financial Statements
		6	Note 1 - Organization and Basis of Presentation
		8	Note 2 - Acquisitions and Divestitures
		10	Note 3 - Related-Party Transactions
		11	Note 4 - Debt
		12	Note 5 - Commitments and Contingencies
		12	Note 6 - Equity and Net Earnings per Unit
		14	Note 7 - Revenues
		16	Note 8 - Operating Segments

18	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	18	Business Strategy and Overview
	20	Results of Operations
		26	Terminalling and Transportation Segment
		29	Gathering and Processing Segment
		33	Wholesale Segment
	36	Capital Resources and Liquidity
	38	Non-GAAP Reconciliations
	41	Important Information Regarding Forward-Looking Statements

42	Item 3. Quantitative and Qualitative Disclosures about Market Risk

42	Item 4. Controls and Procedures

Part II - Other Information

43	Item 1. Legal Proceedings

43	Item 1A. Risk Factors

43	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

44	Item 6. Exhibits

46	Signatures

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

2 |

Financial Statements

Part I - Financial Information

Item 1. Financial Statements

Andeavor Logistics LP
Condensed Statements of Consolidated Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (a)	2018	2017 (a)
	(In millions, except per unit amounts)
Revenues: (b)
Affiliate	$381	$271	$699	$474
Third-party	176	336	393	553
Total Revenues	557	607	1,092	1,027
Costs and Expenses:
Cost of fuel and other (excluding items shown separately below) (b)	—	162	—	162
NGL expense (excluding items shown separately below)	45	56	93	115
Operating expenses (excluding depreciation and amortization)	201	152	391	278
Depreciation and amortization expenses	83	66	163	124
General and administrative expenses	25	28	52	55
(Gain) loss on asset disposals and impairments	1	(26)	1	(26)
Operating Income	202	169	392	319
Interest and financing costs, net	(58)	(63)	(112)	(125)
Equity in earnings of equity method investments	3	3	5	5
Other income, net	1	2	2	4
Net Earnings	$148	$111	$287	$203

Earnings attributable to Predecessors	$—	$(1)	$—	$(1)
Net Earnings Attributable to Partners	148	110	287	202
Preferred unitholders’ interest in net earnings	(10)	—	(24)	—
General partner’s interest in net earnings, including incentive distribution rights	—	(40)	—	(77)
Limited Partners’ Interest in Net Earnings	$138	$70	$263	$125

Net earnings per limited partner unit
Common - basic	$0.63	$0.63	$1.23	$1.15
Common - diluted	$0.63	$0.63	$1.23	$1.15

Weighted average limited partner units outstanding
Common units - basic	217.2	108.0	217.2	106.4
Common units - diluted	217.3	108.1	217.3	106.5

Cash distributions paid per unit	$1.015	$0.940	$2.015	$1.850

(a)	Adjusted to include the historical results of the Predecessors. See Note 1 for further discussion.

(b)
Due to the adoption of the revenue recognition standard effective January 1, 2018, the revenues and costs associated with our fuel purchase and supply arrangements with Andeavor were netted. See Note 1 for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2018 | 3

Financial Statements

Andeavor Logistics LP
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
	(In millions, except unit amounts)
Assets
Current Assets
Cash and cash equivalents	$44	$75
Receivables, net of allowance for doubtful accounts
Trade and other	200	219
Affiliate	191	184
Prepayments and other current assets	55	27
Total Current Assets	490	505
Property, Plant and Equipment, Net
Property, plant and equipment, at cost	6,638	6,295
Accumulated depreciation	(1,013)	(882)
Property, Plant and Equipment, Net	5,625	5,413
Acquired Intangibles, Net	1,128	1,153
Goodwill	712	692
Equity Method Investments	308	320
Other Noncurrent Assets, Net	96	86
Total Assets	$8,359	$8,169

Liabilities and Equity
Current Liabilities
Accounts payable
Trade and other	$163	$160
Affiliate	265	199
Accrued interest and financing costs	40	40
Other current liabilities	65	75
Total Current Liabilities	533	474
Debt, Net of Unamortized Issuance Costs	4,372	4,127
Other Noncurrent Liabilities	71	54
Total Liabilities	4,976	4,655
Commitments and Contingencies (Note 5)
Equity
Preferred unitholders; 600,000 units issued and outstanding in 2018 and 2017	604	589
Common unitholders; 217,189,001 units issued and outstanding (217,097,057 in 2017)	2,779	2,925
Total Equity	3,383	3,514
Total Liabilities and Equity	$8,359	$8,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

4 |

Financial Statements

Andeavor Logistics LP
Condensed Statements of Consolidated Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017 (a)
	(In millions)
Cash Flows From (Used In) Operating Activities
Net earnings	$287	$203
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expenses	163	124
(Gain) loss on asset disposals and impairments	1	(26)
Other operating activities	16	20
Changes in current assets and liabilities	6	1
Changes in noncurrent assets and liabilities	(12)	(4)
Net cash from operating activities	461	318
Cash Flows From (Used In) Investing Activities
Capital expenditures	(146)	(90)
Acquisitions, net of cash	(180)	(651)
Proceeds from sales of assets	—	42
Net cash used in investing activities	(326)	(699)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	520	189
Repayments under revolving credit agreements	(278)	(469)
Proceeds from issuance of common units, net of issuance costs	—	281
Proceeds from issuance of general partner units, net of issuance costs	—	6
Quarterly distributions to common unitholders	(411)	(195)
Quarterly distributions to general partner	—	(85)
Distributions to preferred unitholders	(8)	—
Distributions in connection with acquisitions	—	(5)
Capital contributions by affiliate	14	19
Other financing activities	(3)	(3)
Net cash used in financing activities	(166)	(262)
Decrease in Cash and Cash Equivalents	(31)	(643)
Cash and Cash Equivalents, Beginning of Period	75	688
Cash and Cash Equivalents, End of Period	$44	$45

(a)    Adjusted to include the historical results of the Predecessors. See Note 1 for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2018 | 5

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

Principles of Consolidation and Basis of Presentation

Principles of Consolidation
Acquired assets from Andeavor, and the associated liabilities and results of operations, are collectively referred to as the “Predecessors.” See Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 2 for additional information regarding the acquired assets from Andeavor.

As an entity under common control with Andeavor, we record the assets that we acquire from Andeavor on our condensed consolidated balance sheet at Andeavor’s historical basis instead of fair value. Transfers of businesses between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior periods are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of Andeavor Logistics have been retrospectively adjusted to include the historical results of the assets acquired prior to the effective date of the acquisition.

We acquired certain logistics assets located in Anacortes, Washington (the “Anacortes Logistics Assets”) in 2017. While this acquisition is a common control transaction, prior periods have not been recast as these assets do not constitute a business in accordance with Accounting Standards Update (“ASU”) 2017-01, “Clarifying the Definition of a Business”.

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

Cost Classifications
Natural gas liquids (“NGL”) expense results from the cost of NGL purchases under our percent of proceeds (“POP”) arrangements as well as the non-cash acquisition of replacement dry gas under our keep-whole arrangements.

During the three and six months ended June 30, 2017, cost of fuel and other included the purchase cost of refined products sold within our Wholesale segment, the cost of inbound transportation and distribution costs incurred to transport product to our customers. Due to the adoption of ASU 2014-09, “Revenue from Contracts with Customers” and the associated subsequent amendments (collectively, “ASC 606”) on January 1, 2018, the revenues and costs associated with our fuel purchase and supply arrangements with Andeavor were netted, as further described in Note 7.

Operating expenses are comprised of direct operating costs including costs incurred for direct labor, repairs and maintenance, outside services, chemicals and catalysts, utility costs, including the purchase of electricity and natural gas used by our facilities,

6 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Financial Instruments

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The borrowings under our amended revolving credit facility (the “Revolving Credit Facility”) and our dropdown credit facility (“Dropdown Credit Facility”), which include a variable interest rate, approximate fair value. The carrying value and fair value of our debt were $4.4 billion and $4.5 billion as of June 30, 2018, respectively, and were $4.2 billion and $4.3 billion at December 31, 2017, respectively. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

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

New Accounting Standards and Disclosures

Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 to replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services for an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, ASC 606 requires expanded disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

We adopted ASC 606 on January 1, 2018 utilizing the modified retrospective method. We recognized a $22 million reduction to the opening balance of partners’ equity as of January 1, 2018 for the cumulative effect adjustment related to contracts in process but not substantially complete as of that date. We reflected the aggregate impact of all modifications executed and effective as of January 1, 2018 in applying the new standard to these contracts. The cumulative effect adjustment is primarily related to the period over which revenue is recognized on contracts for which customers pay minimum throughput volume commitments and claw-back provisions apply. Additionally, upon the adoption of ASC 606, the gross versus net presentation of certain contractual arrangements and taxes has changed as further described in Note 7. The current period results and balances are presented in accordance with ASC 606, while comparative periods continue to be presented in accordance with the accounting standards in effect for those periods.

For the three and six months ended June 30, 2018, we recorded lower revenues of $696 million and $1.3 billion, respectively, and lower costs and expenses of $696 million and $1.3 billion, respectively, for presentation impacts of applying ASC 606. These impacts were primarily associated with the netting of revenues and costs associated with our fuel purchase and supply arrangements with Andeavor, as further described in Note 7. We recorded an additional $1 million and $3 million in revenues associated with minimum volume commitments during the three and six months ended June 30, 2018, respectively, as a result of applying the new standard. There were no material impacts during the period to the condensed consolidated balance sheets or condensed statement of consolidated cash flows, as a result of the adoption.

Leases
In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which amends existing accounting standards for lease accounting and adds additional disclosures about leasing arrangements. Under the new guidance, lessees are required to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either a financing lease or operating lease with classification affecting the pattern of expense recognition in the condensed statements of consolidated operations and presentation of cash flows in the condensed statements of consolidated cash flows. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and in the original guidance the modified retrospective application was required, however, in July 2018, the FASB issued ASU 2018-11, which permits entities with another transition method in which the effective date would be the date of initial application of transition. Under this optional transition method, we would recognize a cumulative effect adjustment to the opening

June 30, 2018 | 7

Notes to Condensed Consolidated Financial Statements (Unaudited)

balance of partners’ equity in the period of adoption. We expect to elect the optional transition method and will not early adopt the standard.

We are progressing through our implementation plan which includes the following activities; designing and implementing a new lease accounting system, designing new business processes and related internal controls, extracting the required accounting and reporting data from our lease agreements as well as the assessment and documentation of the accounting impacts related to the new standard. In addition, we continue to work with the industry group on certain areas and assess the impacts as consensus is formed. While we are still working through our implementation plan, we do expect that the recognition of right-of-use assets and lease liabilities, which are not currently reflected on our condensed consolidated balance sheets, will have a material impact on total assets and liabilities. However, we do not expect the adoption of the standard to have a material impact on our condensed statements of consolidated operations or liquidity. At this time, we are unable to estimate the full impact of the standard until we progress further through our plan and the industry reaches a consensus on certain industry specific issues.

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

Restricted Cash
In November 2016, the FASB issued ASU 2016-18, "Restricted Cash" (“ASU 2016-18”), which clarifies how restricted cash and restricted cash equivalents are presented in the statements of cash flows. The ASU requires that changes in restricted cash that result from transfers between cash, cash equivalents and restricted cash should not be presented as cash flow activities in the statements of cash flows. ASU 2016-18 was effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual reporting periods. We adopted ASU 2016-08 as of January 1, 2018 on a retrospective basis. Adoption of this standard resulted in an increase in cash and cash equivalents as of June 30, 2017 of $14 million. See Note 2 for further information regarding restricted cash.

Pension and Postretirement Costs
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires the current service-cost component of net benefit costs to be presented similarly with other current compensation costs for related employees on the statement of consolidated operations and stipulates that only the service cost component of net benefit cost is eligible for capitalization. Additionally, the Partnership will present other components of net benefit costs elsewhere on the condensed statements of consolidated operations since these costs are allocated to the Partnership’s financial statements by Andeavor. The amendments to the presentation of the condensed statements of consolidated operations in this update should be applied retrospectively while the change in capitalized benefit cost is to be applied prospectively. We adopted ASU 2017-07 as of January 1, 2018. Adoption of the standard resulted in an increase to interest and financing costs of $2 million and $4 million, respectively, with a corresponding increase to other income of $2 million and $4 million, respectively, for the three and six months ended June 30, 2017 with no impact to net earnings. ASU 2017-07 does not impact the condensed consolidated balance sheets or condensed statements of consolidated cash flows.

Note 2 - Acquisitions and Divestitures

Acquisitions

SLC Core Pipeline System
On May 1, 2018, we completed our acquisition of the SLC Core Pipeline System (formerly referred to as the Wamsutter Pipeline System) from Plains All American Pipeline, L.P. for total consideration of $180 million. The system consists of pipelines that transport crude oil to another third-party pipeline system that supply the Salt Lake City area refineries, including Andeavor’s Salt Lake City refinery. We financed the acquisition using our Revolving Credit Facility. This acquisition is not material to our condensed consolidated financial statements and its operating results are reported in our Terminalling and Transportation segment.

Western Refining Logistics, LP Merger
Effective October 30, 2017, Andeavor Logistics closed its merger with Western Refining Logistics, LP (“WNRL”) (the “WNRL Merger”) exchanging all outstanding common units of WNRL with units of Andeavor Logistics, representing an equity value of $1.7 billion.

Andeavor Logistics accounted for the WNRL Merger as a common control transaction and, accordingly, inherited Andeavor’s basis in WNRL’s net assets. Andeavor accounted for the acquisition of WNRL using the acquisition method of accounting, which

8 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

requires, among other things, that assets acquired at their fair values and liabilities assumed be recognized on the balance sheet as of the acquisition date, or June 1, 2017, the date Andeavor acquired WNRL. The purchase price allocation for the WNRL Merger has been allocated based on fair values of the assets acquired and liabilities assumed at the acquisition date. The allocation of the WNRL purchase price was final as of May 31, 2018. Prior to the purchase price finalization, we recorded adjustments to the allocation to increase property, plant and equipment and reduce goodwill by $7 million during 2018.

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

Goodwill
We evaluated several factors that contributed to the amount of goodwill presented above. These factors include the acquisition of a logistics business located in advantageous areas where there is crude oil marketing capabilities and meaningful refining offtake with an assembled workforce that cannot be duplicated at the same costs by a new entrant. Further, the WNRL Merger provides a platform for future growth through operating efficiencies Andeavor Logistics expects to gain from the application of best practices across the combined company and an ability to realize synergies from the geographic diversification of Andeavor Logistics’ business and rationalization of general and administrative costs. We allocated $352 million, $144 million and $62 million of goodwill to the Gathering and Processing, Terminalling and Transportation, and Wholesale segments, respectively.

Property, Plant and Equipment
The fair value of property, plant and equipment is $1.4 billion. This fair value is based on a valuation using a combination of the income, cost and market approaches. The useful lives of acquired assets have been aligned to similar assets at Andeavor Logistics.

Acquired Intangible Assets
The fair value of the acquired identifiable intangible assets is $130 million. This fair value is based on valuation completed for the business enterprise, along with the related tangible assets, using a combination of the income method, cost method and comparable market transactions. We recognized intangible assets associated with customer relationships of $130 million with third parties, all of which will be amortized on a straight-line basis over an estimated weighted average useful life of 15 years. The accumulated amortization of our finite life intangibles acquired from the WNRL Merger was $9 million as of June 30, 2018. Amortization expense related to the acquired intangible assets is expected to be approximately $9 million per year for the next fifteen years.

WNRL Revenues and Net Earnings
During the six months ended June 30, 2018, we recognized $197 million in revenues and $56 million of net earnings related to the business acquired.

Pro Forma Financial Information
The following unaudited pro forma information combines the historical operations of Andeavor Logistics and WNRL, giving effect to the merger and related transactions as if they had been consummated on January 1, 2017, the beginning of the earliest period presented.

June 30, 2018 | 9

Notes to Condensed Consolidated Financial Statements (Unaudited)

Pro Forma Consolidated Revenues and Consolidated Net Earnings (in millions)

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Revenues	$1,039	$2,063
Net earnings (a)	123	213

(a)
While many recurring adjustments impact the pro forma figures presented, the pro forma condensed statements of consolidated operations for the three and six months ended June 30, 2017 includes a significant non-recurring adjustment to recognize the WNRL Merger acquisition and integration costs and reflects these costs in the first quarter of 2017, the period the acquisition was assumed to be completed for pro forma purposes. For the six months ended June 30, 2017, we recognized acquisition costs related to the WNRL Merger of $17 million as well as $3 million of severance costs.

Logistics Assets Drop Down and Asset Transfer
On August 6, 2018, we announced that we acquired logistics assets from Andeavor for total consideration of $1.55 billion. These assets include gathering, storage and transportation assets in the Permian region, including the RIO Pipeline; legacy Western Refining, Inc. assets and associated crude terminals; and certain of Andeavor’s refining terminalling, transportation and storage assets. The transaction also includes the Conan Crude Oil Gathering System and the Los Angeles Refinery Interconnect Pipeline, transferred at cost plus incurred interest. The transaction was funded by issuing common units to Andeavor and the remainder with borrowings under our revolving credit facilities.

Divestitures

Alaska Storage and Terminalling Assets
On June 2, 2017, due to Andeavor’s consent decree with the state of Alaska associated with our 2016 acquisition of certain terminalling and storage assets owned by Andeavor (the “Alaska Storage and Terminalling Assets”), we sold one of our existing Alaska products terminals (“Alaska Terminal”) for $28 million. The sale resulted in a $25 million gain on sale in our condensed statements of consolidated operations for both the three and six months ended June 30, 2017. The Alaska Terminal divestiture did not have an impact on our operations.

WNRL Lubricant Operations
On June 30, 2017, WNRL sold its remaining lubricant operations located in Arizona and Nevada for $14 million. There was no gain or loss resulting from this sale. Due to provisions in WNRL’s senior secured revolving credit facility agreement and senior notes indenture, the proceeds received from the sale of the lubricant operations were restricted to be used in the business or as a prepayment of debt. This cash was used during the third quarter of 2017 to reinvest in assets used in its business and as a payment of debt.

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

In addition, we have agreements for the provision of various general and administrative services by Andeavor. Under our partnership agreement, we are required to reimburse TLGP and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended omnibus agreement (the “Amended Omnibus Agreement”) or our amended secondment agreement (the “Amended Secondment Agreement”), TLGP determines the amount of these expenses. The Amended Omnibus Agreement and the Amended Secondment Agreement were amended and restated in connection with the WNRL Merger. Under the terms of the Amended Omnibus Agreement in effect as of June 30, 2018, we are required to pay Andeavor an annual corporate services fee of $13 million for the provision of various centralized corporate services, including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, certain insurance coverage, administration and other corporate services. Andeavor charged the Partnership $4 million and $5 million pursuant to the Amended Secondment

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Agreement for the three months ended June 30, 2018 and 2017, respectively, and $10 million for both the six months ended June 30, 2018 and 2017. Additionally, pursuant to the Amended Omnibus Agreement and Amended Secondment Agreement, we reimburse Andeavor for any direct costs incurred by Andeavor in providing other operational services with respect to certain of our other assets and operations.

Summary of Affiliate Transactions

Summary of Revenue and Expense Transactions with Andeavor, Including Predecessors (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues (a)	$381	$271	$699	$474
Operating expenses (b)	52	44	103	83
General and administrative expenses	18	19	38	39

(a)	Andeavor accounted for 68% and 45% of our total revenues for the three months ended June 30, 2018 and 2017, respectively, and 64% and 46% for the six months ended June 30, 2018 and 2017, respectively.

(b)
Net of reimbursements from Andeavor pursuant to the Amended Omnibus Agreement, the Carson Assets Indemnity Agreement and other affiliate agreements of $3 million and $2 million for the three months ended June 30, 2018 and 2017, respectively, and $10 million and $5 million for the six months ended June 30, 2018 and 2017, respectively.

Distributions
In accordance with our partnership agreement, the unitholders of our limited partner interests are entitled to receive quarterly distributions of available cash. During the six months ended June 30, 2018, we paid quarterly cash distributions of $230 million to Andeavor. On July 24, 2018, we declared a quarterly cash distribution of $1.03 per unit, which will be paid on August 14, 2018. The distribution will include a payment of $117 million to Andeavor. TLGP’s distribution waivers for 2018 and 2019 remain in effect as instituted in 2017 under the terms of our partnership agreement.

Note 4 - Debt

Debt Balance, Net of Unamortized Issuance Costs (in millions)

	June 30, 2018	December 31, 2017
Total debt	$4,423	$4,182
Unamortized issuance costs	(50)	(54)
Current maturities	(1)	(1)
Debt, Net of Current Maturities and Unamortized Issuance Costs	$4,372	$4,127

Available Capacity Under Credit Facilities (in millions)

	Total Capacity	Amount Borrowed as of June 30, 2018	Outstanding Letters of Credit	Available Capacity as of June 30, 2018	Weighted Average Interest Rate	Expiration
Revolving Credit Facility (a)	$1,100	$665	$—	$435	3.83%	January 29, 2021
Dropdown Credit Facility	1,000	—	—	1,000	—%	January 29, 2021
Total Credit Facilities (a)	$2,100	$665	$—	$1,435

(a)
On January 5, 2018, we amended our Revolving Credit Facility to increase the aggregate commitments from $600 million to $1.1 billion and to permit the incurrence of incremental loans. We are allowed to request that the loan availability be increased up to an aggregate of $2.1 billion, subject to receiving increased commitments from the lenders.

June 30, 2018 | 11

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Note 6 - Equity and Net Earnings per Unit

We had 89,299,615 common public units and 600,000 6.875% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Preferred Units”) outstanding as of June 30, 2018. Additionally, Andeavor owned 127,889,386 of our common units, constituting approximately 59% ownership interest in us. Andeavor also held 80,000 Andeavor Logistics TexNew Mex units and 2,202,880 non-economic general partner units as of June 30, 2018.

Andeavor and Marathon Petroleum Corporation (“MPC”) entered into an Agreement and Plan of Merger, dated as of April 29, 2018 (the “MPC Merger Agreement”), under which MPC will acquire all outstanding shares of Andeavor. The MPC Merger Agreement contains customary representations, warranties and covenants. As a subsidiary of Andeavor, the MPC Merger Agreement limits our ability to issue additional common or preferred units, with certain exceptions as outlined in the MPC Merger Agreement, and from incurring any additional indebtedness outside the ordinary course of business. However, the MPC Merger Agreement allows us to continue paying the regular quarterly distributions on our common units including regular increases consistent with our past practices. Additionally, the MPC Merger Agreement allows us to continue paying the scheduled distribution on our Preferred Units. The transaction was unanimously approved by the boards of directors of both companies, has obtained certain regulatory and governmental approvals and remains subject to customary closing conditions.

Changes to Equity (in millions)

	Partnership		Total
	Common	Preferred
Balance at December 31, 2017	$2,925	$589	$3,514
Distributions to common and preferred unitholders (a)	(411)	(8)	(419)
Net earnings attributable to partners	263	24	287
Cumulative effect of accounting standard adoption	(22)	—	(22)
Contributions (b)	23	—	23
Other	1	(1)	—
Balance at June 30, 2018	$2,779	$604	$3,383

(a)	Represents cash distributions declared and paid during the six months ended June 30, 2018.

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

Quarterly Distributions on Common Units

Quarter Ended	Quarterly Distribution Per Common Unit	Total Cash Distribution (in millions)	Date of Distribution	Unitholders Record Date
December 31, 2017 (a)	$1.000	$205	February 14, 2018	January 31, 2018
March 31, 2018 (a)	1.015	205	May 15, 2018	May 1, 2018
June 30, 2018 (a)(b)	1.030	209	August 14, 2018	August 3, 2018

(a)
This distribution is net of $15 million, $15 million and $12.5 million waived by TLGP for the three months ended June 30, 2018, March 31, 2018 and December 31, 2017, respectively. TLGP’s distribution waivers for 2018 and 2019 remain in effect as instituted in 2017 under the terms of our partnership agreement.

(b)	This distribution was declared on July 24, 2018 and will be paid on the date of distribution.

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

On February 15, 2018, we paid distributions associated with our Preferred Units of $8 million. On July 24, 2018, we declared a distribution associated with our Preferred Units in the amount of $21 million, which will be paid on August 15, 2018.

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

Net Earnings per Unit (in millions, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net earnings	$148	$111	$287	$203
Special allocations of net earnings (“Special Allocations”) (a)	—	—	—	1
Net earnings, including Special Allocations	148	111	287	204
Distributions on Preferred Units (b)	(10)	—	(20)	—
Net earnings attributable to common units	138	111	267	204
General partner’s distributions	—	(3)	—	(6)
General partner’s IDRs (c)	—	(39)	—	(75)
Limited partners’ distributions on common units	(209)	(105)	(414)	(206)
Distributions on common units greater than earnings	$(71)	$(36)	$(147)	$(83)
General partner’s earnings:
Distributions	$—	$3	$—	$6
General partner’s IDRs (c)	—	39	—	75
Allocation of distributions greater than earnings	—	1	—	—
Total general partner’s earnings	$—	$43	$—	$81
Limited partners’ earnings on common units:
Distributions (d)	$209	$105	$414	$206
Special Allocations (a)	—	—	—	(1)
Allocation of distributions greater than earnings	(72)	(37)	(148)	(83)
Total limited partners’ earnings on common units	$137	$68	$266	$122
Weighted average limited partner units outstanding:
Common units - basic	217.2	108.0	217.2	106.4
Common units - diluted (e)	217.3	108.1	217.3	106.5
Net earnings per limited partner unit: (f)
Common - basic	$0.63	$0.63	$1.23	$1.15
Common - diluted	$0.63	$0.63	$1.23	$1.15

(a)
Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions fully allocated to the general partner and any special allocations. The adjustment reflects the special allocation to common units held by TLGP for the interest incurred in connection with borrowings on the Revolving Credit Facility in lieu of using all cash on hand to fund the acquisition of crude oil, natural gas and produced water gathering systems and two natural gas processing facilities from Whiting Oil and Gas Corporation, GBK Investments, LLC and WBI Energy Midstream, LLC (the “North Dakota Gathering and Processing Assets”) during the six months ended June 30, 2017.

(b)	The Preferred Units entitle unitholders to receive preferred distributions on a semi-annually basis.

(c)
IDRs entitled the general partner to receive increasing percentages, up to 50%, of quarterly distributions in excess of $0.3881 per unit per quarter. The amount above reflects earnings distributed to our general partner net of $12.5 million and $25 million of IDRs waived by TLGP

June 30, 2018 | 13

Notes to Condensed Consolidated Financial Statements (Unaudited)

for the three and six months ended June 30, 2017, respectively. Our general partner no longer receives IDRs as a result of the IDR/GP Transaction.

(d)
Distributions of earnings for limited partners’ common units for the three and six months ended June 30, 2018 is net of a $15 million and $30 million waiver, respectively, from Andeavor in connection with the WNRL Merger.

(e)	Diluted net earnings per unit include the effects of potentially dilutive units on our common units, which consist of unvested service and performance phantom units.

(f)	Amounts may not recalculate due to rounding of dollar and unit information.

Note 7 - Revenues

We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services. For the three and six months ended June 30, 2018, revenues from contracts with customers were $473 million and $927 million, respectively, which excludes lease revenues of $84 million and $165 million, respectively. Upon adoption of ASC 606, revenue is recognized net of amounts collected from customers for taxes assessed by governmental authorities on, and concurrent with, specific revenue-producing transactions.

Service Revenue
We generate service revenue for gathering and transporting crude oil, natural gas and water; processing and fractionating natural gas and NGLs; and terminalling, transporting, and storing crude oil and refined products. We perform these services under various contractual arrangements with our customers. Under fee-based arrangements, we receive a fixed rate per volumetric unit for services we provide. For many of these fee-based arrangements, customers are required to make deficiency payments when they do not meet their minimum throughput volume commitments. Some of these contracts allow our customers to claw-back all or a portion of prior deficiency payments against excess volumes in future periods. Under keep-whole arrangements, we gather and process natural gas from producer-customers, retain and sell extracted NGLs, and return to the producer replacement dry gas (“shrink gas”) with an equivalent British thermal unit content of the NGLs retained. For these arrangements, we receive from the producer a combination of fixed rate-per unit of cash consideration as well as non-cash consideration in the form of retained NGLs. Other agreements with producers consist of POP arrangements for which we gather and purchase natural gas from the producers, process purchased natural gas, and sell resulting NGLs and shrink gas at market prices. Reimbursements of certain costs and fees received under these purchase arrangements are recorded as a reduction to NGL expense. See further discussion below on our accounting for product revenues related to the sales of products resulting from our processing activities.

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

For our keep-whole arrangements, we recognize service revenue for the fair value of non-cash consideration we receive in the form of NGLs, and NGL expense for shrink gas we provide back to our customers. We obtain control of the NGLs we receive from our customers and we bear the inventory risk, have discretion in establishing price and have the ability to direct their use. We estimate the fair value of non-cash consideration at the date we obtain control of the respective NGLs, using the monthly average published price of underlying commodity adjusted for geography and commodity specifications.

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

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Other Arrangements
Based on the terms of certain storage and other agreements in which the counterparty is primarily Andeavor, we are considered to be the lessor under these implicit operating lease arrangements. Income from these leases is excluded from the scope of the new revenue standard.

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

Customer Contract Liabilities

For certain products or services, we receive payment in advance of when performance obligations are satisfied. These liabilities from contracts with customers consist primarily of certain deficiency payments for minimum volume commitments and customer reimbursements of costs for capital projects. Customer advances for capital projects are generally recognized over the contract term. We do not have a material impact for financing components associated with these customer advances. Payments for minimum volume commitments and other customer advances are included in deferred income within other current liabilities and other noncurrent liabilities based on timing of expected recognition, which may extend up to 15 years. During the three and six months ended June 30, 2018, we recognized $6 million and $20 million in revenue from contract liabilities existing as of January 1, 2018, after cumulative adjustments for the adoption of ASC 606.

Summary of Customer Contract Assets and Liabilities (in millions)

	December 31, 2017	Adjustments for ASC 606 (a)	Balance at January 1, 2018	June 30, 2018
Receivables from contracts with customers	$363	$(34)	$329	$350
Other contract assets	—	34	34	26
Deferred income, current	23	—	23	19
Deferred income, noncurrent	43	19	62	61

(a)
These amounts exclude balances associated with equity method investments. We recognized a cumulative adjustment of $3 million as a decrease to Equity Method Investments in our condensed consolidated balance sheets as of January 1, 2018 for the impacts related to our equity method investment in Three Rivers Gathering, LLC. There were no material impacts to this balance during the six months ended June 30, 2018 due to the adoption.

Remaining Performance Obligations
We do not disclose the value of unsatisfied performance obligations for contracts with original expected terms of one year or less or the value of variable consideration related to unsatisfied performance obligations, when such values are not required to be estimated for purposes of allocation and recognition. Revenues associated with remaining obligations under contracts with terms in excess of one year consist primarily of arrangements for which the customer has agreed to fixed consideration based on minimum throughput volume commitments or capacity utilization. As of June 30, 2018, we had $4.1 billion of expected revenues from remaining performance obligations.

June 30, 2018 | 15

Notes to Condensed Consolidated Financial Statements (Unaudited)

The future revenues from our service arrangements with fixed fees or minimum throughput volume commitments will be recognized over the period of performance to which the fixed fee or commitment relates, which primarily range from 1 year to 15 years. We expect approximately 80% of our total remaining obligations to be recognized within 5 years.

Disaggregation

We disaggregate our revenues by product and services, and further by product line. For additional information regarding our operating segments, see Note 8.

Revenue Disaggregation by Type and Product Line (in millions)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Terminalling and Transportation	Gathering and Processing	Wholesale	Terminalling and Transportation	Gathering and Processing	Wholesale
Service Revenues (a)
Refined products	$205	$—	$3	$408	$—	$9
Crude oil and water	43	97	—	69	184	—
Natural gas	—	98	—	—	196	—
Other	1	—	—	3	—	—
Total Service Revenues	249	195	3	480	380	9

Product Revenues
NGL products	—	95	—	—	199	—
Refined products	—	—	15	—	—	24
Total Product Revenues	—	95	15	—	199	24
Total Revenues	$249	$290	$18	$480	$579	$33

(a)	Includes $84 million and $165 million of lease revenues for the three and six months ended June 30, 2018, respectively.

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

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment Information (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (a)	2018	2017 (a)
Revenues
Terminalling and Transportation:
Terminalling	$208	$159	$406	$304
Pipeline transportation	40	33	71	63
Other revenues	1	2	3	2
Total Terminalling and Transportation	249	194	480	369
Gathering and Processing:
NGL sales	95	81	199	164
Gas gathering and processing	82	87	167	167
Crude oil and water gathering	69	41	134	80
Pass-thru and other	44	33	79	76
Total Gathering and Processing	290	242	579	487
Wholesale:
Fuel sales (b)	15	165	24	165
Other wholesale	10	6	18	6
Total Wholesale	25	171	42	171
Intersegment wholesale revenues	(7)	—	(9)	—
Total Revenues	$557	$607	$1,092	$1,027

Segment Operating Income
Terminalling and Transportation	$128	$124	$248	$222
Gathering and Processing	70	53	144	115
Wholesale	11	2	15	2
Total Segment Operating Income	209	179	407	339
Unallocated general and administrative expenses	(7)	(10)	(15)	(20)
Operating Income	202	169	392	319
Interest and financing costs, net	(58)	(63)	(112)	(125)
Equity in earnings of equity method investments	3	3	5	5
Other income, net	1	2	2	4
Net Earnings	$148	$111	$287	$203

Depreciation and Amortization Expenses
Terminalling and Transportation	$32	$25	$61	$46
Gathering and Processing	49	40	97	77
Wholesale	2	1	5	1
Total Depreciation and Amortization Expenses	$83	$66	$163	$124

Capital Expenditures
Terminalling and Transportation	$18	$28	$45	$55
Gathering and Processing	87	21	142	39
Wholesale	—	—	1	—
Total Capital Expenditures	$105	$49	$188	$94

(a)	Adjusted to include the historical results of the Predecessors. See Note 1 for further discussion.

(b)
The presentation of wholesale fuel sales was impacted by adoption of ASC 606 on January 1, 2018. Beginning January 1, 2018 in connection with the adoption, the revenues and costs associated with our fuel purchase and supply arrangements with Andeavor were netted.

June 30, 2018 | 17

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

We are a fee-based, growth oriented Delaware limited partnership formed by Andeavor and are headquartered in San Antonio, Texas. Our assets are categorized into a Terminalling and Transportation segment, a Gathering and Processing segment, and a Wholesale segment. Approximately 68% and 64% of our total revenues for the three and six months ended June 30, 2018, respectively, were derived from Andeavor under various long-term, fee-based commercial agreements, the majority of which include minimum volume commitments.

On April 29, 2018, Andeavor and MPC entered into the MPC Merger Agreement under which MPC will acquire all of its outstanding shares. The transaction was unanimously approved by the boards of directors of both companies, has obtained certain regulatory and governmental approvals and remains subject to customary closing conditions.

We generate revenues by charging fees for terminalling, transporting and storing crude oil and refined products, gathering crude oil and produced water, gathering and processing natural gas and selling fuel through wholesale commercial contracts. We do not engage in the trading of crude oil, natural gas, NGLs or refined products; therefore, we have minimal direct exposure to risks associated with commodity price fluctuations as part of our normal operations. However, we have certain natural gas gathering and processing contracts structured as POP arrangements. Under these POP arrangements, we gather and process the producers’ natural gas, market the natural gas and return the majority of the proceeds to the producer. Under these arrangements, we have exposure to fluctuations in commodity prices; however, this exposure is not expected to be material to our results of operations. Also, as part of the WNRL Merger, we acquired a wholesale fuel business that has exposure to commodity prices while the refined product is being transported but are mitigated by fixed margin contracts.

Effective October 30, 2017, we completed our merger with WNRL exchanging all outstanding common units of WNRL with units of Andeavor Logistics. WNRL’s assets include terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil, refined products and asphalt. WNRL’s assets and operations include 705 miles of pipelines, approximately 12.4 million barrels of active storage capacity, distribution of wholesale petroleum products and crude oil and asphalt trucking. This acquisition along with the associated infrastructure and Andeavor’s refining and commercial capabilities well position us to pursue organic growth opportunities across our combined geographic footprint including the Midland and Delaware Basins of West Texas. Refer to Items Impacting Comparability in this section for more information.

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

Acquisitions

SLC Core Pipeline System
On May 1, 2018, we completed our acquisition of the SLC Core Pipeline System (formerly referred to as the Wamsutter Pipeline System) from Plains All American Pipeline, L.P. for total consideration of $180 million. The system consists of pipelines that transport crude oil to another third party pipeline system that supply the Salt Lake City area refineries, including Andeavor’s Salt Lake City refinery. We financed the acquisition using our Revolving Credit Facility. This acquisition is not material to our condensed consolidated financial statements and its operating results are reported in our Terminalling and Transportation segment.

June 30, 2018 | 19

Management’s Discussion and Analysis

Logistics Assets Drop Down and Asset Transfer
On August 6, 2018, we announced that we acquired logistics assets from Andeavor for total consideration of $1.55 billion. These assets include gathering, storage and transportation assets in the Permian region, including the RIO Pipeline; legacy Western Refining, Inc. assets and associated crude terminals; and certain of Andeavor’s refining terminalling, transportation and storage assets. The transaction also includes the Conan Crude Oil Gathering System and the Los Angeles Refinery Interconnect Pipeline, transferred at cost plus incurred interest. The transaction was funded by issuing common units to Andeavor and the remainder with borrowings under our revolving credit facilities.

Current Market Conditions

During the second quarter, the spot prices of the commodities that we handle have all increased, including crude oil, natural gas, natural gas liquids and refined products. Crude oil prices rose to their highest levels since late-2014 as OPEC-led supply reductions and robust demand from emerging economies drew global OECD stocks below their 5-year average. The US benchmark crude West Texas Intermediate (WTI) gained over $9 per barrel during the quarter and prompted producers to add 54 rigs according to the U.S. oil and gas drilling rig count. With drilling activity at its highest level in three years and continued productivity gains in well completions, US production of both oil and gas reached record levels during the second quarter.  Despite the increase in US oil production, crude stocks continued to trend below the 5-year average as US refinery consumption and crude exports each set new records. Continued exports of refined products, particularly to Latin America, are providing incentive for U.S. refiners to maximize production of gasoline and diesel. These factors create a positive outlook for U.S. oil, gas, natural gas and refined product throughput volumes, however, regional impacts may differ.

Seasonal trends and continued healthy domestic economic conditions during the second quarter continued to support refined product demand from our downstream and marketing customers. We continue to monitor the impact of commodity prices and fundamentals as it relates to our business. Given the outlined market conditions, we believe our diversified portfolio of businesses as well as our strong customer base are sufficient to continue to meet our goals and objectives outlined above.

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

Operating Metrics

Management utilizes the following operating metrics to evaluate performance and compare profitability to other companies in the industry (amounts may not recalculate due to rounding of dollar and volume information):

•
Average terminalling revenue per barrel - calculated as total terminalling revenue divided by terminalling throughput presented in thousands of barrels per day (“Mbpd”) multiplied by 1,000 and multiplied by the number of days in the period, (91 days for both the three months ended June 30, 2018 (the “2018 Quarter”) and 2017 (the “2017 Quarter”) and 181 days for both the six months ended June 30, 2018 (the “2018 Period”) and 2017 (the “2017 Period”);

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

•	Wholesale fuel sales per gallon - calculated as wholesale fuel revenues divided by our total wholesale fuel sales volume in gallons; and

•
Average wholesale fuel sales margin per gallon - calculated as the difference between total wholesale fuel revenues and wholesale cost of fuel and other divided by our total wholesale fuel sales volume in gallons.

There are a variety of ways to calculate average revenue per barrel, average margin per barrel, average revenue per MMBtu, sales per gallon and average margin per gallon; other companies may calculate these in different ways.

20 |

Management’s Discussion and Analysis

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

•
Operating performance measure of average margin on NGL sales per barrel - calculated as the difference between the NGL sales revenues and the amounts recognized as NGL expense divided by our NGL sales volumes in barrels presented in Mbpd multiplied by 1,000 and multiplied by the number of days in the period as previously outlined; and

•
Operating performance measure of average wholesale fuel sales margin per gallon - calculated as the difference between total wholesale fuel revenues and wholesale’s cost of fuel divided by our total wholesale fuel sales volumes in gallons.

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

For further information regarding these non-GAAP measures including the reconciliation of these non-GAAP measures to their most directly comparable U.S. GAAP financial measures, see the “Non-GAAP Reconciliations” section.

Items Impacting Comparability

Our financial results may not be comparable for the reasons described below. See “Factors Affecting the Comparability of Our Financial Results” in our Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion.

On June 1, 2017, pursuant to the Agreement and Plan of Merger, dated as of November 16, 2016, by and among Western Refining, Inc. (“Western Refining”), Andeavor, Andeavor’s wholly-owned subsidiaries Tahoe Merger Sub 1, Inc. and Tahoe Merger Sub 2, LLC, Tahoe Merger Sub 1 was merged with and into Western Refining, with Western Refining surviving such merger as a wholly-owned subsidiary of Andeavor (the “WNR Merger”). As a result of the WNR Merger, Andeavor obtained Western Refining’s controlling interest in WNRL. Thus, the WNRL Merger was treated as a transaction of entities under common control and these condensed consolidated financial statements reflect the operations, financial position and cash flows associated with WNRL and their related subsidiaries as of June 1, 2017.

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

June 30, 2018 | 21

Management’s Discussion and Analysis

accounting standards in effect for those periods. Refer to Note 1 and Note 7 within Item 1 for further details regarding ASC 606 and the financial impact due to adoption of the standard.

2018 2nd Quarter Versus 2017 2nd Quarter

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section for further information regarding these non-GAAP measures.

Percentage of Segment Operating Income by Operating Segment

22 |

Management’s Discussion and Analysis

Net Earnings Attributable to Partners Reconciliation (in millions)

Overview
Our net earnings for the 2018 Quarter increased $37 million to $148 million from $111 million for the 2017 Quarter and EBITDA increased $49 million primarily driven by the WNRL Merger and our acquisition of the Anacortes Logistics Assets. Partially offsetting those contributions were increases in operating costs and depreciation and amortization expenses related to a full quarter of operations from the WNRL Merger.

Segment Results
Operating income increased $33 million to $202 million during the 2018 Quarter compared to $169 million for the 2017 Quarter driven by a full quarter of contributions from the WNRL Merger across all of our segments. Refer to our detailed discussion of each segment’s operating and financial results contained in this section.

Revenues
The $50 million decrease in revenue, or 8%, to $557 million was driven primarily by impacts of the adoption of ASC 606 on January 1, 2018. The revenues and costs associated with our fuel purchase and supply arrangements with Andeavor were netted for the 2018 Quarter, as further described in Note 7. This decrease was partially offset by the impact of the WNRL Merger and the acquisition of the Anacortes Logistics Assets.

Cost of Fuel and Other
Due to the adoption of ASC 606 on January 1, 2018, the revenues and costs associated with our fuel purchase and supply arrangements with Andeavor were netted for the 2018 Quarter, as further described in Note 7.

NGL Expense
NGL expense decreased $11 million for the 2018 Quarter compared to the 2017 Quarter primarily due to the impact from the adoption of ASC 606 on January 1, 2018, partially offset by an increase in expense for the Robinson Lake and Belfield facilities due to higher production during the second quarter of 2018. Refer to Note 7 for further information regarding the adoption of ASC 606.

Operating Expenses
Operating expenses increased $49 million for the 2018 Quarter compared to the 2017 Quarter primarily due to a full quarter of operations from the WNRL Merger as well as the recognition of non-cash expenses recognized in connection with the adoption of ASC 606.

Depreciation and Amortization Expense
Depreciation and amortization expenses increased $17 million for the 2018 Quarter compared to the 2017 Quarter largely due to the property, plant and equipment and intangibles acquired with the WNRL Merger.

(Gain) Loss on Asset Disposals and Impairments
The gain on asset disposals during the 2017 Quarter was primarily due to the sale of a products terminal in Alaska.

Interest and Financing Costs, Net
Net interest and financing costs decreased $5 million in the 2018 Quarter compared to the 2017 Quarter primarily due to lower interest rates from the refinancing of debt with new senior notes during the fourth quarter of 2017 reflecting our improved investment grade rating.

June 30, 2018 | 23

Management’s Discussion and Analysis

2018 Year to Date Period Versus 2017 Year to Date Period

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section for further information regarding these non-GAAP measures.

Percentage of Segment Operating Income by Operating Segment

24 |

Management’s Discussion and Analysis

Net Earnings Attributable to Partners Reconciliation (in millions)

Overview
Our net earnings for the 2018 Period increased $84 million to $287 million from $203 million for the 2017 Period and EBITDA increased $110 million primarily driven by the WNRL Merger and our acquisition of the Anacortes Logistics Assets. Partially offsetting those contributions were increases in operating costs and depreciation and amortization expenses related to the WNRL Merger.

Segment Results
Operating income increased $73 million to $392 million during the 2018 Period compared to $319 million for the 2017 Period driven by contributions from the WNRL Merger during the entire 2018 Period across all of our segments. Refer to our detailed discussion of each segment’s operating and financial results contained in this section.

Revenues
The $65 million increase in revenue, or 6%, to $1.1 billion was driven primarily by the WNRL Merger and the acquisition of the Anacortes Logistics Assets, partially offset by the adoption of ASC 606 on January 1, 2018.

Cost of Fuel and Other
Due to the adoption of ASC 606 on January 1, 2018, the revenues and costs associated with our fuel purchase and supply arrangements with Andeavor were netted for the 2018 Period, as further described in Note 7.

NGL Expense
NGL expense decreased $22 million for the 2018 Period compared to the 2017 Period primarily due to the impact of ASC 606 adopted on January 1, 2018, partially offset by an increase in expense for the Robinson Lake and Belfield facilities due to higher production during the 2018 Period. Refer to Note 7 for further information regarding the adoption of ASC 606.

Operating Expenses
Operating expenses increased $113 million for the 2018 Period compared to the 2017 Period primarily due to the WNRL Merger as well as the recognition of non-cash expenses recognized in connection with the adoption of ASC 606.

Depreciation and Amortization Expense
Depreciation and amortization expenses increased $39 million for the 2018 Period compared to the 2017 Period largely due to the property, plant and equipment and intangibles acquired with the WNRL Merger.

(Gain) Loss on Asset Disposals and Impairments
The gain on asset disposals during the 2017 Period was due to the sale of a products terminal in Alaska.

Interest and Financing Costs, Net
Net interest and financing costs decreased $13 million in the 2018 Period compared to the 2017 Period primarily due to lower interest rates from the refinancing of debt with new senior notes during the fourth quarter of 2017 reflecting our improved investment grade credit rating.

June 30, 2018 | 25

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

2018 2nd Quarter Versus 2017 2nd Quarter

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

Segment Volumetric Data

Volumes
Terminalling throughput volume increased 505 Mbpd, or 40%, in the 2018 Quarter compared to the 2017 Quarter. The increase in the terminalling throughput volume was primarily attributable to the assets acquired in the WNRL Merger. Pipeline transportation throughput volume increased 112 Mbpd, or 12%, in the 2018 Quarter due to continued strong product demand.

26 |

Management’s Discussion and Analysis

Terminalling and Transportation Segment Results (in millions, except per barrel amounts)

	Three Months Ended June 30,
	2018	2017 (a)
Revenues
Terminalling	$208	$159
Pipeline transportation	40	33
Other revenues	1	2
Total Revenues	249	194
Costs and Expenses
Operating expenses (b)	79	62
Depreciation and amortization expenses	32	25
General and administrative expenses	9	8
(Gain) loss on asset disposals and impairments	1	(25)
Operating Income	$128	$124
Rates (c)
Average terminalling revenue per barrel	$1.29	$1.39
Average pipeline transportation revenue per barrel	$0.43	$0.40

Financial Results
The Terminalling and Transportation segment’s operating income increased $4 million, or 3%, and Segment EBITDA increased $12 million, or 8%, primarily driven by the WNRL Merger, the acquisition of the Anacortes Logistics Assets and organic growth. In addition, we had higher operating expenses as well as a full quarter of depreciation and amortization expenses related to the WNRL Merger.

The gain on asset disposals during 2017 was due to the sale of a products terminal in Alaska.

(a)	Adjusted to include the historical results of the Predecessors.

(b)	Operating expenses included an imbalance settlement gain of $1 million for the 2017 Quarter. There was no gain for the 2018 Quarter.

(c)	Amounts may not recalculate due to rounding of dollar and volume information.

2018 Year to Date Period Versus 2017 Year to Date Period

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

June 30, 2018 | 27

Management’s Discussion and Analysis

Segment Volumetric Data

Volumes
Terminalling throughput volume increased 577 Mbpd, or 51%, in the 2018 Period compared to the 2017 Period. The increase in the terminalling throughput volume was primarily attributable to the assets acquired in the WNRL Merger. Pipeline transportation throughput volume increased 78 Mbpd, or 9%, in the 2018 Period due to continued strong product demand.

Terminalling and Transportation Segment Results (in millions, except per barrel amounts)

	Six Months Ended June 30,
	2018	2017 (a)
Revenues
Terminalling	$406	$304
Pipeline transportation	71	63
Other revenues	3	2
Total Revenues	480	369
Costs and Expenses
Operating expenses (b)	153	111
Depreciation and amortization expenses	61	46
General and administrative expenses	17	15
(Gain) loss on asset disposals and impairments	1	(25)
Operating Income	$248	$222
Rates (c)
Average terminalling revenue per barrel	$1.30	$1.47
Average pipeline transportation revenue per barrel	$0.41	$0.40

Financial Results
The Terminalling and Transportation segment’s operating income increased $26 million, or 12%, and Segment EBITDA increased $43 million, or 16%, primarily driven by the WNRL Merger, the acquisition of the Anacortes Logistics Assets and organic growth. In addition, we had higher operating expenses as well as depreciation and amortization expenses for the entire 2018 Period related to the WNRL Merger.

The gain on asset disposals during 2017 was due to the sale of a products terminal in Alaska.

(a)	Adjusted to include the historical results of the Predecessors.

(b)	Operating expenses included an imbalance settlement gain of $2 million for the 2017 Period. There was no gain for the 2018 Period.

(c)	Amounts may not recalculate due to rounding of dollar and volume information.

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

2018 2nd Quarter Versus 2017 2nd Quarter

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

Segment Volumetric Data

(a)	Volumes represent barrels sold in keep-whole arrangements, net barrels retained in POP arrangements and other associated products.

(b)
The adoption of ASC 606 changed the presentation of our gas gathering and processing throughput volumes. Volumes processed internally to enhance our NGL sales are no longer reported in our throughput volumes as certain fees contained within our commodity contracts are now reported as a reduction of “NGL expense”. The impact of the adoption during the 2018 Quarter was 150 thousand MMBtu/d now being used internally and not reported in the throughput volumes used to calculate our average gas gathering and processing revenue per MMBtu.

Volumes
NGL sales volumes increased in the 2018 Quarter as compared to the 2017 Quarter primarily due to ethane recovery in the Rockies region in the 2018 Quarter. Ethane recovery is the process of capturing ethane during the NGL processing stream, where it is then fractionated and sold. The decrease in gas gathering and processing throughput volumes of 168 thousand MMBtu/d, or 18%, in the 2018 Quarter as compared to the 2017 Quarter was primarily driven by the adoption of ASC 606 which changed the presentation of certain of our volumes. The impact of the adoption is described further in Note 7. Planned downtime at our Robinson Lake gas processing facility also resulted in lower volumes during the 2018 Quarter. Crude oil and water throughput volumes increased 32 Mbpd, or 12%, in the 2018 Quarter primarily due to contributions from the WNRL Merger.

June 30, 2018 | 29

Management’s Discussion and Analysis

Gathering and Processing Segments Results (in millions, except per barrel and per MMBtu amounts)

	Three Months Ended June 30,
	2018	2017 (a)
Revenues
NGL sales (b)	$95	$81
Gas gathering and processing	82	87
Crude oil and water gathering	69	41
Pass-thru and other	44	33
Total Revenues	290	242
Costs and Expenses
NGL expense (excluding items shown separately below) (b)	45	56
Operating expenses (c)	118	84
Depreciation and amortization expenses	49	40
General and administrative expenses	8	10
Gain on asset disposals and impairments	—	(1)
Operating Income	$70	$53
Rates (d)
Average margin on NGL sales per barrel (b)(e)(f)	$59.77	$37.45
Average gas gathering and processing revenue per MMBtu (f)	$1.16	$1.00
Average crude oil and water gathering revenue per barrel	$2.53	$1.64

Financial Results
Our Gathering and Processing segment’s operating income increased $17 million, or 32%, in the 2018 Quarter compared to the 2017 Quarter. Segment EBITDA increased $26 million, or 27%, in the 2018 Quarter compared to the 2017 Quarter. The results for the 2018 Quarter were impacted by planned downtime at the Robinson Lake gas processing facility to allow for a capacity expansion project, which was successfully completed within the quarter.

Revenues for our crude oil and water gathering systems improved due to the impact from operations obtained in the WNRL Merger increasing the throughput volumes and improving our tariff mix. Revenues also increased due to continued strong volume growth in our Permian crude oil gathering during the 2018 Quarter. The 2017 Quarter was impacted by Andeavor’s Mandan refinery undergoing a turnaround lowering revenues for that period. Revenues were also impacted by the adoption of ASC 606, as further described in Note 7. Certain cost recoveries previously presented as service revenues are now reflected as reductions to NGL expense, resulting in an increase to the average margin on NGL sales per barrel, but had an immaterial impact to our segment operating income and Segment EBITDA.

In addition, we had incremental operating expenses and depreciation expenses primarily associated with the WNRL Merger.

(a)	Adjusted to include the historical results of the Predecessors.

(b)
We had 21.9 Mbpd and 20.9 Mbpd of gross NGL sales under POP and keep-whole arrangements for the 2018 Quarter and 2017 Quarter, respectively. We retained 9.1 Mbpd and 7.3 Mbpd under these arrangements, respectively. The difference between gross sales barrels and barrels retained is reflected in NGL expense resulting from the gross presentation required for the POP arrangements associated with the North Dakota Gathering and Processing Assets.

(c)	Operating expenses include an imbalance settlement gain of $1 million for the 2017 Quarter. There was no gain for the 2018 Quarter.

(d)	Amounts may not recalculate due to rounding of dollar and volume information.

(e)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

(f)
Due to the adoption of ASC 606, certain cost recoveries previously presented as service revenues are now reflected as reductions to NGL expense, resulting in an increase to the average margin on NGL sales per barrel. In addition, volumes processed internally to enhance our NGL sales are no longer reported in our throughput volumes used to calculate our average gas gathering and processing revenue per MMBtu as certain fees contained within our commodity contracts are now reported as a reduction of NGL expense. The mix of remaining volumes resulted in a higher recognized gas gathering and processing rate.

30 |

Management’s Discussion and Analysis

2018 Year to Date Period Versus 2017 Year to Date Period

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

Segment Volumetric Data

(a)	Volumes represent barrels sold in keep-whole arrangements, net barrels retained in POP arrangements and other associated products.

(b)
The adoption of ASC 606 changed the presentation of our gas gathering and processing throughput volumes. Volumes processed internally to enhance our NGL sales are no longer reported in our throughput volumes as certain fees contained within our commodity contracts are now reported as a reduction of “NGL expense”. The impact of the adoption during the 2018 Period was 162 thousand MMBtu/d now being used internally and not reported in our throughput volumes used to calculate our average gas gathering and processing revenue per MMBtu.

Volumes
NGL sales volumes increased in the 2018 Period as compared to the 2017 Period primarily due to ethane recovery in the Rockies region in the 2018 Period. The decrease in gas gathering and processing throughput volumes of 145 thousand MMBtu/d, or 15%, in the 2018 Period as compared to the 2017 Period was primarily driven by the adoption of ASC 606 which changed the presentation of certain of our volumes. The impact of the adoption is described further in Note 7. Planned downtime at our Robinson Lake gas processing facility also resulted in lower volumes during the 2018 Period. Crude oil and water throughput volumes increased 41 Mbpd, or 16%, in the 2018 Period primarily due to contributions from the WNRL Merger.

June 30, 2018 | 31

Management’s Discussion and Analysis

Gathering and Processing Segments Results (in millions, except per barrel and per MMBtu amounts)

	Six Months Ended June 30,
	2018	2017 (a)
Revenues
NGL sales (b)	$199	$164
Gas gathering and processing	167	167
Crude oil and water gathering	134	80
Pass-thru and other (c)	79	76
Total Revenues	579	487
Costs and Expenses
NGL expense (excluding items shown separately below) (b)(c)	93	115
Operating expenses (d)	226	161
Depreciation and amortization expenses	97	77
General and administrative expenses	19	20
Gain on asset disposals and impairments	—	(1)
Operating Income	$144	$115
Rates (e)
Average margin on NGL sales per barrel (b)(c)(f)(g)	$55.81	$38.30
Average gas gathering and processing revenue per MMBtu (g)	$1.14	$0.97
Average crude oil and water gathering revenue per barrel	$2.45	$1.68

Financial Results
Our Gathering and Processing segment’s operating income increased $29 million, or 25%, in the 2018 Period compared to the 2017 Period. Segment EBITDA increased $49 million, or 25%, in the 2018 Period compared to the 2017 Period. The 2018 Period was impacted by planned downtime at the Robinson Lake gas processing facility to allow for a capacity expansion project, which was successfully completed within the 2018 Period.

Revenues for our crude oil and water gathering systems improved due to the impact from operations obtained in the WNRL Merger increasing the throughput volumes and improving our tariff mix. Revenues also increased due to continued strong volume growth in our Permian crude oil gathering during the 2018 Period and Andeavor’s Mandan refinery undergoing a turnaround in the 2017 Period. Revenues were also impacted by the adoption of ASC 606, as further described in Note 7. Certain cost recoveries previously presented as service revenues are now reflected as reductions to NGL expense, resulting in an increase to the average margin on NGL sales per barrel, but had an immaterial impact to our segment operating income and Segment EBITDA.

In addition, we had incremental operating expenses and depreciation expenses primarily associated with the WNRL Merger.

(a)	Adjusted to include the historical results of the Predecessors.

(b)
We had 24.3 Mbpd and 21.0 Mbpd of gross NGL sales under POP and keep-whole arrangements for the 2018 Period and 2017 Period, respectively. We retained 10.4 Mbpd and 7.4 Mbpd under these arrangements, respectively. The difference between gross sales barrels and barrels retained is reflected in NGL expense resulting from the gross presentation required for the POP arrangements associated with the North Dakota Gathering and Processing Assets.

(c)
Included in the NGL expense for the 2017 Period was approximately $2 million of costs related to crude oil volumes obtained in connection with the North Dakota Gathering and Processing Assets acquisition. The corresponding revenues were recognized in pass-thru and other revenue. As such, the calculation of the average margin on NGL sales per barrel excludes this amount.

(d)	Operating expenses include an imbalance settlement gain of $3 million for the 2017 Period. There was no gain for the 2018 Period.

(e)	Amounts may not recalculate due to rounding of dollar and volume information.

(f)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

(g)
Due to the adoption of ASC 606, certain cost recoveries previously presented as service revenues are now reflected as reductions to NGL expense, resulting in an increase to the average margin on NGL sales per barrel. In addition, volumes processed internally to enhance our NGL sales are no longer reported in our throughput volumes used to calculate our average gas gathering and processing revenue per MMBtu as certain fees contained within our commodity contracts are now reported as a reduction of NGL expense. The mix of remaining volumes resulted in a higher recognized gas gathering and processing rate.

32 |

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

The Wholesale segment was added as a result of the WNRL Merger, therefore, there was only one month of activity to report for the Wholesale segment for the three and six months ended June 30, 2017.

2018 2nd Quarter Versus 2017 2nd Quarter

Highlights (in millions)

(a)
Due to the adoption of ASC 606 effective January 1, 2018, the revenues and costs associated with our fuel purchase and supply arrangements with Andeavor were netted. Therefore, we no longer present cost of fuel and other or average margin on fuel sales per gallon. Instead, we now present wholesale fuel sales per gallon, which is not a direct comparison of the previous metric.

(b)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

June 30, 2018 | 33

Management’s Discussion and Analysis

Wholesale Segment Operating Results and Data (in millions, except per gallon amounts)

	Three Months Ended June 30,
	2018		2017 (a)
Revenues
Fuel sales (b)	$15		$165
Other wholesale	10		6
Total Revenues	25		171
Costs and Expenses
Cost of fuel and other (excluding items shown separately below) (b)	—		162
Operating expenses (excluding depreciation and amortization)	11		6
Depreciation and amortization expenses	2		1
General and administrative expenses	1		—
Operating Income	$11		$2

Volumes and Rates (c)
Fuel sales volumes (millions of gallons)	306		101
Wholesale fuel sales per gallon (b)	5.0	¢
Average wholesale fuel sales margin per gallon (b)(d)			3.0	¢

Financial Results
The Wholesale segment’s operating income was $11 million and $2 million and Segment EBITDA was $13 million and $3 million, for the 2018 Quarter and 2017 Quarter, respectively. Results for the 2018 Quarter compared to the 2017 Quarter were driven by seasonally higher volumes and an improved wholesale margin environment.

Due to the adoption of ASC 606 effective January 1, 2018, the revenues and costs associated with our fuel purchase and supply arrangements with Andeavor were netted. Therefore, we no longer present cost of fuel and other or average margin on fuel sales per gallon. Instead, we now present wholesale fuel sales per gallon, which is not a direct comparison of the previous metric. The impact of the adoption is described further in Note 1 and Note 7.

Volumes
Fuel sales volumes increased 205 million gallons in the 2018 Quarter as compared to the 2017 Quarter due to only one month of activity to report for the Wholesale segment for the three months ended June 30, 2017.

(a)
Adjusted to include the historical results of the Predecessors. The Wholesale business was acquired in the WNRL Merger and only represent operations since June 1, 2017, the date the business was originally acquired by Andeavor.

(b)
Due to the adoption of ASC 606 effective January 1, 2018, the revenues and costs associated with our fuel purchase and supply arrangements with Andeavor were netted. Therefore, we no longer present cost of fuel and other or average margin on fuel sales per gallon. Instead, we now present wholesale fuel sales per gallon, which is not a direct comparison of the previous metric.

(c)	Amounts may not recalculate due to rounding of dollar and volume information.

(d)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

2018 Year to Date Period Versus 2017 Year to Date Period

Highlights (in millions)

(a)
Due to the adoption of ASC 606 effective January 1, 2018, the revenues and costs associated with our fuel purchase and supply arrangements with Andeavor were netted. Therefore, we no longer present cost of fuel and other or average margin on fuel sales per gallon. Instead, we now present wholesale fuel sales per gallon, which is not a direct comparison of the previous metric.

(b)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

34 |

Management’s Discussion and Analysis

Wholesale Segment Operating Results and Data (in millions, except per gallon amounts)

	Six Months Ended June 30,
	2018		2017 (a)
Revenues
Fuel sales (b)	$24		$165
Other wholesale	18		6
Total Revenues	42		171
Costs and Expenses
Cost of fuel and other (excluding items shown separately below) (b)	—		162
Operating expenses (excluding depreciation and amortization)	21		6
Depreciation and amortization expenses	5		1
General and administrative expenses	1		—
Operating Income	$15		$2

Volumes and Rates (c)
Fuel sales volumes (millions of gallons)	593		101
Wholesale fuel sales per gallon (b)	4.1	¢
Average wholesale fuel sales margin per gallon (b)(d)			3.0	¢

Financial Results
The Wholesale segment’s operating income was $15 million and $2 million and Segment EBITDA was $20 million and $3 million for the 2018 Period and 2017 Period, respectively. Results for the 2018 Quarter compared to the 2017 Quarter were driven by seasonally higher volumes and an improved wholesale margin environment.

Due to the adoption of ASC 606 effective January 1, 2018, the revenues and costs associated with our fuel purchase and supply arrangements with Andeavor were netted. Therefore, we no longer present cost of fuel and other or average margin on fuel sales per gallon. Instead, we now present wholesale fuel sales per gallon, which is not a direct comparison of the previous metric. The impact of the adoption is described further in Note 1 and Note 7.

Volumes
Fuel sales volumes increased 492 million gallons in the 2018 Period as compared to the 2017 Period primarily due to only one month of activity to report for the Wholesale segment for the six months ended June 30, 2017.

(a)
Adjusted to include the historical results of the Predecessors. The Wholesale business was acquired in the WNRL Merger and only represent operations since June 1, 2017, the date the business was originally acquired by Andeavor.

(b)
Due to the adoption of ASC 606 effective January 1, 2018, the revenues and costs associated with our fuel purchase and supply arrangements with Andeavor were netted. Therefore, we no longer present cost of fuel and other or average margin on fuel sales per gallon. Instead, we now present wholesale fuel sales per gallon, which is not a direct comparison of the previous metric.

(c)	Amounts may not recalculate due to rounding of dollar and volume information.

(d)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

June 30, 2018 | 35

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

On April 29, 2018, Andeavor and MPC entered into the MPC Merger Agreement under which MPC will acquire all outstanding shares of Andeavor. The MPC Merger Agreement contains customary representations, warranties and covenants. As a subsidiary of Andeavor, the MPC Merger Agreement limits our ability to issue additional common or preferred units with certain exceptions as outlined in the agreement and from incurring any additional indebtedness outside the ordinary course of business. However, the MPC Merger Agreement allows us to continue paying the regular quarterly distributions on our common units including regular increases consistent with our past practices. Additionally, the MPC Merger Agreement allows us to continue paying the scheduled distribution on our Preferred Units. The transaction was unanimously approved by the boards of directors of both companies, has obtained certain regulatory and governmental approvals and remains subject to customary closing conditions.

Capitalization

Capital Structure (in millions)

Debt, including current maturities:	June 30, 2018	December 31, 2017
Credit facilities	$665	$423
Senior notes	3,750	3,750
Capital lease obligations	8	9
Total Debt	4,423	4,182
Unamortized Issuance Costs	(50)	(54)
Debt, Net of Unamortized Issuance Costs	4,373	4,128
Total Equity	3,383	3,514
Total Capitalization	$7,756	$7,642

Debt Overview and Available Liquidity

Our Revolving Credit Facility, our Dropdown Credit Facility and our senior notes contain covenants that may, among other things, limit or restrict our ability (as well as the ability of our subsidiaries) to engage in certain activities. There have been no changes in these covenants from those described in our Annual Report on Form 10-K for the year ended December 31, 2017. As of June 30, 2018, our Revolving Credit Facility is non-recourse to Andeavor, except for Tesoro Logistics GP, LLC, our general partner.

Available Capacity Under Credit Facilities (in millions)

Credit Facility	Total Capacity	Amount Borrowed as of June 30, 2018	Available Capacity as of June 30, 2018	Weighted Average Interest Rate	Expiration
Revolving Credit Facility	$1,100	$665	$435	3.83%	January 29, 2021
Dropdown Credit Facility	1,000	—	1,000	—%	January 29, 2021
Total Credit Facilities	$2,100	$665	$1,435

36 |

Management’s Discussion and Analysis

Revolving Credit Facilities Expense and Fees

Credit Facility	30 Day Eurodollar (LIBOR) Rate at June 30, 2018	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Revolving Credit Facility (a)	2.09%	1.75%	5.00%	0.75%	0.300%
Dropdown Credit Facility (a)	2.09%	1.76%	5.00%	0.76%	0.300%

(a)
We have the option to elect whether our borrowings will bear interest at a base rate plus the base rate margin, or a Eurodollar rate, for the applicable period, plus the Eurodollar margin at the time of the borrowing. The applicable margin varies based upon a certain leverage ratio, as defined by the Revolving Credit Facility. We also incur commitment fees for the unused portion of the Revolving Credit Facility at an annual rate. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate.

Equity Overview

Our partnership agreement authorizes us to issue an unlimited number of additional partnership securities on the terms and conditions determined by our general partner without the approval of the unitholders. Costs associated with the issuance of securities are allocated to all unitholders’ capital accounts based on their ownership interest at the time of issuance. We had 89,299,615 common public units and 600,000 Preferred Units outstanding as of June 30, 2018. Additionally, Andeavor owned 127,889,386 of our common units, constituting approximately 59% ownership interest in us. Andeavor also held 80,000 Andeavor Logistics TexNew Mex units and 2,202,880 non-economic general partner units as of June 30, 2018.

Issuance of Preferred Units
On December 1, 2017, we issued and sold the Preferred Units at a price to the public of $1,000 per unit. Distributions on the Preferred Units will accrue and be cumulative from the original issue date of the Preferred Units and will be payable semi-annually in arrears on the 15th day of February and August of each year through and including February 15, 2023.

Cash Flow Summary

Components of our Cash Flows (in millions)

	Six Months Ended June 30,
	2018	2017
Cash Flows From (Used in):
Operating activities	$461	$318
Investing activities	(326)	(699)
Financing activities	(166)	(262)
Decrease in Cash and Cash Equivalents	$(31)	$(643)

Operating Activities
Net cash from operating activities increased $143 million to $461 million in the 2018 Period compared to $318 million for the 2017 Period. The increase in cash from operating activities was primarily driven by an increase in net earnings from the 2017 Period to the 2018 Period and the change in working capital.

Investing Activities
Net cash used in investing activities for the 2018 Period was $326 million compared to $699 million in the 2017 Period. The decrease in cash used was the result of the cash paid for acquisitions in each period and proceeds from the sale of certain Alaska terminalling assets and WNRL’s lubricant operations located in Arizona and Nevada during the 2017 Period. The 2017 Period included the acquisition of the North Dakota Gathering and Processing Assets and the 2018 Period included the acquisition of the SLC Core Pipeline System. Partially offsetting these were higher cash spend on capital expenditures during the 2018 Period. See “Capital Expenditures” below for a discussion of the expected capital expenditures for the year ended December 31, 2018.

Financing Activities
The 2018 Period had net cash used in financing activities of $166 million compared to $262 million for the 2017 Period. Sources of cash such as issuances of equity decreased by $287 million but net borrowings under our revolving credit facilities increased by $522 million. The use of our cash to make distributions to common and preferred unitholders increased $216 million and $8 million, respectively. There were no distributions to our general partner during the 2018 Period due to the IDR/GP Transaction compared to $85 million during the 2017 Period.

Capital Expenditures

We expect capital expenditures for the year ended December 31, 2018 to be approximately $580 million, or approximately $550 million net of reimbursements primarily from Andeavor with whom we contract to provide services. The revised capital expenditure estimate is due to additional capital required to complete projects included in the drop down and the acceleration of crude oil gathering projects in the Permian Basin. Refer to Note 2 for further information regarding the drop down.

June 30, 2018 | 37

Management’s Discussion and Analysis

During the 2018 Period, we spent $151 million on growth capital projects, net of $11 million in reimbursements primarily from Andeavor, and $20 million on maintenance capital projects, net of $6 million in reimbursements primarily from Andeavor. There have been no other material changes to committed amounts for our major capital projects previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Distributions

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partner unitholders will receive.

Quarterly Distributions
For the three months ended June 30, 2018, March 31, 2018 and December 31, 2017, we declared distributions of $1.03, $1.015 and $1.00 per limited partnership common unit, respectively, or $4.12, $4.06 and $4.00, respectively, on an annualized basis, resulting in cash distributions of $209 million, $205 million and $205 million, respectively. The distribution for the quarter ended June 30, 2018 will be paid August 14, 2018 to all unitholders of record as of August 3, 2018. During the six months ended June 30, 2018, we paid distributions of $8 million to holders of our Preferred Units.

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

Non-GAAP Reconciliations

Reconciliation of Net Earnings to EBITDA (in millions)

38 |

Management’s Discussion and Analysis

Reconciliation of Segment Operating Income to Segment EBITDA (in millions)

	Three Months Ended June 30,
	2018	2017 (a)	2018	2017 (a)	2018	2017 (a)
	Terminalling and Transportation		Gathering and Processing		Wholesale
Segment Operating Income	$128	$124	$70	$53	$11	$2
Depreciation and amortization expenses	32	25	49	40	2	1
Equity in earnings of equity method investments	—	—	3	3	—	—
Other income, net	1	—	—	—	—	—
Segment EBITDA	$161	$149	$122	$96	$13	$3

	Six Months Ended June 30,
	2018	2017 (a)	2018	2017 (a)	2018	2017 (a)
	Terminalling and Transportation		Gathering and Processing		Wholesale
Segment Operating Income	$248	$222	$144	$115	$15	$2
Depreciation and amortization expenses	61	46	97	77	5	1
Equity in earnings of equity method investments	—	—	5	5	—	—
Other income, net	2	—	—	—	—	—
Segment EBITDA	$311	$268	$246	$197	$20	$3

(a)	Adjusted to include the historical results of the Predecessors.

Reconciliation of Net Cash from Operating Activities to Distributable Cash Flow (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (a)	2018	2017 (a)
Net Cash from Operating Activities	$231	$111	$461	$318
Changes in assets and liabilities	7	53	6	4
Predecessors impact	—	(10)	—	(10)
Maintenance capital expenditures (b)	(19)	(19)	(38)	(36)
Reimbursement for maintenance capital expenditures (b)	6	7	12	15
Proceeds from sale of assets	—	28	—	28
Adjustments for equity method investments	2	—	(1)	—
Other (c)	(3)	7	(7)	10
Distributable Cash Flow	224	177	433	329
Less: Preferred unit distributions (d)	(10)	—	(20)	—
Distributable Cash Flow Attributable to Common Unitholders	$214	$177	$413	$329

(a)	Adjusted to include the historical results of the Predecessors.

(b)
We adjust our reconciliation of distributable cash flows for maintenance capital expenditures, tank restoration costs and expenditures required to ensure the safety, reliability, integrity and regulatory compliance of our assets with an offset for any reimbursements received for such expenditures.

(c)	Includes adjustments to remove the impact of the adoption of ASC 606. Refer to Note 7 for further information regarding the adoption of ASC 606.

(d)
Represents the cash distributions earned by the Preferred Units for the three and six months ended June 30, 2018 assuming a distribution is declared by the Board. Cash distributions to be paid to holders of the Preferred Units are not available to common unitholders.

June 30, 2018 | 39

Management’s Discussion and Analysis

Average Margin on NGL Sales per Barrel (in millions, except days and per barrel amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (a)	2018	2017 (a)
Segment Operating Income	$70	$53	$144	$115
Add back:
Operating expenses	118	84	226	161
General and administrative expenses	8	10	19	20
Depreciation and amortization expenses	49	40	97	77
Gain on assets disposals and impairments	—	(1)	—	(1)
Other commodity purchases (b)	—	—	—	2
Subtract:
Gas gathering and processing revenues	(82)	(87)	(167)	(167)
Crude oil gathering revenues	(69)	(41)	(134)	(80)
Pass-thru and other revenues	(44)	(33)	(79)	(76)
Margin on NGL Sales	$50	$25	$106	$51
Divided by Total Volumes for the Period:
NGLs sales volumes (Mbpd)	9.1	7.3	10.4	7.4
Number of days in the period	91	91	181	181
Total volumes for the period (thousands of barrels) (c)	828	664	1,882	1,339
Average Margin on NGL Sales per Barrel (c)	$59.77	$37.45	$55.81	$38.30

(a)	Adjusted to include the historical results of the Predecessors.

(b)
Included in NGL expense for the six months ended June 30, 2017 was approximately $2 million of costs related to crude oil volumes obtained and immediately sold in connection with the North Dakota Gathering and Processing Assets acquisition.

(c)	Amounts may not recalculate due to rounding of dollar and volume information.

Average Wholesale Fuel Sales Margin per Gallon (in millions, except per gallon amounts)

Three and Six Months Ended June 30, 2017 (a)
Segment Operating Income	$2
Add back:
Operating expenses (excluding depreciation and amortization)	6
Depreciation and amortization expenses	1
Subtract:
Other wholesale revenues	(6)
Wholesale Fuel Sales Margin	$3
Divided by Total Volumes for the Period:
Fuel sales volumes (millions of gallons)	101
Average Wholesale Fuel Sales Margin per Gallon (b)	3.0 ¢

(a)
Adjusted to include the historical results of the Predecessors. The Wholesale business was acquired in the WNRL Merger and only represent operations since June 1, 2017, the date the business was originally acquired by Andeavor.

(b)	Amounts may not recalculate due to rounding of dollar and volume information.

40 |

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

•
the factors described in greater detail under “Competition” and “Risk Factors” in Items 1 and 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and our other filings with the SEC.

All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

June 30, 2018 | 41

Quantitative and Qualitative Disclosures about Market Risk

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risks as of and for the six months ended June 30, 2018 from the risks discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. With the exception of the new Enterprise Resource Planning (“ERP”) implementation described below, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On April 1, 2018, Andeavor implemented the first phases of a new ERP system designed to upgrade the technology and improve the financial and operational information. As a result of the system implementation, we updated our framework of internal controls to reflect the system enhancements and corresponding changes to our business processes. While we believe that the ERP system and related changes to internal controls will ultimately strengthen our internal control over financial reporting, there are inherent risks in implementing a new ERP system. We will continue to evaluate and test these control changes in order to provide certification as of December 31, 2018 on the effectiveness of our internal control over financial reporting.

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

42 |

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

Environmental Matters
SEC regulations require us to report certain information about any proceeding arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if a governmental authority is a party to the proceeding and we reasonably believe that the proceeding will result in monetary sanctions of $100,000 or more. There were no new proceedings during the second quarter of 2018. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, we believe there would be no material impact on our liquidity, financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, except as follows:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We may acquire units to satisfy tax withholdings obligations in connection with the vesting of units issued to certain employees. There were no such units acquired during the three months ended June 30, 2018.

June 30, 2018 | 43

Exhibits

Item 6. Exhibits
(a) Exhibits

Exhibit Number		Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
	Description of Exhibit	Form	Exhibit	Filing Date
‡2.1	Agreement and Plan of Merger, dated as of August 13, 2017, by and among Andeavor Logistics, LP, Tesoro Logistics GP, LLC, Western Refining Logistics, LP, Western Refining Logistics GP, LLC, WNRL Merger Sub LLC and WNRL GP Merger Sub LLC	8-K	2.1	8/14/2017

‡2.2	Contribution, Conveyance and Assumption Agreement, dated as of November 8, 2017, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Andeavor and Tesoro Refining & Marketing Company LLC	8-K	2.1	11/8/2017

‡ 2.3	First Amendment to Contribution, Conveyance and Assumption Agreement, dated January 1, 2018, among Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Andeavor, and Tesoro Refining & Marketing Company LLC	10-Q	2.3	5/7/2018

3.1	Certificate of Limited Partnership of Andeavor Logistics LP, as amended	8-K	3.1	8/1/2017

3.2	Third Amended and Restated Agreement of Limited Partnership of Andeavor Logistics LP, dated December 1, 2017	8-K	3.1	12/1/2017

*10.1	Amendment No. 1 to Kenai Storage Services Agreement, dated as of July 1, 2016, among Tesoro Alaska Company LLC, Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC and Tesoro Logistics LP

*10.2
Amendment No. 1 to Avon Marine Terminal Use and Throughput Agreement, dated as of November 21, 2016, by and among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining & Marketing Company LLC

*10.3
Amendment No. 1 to Martinez Storage Services Agreement, dated as of November 21, 2016, by and among Tesoro Refining & Marketing Company LLC, Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC and Tesoro Logistics LP

*10.4
Amendment No. 1 to Alaska Terminalling Services Agreement, dated as of September 16, 2016 by and among Tesoro Alaska Company LLC, Tesoro Logistics Operations LLC, Tesoro Alaska Terminals LLC, Tesoro Logistics GP, LLC and Tesoro Logistics LP

*10.5
Amendment No. 1 to Crude Oil Trucking Transportation Services Agreement, dated October 15, 2014, by and among Western Refining Wholesale, LLC, Western Refining Company, L.P. and Western Refining Southwest, Inc.

*10.6
Amendment No. 2 to Crude Oil Trucking Transportation Services Agreement, dated October 15, 2014, by and among Western Refining Wholesale, LLC, Western Refining Company, L.P. and Western Refining Southwest, Inc.

*10.7	Amendment No. 1 to Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC

*10.8	Amendment No. 2 to Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC

*10.9	Amendment No. 3 to Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC

*10.10	Amendment No. 4 to Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC

*10.11	Amendment No. 5 to Product Supply Agreement, dated October 15, 2014, by and among Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, LLC

44 |

Exhibits

Exhibit Number		Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
	Description of Exhibit	Form	Exhibit	Filing Date
*10.12
Amendment No. 1 to Terminalling, Transportation and Storage Services Agreement, dated October 16, 2013, by and among Western Refining Company, L.P., Western Refining Southwest, Inc. and Western Refining Terminals, LLC

*10.13
Amendment No. 2 to Terminalling, Transportation and Storage Services Agreement, dated October 16, 2013, by and among Western Refining Company, L.P., Western Refining Southwest, Inc. and Western Refining Terminals, LLC

*10.14
Amendment No. 3 to Terminalling, Transportation and Storage Services Agreement, dated October 16, 2013, by and among Western Refining Company, L.P., Western Refining Southwest, Inc. and Western Refining Terminals, LLC

*10.15	Amendment No. 1 to Terminalling, Transportation and Storage Services Agreement, dated September 15, 2016, by and between St. Paul Park Refining Co. LLC and Western Refining Terminals, LLC

*10.16	Amendment No. 2 to Pipeline and Gathering Services Agreement, dated October 16, 2013, by and among Western Refining Company, L.P., Western Refining Southwest, Inc. and Western Refining Pipeline, LLC

*10.17	Amendment No. 3 to Pipeline and Gathering Services Agreement, dated October 16, 2013, by and among Western Refining Company, L.P., Western Refining Southwest, Inc. and Western Refining Pipeline, LLC

*10.18	Amendment No. 4 to Pipeline and Gathering Services Agreement, dated October 16, 2013, by and among Western Refining Company, L.P., Western Refining Southwest, Inc. and Western Refining Pipeline, LLC

*10.19
Amendment No. 1 to Asphalt Trucking Transportation Services Agreement, dated May 4, 2016 and effective as of January 1, 2016, by and among Western Refining Wholesale, LLC, Western Refining Company, L.P., and, for certain limited purposes stated therein, Western Refining Southwest, Inc.

*10.20	Amendment No. 1 to Fuel Distribution and Supply Agreement, dated October 15, 2014, by and between Western Refining Wholesale, LLC and Western Refining Southwest, Inc.

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC on request.

*	Filed herewith

**	Submitted electronically herewith

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

June 30, 2018 | 45

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Andeavor Logistics LP

		By:	Tesoro Logistics GP, LLC
Its general partner

Date:	August 7, 2018	By:	/s/ STEVEN M. STERIN
Steven M. Sterin
President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

46 |