Form 10-Q
period 2019-03-31
ANDEAVOR LOGISTICS LP
filed 2019-05-09
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Units Representing Limited Partnership Interests	ANDX	New York Stock Exchange
There were 245,630,444 common units of the registrant outstanding at May 3, 2019.

Table of Contents

Andeavor Logistics LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2019

Part I - Financial Information

3	Item 1. Financial Statements (Unaudited)
	3	Condensed Statements of Consolidated Operations
	4	Condensed Consolidated Balance Sheets
	5	Condensed Statements of Consolidated Cash Flows
	6	Notes to Condensed Consolidated Financial Statements
		6	Note 1 - Organization and Basis of Presentation
		8	Note 2 - Acquisitions
		9	Note 3 - Related-Party Transactions
		11	Note 4 - Leases
		13	Note 5 - Debt
		13	Note 6 - Commitments and Contingencies
		13	Note 7 - Equity and Net Earnings per Unit
		16	Note 8 - Supplemental Cash Flow Information
		16	Note 9 - Revenues
		17	Note 10 - Operating Segments
		19	Note 11 - Subsequent Event

20	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	21	Business Strategy and Overview
	22	Results of Operations
		26	Terminalling and Transportation Segment
		28	Gathering and Processing Segment
		30	Wholesale Segment
	31	Capital Resources and Liquidity
	33	Non-GAAP Reconciliations
	36	Important Information Regarding Forward-Looking Statements

37	Item 3. Quantitative and Qualitative Disclosures about Market Risk

37	Item 4. Controls and Procedures

Part II - Other Information

38	Item 1. Legal Proceedings

38	Item 1A. Risk Factors

38	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

39	Item 6. Exhibits

41	Signatures

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

2 |

Financial Statements

Part I - Financial Information

Item 1. Financial Statements

Andeavor Logistics LP
Condensed Statements of Consolidated Operations
(Unaudited)

	Three Months Ended March 31,
	2019	2018 (a)
	(In millions, except per unit amounts)
Revenues:
Affiliate	$444	$327
Third-party	186	219
Total Revenues	630	546
Costs and Expenses:
NGL expense (excluding items shown separately below)	59	48
Operating expenses (excluding depreciation and amortization)	239	201
Depreciation and amortization expenses	101	89
General and administrative expenses	20	31
Operating Income	211	177
Interest and financing costs, net	(61)	(55)
Equity in earnings of equity method investments	7	8
Other income, net	—	1
Net Earnings	$157	$131

Loss attributable to Predecessors	$—	$8
Net Earnings Attributable to Partners	157	139
Preferred unitholders’ interest in net earnings	(10)	(14)
Limited Partners’ Interest in Net Earnings	$147	$125

Net earnings per limited partner unit:
Common - basic	$0.60	$0.59
Common - diluted	$0.60	$0.59

Weighted average limited partner units outstanding:
Common units - basic	245.5	217.2
Common units - diluted	245.7	217.4

(a)	Adjusted to include the historical results of the Predecessors. See Note 1 for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2019 | 3

Financial Statements

Andeavor Logistics LP
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2019	December 31, 2018
	(In millions, except unit amounts)
Assets
Current Assets
Cash and cash equivalents	$29	$10
Receivables, net of allowance for doubtful accounts
Trade and other	252	195
Affiliate	309	279
Prepayments and other current assets	58	79
Total Current Assets	648	563
Property, Plant and Equipment, Net
Property, plant and equipment, at cost	8,267	8,145
Accumulated depreciation	(1,385)	(1,300)
Property, Plant and Equipment, Net	6,882	6,845
Acquired Intangibles, Net	1,091	1,104
Goodwill	1,051	1,051
Equity Method Investments	602	602
Other Noncurrent Assets, Net	260	130
Total Assets	$10,534	$10,295

Liabilities and Equity
Current Liabilities
Accounts payable
Trade and other	$208	$214
Affiliate	274	252
Accrued interest and financing costs	69	41
Current maturities of debt	503	504
Other current liabilities	91	81
Total Current Liabilities	1,145	1,092
Debt, Net of Unamortized Issuance Costs	4,622	4,460
Other Noncurrent Liabilities	177	69
Total Liabilities	5,944	5,621
Commitments and Contingencies (Note 6)
Equity
Preferred unitholders; 600,000 units issued and outstanding in 2019 and 2018	593	604
Common unitholders; 245,562,963 units issued and outstanding (245,493,184 in 2018)	3,997	4,070
Total Equity	4,590	4,674
Total Liabilities and Equity	$10,534	$10,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

4 |

Financial Statements

Andeavor Logistics LP
Condensed Statements of Consolidated Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018 (a)
	(In millions)
Cash Flows From (Used In) Operating Activities:
Net earnings	$157	$131
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expenses	101	89
Other operating activities	4	8
Changes in current assets and liabilities	(18)	58
Changes in noncurrent assets and liabilities	(25)	(20)
Net cash from operating activities	219	266
Cash Flows From (Used In) Investing Activities:
Capital expenditures	(119)	(155)
Acquisitions, net of cash	—	(159)
Deposits for acquisitions	—	(10)
Net cash used in investing activities	(119)	(324)
Cash Flows From (Used In) Financing Activities:
Borrowings under revolving credit agreements	1,133	150
Repayments under revolving credit agreements	(974)	(130)
Distributions to common unitholders	(238)	(205)
Distributions to preferred unitholders	(21)	(8)
Sponsor contributions of equity to the Predecessors	—	197
Capital contributions by affiliate	20	9
Other financing activities	(1)	(3)
Net cash (used in) from financing activities	(81)	10
Increase (Decrease) in Cash and Cash Equivalents	19	(48)
Cash and Cash Equivalents, Beginning of Period	10	75
Cash and Cash Equivalents, End of Period	$29	$27

(a)    Adjusted to include the historical results of the Predecessors. See Note 1 for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2019 | 5

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Organization and Basis of Presentation

Organization

Andeavor Logistics LP (“Andeavor Logistics”) is a fee-based, full-service, diversified Delaware limited partnership formed in December 2010 by Andeavor and its wholly-owned subsidiary, Tesoro Logistics GP, LLC (“TLGP”), our general partner, to own, operate, develop and acquire logistics and related assets and businesses. Unless the context otherwise requires, references in this report to “we,” “us,” “our,” or “ours” refer to Andeavor Logistics, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless the context otherwise requires, references in this report to “Andeavor” or our “Sponsor” refer collectively to Andeavor for all activity through September 30, 2018, or Andeavor LLC, successor-by-merger to Andeavor effective October 1, 2018 and a wholly owned subsidiary of Marathon Petroleum Corporation, and any of Andeavor’s or Andeavor LLC’s subsidiaries, as applicable, other than Andeavor Logistics, its subsidiaries and its general partner. References in this report to “Marathon” or “MPC” refer to Marathon Petroleum Corporation, one or more of its consolidated subsidiaries, including Andeavor LLC, or all of them taken as a whole.

Marathon Petroleum Corporation Merger
On October 1, 2018, MPC completed its acquisition of Andeavor (the “MPC Merger”) in accordance with the Agreement and Plan of Merger, dated as of April 29, 2018, as amended. Following the MPC Merger, MPC is the beneficial owner of 156 million common units out of 245 million common units outstanding as of October 1, 2018, representing a 64% limited partner interest. MPC is also the beneficial owner of 100% of the equity interests of TLGP.

Principles of Consolidation and Basis of Presentation

Principles of Consolidation
Assets acquired from our Sponsor, and the associated liabilities and results of operations, are collectively referred to as the “Predecessors.” See Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 2 for additional information regarding the assets acquired from our Sponsor.

Transfers of businesses between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior periods are retrospectively adjusted to furnish comparative information. On August 6, 2018, we acquired assets from our Sponsor (the “2018 Drop Down”). See Note 2 for additional information. As an entity under common control with our Sponsor, we record the assets that we acquire from our Sponsor on our condensed consolidated balance sheet at our Sponsor’s historical basis instead of fair value. Accordingly, the accompanying financial statements and related notes of Andeavor Logistics have been retrospectively adjusted to include the historical results of the assets acquired prior to the effective date of the acquisition.

The financial statements of our Predecessors have been prepared from the separate records maintained by our Sponsor and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. For the three months ended March 31, 2018, our net cash from operating activities includes $36 million and net cash used in investing activities of $233 million from our Predecessors, offset by sponsor contributions of equity to the Predecessors in net cash from financing activities.

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

Basis of Presentation
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, certain information and notes normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. Management believes that the disclosures presented herein are adequate to present the information fairly. The accompanying interim condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018. Certain prior year balances have been aggregated or disaggregated in order to conform to the current year presentation.

We are required under U.S. GAAP to make estimates and assumptions that affect the amounts of assets and liabilities and revenues and expenses reported as of and during the periods presented. We review our estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates. Our results of operations for any interim period are not necessarily indicative of results for the full year.

6 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Cost Classifications
Natural gas liquids (“NGL”) expense results from the cost of NGL purchases under our percent of proceeds (“POP”) arrangements as well as the non-cash acquisition of replacement dry gas under our keep-whole arrangements.

Operating expenses are comprised of direct operating costs, including costs incurred for direct labor, repairs and maintenance, outside services, chemicals and catalysts, utility costs, including the purchase of electricity and natural gas used by our facilities, property taxes, environmental compliance costs related to current period operations, rent expense and other direct operating expenses incurred in the provision of services.

Depreciation and amortization expenses consist of the depreciation and amortization of property, plant and equipment, deferred charges and intangible assets related to our operating segments along with our corporate operations. General and administrative expenses represent costs that are not directly or indirectly related to or otherwise are not allocated to our operations. NGL expense, direct operating expenses, and depreciation and amortization expenses recognized by our Terminalling and Transportation, Gathering and Processing, and Wholesale segments (refer to amounts disclosed in Note 10) constitute costs of revenue as defined by U.S. GAAP.

Financial Instruments

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The borrowings under our amended revolving credit facility (the “Revolving Credit Facility”), our dropdown credit facility (“Dropdown Credit Facility”) and our loan agreement with MPC (the “MPC Loan Agreement”), which include a variable interest rate, approximate fair value. The carrying value and fair value of our debt were both $5.2 billion as of March 31, 2019 and were $5.0 billion and $4.9 billion at December 31, 2018, respectively. These carrying and fair values of our debt exclude unamortized issuance costs, which are netted against our total debt.

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

New Accounting Standards and Disclosures

Leases
We adopted ASU No. 2016-02, Leases (ASC 842), as of January 1, 2019, using the optional transition method. The optional transition method permits entities to adopt the provisions of ASU 2016-02 prospectively without adjusting comparative periods, which we have elected. As part of the adoption of ASC 842, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to grandfather the historical accounting conclusions until a reassessment event is present. We have also elected the practical expedient to not recognize short-term leases on the balance sheet, and the practical expedient related to right of way permits and land easements, allowing us to carry forward our accounting treatment for those existing agreements. Further, we have elected the practical expedient to not separate lease and non-lease components for the majority of our underlying classes of assets except for our third-party contractor service and equipment agreements in which we are the lessee. We did not elect the practical expedient to combine lease and non-lease components for arrangements in which we are the lessor. In instances where the practical expedient was not elected, lease and non-lease consideration is allocated based on relative standalone selling price.

Right of use assets represent our right to use an underlying asset in which we obtain substantially all of the economic benefits and convey the right to control during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right of use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Payments that are not fixed at the commencement date are considered variable and are excluded from the right of use asset and lease liability calculated. We recognized right of use assets and lease liabilities on the balance sheet for leases with a lease term of greater than one year. In the measurement of our right of use assets and lease liabilities, the fixed minimum lease payments in the agreement are discounted using a secured incremental borrowing rate provided by our financial service providers, as most of our leases do not provide an implicit rate, for a term similar to the duration of the lease. Operating lease expense is recognized on a straight-line basis over the lease term.

Adoption of the new standard resulted in the recording of additional right of use lease assets and lease liabilities of $131 million and $133 million, respectively, as of January 1, 2019, as further described in Note 4. The standard did not materially impact our condensed statements of consolidated operations or condensed statements of consolidated cash flows.

As a lessor under ASC 842, we may be required to re-classify existing contracts or operating leases to sales-type leases upon modification and reassessment of the contract. If such a modification were to occur, it may result in the de-recognition of existing assets, recognition of a receivable in the amount of the present value of fixed payments expected to be received by us under the contract, and recognition of a corresponding gain or loss in the period of change. We will evaluate the impact of a reassessment as modifications occur.

March 31, 2019 | 7

Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Compensation
In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which expanded the scope of Topic 718 to include share-based payment awards to nonemployees and eliminated the classification differences for employee and nonemployee share-based payment awards. This guidance was effective for interim and annual periods beginning after December 15, 2018. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

Note 2 - Acquisitions

2018 Drop Down
On August 6, 2018, we completed the 2018 Drop Down for total consideration of $1.55 billion. These assets include gathering, storage and transportation assets in the Permian Basin; legacy Western Refining, Inc. assets and associated crude terminals; the majority of Andeavor’s remaining refining terminalling, transportation and storage assets; and equity method investments in Andeavor Logistics Rio Pipeline LLC (“ALRP”), Minnesota Pipe Line Company, LLC, and PNAC, LLC (“PNAC”). In addition, the Conan Crude Oil Gathering System and the Los Angeles Refinery Interconnect Pipeline (“LARIP”) were transferred at cost plus incurred interest. In conjunction with the 2018 Drop Down, we entered into additional commercial agreements with our Sponsor. See Note 3 for further information regarding these agreements.

SLC Core Pipeline System
On May 1, 2018, we completed our acquisition of the SLC Core Pipeline System from Plains All American Pipeline, L.P. for total consideration of $180 million. The system consists of pipelines that transport crude oil to another third-party pipeline system that supplies Salt Lake City area refineries, including Marathon’s Salt Lake City refinery. We financed the acquisition using our Revolving Credit Facility. This acquisition is not material to our condensed consolidated financial statements and its operating results are reported in our Terminalling and Transportation segment.

8 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Combined Consolidated Financial Information

As discussed further in Note 1, we refer to the historical results of the assets acquired from our Sponsor in the 2018 Drop Down (prior to August 6, 2018) as our “Predecessor.” The following table presents our results of operations disaggregated to present results relating to us and the Predecessors for the assets acquired from our Sponsor and the total amounts included in our combined financial statements for the three months ended March 31, 2018.

Reconciliation of Combined Financial Statements (in millions)

	Three Months Ended March 31, 2018
	Combined	Andeavor Logistics LP	Predecessors
Revenues
Affiliate	$327	$318	$9
Third-party	219	217	2
Total Revenues	546	535	11
Costs and Expenses
NGL expense (exclusive of items shown separately below)	48	48	—
Operating expenses (exclusive of depreciation and amortization)	201	190	11
Depreciation and amortization expenses	89	80	9
General and administrative expenses	31	27	4
Operating Income (Loss)	177	190	(13)
Interest and financing costs, net	(55)	(54)	(1)
Equity in earnings of equity method investments	8	2	6
Other income, net	1	1	—
Net Earnings (Loss)	$131	$139	$(8)

Loss attributable to Predecessors	8	—	8
Net Earnings Attributable to Partners	139	139	—
Preferred unitholders’ interest in net earnings	(14)	(14)	—
Limited Partners’ Interest in Net Earnings	$125	$125	$—

Note 3 - Related-Party Transactions

Affiliate Agreements

We have various long-term, fee-based commercial agreements with our Sponsor, under which we provide terminal distribution, storage services, pipeline transportation, crude oil, natural gas and produced water gathering and processing, wholesale, and trucking services to Marathon, and Marathon commits to provide us with minimum monthly throughput volumes of crude oil, refined products and other products. If, in any calendar month, Marathon fails to meet its minimum volume commitments under these agreements, it will be required to pay us a shortfall payment. For the NGLs that we handle under keep-whole agreements, we transfer the commodity price risk exposure associated with these keep-whole agreements to Marathon pursuant to the Keep-Whole Commodity Fee Agreement, as amended (the “Keep-Whole Commodity Agreement”). Under the Keep-Whole Commodity Agreement, Marathon pays us a processing fee for NGLs related to the keep-whole agreements and delivers replacement dry gas to the producers on our behalf. We then pay Marathon a marketing fee in exchange for assuming the commodity price risk. The terms and pricing of this agreement are subject to revision each year.

We have agreements for the provision of various general and administrative services by our Sponsor. Under our partnership agreement, we are required to reimburse TLGP and its affiliates for all costs and expenses they incur on our behalf for managing and controlling our business and operations.

On January 30, 2019, TLGP and certain of its indirect subsidiaries entered into a secondment agreement between us and certain of our subsidiaries and Marathon Petroleum Logistics Services LLC (“MPLS”) and a secondment agreement between us and certain of our subsidiaries and Marathon Refining Logistics Services LLC (“MRLS”) (collectively, the “2019 Secondment Agreements”). Under the 2019 Secondment Agreements, MPLS and MRLS second certain employees to occupy positions within our business and organization and to conduct business on our behalf.

March 31, 2019 | 9

Notes to Condensed Consolidated Financial Statements (Unaudited)

While seconded by MPLS and MRLS to us, seconded employees remain on the payroll of MPLS or MRLS, as the case may be, and are eligible to participate in all MPLS or MRLS benefit plans that they would be eligible to participate in absent the secondment, but work for and are under our general direction, supervision and control. We reimburse MPLS or MRLS, as the case may be, for the payroll costs of the seconded employees, including base pay, bonuses and other incentive compensation plus a burden rate associated with benefits and other payroll costs for the portion of the employee’s time that is allocated to us. The 2019 Secondment Agreements are for a term of 10 years, but may be sooner terminated by us, MPLS or MRLS upon 60 days written notice. In connection with the entry into the 2019 Secondment Agreements, on January 30, 2019, our Sponsor entered into an agreement (the “Termination Agreement”) that terminated the Andeavor Secondment Agreement. The Termination Agreement had an effective date of January 1, 2019.

Except to the extent specified under our amended omnibus agreement (the “Amended Omnibus Agreement”) or the 2019 Secondment Agreements, TLGP determines the amount of these expenses. Under the terms of the Amended Omnibus Agreement in effect as of March 31, 2019, we are required to pay our Sponsor an annual corporate services fee of $17 million for the provision of various centralized corporate services, including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, certain insurance coverage, administration and other corporate services.

Pursuant to the applicable secondment agreements in effect during the three months ended March 31, 2019 and 2018, our Sponsor charged us $23 million and $6 million, respectively, reflecting increased services provided in conjunction with the assets acquired in the 2018 Drop Down. Additionally, pursuant to the Amended Omnibus Agreement and 2019 Secondment Agreements, we reimburse our Sponsor for any direct costs incurred by our Sponsor in providing other operational services with respect to certain of our other assets and operations.

Summary of Affiliate Transactions

Summary of Revenue and Expense Transactions with our Sponsor, Including Predecessors (in millions)

	Three Months Ended March 31,
	2019	2018
Revenues (a)	$444	$327
Operating expenses (b)	90	62
General and administrative expenses	30	24

(a)	Represents 70% and 60% of our total revenues for the three months ended March 31, 2019 and 2018, respectively.

(b)
Excludes reimbursements from our Sponsor pursuant to the Amended Omnibus Agreement, the Carson Assets Indemnity Agreement and other affiliate agreements of $3 million and $7 million for the three months ended March 31, 2019 and 2018, respectively.

Distributions
In accordance with our partnership agreement, the unitholders of our limited partner interests are entitled to receive quarterly distributions of available cash. During the three months ended March 31, 2019, we paid quarterly cash distributions of $146 million to our Sponsor. On April 29, 2019, we declared a quarterly cash distribution of $1.03 per unit, which will be paid on May 15, 2019. The distribution will include a payment of $148 million to Marathon. TLGP’s distribution waivers for 2019 remain in effect as instituted in 2017 under the terms of our partnership agreement.

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Leases

For further information regarding the adoption of ASC 842, including the method of adoption and practical expedients elected, see Note 1.

Lessee

We lease a wide variety of facilities and equipment under operating leases, including land and building space, office and field equipment, storage facilities and transportation equipment with remaining lease terms ranging from less than 1 year to 25 years. Some of our long-term leases include renewal options. Renewal options and termination options were not included in the measurement of right of use assets and lease liabilities since it was determined they were not reasonably certain to be exercised. The decision to renew or terminate the lease is at our sole discretion. Our lease agreements do not include any material residual value guarantees or restrictive covenants.

Maturities of lease liabilities for operating lease obligations and finance lease obligations having initial or remaining noncancellable lease terms in excess of one year as of March 31, 2019 as well as the components of lease expense under ASC 842 are as follows:

Lease Liabilities Maturities (in millions)

	Lease Obligations
	Operating	Finance
2019	$10	$3
2020	17	3
2021	14	3
2022	12	2
2023	12	2
2024 and thereafter	102	4
Gross lease payments	167	17
Less: imputed interest	(46)	(3)
Total Lease Payments	$121	$14

Components of Lease Expense (in millions)

Three Months Ended March 31, 2019
Operating lease cost	$3
Finance lease cost (a)	1
Variable lease cost	1
Short-term lease cost	6
Total Lease Cost	$11

(a)	Components of finance lease costs are primarily amortization of right of use assets as the interest on lease liabilities was immaterial.

March 31, 2019 | 11

Notes to Condensed Consolidated Financial Statements (Unaudited)

Supplemental Balance Sheet Data (in millions, except lease term and discount rates)

March 31, 2019
Operating Leases
Right of use assets included in other noncurrent assets, net	$122

Operating lease liabilities included in other current liabilities	$12
Long-term operating lease liabilities included in other noncurrent liabilities	109
Total Operating Lease Liabilities	$121

Weighted average remaining lease term	14 years
Weighted average discount rate	4.82%

Finance Leases
Property, plant and equipment, gross	$17
Accumulated depreciation	(5)
Property, Plant and Equipment, Net	$12

Debt due within one year	$4
Long-term debt	10
Total Finance Lease Liabilities	$14

Weighted average remaining lease term	6 years
Weighted average discount rate	5.47%

Lessor

We provide storage at several of our terminals as well as certain other services to our Sponsor in which we are considered to be the lessor in accordance with U.S. GAAP. We charge fixed fees based on the total storage capacity of our tanks under those agreements. The term of the majority of the storage agreements is a primary term of ten years with two five-year renewal option periods, with the primary term scheduled to expire from 2021 to 2028. Our revenue from implicit lease arrangements, excluding executory costs, totaled $136 million and $87 million for the three months ended March 31, 2019 and 2018, respectively.

Based on the changes presented in ASC 842, we, as a lessor, may be required to reclassify contracts or existing operating leases to sales-type leases upon modification and related reassessment of the contract. If such a modification were to occur, it may result in the derecognition of existing assets, recognition of a receivable in the amount of the present value of fixed payments expected to be received by us under the contract, and recognition of a corresponding gain or loss in the period of change. We will evaluate the impact of a reassessment as modifications occur.

Minimum Future Lease Revenue on Non-Cancellable Operating Leases (in millions)

March 31, 2019 (a)
2019	$412
2020	549
2021	549
2022	548
2023	546
2024 and thereafter	6,481
Total Minimum Lease Revenue	$9,085

(a)	Includes minimum future lease revenue assuming all renewal option periods for each agreement are exercised.

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment in Assets Held for Operating Leases (in millions)

	March 31, 2019	December 31, 2018
Terminal and related assets	$778	$778
Pipelines	110	110
Land and leasehold improvements	28	28
Construction in progress	19	15
Property, plant and equipment, at cost	935	931
Accumulated depreciation	(247)	(238)
Property, Plant and Equipment, Net	$688	$693

Note 5 - Debt

Debt Balance, Net of Unamortized Issuance Costs (in millions)

	March 31, 2019	December 31, 2018
Total debt	$5,167	$5,010
Unamortized issuance costs	(42)	(46)
Current maturities	(503)	(504)
Debt, Net of Current Maturities and Unamortized Issuance Costs	$4,622	$4,460

Our debt is non-recourse to Marathon, except for TLGP and with respect to borrowings under our Dropdown Credit Facility, Western Refining Southwest, Inc.

Available Capacity Under Credit Facilities (in millions)

	Total Capacity	Amount Borrowed as of March 31, 2019	Outstanding Letters of Credit	Available Capacity as of March 31, 2019	Weighted Average Interest Rate	Expiration
Revolving Credit Facility	$1,100	$999	$—	$101	4.24%	January 29, 2021
Dropdown Credit Facility	1,000	405	—	595	4.52%	January 29, 2021
MPC Loan Agreement	500	—	—	500	—%	December 21, 2023
Total Credit Facilities	$2,600	$1,404	$—	$1,196

Note 6 - Commitments and Contingencies

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

Note 7 - Equity and Net Earnings per Unit

We had 89,389,835 common public units and 600,000 6.875% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Preferred Units”) outstanding as of March 31, 2019. Additionally, Marathon owned 156,173,128 of our common units, constituting 64% ownership interest in us. Marathon also held 80,000 TexNew Mex units and all of the outstanding non-economic general partner units as of March 31, 2019.

March 31, 2019 | 13

Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes to Equity (in millions)

	Three Months Ended March 31, 2019
	Common	Preferred	Total
Balance at December 31, 2018	$4,070	$604	$4,674
Distributions to common and preferred unitholders (a)	(240)	(21)	(261)
Net earnings attributable to partners	147	10	157
Contributions (b)	19	—	19
Other	1	—	1
Balance at March 31, 2019	$3,997	$593	$4,590

	Three Months Ended March 31, 2018
	Equity of Predecessors (c)	Andeavor Logistics		Total
		Common	Preferred
Balance at December 31, 2017	$1,292	$2,925	$589	$4,806
Sponsor contributions of assets to the Predecessors	197	—	—	197
Loss attributable to the Predecessors	(8)	—	—	(8)
Distributions to common and preferred unitholders (a)	—	(205)	(8)	(213)
Net earnings attributable to partners	—	125	14	139
Contributions (b)	—	16	—	16
Cumulative effect of accounting standard adoption	—	(22)	—	(22)
Other	—	—	(1)	(1)
Balance at March 31, 2018	$1,481	$2,839	$594	$4,914

(a)	Represents cash distributions declared and paid during the three months ended March 31, 2019 and 2018.

(b)
Includes Marathon and TLGP contributions to us primarily related to reimbursements for capital spending pursuant predominantly to the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement.

(c)	Adjusted to include the historical results of the Predecessors. See Note 1 for further discussion.

Cash Distributions

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partner unitholders will receive.

Quarterly Distributions on Common Units

Quarter Ended	Quarterly Distribution Per Common Unit	Total Cash Distribution (in millions)	Date of Distribution	Unitholders Record Date
December 31, 2018 (a)	$1.03	$238	February 14, 2019	February 5, 2019
March 31, 2019 (a)(b)	1.03	240	May 15, 2019	May 9, 2019

(a)
This distribution is net of $12.5 million waived with respect to units held by our Sponsor and its affiliates for the three months ended March 31, 2019 and $15 million for the three months ended December 31, 2018. These distribution waivers were instituted in 2017 under the terms of our partnership agreement. Units held by our Sponsor or its affiliates will remain subject to a $12.5 million quarterly distribution waiver through the quarterly period ending December 31, 2019.

(b)	This distribution was declared on April 29, 2019 and will be paid on the date of distribution.

During the three months ended March 31, 2019 and 2018, we paid distributions of $21 million and $8 million, respectively, to holders of our Preferred Units.

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Earnings per Unit

We use the two-class method when calculating the net earnings per unit applicable to limited partners, because we have more than one participating security. At March 31, 2019, our participating securities consisted of common units, Preferred Units and TexNew Mex units. Net earnings is allocated between the partners in accordance with our partnership agreement. We base our calculation of net earnings per unit on the weighted average number of common limited partner units outstanding during the period.

Diluted net earnings per unit include the effects of potentially dilutive units on our common units, which consist of unvested phantom units. Distributions less than or greater than earnings are allocated in accordance with our partnership agreement.

Net Earnings per Unit (in millions, except per unit amounts)

	Three Months Ended March 31,
	2019	2018 (a)
Net earnings	$157	$131
Distributions on Preferred Units (b)	(10)	(10)
Net earnings attributable to common units	147	121
Limited partners’ distributions on common units	(240)	(205)
Distributions on common units greater than earnings	$(93)	$(84)
General partner’s earnings:
Allocation of distributions greater than earnings (c)	$—	$(8)
Total general partner’s earnings	$—	$(8)
Limited partners’ earnings on common units:
Distributions (d)	$240	$205
Allocation of distributions greater than earnings	(93)	(76)
Total limited partners’ earnings on common units	$147	$129

Weighted average limited partner units outstanding:
Common units - basic	245.5	217.2
Common units - diluted (e)	245.7	217.4
Net earnings per limited partner unit: (f)
Common - basic	$0.60	$0.59
Common - diluted	$0.60	$0.59

(a)	Adjusted to include the historical results of the Predecessors. See Note 1 for further discussion.

(b)	The Preferred Units entitle unitholders to receive preferred distributions on a semi-annual basis.

(c)	We have revised the historical allocation of general partner earnings to include the Predecessors’ losses of $8 million for the three months ended March 31, 2018.

(d)	Distributions of earnings for limited partners’ common units for the three months ended March 31, 2019 and 2018 is net of a $12.5 million and $15 million waiver, respectively, from our Sponsor.

(e)	Diluted net earnings per unit include the effects of potentially dilutive units on our common units, which consist of unvested phantom units.

(f)	Amounts may not recalculate due to rounding of dollar and unit information.

March 31, 2019 | 15

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 - Supplemental Cash Flow Information

Supplemental Disclosures of Non-Cash Activities (in millions)

	Three Months Ended March 31,
	2019	2018 (a)
Net cash from operating activities:
Interest paid (net of amounts capitalized)	$30	$23
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases	4	—
Right of use assets obtained in exchange for new operating lease obligations included in accrued liabilities	10	—
Right of use assets obtained in exchange for new operating lease obligations included in other noncurrent liabilities	121	—
Net cash used in investing activities:
Capital expenditures included in accounts payable	109	43
Net cash used in financing activities:
Receivable from affiliate for capital expenditures	7	9
Principal payments under finance lease obligations	1	—
Right of use assets obtained in exchange for new operating lease obligations	1	—

(a)	Adjusted to include the historical results of the Predecessors. See Note 1 for further discussion.

Note 9 - Revenues

We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services. For the three months ended March 31, 2019 and 2018, revenues from contracts with customers were $494 million and $459 million, respectively, which excludes lease revenues of $136 million and $87 million, respectively. Revenue is recognized net of amounts collected from customers for taxes assessed by governmental authorities on, and concurrent with, specific revenue-producing transactions.

Service Revenue
We generate service revenue for gathering and transporting crude oil, natural gas and water; processing and fractionating natural gas and NGLs; and terminalling, transporting, and storing crude oil and refined products. We perform these services under various contractual arrangements with our customers. We recognize service revenue over time, as customers simultaneously receive and consume the related benefits of the services that we stand ready to provide. Where contracts contain provisions for minimum volume commitments, we assess the likelihood of insufficient volumes and recognize probable deficiency revenue ratably over the commitment or clawback period.

Product Revenue
We generate product revenue from the sale of NGLs and related products along with the sale of gasoline and diesel fuel within our wholesale business. We sell NGLs, shrink gas and condensate using natural gas we acquire from producers under our POP arrangements. We have certain fuel purchase and sale arrangements under which we receive certain minimum guaranteed margins with upside potential on a certain portion of our branded and unbranded fuel sales. Marathon retains control of fuel and is the principal in these affiliate arrangements. Therefore, we net the purchase and sale of fuel in our condensed consolidated statements of operations. Product revenues are recognized at a point-in-time, which generally occurs upon delivery and transfer of title to the customer.

Other Arrangements
Based on the terms of certain storage and other agreements in which the counterparty is primarily our Sponsor, we are considered to be the lessor under these implicit operating lease arrangements, as discussed in Note 4.

Customer Contract Assets

Our receivables are primarily associated with customer contracts. Our payment terms vary by product or service type, and the period between invoicing and payment is not significant. Included in our receivables are balances associated with commodity sales on behalf of our producer customers, for which we remit the net sales price back to the producer customers upon completion of each sale. These balances are commingled in our receivables, net of allowance for doubtful accounts in our consolidated balance sheets. Our contract assets include amounts recognized for deficiency payments associated with minimum volume commitments which have not been billed to customers. These contract assets are included in prepayments and other

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

current assets in our consolidated balance sheets and are shown in the "Summary of Customer Contract Assets and Liabilities" table below.

Customer Contract Liabilities

For certain products or services, we receive payment in advance of when performance obligations are satisfied. These liabilities from contracts with customers consist primarily of certain deficiency payments for minimum volume commitments and customer reimbursements of costs for capital projects. Customer advances for capital projects are generally recognized over the contract term. Payments for minimum volume commitments and other customer advances are included in deferred income within other current liabilities and other noncurrent liabilities based on timing of expected recognition, which may extend up to 15 years. During the three months ended March 31, 2019 and 2018, we recognized $11 million and $14 million, respectively, in revenue from contract liabilities existing as of December 31, 2018 and January 1, 2018, respectively, after cumulative adjustments for the adoption of ASC 606.

Summary of Customer Contract Assets and Liabilities (in millions)

	March 31, 2019	December 31, 2018
Other contract assets	$14	$32
Deferred income, current	23	24
Deferred income, noncurrent	56	57

Remaining Performance Obligations
We do not disclose the value of unsatisfied performance obligations for contracts with original expected terms of one year or less or the value of variable consideration related to unsatisfied performance obligations, when such values are not required to be estimated for purposes of allocation and recognition. Revenues associated with remaining obligations under contracts with terms in excess of one year related primarily to arrangements for which the customer has agreed to fixed consideration based on minimum throughput volume commitments or capacity utilization. As of March 31, 2019, we had $3.7 billion of expected revenues from remaining performance obligations.

The future revenues from our service arrangements with fixed fees or minimum throughput volume commitments will be recognized over the period of performance to which the fixed fee or commitment relates, which ranges from 1 year to 15 years. We expect approximately 85% of our total remaining obligations to be recognized within 5 years.

Disaggregation

Revenue is disaggregated by nature of revenue stream as presented in Note 10 because these categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors.
Note 10 - Operating Segments

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

Our Terminalling and Transportation segment consists of pipeline systems, including regulated common carrier refined products pipeline systems and other pipelines, which transport products and crude oil primarily from Marathon’s refineries to nearby facilities, as well as crude oil and refined products terminals and storage facilities, marine terminals, stand-alone asphalt terminals as well as a 50% interest in PNAC, rail-car unloading facilities, an asphalt trucking operation and a petroleum coke handling and storage facility.

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

March 31, 2019 | 17

Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment Information (in millions)

	Three Months Ended March 31,
	2019	2018 (a)
Revenues
Terminalling and Transportation:
Terminalling	$245	$199
Pipeline transportation	46	31
Other revenues	2	2
Total Terminalling and Transportation	293	232
Gathering and Processing:
NGL sales	122	104
Gas gathering and processing	70	85
Crude oil and water gathering	97	75
Pass-thru and other	32	35
Total Gathering and Processing	321	299
Wholesale:
Fuel sales	12	9
Other wholesale	10	8
Total Wholesale	22	17
Intersegment wholesale revenues	(6)	(2)
Total Revenues	$630	$546

Segment Operating Income
Terminalling and Transportation	$152	$104
Gathering and Processing	63	77
Wholesale	5	4
Total Segment Operating Income	220	185
Unallocated general and administrative expenses	(9)	(8)
Operating Income	211	177
Interest and financing costs, net	(61)	(55)
Equity in earnings of equity method investments	7	8
Other income, net	—	1
Net Earnings	$157	$131

Depreciation and Amortization Expenses
Terminalling and Transportation	$36	$33
Gathering and Processing	62	53
Wholesale	3	3
Total Depreciation and Amortization Expenses	$101	$89

Capital Expenditures
Terminalling and Transportation	$25	$46
Gathering and Processing	97	110
Wholesale	—	1
Total Capital Expenditures	$122	$157

(a)	Adjusted to include the historical results of the Predecessors. See Note 1 for further discussion.

18 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11 - Subsequent Event

On May 8, 2019, we, along with MPLX LP (“MPLX”) and MPC, announced that we entered into a definitive merger agreement with MPLX (the “MPLX Merger Agreement”) whereby MPLX will acquire us in a unit-for-unit transaction (the “MPLX Merger”). Under the terms of the MPLX Merger Agreement, our public unitholders will receive 1.135 MPLX common units for each common unit of ours held and MPC will receive 1.0328 MPLX common units for each common unit of ours held. The transaction has been approved by MPLX’s and our respective Conflicts Committees and both Boards of Directors. Subject to the satisfaction of customary closing conditions and receipt of regulatory approvals, the transaction is expected to close in the second half of 2019.

March 31, 2019 | 19

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to “Andeavor Logistics,” “we,” “us,” “our,” or “ours” refer to Andeavor Logistics LP, one or more of its consolidated subsidiaries, or all of them taken as a whole. Unless the context otherwise requires, references in this report to “Sponsor” refer collectively to Andeavor and any of Andeavor’s subsidiaries for all activity through September 30, 2018, or Marathon or any of Marathon’s subsidiaries including Andeavor LLC, successor-by-merger to Andeavor effective October 1, 2018 and a wholly owned subsidiary of Marathon, as applicable, other than Andeavor Logistics, its subsidiaries and its general partner. References in this report to “Marathon” or “MPC” refer to Marathon Petroleum Corporation, one or more of its consolidated subsidiaries, including Andeavor LLC, or all of them taken as a whole. Unless the context otherwise requires, references in this report to “Predecessors” refer collectively to the acquired businesses from our Sponsor, and its assets, liabilities and results of operations.

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” section for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.

This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Developments

On May 8, 2019, we, along with MPLX and MPC, announced that we entered into the MPLX Merger Agreement whereby MPLX will acquire us in a unit-for-unit transaction at a blended exchange ratio of 1.07x. This represents an equity value of approximately $9 billion and an enterprise value of approximately $14 billion for the acquired entity. Under the terms of the MPLX Merger Agreement, our public unitholders will receive 1.135 MPLX common units for each common unit of ours held, representing a premium of 7.3%, and MPC will receive 1.0328 MPLX common units for each common unit of ours held, representing a 2.4% discount, based on May 2, 2019 closing prices.

The anticipated transaction simplifies MPLX and us into a single listed entity to create a leading, large-scale, diversified midstream company anchored by fee-based cash flows. The combined entity will have an expanded geographic footprint that is expected to enhance its long-term growth opportunities and the sustainable cash flow profile of the business.

The transaction has been approved by MPLX’s and our respective Conflicts Committees and both Boards of Directors. Subject to the satisfaction of customary closing conditions and receipt of regulatory approvals, the transaction is expected to close in the second half of 2019.

The above discussion contains forward-looking statements with respect to the proposed transaction between Andeavor Logistics and MPLX. Factors that could affect the proposed transaction between Andeavor Logistics and MPLX include, but are not limited to: the ability to complete the proposed transaction between Andeavor Logistics and MPLX on the proposed terms and timetable; the ability to satisfy various conditions to the closing of the transaction contemplated by the merger agreement; the ability to obtain regulatory approvals for the proposed transaction on the proposed terms and schedule, and any conditions imposed on the combined entity in connection with the consummation of the proposed transaction; the risk that anticipated opportunities and any other synergies from or anticipated benefits of the proposed transaction may not be fully realized or may take longer to realize than expected, including whether the proposed transaction will be accretive within the expected timeframe or at all; disruption from the proposed transaction making it more difficult to maintain relationships with customers, employees or suppliers; risks relating to any unforeseen liabilities of Andeavor Logistics; the amount and timing of future distributions; negative capital market conditions, including an increase of the current yield on common units; the ability to achieve strategic and financial objectives, including with respect to distribution coverage, future distribution levels, proposed projects and completed transactions; adverse changes in laws including with respect to tax and regulatory matters; the adequacy of capital resources and liquidity, including, but not limited to, availability of sufficient cash flow to pay distributions and access to debt on commercially reasonable terms, and the ability to successfully execute business plans, growth strategies and self-funding models; the timing and extent of changes in commodity prices and demand for crude oil, refined products, feedstocks or other hydrocarbon-based products; continued/further volatility in and/or degradation of market and industry conditions; changes to the expected construction costs and timing of projects and planned investments, and the ability to obtain regulatory and other approvals with respect thereto; completion of midstream infrastructure by competitors; disruptions due to equipment interruption or failure, including electrical shortages and power grid failures; the suspension, reduction or termination of MPC’s obligations under Andeavor Logistics’ and MPLX’s commercial agreements; modifications to financial policies, capital budgets, and earnings and distributions; the ability to manage disruptions in credit markets or changes to credit ratings; compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations and/or enforcement actions initiated thereunder; adverse results in litigation; other risk factors inherent to Andeavor Logistics’ and MPLX’s industry; and risks related to MPC. For additional information on forward-looking statements and risks that can affect our business, see “Important Information Regarding Forward-Looking Statements” and “Risk Factors” herein, together with the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with Securities and Exchange Commission.

20 |

Management’s Discussion and Analysis

Business Strategy and Overview

Overview

We are a fee-based, full-service, diversified Delaware limited partnership formed by Andeavor operating primarily in the western and inland regions of the United States. We own and operate networks of crude oil, refined products and natural gas pipelines, terminals with crude oil and refined product storage capacity, rail loading and offloading facilities, marine terminals, bulk petroleum distribution facilities, a trucking fleet and natural gas processing and fractionation complexes.

Our assets are categorized into a Terminalling and Transportation segment, a Gathering and Processing segment and a Wholesale segment. 70% of our total revenues for the three months ended March 31, 2019 were derived from Marathon under various long-term, fee-based commercial agreements, the majority of which include minimum volume commitments.

On October 1, 2018, MPC completed its acquisition of Andeavor. Following the MPC Merger, MPC became the beneficial owner of 156 million common units out of 245 million common units outstanding as of October 1, 2018, representing a 64% limited partner interest. MPC is also the beneficial owner of 100% of the equity interests of TLGP.

We generate revenues by charging fees for terminalling, transporting and storing crude oil, refined products and asphalt, gathering crude oil and produced water, gathering and processing natural gas and selling fuel through wholesale commercial contracts. We do not engage in the trading of crude oil, natural gas, NGLs or refined products; therefore, we have minimal direct exposure to risks associated with commodity price fluctuations as part of our normal operations. However, we have certain natural gas gathering and processing contracts structured as POP arrangements. Under these POP arrangements, we gather and process the producers’ natural gas, market the natural gas and return the majority of the proceeds to the producer. Under these arrangements, we have exposure to fluctuations in commodity prices; however, this exposure is not expected to be material to our results of operations. Also, we have a wholesale fuel business that has exposure to commodity prices while the refined product is being transported but are mitigated by fixed margin contracts.

Business Strategy and Goals

Our primary business objectives are to maintain and grow stable cash flows. On a standalone basis, we intend to accomplish these objectives by executing the following strategies:

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

March 31, 2019 | 21

Management’s Discussion and Analysis

We have completed or announced plans to expand our Terminalling and Transportation business across the western and inland U.S. through:

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

Results of Operations

A discussion and analysis of the factors contributing to our results of operations presented below includes the financial results of our Predecessors and the consolidated financial results of Andeavor Logistics. The financial statements of our Predecessors were prepared from the separate records maintained by our Sponsor and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting future performance.

Operating Metrics

Management utilizes the following operating metrics to evaluate performance and compare profitability to other companies in the industry (amounts may not recalculate due to rounding of dollar and volume information):

•
Average terminalling revenue per barrel - calculated as total terminalling revenue divided by terminalling throughput presented in thousands of barrels per day (“Mbpd”) multiplied by 1,000 and multiplied by the number of days in the period (90 days for both the three months ended March 31, 2019 (the “2019 Quarter”) and 2018 (the “2018 Quarter”));

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

22 |

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

•
Financial non-GAAP measure of distributable cash flow - calculated as U.S. GAAP-based net cash flow from EBITDA adjusted for amounts spent on maintenance capital net of reimbursements and other adjustments;

•
Liquidity non-GAAP measure of distributable cash flow - calculated as U.S. GAAP-based net cash flow from operating activities adjusted for changes in working capital, amounts spent on maintenance capital net of reimbursements and other adjustments not expected to settle in cash;

•
Liquidity and financial non-GAAP measure of distributable cash flow attributable to common unitholders - calculated as distributable cash flow minus distributions associated with the Preferred Units; and

•
Operating performance measure of average margin on NGL sales per barrel - calculated as the difference between the NGL sales revenues and the amounts recognized as NGL expense divided by our NGL sales volumes in barrels presented in Mbpd multiplied by 1,000 and multiplied by the number of days in the period as previously outlined.

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

Items Impacting Comparability

Our financial results may not be comparable for the reasons described below. Other than certain assets acquired from the 2018 Drop Down, our Predecessors did not record revenues with our Sponsor and our Predecessors recorded general and administrative expenses and financed operations differently than we do. See “Items Impacting Comparability” in our Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion.

As previously mentioned, on August 6, 2018, we completed the 2018 Drop Down for total consideration of $1.55 billion. As an entity under common control with our Sponsor, we accounted for the transfers of businesses as if the transfer occurred at the beginning of the period, and prior periods are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying results of operations have been retrospectively adjusted to include the historical results of the assets acquired prior to the effective date of the acquisition.

March 31, 2019 | 23

Management’s Discussion and Analysis

2019 1st Quarter Versus 2018 1st Quarter

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section for further information regarding these non-GAAP measures.

Percentage of Segment Operating Income by Operating Segment

24 |

Management’s Discussion and Analysis

Net Earnings Reconciliation (in millions)

Overview
Our net earnings for the 2019 Quarter increased $26 million to $157 million from $131 million for the 2018 Quarter and EBITDA increased $44 million primarily driven by the 2018 Drop Down and the acquisition of the SLC Core Pipeline System. Partially offsetting those contributions were increases in the related operating costs and depreciation and amortization expenses.

Segment Results
Operating income increased $34 million to $211 million during the 2019 Quarter compared to $177 million for the 2018 Quarter driven by the 2018 Drop Down and the SLC Core Pipeline System acquisition. Refer to our detailed discussion of each segment’s operating and financial results contained in this section.

Revenues
Revenues for the 2019 Quarter were $630 million, an increase of $84 million over the prior year, primarily driven by the contributions from the 2018 Drop Down and the SLC Core Pipeline System acquisition.

NGL Expense
NGL expense increased $11 million for the 2019 Quarter compared to the 2018 Quarter primarily due to a new contract associated with the North Dakota NGL Logistics Hub in the 2019 Quarter.

Operating Expenses
Operating expenses increased $38 million for the 2019 Quarter compared to the 2018 Quarter primarily due to higher expenses associated with the 2018 acquisitions, a legal reserve for an ongoing contract dispute, higher labor costs and higher non-routine maintenance expenses.

Depreciation and Amortization
Depreciation and amortization increased $12 million for the 2019 Quarter compared to the 2018 Quarter primarily due to projects that were placed in service after the 2018 Quarter, including projects included in the 2018 Drop Down.

Interest and Financing Costs, Net
Net interest and financing costs increased $6 million in the 2019 Quarter compared to the 2018 Quarter primarily due to higher borrowings during the 2019 Quarter on our Revolving Credit Facility, Dropdown Credit Facility and MPC Loan Agreement. We entered into the MPC Loan Agreement during the fourth quarter of 2018.

March 31, 2019 | 25

Management’s Discussion and Analysis

Segment Results of Operations

Terminalling and Transportation Segment

Our Terminalling and Transportation segment consists of pipeline systems, including regulated common carrier refined products pipeline systems and other pipelines, which transport products and crude oil primarily from Marathon’s refineries to nearby facilities, as well as crude oil and refined products terminals and storage facilities, marine terminals, asphalt terminals, rail-car unloading facilities, an asphalt trucking operation and a petroleum coke handling and storage facility.

2019 1st Quarter Versus 2018 1st Quarter

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

Segment Volumetric Data

(a)	Adjusted to include the historical results of the Predecessors.

Volumes
Terminalling throughput volume increased 38 Mbpd, or 2%, in the 2019 Quarter compared to the 2018 Quarter. The increase in the terminalling throughput volume was primarily attributable to major planned maintenance at our Sponsor’s refineries during the 2018 Quarter. Pipeline transportation throughput volume increased 190 Mbpd, or 22%, in the 2019 Quarter due to continued strong product demand, contributions from the SLC Core Pipeline System acquisition and major planned maintenance at our Sponsor’s refineries during the 2018 Quarter.

26 |

Management’s Discussion and Analysis

Terminalling and Transportation Segment Results (in millions, except per barrel amounts)

	Three Months Ended March 31,
	2019	2018 (a)
Revenues
Terminalling	$245	$199
Pipeline transportation	46	31
Other revenues	2	2
Total Revenues	293	232
Costs and Expenses
Operating expenses (excluding depreciation and amortization)	101	85
Depreciation and amortization expenses	36	33
General and administrative expenses	4	10
Operating Income	$152	$104
Segment EBITDA (b)	$191	$143
Rates (c)
Average terminalling revenue per barrel	$1.53	$1.26
Average pipeline transportation revenue per barrel	$0.47	$0.39

Financial Results
The Terminalling and Transportation segment’s operating income increased $48 million, or 46%, and Segment EBITDA increased $48 million, or 34%, primarily driven by the SLC Core Pipeline System acquisition, the 2018 Drop Down and organic growth.

The higher revenues in the 2019 Quarter compared to the 2018 Quarter were also due to major planned maintenance in the 2018 Quarter at our Sponsor’s refineries as well as the added storage revenues in 2019 from the 2018 Drop Down leading to a higher average terminalling revenue per barrel. The increase in revenues was also due to the LARIP operations full commissioning at the end of 2018. As previously discussed, our Predecessors did not recognize revenue with our Sponsor.

Our operating expenses were higher for the 2019 Quarter as a result of the operations acquired in 2018 primarily in the form of higher labor costs as well as periodic in-line inspection costs on certain of our pipelines during 2019.

(a)	Adjusted to include the historical results of the Predecessors.

(b)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

(c)	Amounts may not recalculate due to rounding of dollar and volume information.

March 31, 2019 | 27

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

2019 1st Quarter Versus 2018 1st Quarter

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

Segment Volumetric Data

(a)	Volumes represent barrels sold in keep-whole arrangements, net barrels retained in POP arrangements and other associated products.

(b)	Adjusted to include the historical results of the Predecessors.

Volumes
NGL sales volumes decreased 5.0 Mbpd, or 42%, in the 2019 Quarter as compared to the 2018 Quarter primarily due to ethane rejection in the Rockies region in the 2019 Quarter and ethane recovery in the 2018 Quarter. Ethane recovery is the process of capturing ethane during the NGL processing stream, where it is then fractionated and sold. The decrease in gas gathering and processing throughput volumes of 132 thousand MMBtu/d, or 16%, in the 2019 Quarter as compared to the 2018 Quarter was due to lower volumes in the Rockies region as certain low-tariff processing agreements expired beginning in the second quarter of 2018 reducing our throughput approximately 45 thousand MMBtu/d. In certain regions in which we operate, low natural gas prices provide challenges to new volume growth. As a result, we encountered declining volumes during the period and certain of our assets were not operated at full capacity. The lower volumes in the Rockies region were partially offset by higher volumes in the Bakken region driven by processing plant capacity expansions and new well connections. Crude oil and water throughput volumes increased 128 Mbpd, or 32%, in the 2019 Quarter led by contributions from the 2018 Drop Down primarily driven by the growth on the Conan Crude Oil Gathering System.

28 |

Management’s Discussion and Analysis

Gathering and Processing Segments Results (in millions, except per barrel and per MMBtu amounts)

	Three Months Ended March 31,
	2019	2018 (a)
Revenues
NGL sales (b)	$122	$104
Gas gathering and processing	70	85
Crude oil and water gathering	97	75
Pass-thru and other	32	35
Total Revenues	321	299
Costs and Expenses
NGL expense (excluding items shown separately below) (b)	59	48
Operating expenses (excluding depreciation and amortization)	131	108
Depreciation and amortization expenses	62	53
General and administrative expenses	6	13
Operating Income	$63	$77
Segment EBITDA (c)	$129	$133
Rates (d)
Average margin on NGL sales per barrel (b)(c)	$103.76	$53.22
Average gas gathering and processing revenue per MMBtu	$1.11	$1.13
Average crude oil and water gathering revenue per barrel	$2.03	$2.08

Financial Results
Our Gathering and Processing segment’s operating income decreased $14 million, or 18%, in the 2019 Quarter compared to the 2018 Quarter. Segment EBITDA decreased $4 million, or 3%, in the 2019 Quarter compared to the 2018 Quarter.

Revenues for our crude oil and water gathering systems improved due to the impact from operations obtained in the 2018 Drop Down, which increased the throughput volumes and improved our tariff mix. Revenues also increased due to continued strong volume growth in our Permian crude oil gathering during the 2019 Quarter.

NGL sales and expenses increased primarily due to a new contract in the 2019 Quarter associated with the North Dakota NGL Logistics Hub, which offset lower sales and expenses due to ethane rejection in the Rockies region during the 2019 Quarter.

Gas gathering and processing revenues decreased due to lower volumes in the Rockies region, partially offset by higher revenues due to higher volumes in the Bakken region from expanded capacity at our Robinson Lake facility. Also, our Belfield facility had higher revenues due to new well connects in the area during the 2019 Quarter.

Operating expenses increased primarily due to the acquired operations in 2018, higher expenses associated with a legal reserve for an ongoing contract dispute, higher labor costs and higher volume-driven crude trucking expenses in the 2019 Quarter. In addition, we recorded higher transportation and fractionation costs in the Rockies region compared to prior year.

Depreciation and amortization expenses increased $9 million due to projects that were placed in service after the 2018 Quarter, including projects from the 2018 Drop Down.

(a)	Adjusted to include the historical results of the Predecessors.

(b)
We had 29.7 Mbpd and 26.7 Mbpd of gross NGL sales under our agreements for POP and keep-whole arrangements for the 2019 Quarter and 2018 Quarter, respectively. We retained 6.8 Mbpd and 11.8 Mbpd under these arrangements, respectively. The difference between gross sales barrels and barrels retained is reflected in NGL expense resulting from the gross presentation required for the POP arrangements. The increase in average margin on NGL sales per barrel is driven by lower in NGL sales volumes primarily due to ethane rejection position in the Rockies region during the 2019 Quarter compared to ethane recovery position during the 2018 Quarter.

(c)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

(d)	Amounts may not recalculate due to rounding of dollar and volume information.

March 31, 2019 | 29

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

2019 1st Quarter Versus 2018 1st Quarter

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

Wholesale Segment Operating Results and Data (in millions, except per gallon amounts)

	Three Months Ended March 31,
	2019		2018
Revenues
Fuel sales	$12		$9
Other wholesale	10		8
Total Revenues	22		17
Costs and Expenses
Operating expenses (excluding depreciation and amortization)	13		10
Depreciation and amortization expenses	3		3
General and administrative expenses	1		—
Operating Income	$5		$4
Segment EBITDA (a)	$8		$7
Volumes and Rates (b)
Fuel sales volumes (millions of gallons)	326		286
Wholesale fuel sales per gallon	3.6	¢	3.1	¢

Financial Results
The Wholesale segment’s operating income was $5 million and $4 million for the 2019 Quarter and 2018 Quarter, respectively. Segment EBITDA was $8 million and $7 million, for the 2019 Quarter and 2018 Quarter, respectively.

The increase in revenues for the 2019 Quarter compared to the 2018 Quarter was driven by a favorable wholesale margin environment and higher fuel sales volumes.

Volumes
Fuel sales volumes increased 40 million gallons in the 2019 Quarter as compared to the 2018 Quarter due to new customer contracts entered into after the 2018 Quarter.

(a)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

(b)	Amounts may not recalculate due to rounding of dollar and volume information.

30 |

Management’s Discussion and Analysis

Capital Resources and Liquidity

Overview

Our primary cash requirements relate to funding capital expenditures, acquisitions, meeting operational needs, servicing our debt and paying distributions to our unitholders. We expect our ongoing sources of liquidity to include cash generated from operations, reimbursement for certain maintenance and expansion expenditures and borrowings under our credit facilities, including the MPC Loan Agreement. We believe that cash generated from these sources will be sufficient to meet our short-term working capital, long-term capital expenditure, acquisition and debt servicing requirements and allow us to fund at least the minimum quarterly cash distributions. In addition, the MPLX Merger Agreement restricts us from incurring any additional indebtedness outside the ordinary course of business. The MPLX Merger Agreement allows the use of our revolving credit agreements, including the MPC Loan Agreement. See “Important Information Regarding Forward-Looking Statements” for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreements and other sources of capital, may be affected by these conditions.

Capitalization

Capital Structure (in millions)

Debt, including current maturities:	March 31, 2019	December 31, 2018
Credit facilities	$1,404	$1,245
Senior notes	3,750	3,750
Finance lease obligations	13	—
Capital lease obligations	—	15
Total Debt	5,167	5,010
Unamortized Issuance Costs	(42)	(46)
Debt, Net of Unamortized Issuance Costs	5,125	4,964
Total Equity	4,590	4,674
Total Capitalization	$9,715	$9,638

Debt Overview and Available Liquidity

Our Revolving Credit Facility, Dropdown Credit Facility, MPC Loan Agreement and senior notes contain covenants that may, among other things, limit or restrict our ability (as well as the ability of our subsidiaries) to engage in certain activities. There have been no changes in these covenants from those described in our Annual Report on Form 10-K for the year ended December 31, 2018. As of March 31, 2019, our Revolving Credit Facility is non-recourse to Marathon, except for TLGP, and our Dropdown Credit Facility is non-recourse to Marathon, except for TLGP and Western Refining Southwest, Inc.

Available Capacity Under Credit Facilities (in millions)

Credit Facility	Total Capacity	Amount Borrowed as of March 31, 2019	Available Capacity as of March 31, 2019	Weighted Average Interest Rate	Expiration
Revolving Credit Facility	$1,100	$999	$101	4.24%	January 29, 2021
Dropdown Credit Facility	1,000	405	595	4.52%	January 29, 2021
MPC Loan Agreement	500	—	500	—%	December 21, 2023
Total Credit Facilities	$2,600	$1,404	$1,196

March 31, 2019 | 31

Management’s Discussion and Analysis

Revolving Credit Facilities Expense and Fees

Credit Facility	30 Day Eurodollar (LIBOR) Rate at March 31, 2019	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Revolving Credit Facility (a)	2.49%	1.75%	5.50%	0.75%	0.300%
Dropdown Credit Facility (a)	2.49%	1.76%	5.50%	0.76%	0.300%
MPC Loan Agreement	2.49%	1.75%

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

Equity Overview

Our partnership agreement authorizes us to issue an unlimited number of additional partnership securities on the terms and conditions determined by our general partner without the approval of the unitholders. Costs associated with the issuance of securities are allocated to all unitholders’ capital accounts based on their ownership interest at the time of issuance. We had 89,389,835 common public units and 600,000 Preferred Units outstanding as of March 31, 2019. Additionally, Marathon owned 156,173,128 of our common units, constituting 64% ownership interest in us. Marathon also held 80,000 TexNew Mex units and all of the outstanding non-economic general partner units as of March 31, 2019.

Cash Flow Summary

Components of our Cash Flows (in millions)

	Three Months Ended March 31,
	2019	2018 (a)
Cash Flows From (Used in):
Operating activities	$219	$266
Investing activities	(119)	(324)
Financing activities	(81)	10
Increase (Decrease) in Cash and Cash Equivalents	$19	$(48)

(a)	Adjusted to include the historical results of the Predecessors.

Operating Activities
Net cash from operating activities decreased $47 million to $219 million in the 2019 Quarter compared to $266 million for the 2018 Quarter. The decrease in cash from operating activities was primarily driven by the change in working capital partially offset by an increase in net earnings from the 2018 Quarter to the 2019 Quarter.

Investing Activities
Net cash used in investing activities for the 2019 Quarter was $119 million compared to $324 million in the 2018 Quarter. The decrease in cash used was primarily due to the cash paid for acquisitions in each period. The 2018 Quarter included the acquisition of the SLC Core Pipeline System and ownership interests in ALRP. There were no material acquisitions during the 2019 Quarter. The decrease was also due to lower cash spend on capital expenditures during the 2019 Quarter. See “Capital Expenditures” below for a discussion of the expected capital expenditures for the year ended December 31, 2019.

Financing Activities
The 2019 Quarter had net cash used in financing activities of $81 million compared to net cash from financing activities of $10 million for the 2018 Quarter. The use of our cash to make distributions to common and preferred unitholders increased $33 million and $13 million, respectively. There was a decrease in cash from sponsor contributions of equity to the Predecessors of $197 million due to the 2018 Drop Down. Sources of cash such as net borrowings under our revolving credit facilities increased by $139 million.

Capital Expenditures

Without giving effect to the proposed MPLX Merger, we expect our capital expenditures for the year ended December 31, 2019 to be approximately $800 million, or approximately $700 million net of reimbursements primarily from our Sponsor with whom we contract to provide services. During the 2019 Quarter, we spent $100 million on growth capital projects, net of $4 million in reimbursements primarily from our Sponsor, and $6 million on maintenance capital projects, net of $12 million in reimbursements primarily from our Sponsor. There have been no other material changes to committed amounts for capital projects discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Distributions

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partner unitholders will receive.

32 |

Management’s Discussion and Analysis

Quarterly Distributions
For both the three months ended March 31, 2019 and December 31, 2018, we declared distributions of $1.03 per limited partnership common unit or $4.12 on an annualized basis, resulting in cash distributions of $240 million and $238 million, respectively. The distribution for the quarter ended March 31, 2019 will be paid May 15, 2019 to unitholders of record as of May 9, 2019.

During the three months ended March 31, 2019 and 2018, we paid distributions of $21 million and $8 million, respectively, to holders of our Preferred Units.

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

Future expenditures may be required to comply with the federal, state and local environmental requirements for our various sites, including our storage facilities, pipelines, gas processing complexes and refined products terminals. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our liquidity, financial position or results of operations. See our discussion of the Amended Omnibus Agreement and the Carson Assets Indemnity Agreement in Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2018, for more information regarding the indemnification of certain environmental matters provided to us by our Sponsor and discussion of other certain environmental obligations.

Non-GAAP Reconciliations

Reconciliation of Net Earnings to EBITDA (in millions)

Reconciliation of Segment Operating Income to Segment EBITDA (in millions)

	Three Months Ended March 31,
	2019	2018 (a)	2019	2018 (a)	2019	2018
	Terminalling and Transportation		Gathering and Processing		Wholesale
Segment Operating Income	$152	$104	$63	$77	$5	$4
Depreciation and amortization expenses	36	33	62	53	3	3
Equity in earnings of equity method investments	3	5	4	3	—	—
Other income, net	—	1	—	—	—	—
Segment EBITDA	$191	$143	$129	$133	$8	$7

(a)	Adjusted to include the historical results of the Predecessors.

March 31, 2019 | 33

Management’s Discussion and Analysis

Reconciliation of EBITDA to Distributable Cash Flow (in millions)

	Three Months Ended March 31,
	2019	2018 (a)
EBITDA	$319	$275
Predecessors impact	—	2
Maintenance capital expenditures (b)	(29)	(22)
Reimbursement for maintenance capital expenditures (b)	15	6
Changes in deferred revenue (c)	1	(3)
Interest and financing costs, net	(61)	(55)
Amortized debt costs	2	3
Adjustments for equity method investments	7	3
Other (d)	11	—
Distributable Cash Flow	265	209
Less: Preferred unit distributions (e)	(10)	(10)
Distributable Cash Flow Attributable to Common Unitholders	$255	$199

(a)	Adjusted to include the historical results of the Predecessors.

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

(d)	Other includes transaction costs related to recent acquisitions and non-cash legal reserves.

(e)
Represents the cash distributions earned by the Preferred Units for the three months ended March 31, 2019 and 2018 assuming a distribution is declared by the Board. Cash distributions to be paid to holders of the Preferred Units are not available to common unitholders.

Reconciliation of Net Cash from Operating Activities to Distributable Cash Flow (in millions)

	Three Months Ended March 31,
	2019	2018 (a)
Net Cash from Operating Activities	$219	$266
Changes in assets and liabilities	43	(38)
Predecessors impact	—	2
Maintenance capital expenditures (b)	(29)	(22)
Reimbursement for maintenance capital expenditures (b)	15	6
Changes in deferred revenue (c)	1	(3)
Adjustments for equity method investments	7	(1)
Other (d)	9	(1)
Distributable Cash Flow	265	209
Less: Preferred unit distributions (e)	(10)	(10)
Distributable Cash Flow Attributable to Common Unitholders	$255	$199

(a)	Adjusted to include the historical results of the Predecessors.

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

(d)	Other includes transaction costs related to recent acquisitions and non-cash legal reserves.

(e)
Represents the cash distributions earned by the Preferred Units for the three months ended March 31, 2019 and 2018 assuming a distribution is declared by the Board. Cash distributions to be paid to holders of the Preferred Units are not available to common unitholders.

34 |

Management’s Discussion and Analysis

Average Margin on NGL Sales per Barrel (in millions, except days and per barrel amounts)

	Three Months Ended March 31,
	2019	2018 (a)
Segment Operating Income	$63	$77
Add back:
Operating expenses	131	108
General and administrative expenses	6	13
Depreciation and amortization expenses	62	53
Subtract:
Gas gathering and processing revenues	(70)	(85)
Crude oil gathering revenues	(97)	(75)
Pass-thru and other revenues	(32)	(35)
Margin on NGL Sales	$63	$56
Divided by Total Volumes for the Period:
NGLs sales volumes (Mbpd)	6.8	11.8
Number of days in the period	90	90
Total volumes for the period (thousands of barrels) (b)	612	1,062
Average Margin on NGL Sales per Barrel (b)	$103.76	$53.22

(a)	Adjusted to include the historical results of the Predecessors.

(b)	Amounts may not recalculate due to rounding of dollar and volume information.

March 31, 2019 | 35

Management’s Discussion and Analysis

Important Information Regarding Forward-Looking Statements

This report (including information incorporated by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including without limitation statements regarding expectations regarding revenues, cash flows, capital expenditures, and other financial items, our business strategy, goals and expectations concerning our market position, future operations and profitability, are forward-looking statements. Forward-looking statements may be identified by use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar terms and phrases. Although we believe our assumptions concerning future events are reasonable, a number of risks, uncertainties and other factors could cause actual results and trends to differ materially from those projected, including, but not limited to:

•	our ability to achieve expected coverage improvement and distributable cash growth;

•	our ability to execute a funding model with no additional equity issuances and limited parent support;

•	risks related to Marathon, including those related to Marathon’s acquisition of Andeavor or the proposed MPLX Merger;

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

•
the factors described in greater detail under “Competition” and “Risk Factors” in Items 1 and 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and our other filings with the SEC.

All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

36 |

Quantitative and Qualitative Disclosures about Market Risk

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risks as of and for the three months ended March 31, 2019 from the risks discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

March 31, 2019 | 37

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

Environmental Matters
SEC regulations require us to report certain information about any proceeding arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if a governmental authority is a party to the proceeding and we reasonably believe that the proceeding will result in monetary sanctions of $100,000 or more. There were no new proceedings during the first quarter of 2019. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, we believe there would be no material impact on our liquidity, financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 other than the risks described below related to the pending MPLX Merger.

The pending merger between us and MPLX (the “MPLX Merger”) is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Failure to complete the MPLX Merger could have a material and adverse effect on us and, even if completed, the MPLX Merger may not achieve some or all of the anticipated benefits.

On May 8, 2019, we, together with MPLX and MPC, announced that we entered into the MPLX Merger Agreement. Completion of the MPLX Merger is subject to a number of customary conditions set forth in the MPLX Merger Agreement, including approval by a majority of our unitholders, MPLX’s registration statement on Form S-4 having become effective under the Securities Act of 1933, the approval to list MPLX units issuable in connection with the MPLX Merger on the New York Stock Exchange, the absence of any governmental order or law prohibiting the consummation of the MPLX Merger, the accuracy of each party’s representations and warranties under the MPLX Merger Agreement (subject to the materiality standards set forth in the MPLX Merger Agreement), our and MPLX’s performance of our respective obligations under the MPLX Merger Agreement in all material respects, and the receipt by both parties from their respective counsels of a written opinion regarding the U.S. federal income tax treatment of the transaction. These and other conditions to the closing of the MPLX Merger may not be fulfilled in a timely manner or at all, and, accordingly, the MPLX Merger may be delayed or may not be completed.

If the MPLX Merger is not completed, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the MPLX Merger, we will be subject to a number of risks, including the following:

•	we will be required to pay our costs relating to the MPLX Merger, such as legal, accounting and financial advisory expenses, whether or not MPLX Merger is completed;

•	time and resources committed by our management to matters relating to MPLX Merger could otherwise have been devoted to pursuing other beneficial opportunities; and

•	the market price of our common units could decline to the extent that the current market price reflects a market assumption that the MPLX Merger will be completed.

In addition, even if completed there can be no assurance that the MPLX Merger will deliver the strategic, financial and operational benefits anticipated by us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We may acquire units to satisfy tax withholdings obligations in connection with the vesting of units issued to certain employees. There were no such units acquired during the three months ended March 31, 2019.

38 |

Exhibits

Item 6. Exhibits

(a) Exhibits

Exhibit Number		Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
	Description of Exhibit	Form	Exhibit	Filing Date

2.1	Contribution, Conveyance and Assumption Agreement, dated as of August 6, 2018, by and among Andeavor Logistics LP, Tesoro Logistics Operations LLC, Tesoro Logistics Pipelines LLC, Western Refining Terminals, LLC, Western Refining Pipeline, LLC, Tesoro High Plains Pipeline Company LLC, Western Refining Logistics LP, Tesoro SoCal Pipeline Company LLC, WNRL Energy, LLC, Andeavor, Tesoro Refining & Marketing Company LLC, Western Refining Southwest, Inc., Tesoro Great Plains Gathering & Marketing LLC and Tesoro Great Plains Midstream LLC	8-K	2.1	8/7/2018

2.2	First Amendment to Contribution, Conveyance and Assumption Agreement, effective August 6, 2018, by and among Andeavor Logistics LP, Tesoro Logistics Operations LLC, Tesoro Logistics Pipelines LLC, Western Refining Terminals, LLC, Western Refining Pipeline, LLC, Tesoro High Plains Pipeline Company LLC, Western Refining Logistics LP, Tesoro SoCal Pipeline Company LLC, WNRL Energy, LLC, Andeavor, Tesoro Refining & Marketing Company LLC, Western Refining Southwest, Inc., Tesoro Great Plains Gathering & Marketing LLC and Tesoro Great Plains Midstream LLC	10-Q	2.5	11/7/2018

2.3†	Agreement and Plan of Merger, dated as of May 7, 2019, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, MPLX LP, MPLX GP LLC and MPLX MAX LLC.	8-K	2.1	5/8/2019

3.1	Amended and Restated Certificate of Limited Partnership of Andeavor Logistics LP, dated October 17, 2018	8-K	3.1	10/29/2018

3.2	Third Amended and Restated Agreement of Limited Partnership of Andeavor Logistics LP, dated December 1, 2017	8-K	3.1	12/1/2017

3.3	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Andeavor Logistics LP, dated October 1, 2018	8-K	3.2	10/2/2018

*10.1	2011 Long-Term Incentive Plan Phantom Unit Award Agreement Officer - Grant (3-year Pro-rata vesting)

10.2	Secondment Agreement, dated as of January 30, 2019, by and among Marathon Refining Logistics Services, LLC, Andeavor Logistics LP, Tesoro Logistics GP, LLC and certain other parties thereto	8-K	10.1	2/5/2019

10.3	Secondment Agreement, dated as of January 30, 2019, by and among Marathon Petroleum Logistics Services, LLC, Andeavor Logistics LP, Tesoro Logistics GP, LLC and certain other parties thereto	8.K	10.2	2/5/2019

10.4	First Amendment to Fourth Amended and Restated Omnibus Agreement, dated as of January 30, 2019, among Andeavor LLC, Marathon Petroleum Company LP, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Andeavor Logistics LP and Tesoro Logistics GP, LLC	10-K	10.147	2/28/2019

10.5	Support Agreement, dated as of May 7, 2019, by and among MPLX LP, Andeavor Logistics LP, Tesoro Logistics GP, LLC, Western Refining Southwest, Inc. and Marathon Petroleum Corporation	8-K	10.1	5/8/2019

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document

March 31, 2019 | 39

Exhibits

Exhibit Number		Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
	Description of Exhibit	Form	Exhibit	Filing Date
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Submitted electronically herewith

†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. MPLX LP hereby undertakes to furnish supplementally a copy of any omitted schedule upon request by the SEC.

40 |

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Andeavor Logistics LP

		By:	Tesoro Logistics GP, LLC
Its general partner

Date:	May 9, 2019	By:	/s/ BLANE W. PEERY
Blane W. Peery
Vice President, Accounting and Systems Integration
(Principal Accounting and Financial Officer and Duly Authorized Signatory)

March 31, 2019 | 41