Form 10-Q
period 2019-06-30
ANDEAVOR LOGISTICS LP
filed 2019-08-05
CIK 1507615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to __________

Commission File Number	001-35143
ANDEAVOR LOGISTICS LP
(Exact name of registrant as specified in its charter)

Delaware	27-4151603
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 East Hardin Street, Findlay, OH 45840
(Address of principal executive offices) (Zip Code)
419-421-2414
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Units Representing Limited Partnership Interests	-	NONE
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

There is no public market for the registrant’s common units. All of the registrant’s common units are owned by MPLX LP.

Table of Contents

Andeavor Logistics LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2019

Part I - Financial Information

3	Item 1. Financial Statements (Unaudited)
	3	Condensed Statements of Consolidated Operations
	4	Condensed Consolidated Balance Sheets
	5	Condensed Statements of Consolidated Cash Flows
	6	Notes to Condensed Consolidated Financial Statements
		6	Note 1 - Organization and Basis of Presentation
		8	Note 2 - Acquisitions
		9	Note 3 - Related-Party Transactions
		10	Note 4 - Leases
		13	Note 5 - Debt
		13	Note 6 - Commitments and Contingencies
		13	Note 7 - Equity and Net Earnings per Unit
		16	Note 8 - Supplemental Cash Flow Information
		16	Note 9 - Revenues
		17	Note 10 - Operating Segments

20	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	20	Recent Developments
	20	Business Overview
	21	Results of Operations
		26	Terminalling and Transportation Segment
		29	Gathering and Processing Segment
		33	Wholesale Segment
	35	Capital Resources and Liquidity
	37	Non-GAAP Reconciliations
	40	Important Information Regarding Forward-Looking Statements

41	Item 3. Quantitative and Qualitative Disclosures about Market Risk

41	Item 4. Controls and Procedures

Part II - Other Information

42	Item 1. Legal Proceedings

42	Item 1A. Risk Factors

42	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

43	Item 6. Exhibits

44	Signatures

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

2 |

Financial Statements

Part I - Financial Information

Item 1. Financial Statements

Andeavor Logistics LP
Condensed Statements of Consolidated Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (a)	2019	2018 (a)
	(In millions, except per unit amounts)
Revenues:
Affiliate	$424	$389	$868	$716
Third-party	177	180	363	399
Total Revenues	601	569	1,231	1,115
Costs and Expenses:
NGL expense (excluding items shown separately below)	33	45	92	93
Operating expenses (excluding depreciation and amortization)	237	221	476	422
Depreciation and amortization expenses	104	93	205	182
General and administrative expenses	18	29	38	60
Loss on asset disposals and impairments	2	1	2	1
Operating Income	207	180	418	357
Interest and financing costs, net	(63)	(60)	(124)	(115)
Equity in earnings of equity method investments	9	10	16	18
Other income, net	7	2	7	3
Net Earnings	$160	$132	$317	$263

Loss attributable to Predecessors	$—	$16	$—	$24
Net Earnings Attributable to Partners	160	148	317	287
Preferred unitholders’ interest in net earnings	(10)	(10)	(20)	(24)
Limited Partners’ Interest in Net Earnings	$150	$138	$297	$263

Net earnings per limited partner unit:
Common - basic	$0.65	$0.63	$1.29	$1.23
Common - diluted	$0.65	$0.63	$1.29	$1.23

Weighted average limited partner units outstanding:
Common units - basic	245.6	217.2	245.6	217.2
Common units - diluted	245.7	217.3	245.7	217.3

(a)	Adjusted to include the historical results of the Predecessors. See Note 1 for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2019 | 3

Financial Statements

Andeavor Logistics LP
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2019	December 31, 2018
	(In millions, except unit amounts)
Assets
Current Assets
Cash and cash equivalents	$25	$10
Receivables, net of allowance for doubtful accounts
Trade and other	202	195
Affiliate	323	279
Prepayments and other current assets	65	79
Total Current Assets	615	563
Property, Plant and Equipment, Net
Property, plant and equipment, at cost	8,409	8,145
Accumulated depreciation	(1,480)	(1,300)
Property, Plant and Equipment, Net	6,929	6,845
Acquired Intangibles, Net	1,079	1,104
Goodwill	1,051	1,051
Equity Method Investments	605	602
Other Noncurrent Assets, Net	271	130
Total Assets	$10,550	$10,295

Liabilities and Equity
Current Liabilities
Accounts payable
Trade and other	$196	$214
Affiliate	277	252
Accrued interest and financing costs	41	41
Current maturities of debt	503	504
Other current liabilities	93	81
Total Current Liabilities	1,110	1,092
Debt, Net of Unamortized Issuance Costs	4,720	4,460
Other Noncurrent Liabilities	186	69
Total Liabilities	6,016	5,621
Commitments and Contingencies (Note 6)
Equity
Preferred unitholders; 600,000 units issued and outstanding in 2019 and 2018	603	604
Common unitholders; 245,630,444 units issued and outstanding (245,493,184 in 2018)	3,931	4,070
Total Equity	4,534	4,674
Total Liabilities and Equity	$10,550	$10,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

4 |

Financial Statements

Andeavor Logistics LP
Condensed Statements of Consolidated Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018 (a)
	(In millions)
Cash Flows From (Used In) Operating Activities:
Net earnings	$317	$263
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expenses	205	182
Loss on asset disposals and impairments	2	1
Other operating activities	18	12
Changes in current assets and liabilities	(45)	100
Changes in noncurrent assets and liabilities	(14)	(11)
Net cash from operating activities	483	547
Cash Flows Used In Investing Activities:
Capital expenditures	(252)	(370)
Acquisitions, net of cash	—	(378)
Contributions to equity method investments	(13)	—
Net cash used in investing activities	(265)	(748)
Cash Flows From (Used In) Financing Activities:
Borrowings under revolving credit agreements	1,631	520
Repayments under revolving credit agreements	(1,376)	(278)
Distributions to common unitholders	(480)	(411)
Distributions to preferred unitholders	(21)	(8)
Sponsor contributions of equity to the Predecessors	—	336
Capital contributions by affiliate	45	14
Other financing activities	(2)	(3)
Net cash (used in) from financing activities	(203)	170
Increase (Decrease) in Cash and Cash Equivalents	15	(31)
Cash and Cash Equivalents, Beginning of Period	10	75
Cash and Cash Equivalents, End of Period	$25	$44

(a)    Adjusted to include the historical results of the Predecessors. See Note 1 for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2019 | 5

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Organization and Basis of Presentation

Organization

Andeavor Logistics LP (“Andeavor Logistics”) is a fee-based, full-service, diversified Delaware limited partnership formed in December 2010 by Andeavor and its wholly-owned subsidiary, Tesoro Logistics GP, LLC (“TLGP”), to own, operate, develop and acquire logistics and related assets and businesses. TLGP served as our general partner until the closing of the MPLX Merger on July 30, 2019, as described below. Effective upon the closing of the MPLX Merger, our general partner is Andeavor Logistics GP LLC (“ALGP”), a wholly-owned subsidiary of MPLX LP (“MPLX”). Unless the context otherwise requires, references in this report to our general partner refer to TLGP for all activity through the closing of the MPLX Merger and to ALGP for all activity thereafter. Unless the context otherwise requires, references in this report to “we,” “us,” “our,” or “ours” refer to Andeavor Logistics, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless the context otherwise requires, references in this report to “Andeavor” or our “Sponsor” refer collectively to Andeavor for all activity through September 30, 2018, or Andeavor LLC, successor-by-merger to Andeavor effective October 1, 2018 and a wholly owned subsidiary of Marathon Petroleum Corporation, and any of Andeavor’s or Andeavor LLC’s subsidiaries, as applicable, other than Andeavor Logistics, its subsidiaries and its general partner. References in this report to “Marathon” or “MPC” refer to Marathon Petroleum Corporation, one or more of its consolidated subsidiaries, including Andeavor LLC, or all of them taken as a whole.

MPLX LP Merger
As previously disclosed, on May 7, 2019, Andeavor Logistics, TLGP, MPLX, MPLX GP LLC, and MPLX MAX LLC, a wholly-owned subsidiary of MPLX (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) that provided for, among other things, the merger of Merger Sub with and into Andeavor Logistics (the “MPLX Merger”). On July 30, 2019, the MPLX Merger was completed, and Andeavor Logistics survived the MPLX Merger as a wholly-owned subsidiary of MPLX. At the effective time of the MPLX Merger, each common unit held by our public unitholders was converted into the right to receive 1.135 common units representing limited partner interests in MPLX (“MPLX Common Units”). Andeavor Logistics common units held by TLGP and Western Refining Southwest, Inc. (“WR Southwest”) were converted into the right to receive 1.0328 MPLX Common Units.

In connection with the completion of the MPLX Merger, we notified the New York Stock Exchange (“NYSE”) that each of our outstanding common units was converted into the right to receive MPLX Common Units in an amount determined by reference to the applicable exchange ratio. Upon our request, the NYSE filed a notification of removal from listing on Form 25 with the Securities and Exchange Commission (the “SEC”) with respect to our common units. Our common units ceased being traded prior to the opening of the market on July 30, 2019, and will no longer be listed on the NYSE. We continue to file with the SEC current and period reports that would be required by be filed with the SEC pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

MPC Merger
On October 1, 2018, MPC completed its acquisition of Andeavor (the “MPC Merger”) in accordance with the Agreement and Plan of Merger, dated as of April 29, 2018, as amended. Following the MPC Merger, MPC became the beneficial owner of 156 million common units out of 245 million common units outstanding as of October 1, 2018, which represented a 64% limited partner interest. MPC also acquired 100% of the equity interests of our general partner.

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

The financial statements of our Predecessors have been prepared from the separate records maintained by our Sponsor and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. For the six months ended June 30, 2018, our condensed statement of cash flows includes net cash from operating activities of $86 million and net cash used in investing activities of $422 million from our Predecessors, offset by sponsor contributions of equity to the Predecessors in net cash from financing activities.

6 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Financial Instruments

The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The borrowings under our amended revolving credit facility (the “Revolving Credit Facility”), our dropdown credit facility (“Dropdown Credit Facility”) and our loan agreement with MPC (the “MPC Loan Agreement”), which include a variable interest rate, approximate fair value. The carrying value and fair value of our debt were $5.3 billion and $5.4 billion as of June 30, 2019, respectively, and were $5.0 billion and $4.9 billion at December 31, 2018, respectively. These carrying and fair values of our debt exclude unamortized issuance costs, which are netted against our total debt.

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

New Accounting Standards and Disclosures

Leases
We adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASC 842”), as of January 1, 2019, using the optional transition method. The optional transition method permits entities to adopt the provisions of ASC 842 prospectively without adjusting comparative periods, which we have elected. As part of the adoption of ASC 842, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to grandfather the historical accounting conclusions until a reassessment event is present. We have also elected the practical expedient to not recognize short-term leases on the balance sheet, and the practical expedient related to right of way permits and land easements, allowing us to carry forward our accounting treatment for those existing agreements. Further, we have elected the practical expedient to not separate lease and non-lease components for the majority of our underlying classes of assets except for our third-party contractor service and equipment agreements in which we are the lessee. We did not elect the practical expedient to combine lease and non-lease components for arrangements in which we are the lessor. In instances where the practical expedient was not elected, lease and non-lease consideration is allocated based on relative standalone selling price.

June 30, 2019 | 7

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Stock Compensation
In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which expanded the scope of Topic 718 to include share-based payment awards to nonemployees and eliminated the classification differences for employee and nonemployee share-based payment awards. This guidance was effective for interim and annual periods beginning after December 15, 2018. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Credit Losses
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which amends guidance on the impairment of financial instruments. The ASU requires the estimation of credit losses based on expected losses and provides for a simplified accounting model for purchased financial assets with credit deterioration. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” that clarifies the scope of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief” to allow companies to irrevocably elect the fair value option on financial instruments that were previously recorded at amortized cost for eligible instruments. These ASUs are effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those annual reporting periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2018. While we are still evaluating the impact of ASU 2016-13, we do not expect to early adopt ASU 2016-13 nor expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

8 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Combined Consolidated Financial Information

As discussed further in Note 1, we refer to the historical results of the assets acquired from our Sponsor in the 2018 Drop Down (prior to August 6, 2018) as our “Predecessors.” The following table presents our results of operations disaggregated to present results relating to us and the Predecessors for the assets acquired from our Sponsor and the total amounts included in our combined financial statements for the three and six months ended June 30, 2018.

Reconciliation of Combined Financial Statements (in millions)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Combined	Andeavor Logistics	Predecessors	Combined	Andeavor Logistics	Predecessors
Revenues
Affiliate	$389	$381	$8	$716	$699	$17
Third-party	180	176	4	399	393	6
Total Revenues	569	557	12	1,115	1,092	23
Costs and Expenses
NGL expense (exclusive of items shown separately below)	45	45	—	93	93	—
Operating expenses (exclusive of depreciation and amortization)	221	201	20	422	391	31
Depreciation and amortization expenses	93	83	10	182	163	19
General and administrative expenses	29	25	4	60	52	8
Loss on asset disposals and impairments	1	1	—	1	1	—
Operating Income (Loss)	180	202	(22)	357	392	(35)
Interest and financing costs, net	(60)	(58)	(2)	(115)	(112)	(3)
Equity in earnings of equity method investments	10	3	7	18	5	13
Other income, net	2	1	1	3	2	1
Net Earnings (Loss)	$132	$148	$(16)	$263	$287	$(24)

Loss attributable to Predecessors	$16	$—	$16	$24	$—	$24
Net Earnings Attributable to Partners	148	148	—	287	287	—
Preferred unitholders’ interest in net earnings	(10)	(10)	—	(24)	(24)	—
Limited Partners’ Interest in Net Earnings	$138	$138	$—	$263	$263	$—

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

We have agreements for the provision of various general and administrative services by our Sponsor. Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses they incur on our behalf for managing and controlling our business and operations.

June 30, 2019 | 9

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Except to the extent specified under our amended omnibus agreement (the “Amended Omnibus Agreement”) or the 2019 Secondment Agreements, TLGP determines the amount of these expenses. Under the terms of the Amended Omnibus Agreement in effect as of June 30, 2019, we are required to pay our Sponsor an annual corporate services fee of $17 million for the provision of various centralized corporate services, including executive management, legal, accounting, treasury, human resources, health, safety and environmental, information technology, certain insurance coverage, administration and other corporate services.

Pursuant to the applicable secondment agreements in effect, our Sponsor charged us $24 million and $4 million during the three months ended June 30, 2019 and 2018, respectively, and $47 million and $10 million during the six months ended June 30, 2019 and 2018, respectively, reflecting increased services provided in conjunction with the assets acquired in the 2018 Drop Down. Additionally, pursuant to the Amended Omnibus Agreement and 2019 Secondment Agreements, we reimburse our Sponsor for any direct costs incurred by our Sponsor in providing other operational services with respect to certain of our other assets and operations.

Summary of Affiliate Transactions

Summary of Revenue and Expense Transactions with our Sponsor (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (a)	2019	2018 (a)
Revenues (b)	$424	$389	$868	$716
Operating expenses (c)	113	72	217	134
General and administrative expenses	15	22	29	46

(a)	Adjusted to include the historical results of the Predecessors. See Note 1 for further discussion.

(b)
Represents 71% and 68% of our total revenues for the three months ended June 30, 2019 and 2018, respectively, and 71% and 64% of our total revenues for the six months ended June 30, 2019 and 2018, respectively.

(c)
Excludes reimbursements from our Sponsor pursuant to the Amended Omnibus Agreement, the Carson Assets Indemnity Agreement and other affiliate agreements of $7 million and $3 million for the three months ended June 30, 2019 and 2018, respectively, and $10 million for both the six months ended June 30, 2019 and 2018.

Distributions
During the six months ended June 30, 2019, we paid quarterly cash distributions of $294 million to our Sponsor. See Note 7 for further information regarding distributions.

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

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

measurement of right of use assets and lease liabilities since it was determined they were not reasonably certain to be exercised. The decision to renew or terminate the lease is at our sole discretion. Our lease agreements do not include any material residual value guarantees or restrictive covenants.

Maturities of lease liabilities for operating lease obligations and finance lease obligations having initial or remaining noncancellable lease terms in excess of one year as of June 30, 2019 as well as the components of lease expense under ASC 842 are as follows:

Lease Liabilities Maturities (in millions)

	Lease Obligations
	Operating	Finance
2019	$6	$2
2020	18	3
2021	15	2
2022	12	2
2023	12	2
2024 and thereafter	102	4
Gross lease payments	165	15
Less: imputed interest	(45)	(2)
Total Lease Payments	$120	$13

Components of Lease Expense (in millions)

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$5	$8

Finance lease cost:
Amortization of right-of-use assets	1	2
Interest on lease liabilities	1	1
Total finance lease cost	2	3

Variable lease cost	2	3
Short-term lease cost	9	15
Total Lease Cost	$18	$29

June 30, 2019 | 11

Notes to Condensed Consolidated Financial Statements (Unaudited)

Supplemental Balance Sheet Data (in millions, except lease term and discount rates)

June 30, 2019
Operating Leases
Right of use assets included in other noncurrent assets, net	$121

Operating lease liabilities included in other current liabilities	$12
Long-term operating lease liabilities included in other noncurrent liabilities	108
Total Operating Lease Liabilities	$120

Weighted average remaining lease term	13 years
Weighted average discount rate	4.83%

Finance Leases
Property, plant and equipment, gross	$25
Accumulated depreciation	(14)
Property, Plant and Equipment, Net	$11

Debt due within one year	$3
Long-term debt	10
Total Finance Lease Liabilities	$13

Weighted average remaining lease term	5 years
Weighted average discount rate	5.88%

Lessor

We provide storage at several of our terminals as well as certain other services to our Sponsor in which we are considered to be the lessor in accordance with U.S. GAAP. We charge fixed fees based on the total storage capacity of our tanks under those agreements. During the three and six months ended June 30, 2019, we did not receive any material contingent lease payments. The term of the majority of the storage agreements is a primary term of ten years with two renewal option periods of five years, with the primary term scheduled to expire from 2021 to 2028. Our revenue from implicit lease arrangements, excluding executory costs, totaled $132 million and $91 million for the three months ended June 30, 2019 and 2018, respectively, and $268 million and $178 million for the six months ended June 30, 2019 and 2018, respectively.

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

Minimum Future Lease Revenue on Non-Cancellable Operating Leases (in millions)

June 30, 2019 (a)
2019	$268
2020	535
2021	533
2022	533
2023	532
2024 and thereafter	6,292
Total Minimum Lease Revenue	$8,693

(a)	Includes minimum future lease revenue assuming all renewal option periods for each agreement are exercised.

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment in Assets Held for Operating Leases (in millions)

	June 30, 2019	December 31, 2018
Terminals and related assets	$847	$778
Pipelines	110	110
Land and leasehold improvements	29	28
Construction in progress	21	15
Property, plant and equipment, at cost	1,007	931
Accumulated depreciation	(262)	(238)
Property, Plant and Equipment, Net	$745	$693

Note 5 - Debt

Debt Balance, Net of Unamortized Issuance Costs (in millions)

	June 30, 2019	December 31, 2018
Total debt	$5,263	$5,010
Unamortized issuance costs	(40)	(46)
Current maturities	(503)	(504)
Debt, Net of Current Maturities and Unamortized Issuance Costs	$4,720	$4,460

Our debt is non-recourse to Marathon, except for TLGP and, with respect to borrowings under our Dropdown Credit Facility, WR Southwest.

Available Capacity Under Credit Facilities (in millions) (a)

	Total Capacity	Amount Borrowed as of June 30, 2019	Outstanding Letters of Credit	Available Capacity as of June 30, 2019	Weighted Average Interest Rate	Expiration
Revolving Credit Facility	$1,100	$1,070	$—	$30	3.90%	January 29, 2021
Dropdown Credit Facility	1,000	430	—	570	3.92%	January 29, 2021
MPC Loan Agreement	500	—	—	500	—%	December 21, 2023
Total Credit Facilities	$2,600	$1,500	$—	$1,100

(a)
In conjunction with the MPLX Merger, on July 30, 2019, all outstanding borrowings and unpaid fees on our credit facilities were repaid and the agreements were terminated, including the MPC Loan Agreement.

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

Note 7 - Equity and Net Earnings per Unit

We had 89,457,316 common public units and 600,000 6.875% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Preferred Units”) outstanding as of June 30, 2019. Additionally, Marathon owned 156,173,128 of our common units, constituting 64% ownership interest in us. Marathon also held 80,000 TexNew Mex units and all of the outstanding non-economic general partner units as of June 30, 2019. See Note 1 for further discussion of the treatment of our common units in connection with the MPLX Merger. In addition, in connection with the MPLX Merger, our Preferred Units were exchanged for Series B Preferred Units of MPLX and our TexNew Mex units were converted into a new class of units of MPLX with substantially equivalent rights, powers, duties and obligations as our TexNew Mex Units.

June 30, 2019 | 13

Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes to Equity (in millions)

	Three and Six Months Ended June 30, 2019
	Common	Preferred	Total
Balance at December 31, 2018	$4,070	$604	$4,674
Distributions to common and preferred unitholders (a)	(240)	(21)	(261)
Net earnings attributable to partners	147	10	157
Contributions (b)	19	—	19
Other	1	—	1
Balance at March 31, 2019	3,997	593	4,590
Distributions to common unitholders (a)	(241)	—	(241)
Net earnings attributable to partners	150	10	160
Contributions (b)	25	—	25
Balance at June 30, 2019	$3,931	$603	$4,534

	Three and Six Months Ended June 30, 2018
	Equity of Predecessors (c)	Andeavor Logistics		Total
		Common	Preferred
Balance at December 31, 2017	$1,292	$2,925	$589	$4,806
Sponsor contributions of assets to the Predecessors	197	—	—	197
Loss attributable to the Predecessors	(8)	—	—	(8)
Distributions to common and preferred unitholders (a)	—	(205)	(8)	(213)
Net earnings attributable to partners	—	125	14	139
Contributions (b)	—	16	—	16
Cumulative effect of accounting standard adoption	—	(22)	—	(22)
Other	—	—	(1)	(1)
Balance at March 31, 2018	1,481	2,839	594	4,914
Sponsor contributions of assets to the Predecessors	139	—	—	139
Loss attributable to the Predecessors	(16)	—	—	(16)
Distributions to common unitholders (a)	—	(206)	—	(206)
Net earnings attributable to partners	—	138	10	148
Contributions (b)	—	7	—	7
Other	—	1	—	1
Balance at June 30, 2018	$1,604	$2,779	$604	$4,987

(a)	Represents cash distributions declared and paid during the period.

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

Quarterly Distributions on Common Units

Quarter Ended	Quarterly Distribution Per Common Unit	Total Cash Distribution (in millions)	Date of Distribution	Unitholders Record Date
December 31, 2018 (a)	$1.03	$238	February 14, 2019	February 5, 2019
March 31, 2019 (a)	1.03	240	May 15, 2019	May 9, 2019

(a)
This distribution is net of $12.5 million waived with respect to units held by our Sponsor and its affiliates for the three months ended March 31, 2019 and $15 million for the three months ended December 31, 2018. These distribution waivers were instituted in 2017 under the terms of our partnership agreement.

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the period from the execution of the MPLX Merger Agreement to the date that the MPLX Merger was consummated, we coordinated the record dates of our quarterly distributions with MPLX so that no holder of our common units received distributions from both us and MPLX or failed to receive one distribution. As a result of the record date of the MPLX distribution occurring after the MPLX Merger, we did not declare a distribution for the second quarter of 2019.

During the six months ended June 30, 2019 and 2018, we paid distributions of $21 million and $8 million, respectively, to holders of our Preferred Units. Distributions on the Preferred Units are payable semi-annually in arrears on the 15th day of February and August of each year. Due to the timing of the MPLX Merger, exchange of Preferred Units and the record dates discussed above, we did not declare a distribution associated with the Preferred Units for the first half of 2019.

Net Earnings per Unit

We use the two-class method when calculating the net earnings per unit applicable to limited partners, because we have more than one participating security. At June 30, 2019, our participating securities consisted of common units, Preferred Units and TexNew Mex units. Net earnings is allocated between the partners in accordance with our partnership agreement. We base our calculation of net earnings per unit on the weighted average number of common limited partner units outstanding during the period.

Diluted net earnings per unit include the effects of potentially dilutive units on our common units, which consist of unvested phantom units. Distributions less than or greater than earnings are allocated in accordance with our partnership agreement.

Net Earnings per Unit (in millions, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (a)	2019	2018 (a)
Net earnings	$160	$132	$317	$263
Distributions on Preferred Units (b)	—	(10)	—	(20)
Net earnings attributable to common units	160	122	317	243
Limited partners’ distributions on common units (c)	—	(209)	(240)	(414)
Distributions on common units less (greater) than earnings	$160	$(87)	$77	$(171)
General partner’s earnings:
Allocation of distributions greater than earnings (d)	$—	$(16)	$—	$(24)
Total general partner’s loss	$—	$(16)	$—	$(24)
Limited partners’ earnings on common units:
Distributions (c)(e)	$—	$209	$240	$414
Allocation of distributions less (greater) than earnings	160	(71)	77	(147)
Total limited partners’ earnings on common units	$160	$138	$317	$267

Weighted average limited partner units outstanding:
Common units - basic	245.6	217.2	245.6	217.2
Common units - diluted (f)	245.7	217.3	245.7	217.3
Net earnings per limited partner unit: (g)
Common - basic	$0.65	$0.63	$1.29	$1.23
Common - diluted	$0.65	$0.63	$1.29	$1.23

(a)	Adjusted to include the historical results of the Predecessors. See Note 1 for further discussion.

(b)	The Preferred Units entitle unitholders to receive preferred distributions on a semi-annual basis. Due to the MPLX Merger, we did not declare a distribution for the first half of 2019.

(c)	We did not declare a distribution for the second quarter of 2019 due to the MPLX Merger.

(d)	We have revised the historical allocation of general partner earnings to include the Predecessors’ losses of $16 million and $24 million for the three and six months ended June 30, 2018, respectively.

(e)
Distributions of earnings for limited partners’ common units for the three months ended June 30, 2018 is net of a $15 million waiver and the six months ended June 30, 2019 and 2018 are net of a $12.5 million and $30 million waiver, respectively, from our Sponsor. There was no waiver for the three months ended June 30, 2019 because we did not declare a distribution for the second quarter of 2019 due to the MPLX Merger.

(f)	Diluted net earnings per unit include the effects of potentially dilutive units on our common units, which consist of unvested phantom units.

(g)	Amounts may not recalculate due to rounding of dollar and unit information.

June 30, 2019 | 15

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 - Supplemental Cash Flow Information

Supplemental Disclosures of Cash Activities (in millions)

	Six Months Ended June 30,
	2019	2018 (a)
Net cash from operating activities:
Interest paid (net of amounts capitalized)	$117	$78
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases	8	—
Net cash used in investing activities:
Capital expenditures included in accounts payable	113	87
Net cash used in financing activities:
Receivable from affiliate for capital expenditures	8	2
Principal payments under finance lease obligations	2	—
Right of use assets obtained in exchange for new operating lease obligations	2	—
Right of use assets obtained in exchange for new financing lease obligations	1	—

(a)	Adjusted to include the historical results of the Predecessors. See Note 1 for further discussion.

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

Revenues (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (a)	2019	2018 (a)
Revenues from contracts with customers	$469	$478	$963	$937
Lease revenues	132	91	268	178

(a)	Adjusted to include the historical results of the Predecessors. See Note 1 for further discussion.

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

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Customer Contract Liabilities

For certain products or services, we receive payment in advance of when performance obligations are satisfied. These liabilities from contracts with customers consist primarily of certain deficiency payments for minimum volume commitments and customer reimbursements of costs for capital projects. Customer advances for capital projects are generally recognized over the contract term. Payments for minimum volume commitments and other customer advances are included in deferred income within other current liabilities and other noncurrent liabilities based on timing of expected recognition, which may extend up to 15 years. During the three months ended June 30, 2019 and 2018, we recognized $7 million and $6 million, respectively, and $18 million and $20 million during the six months ended June 30, 2019 and 2018, respectively, in revenue from contract liabilities existing as of December 31, 2018 and January 1, 2018, respectively, after cumulative adjustments for the adoption of ASC 606.

Summary of Customer Contract Assets and Liabilities (in millions)

	June 30, 2019	December 31, 2018
Other contract assets	$22	$32
Deferred income, current	25	24
Deferred income, noncurrent	68	57

Remaining Performance Obligations
We do not disclose the value of unsatisfied performance obligations for contracts with original expected terms of one year or less or the value of variable consideration related to unsatisfied performance obligations, when such values are not required to be estimated for purposes of allocation and recognition. Revenues associated with remaining obligations under contracts with terms in excess of one year related primarily to arrangements for which the customer has agreed to fixed consideration based on minimum throughput volume commitments or capacity utilization. As of June 30, 2019, we had $3.8 billion of expected revenues from remaining performance obligations.

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

June 30, 2019 | 17

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Segment Information (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (a)	2019	2018 (a)
Revenues
Terminalling and Transportation:
Terminalling	$248	$209	$493	$408
Pipeline transportation	47	40	93	71
Other revenues	2	1	4	3
Total Terminalling and Transportation	297	250	590	482
Gathering and Processing:
NGL sales	94	95	216	199
Gas gathering and processing	75	82	145	167
Crude oil and water gathering	79	80	176	155
Pass-thru and other	36	44	68	79
Total Gathering and Processing	284	301	605	600
Wholesale:
Fuel sales	17	15	29	24
Other wholesale	6	10	16	18
Total Wholesale	23	25	45	42
Intersegment wholesale revenues	(3)	(7)	(9)	(9)
Total Revenues	$601	$569	$1,231	$1,115

Segment Operating Income
Terminalling and Transportation	$146	$107	$298	$211
Gathering and Processing	59	69	122	146
Wholesale	12	11	17	15
Total Segment Operating Income	217	187	437	372
Unallocated general and administrative expenses	(10)	(7)	(19)	(15)
Operating Income	207	180	418	357
Interest and financing costs, net	(63)	(60)	(124)	(115)
Equity in earnings of equity method investments	9	10	16	18
Other income, net	7	2	7	3
Net Earnings	$160	$132	$317	$263

(a)	Adjusted to include the historical results of the Predecessors. See Note 1 for further discussion.

18 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (a)	2019	2018 (a)
Depreciation and Amortization Expenses
Terminalling and Transportation	$38	$37	$74	$70
Gathering and Processing	64	54	126	107
Wholesale	2	2	5	5
Total Depreciation and Amortization Expenses	$104	$93	$205	$182

Capital Expenditures
Terminalling and Transportation	$26	$33	$51	$79
Gathering and Processing	110	148	207	258
Wholesale	—	—	—	1
Total Capital Expenditures	$136	$181	$258	$338

(a)	Adjusted to include the historical results of the Predecessors. See Note 1 for further discussion.

June 30, 2019 | 19

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to “Andeavor Logistics,” “we,” “us,” “our,” or “ours” refer to Andeavor Logistics LP, one or more of its consolidated subsidiaries, or all of them taken as a whole. Unless the context otherwise requires, references in this report to our general partner refer to TLGP for all activity through the closing of the MPLX Merger and to ALGP for all activity thereafter. Unless the context otherwise requires, references in this report to “Sponsor” refer collectively to Andeavor and any of Andeavor’s subsidiaries for all activity through September 30, 2018, or Marathon or any of Marathon’s subsidiaries including Andeavor LLC, successor-by-merger to Andeavor effective October 1, 2018 and a wholly owned subsidiary of Marathon, as applicable, other than Andeavor Logistics, its subsidiaries and its general partner. References in this report to “Marathon” or “MPC” refer to Marathon Petroleum Corporation, one or more of its consolidated subsidiaries, including Andeavor LLC, or all of them taken as a whole. Unless the context otherwise requires, references in this report to “Predecessors” refer collectively to the acquired businesses from our Sponsor, and its assets, liabilities and results of operations.

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

Recent Developments

As previously disclosed, on May 7, 2019, Andeavor Logistics, TLGP, MPLX, MPLX GP LLC, and Merger Sub, entered into the Merger Agreement, which provided for, among other things, the MPLX Merger. On July 30, 2019, the MPLX Merger was completed, and Andeavor Logistics survived the MPLX Merger as a wholly-owned subsidiary of MPLX. At the effective time of the MPLX Merger, each common unit held by our public unitholders was converted into the right to receive 1.135 MPLX Common Units. Each Andeavor Logistics common unit held by TLGP and WR Southwest was converted into the right to receive 1.0328 MPLX Common Units.

The transaction combines MPLX and us into a single listed entity to create a leading, large-scale, diversified midstream company anchored by fee-based cash flows. The combined entity has an expanded geographic footprint that is expected to enhance its long-term growth opportunities and the sustainable cash flow profile of the business.

In connection with the completion of the MPLX Merger, we notified the NYSE that each of our outstanding common units was converted into the right to receive MPLX Common Units in an amount determined by reference to the applicable exchange ratio. Upon our request, the NYSE filed a notification of removal from listing on Form 25 with the SEC with respect to our common units. Our common units ceased being traded prior to the opening of the market on July 30, 2019, and will no longer be listed on the NYSE. We continue to file with the SEC current and period reports that would be required by be filed with the SEC pursuant to Section 15(d) of the Exchange Act.

Business Overview

Overview

Prior to the MPLX Merger, we were a fee-based, full-service, diversified Delaware limited partnership operating primarily in the western and inland regions of the United States. We own and operate networks of crude oil, refined products and natural gas pipelines, terminals with crude oil and refined product storage capacity, rail loading and offloading facilities, marine terminals, bulk petroleum distribution facilities, a trucking fleet and natural gas processing and fractionation complexes.

Our revenues were derived from three operating segments: Terminalling and Transportation, Gathering and Processing, and Wholesale. 71% of our total revenues for both the three and six months ended June 30, 2019 were derived from Marathon under various long-term, fee-based commercial agreements, the majority of which include minimum volume commitments.

On October 1, 2018, MPC completed its acquisition of Andeavor. Following the MPC Merger, MPC became the beneficial owner of 156 million common units out of 245 million common units outstanding as of October 1, 2018 which represented a 64% limited partner interest. MPC also acquired 100% of the equity interests of our general partner.

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

Operating Metrics

Management utilizes the following operating metrics to evaluate performance and compare profitability to other companies in the industry (amounts may not recalculate due to rounding of dollar and volume information):

•
Average terminalling revenue per barrel - calculated as total terminalling revenue divided by terminalling throughput presented in thousands of barrels per day (“Mbpd”) multiplied by 1,000 and multiplied by the number of days in the period (91 days for both the three months ended June 30, 2019 (the “2019 Quarter”) and 2018 (the “2018 Quarter”) and 181 days for both the six months ended June 30, 2019 (the “2019 Period”) and 2018 (the “2018 Period”));

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

June 30, 2019 | 21

Management’s Discussion and Analysis

We present these measures because we believe they may help investors, analysts, lenders and ratings agencies analyze our results of operations and liquidity in conjunction with our U.S. GAAP results, including but not limited to:

•	our operating performance as compared to publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or financing methods;

•	the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

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

2019 2nd Quarter Versus 2018 2nd Quarter

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section for further information regarding these non-GAAP measures.

22 |

Management’s Discussion and Analysis

Percentage of Segment Operating Income by Operating Segment

Net Earnings Reconciliation (in millions)

Overview
Our net earnings for the 2019 Quarter increased $28 million to $160 million from $132 million for the 2018 Quarter and EBITDA increased $42 million primarily driven by the 2018 Drop Down and the acquisition of the SLC Core Pipeline System. Partially offsetting those contributions were increases in the related operating costs and depreciation and amortization expenses.

Segment Results
Operating income increased $27 million to $207 million during the 2019 Quarter compared to $180 million for the 2018 Quarter driven by the 2018 Drop Down and the SLC Core Pipeline System acquisition. Refer to our detailed discussion of each segment’s operating and financial results contained in this section.

Revenues
Revenues for the 2019 Quarter were $601 million, an increase of $32 million over the prior year, primarily driven by the contributions from the 2018 Drop Down and the SLC Core Pipeline System acquisition.

NGL Expense
NGL expense decreased $12 million for the 2019 Quarter compared to the 2018 Quarter primarily due to planned downtime during the 2019 Quarter for an expansion project at our Robinson Lake facility, which resulted in lower NGL production.

Operating Expenses
Operating expenses increased $16 million for the 2019 Quarter compared to the 2018 Quarter primarily due to higher expenses associated with the 2018 acquisitions and higher right-of-way costs.

Depreciation and Amortization
Depreciation and amortization increased $11 million for the 2019 Quarter compared to the 2018 Quarter primarily due to projects that were placed in service after the 2018 Quarter, including projects included in the 2018 Drop Down.

June 30, 2019 | 23

Management’s Discussion and Analysis

2019 Year to Date Period Versus 2018 Year to Date Period

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section for further information regarding these non-GAAP measures.

Percentage of Segment Operating Income by Operating Segment

24 |

Management’s Discussion and Analysis

Net Earnings Reconciliation (in millions)

Overview
Our net earnings for the 2019 Period increased $54 million to $317 million from $263 million for the 2018 Period and EBITDA increased $86 million primarily driven by the 2018 Drop Down and the acquisition of the SLC Core Pipeline System. Partially offsetting those contributions were increases in the related operating costs and depreciation and amortization expenses.

Segment Results
Operating income increased $61 million to $418 million during the 2019 Period compared to $357 million for the 2018 Period driven by the 2018 Drop Down and the SLC Core Pipeline System acquisition. Refer to our detailed discussion of each segment’s operating and financial results contained in this section.

Revenues
The $116 million increase in revenue to $1.2 billion was primarily driven by the contributions from the 2018 Drop Down and the SLC Core Pipeline System acquisition.

Operating Expenses
Operating expenses increased $54 million for the 2019 Period compared to the 2018 Period primarily due to higher expenses associated with the 2018 acquisitions, a legal reserve to settle a contract dispute, higher right-of-way costs and higher property tax expenses.

Depreciation and Amortization Expense
Depreciation and amortization expenses increased $23 million for the 2019 Period compared to the 2018 Period primarily due to projects that were placed in service after the 2018 Period, including projects included in the 2018 Drop Down.

Interest and Financing Costs, Net
Net interest and financing costs increased $9 million in the 2019 Period compared to the 2018 Period primarily due to higher borrowings during the 2019 Period on our Revolving Credit Facility, Dropdown Credit Facility and MPC Loan Agreement. We entered into the MPC Loan Agreement during the fourth quarter of 2018.

June 30, 2019 | 25

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

2019 2nd Quarter Versus 2018 2nd Quarter

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

Segment Volumetric Data

Volumes
Terminalling throughput and pipeline transportation throughput volumes were relatively flat during the 2019 Quarter as compared to the 2018 Quarter.

26 |

Management’s Discussion and Analysis

Terminalling and Transportation Segment Results (in millions, except per barrel amounts)

	Three Months Ended June 30,
	2019	2018 (a)
Revenues
Terminalling	$248	$209
Pipeline transportation	47	40
Other revenues	2	1
Total Revenues	297	250
Costs and Expenses
Operating expenses (excluding depreciation and amortization)	107	95
Depreciation and amortization expenses	38	37
General and administrative expenses	5	10
Loss on asset disposals and impairments	1	1
Operating Income	$146	$107
Segment EBITDA (b)	$195	$151
Rates (c)
Average terminalling revenue per barrel	$1.53	$1.25
Average pipeline transportation revenue per barrel	$0.49	$0.43

Financial Results
The Terminalling and Transportation segment’s operating income increased $39 million, or 36%, and Segment EBITDA increased $44 million, or 29%, primarily driven by the 2018 Drop Down, the SLC Core Pipeline System acquisition and organic growth.

The higher revenues in the 2019 Quarter compared to the 2018 Quarter were due to added storage revenues in 2019 from the 2018 Drop Down leading to a higher average terminalling revenue per barrel as our Predecessors did not record revenues for these services in 2018. The increase in revenues was also due to the LARIP operations full commissioning at the end of 2018.

Our operating expenses were higher for the 2019 Quarter as a result of the operations acquired in 2018 primarily in the form of higher labor costs.

(a)	Adjusted to include the historical results of the Predecessors.

(b)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

(c)	Amounts may not recalculate due to rounding of dollar and volume information.

2019 Year to Date Period Versus 2018 Year to Date Period

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

June 30, 2019 | 27

Management’s Discussion and Analysis

Segment Volumetric Data

Volumes
Terminalling throughput volumes were relatively flat during the 2019 Period as compared to the 2018 Period. Pipeline transportation throughput volumes increased 102 Mbpd, or 11%, in the 2019 Period due to continued strong product demand, contributions from the SLC Core Pipeline System acquisition as well as the 2018 Period being impacted by planned major maintenance at our Sponsor’s refineries.

Terminalling and Transportation Segment Results (in millions, except per barrel amounts)

	Six Months Ended June 30,
	2019	2018 (a)
Revenues
Terminalling	$493	$408
Pipeline transportation	93	71
Other revenues	4	3
Total Revenues	590	482
Costs and Expenses
Operating expenses (excluding depreciation and amortization)	208	180
Depreciation and amortization expenses	74	70
General and administrative expenses	9	20
Loss on asset disposals and impairments	1	1
Operating Income	$298	$211
Segment EBITDA (b)	$386	$294
Rates (c)
Average terminalling revenue per barrel	$1.53	$1.26
Average pipeline transportation revenue per barrel	$0.48	$0.41

Financial Results
The Terminalling and Transportation segment’s operating income increased $87 million, or 41%, and Segment EBITDA increased $92 million, or 31%, primarily driven by the 2018 Drop Down, the SLC Core Pipeline System acquisition and organic growth.

The higher revenues in the 2019 Period compared to the 2018 Period were also due to planned major maintenance in the 2018 Period at our Sponsor’s refineries as well as the added storage revenues in 2019 from the 2018 Drop Down leading to a higher average terminalling revenue per barrel. The increase in revenues was also due to the LARIP operations full commissioning at the end of 2018. As previously discussed, our Predecessors did not recognize revenue with our Sponsor.

Our operating expenses were higher for the 2019 Period as a result of the operations acquired in 2018.

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

2019 2nd Quarter Versus 2018 2nd Quarter

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

Segment Volumetric Data

(a)	Volumes represent barrels sold in keep-whole arrangements, net barrels retained in POP arrangements and other associated products.

Volumes
NGL sales volumes decreased 1.9 Mbpd, or 21%, in the 2019 Quarter as compared to the 2018 Quarter primarily due to ethane rejection in the Rockies Region in the 2019 Quarter and ethane recovery in the 2018 Quarter. Ethane recovery is the process of capturing ethane during the NGL processing stream, where it is then fractionated and sold. There was also planned downtime during the 2019 Quarter to enable an expansion project at our Robinson Lake facility. The decrease in gas gathering and processing throughput volumes of 65 thousand MMBtu/d, or 8%, in the 2019 Quarter as compared to the 2018 Quarter was due to lower volumes in the Rockies Region as certain low-tariff processing agreements expired during the second quarter of 2018 reducing our throughput approximately 45 thousand MMBtu/d. In certain regions in which we operate, low natural gas prices provide challenges to new volume growth. As a result, we encountered declining volumes during the period and certain assets were not operated at full capacity. The lower volumes in the Rockies Region were partially offset by higher volumes in the Bakken region driven by processing plant capacity expansions and new well connections. Crude oil and water throughput volumes increased 161 Mbpd, or 39%, in the 2019 Quarter primarily driven by the growth on the Conan Crude Oil Gathering System.

June 30, 2019 | 29

Management’s Discussion and Analysis

Gathering and Processing Segment Results (in millions, except per barrel and per MMBtu amounts)

	Three Months Ended June 30,
	2019	2018 (a)
Revenues
NGL sales (b)	$94	$95
Gas gathering and processing	75	82
Crude oil and water gathering	79	80
Pass-thru and other	36	44
Total Revenues	284	301
Costs and Expenses
NGL expense (excluding items shown separately below) (b)	33	45
Operating expenses (excluding depreciation and amortization)	124	122
Depreciation and amortization expenses	64	54
General and administrative expenses	3	11
Loss on asset disposals and impairments	1	—
Operating Income	$59	$69
Segment EBITDA (c)	$128	$128
Rates (d)
Average margin on NGL sales per barrel (b)(c)	$93.51	$59.77
Average gas gathering and processing revenue per MMBtu	$1.16	$1.16
Average crude oil and water gathering revenue per barrel	$1.51	$2.12

Financial Results
Our Gathering and Processing segment’s operating income decreased $10 million, or 14%, in the 2019 Quarter compared to the 2018 Quarter driven by the $14 million non-cash adjustment discussed further below. However, segment EBITDA remained consistent between the 2019 Quarter and the 2018 Quarter.

Gas gathering and processing revenues decreased due to lower volumes in the Rockies Region, partially offset by higher revenues due to higher volumes in the Bakken region from expanded capacity at our Robinson Lake facility.

Crude oil and water gathering revenues decreased due to a non-cash, out of period adjustment to reduce revenue recognized by $14 million for a crude oil gathering contract during the 2019 Quarter partially offset by contributions and growth from the 2018 Drop Down assets.

NGL expenses decreased due to planned downtime during the 2019 Quarter for an expansion project at our Robinson Lake facility, which resulted in lower NGL production.

Operating expenses increased primarily due to the 2018 Drop Down assets and growth projects placed into service.

Depreciation and amortization expenses increased $10 million due to projects that were placed in service after the 2018 Quarter, including projects from the 2018 Drop Down.

(a)	Adjusted to include the historical results of the Predecessors.

(b)
We had 33.4 Mbpd and 21.9 Mbpd of gross NGL sales under our agreements for POP and keep-whole arrangements for the 2019 Quarter and 2018 Quarter, respectively. We retained 7.2 Mbpd and 9.1 Mbpd under these arrangements, respectively. The difference between gross sales barrels and barrels retained is reflected in NGL expense resulting from the gross presentation required for the POP arrangements. The increase in average margin on NGL sales per barrel is driven by lower NGL sales volumes primarily due to ethane rejection position in the Rockies Region during the 2019 Quarter compared to ethane recovery position during the 2018 Quarter.

(c)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

(d)	Amounts may not recalculate due to rounding of dollar and volume information.

2019 Year to Date Period Versus 2018 Year to Date Period

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

30 |

Management’s Discussion and Analysis

Segment Volumetric Data

(a)	Volumes represent barrels sold in keep-whole arrangements, net barrels retained in POP arrangements and other associated products.

Volumes
NGL sales volumes decreased in the 2019 Period as compared to the 2018 Period primarily due to ethane rejection in the Rockies Region in the 2019 Period and ethane recovery in the 2018 Period. There was planned downtime during the 2019 Period to enable an expansion project at our Robinson Lake facility. The decrease in gas gathering and processing throughput volumes of 98 thousand MMBtu/d, or 12%, in the 2019 Period as compared to the 2018 Period was primarily due to lower volumes in the Rockies Region as certain low-tariff processing agreements expired during second quarter of 2018 reducing our throughput approximately 45 thousand MMBtu/d. In certain regions in which we operate, low natural gas prices provide challenges to new volume growth. As a result, we encountered declining volumes during the period and certain of our assets were not operated at full capacity. The lower volumes in the Rockies Region were partially offset by higher volumes in the Bakken region driven by processing plant capacity expansions and new well connections. Crude oil and water throughput volumes increased 146 Mbpd, or 36%, in the 2019 Period led by contributions from the 2018 Drop Down primarily driven by the growth on the Conan Crude Oil Gathering System.

June 30, 2019 | 31

Management’s Discussion and Analysis

Gathering and Processing Segment Results (in millions, except per barrel and per MMBtu amounts)

	Six Months Ended June 30,
	2019	2018 (a)
Revenues
NGL sales (b)	$216	$199
Gas gathering and processing	145	167
Crude oil and water gathering	176	155
Pass-thru and other	68	79
Total Revenues	605	600
Costs and Expenses
NGL expense (excluding items shown separately below) (b)	92	93
Operating expenses (excluding depreciation and amortization)	255	230
Depreciation and amortization expenses	126	107
General and administrative expenses	9	24
Loss on asset disposals and impairments	1	—
Operating Income	$122	$146
Segment EBITDA (c)	$257	$261
Rates (d)
Average margin on NGL sales per barrel (b)(c)	$98.46	$55.81
Average gas gathering and processing revenue per MMBtu	$1.13	$1.14
Average crude oil and water gathering revenue per barrel	$1.76	$2.11

Financial Results
Our Gathering and Processing segment’s operating income decreased $24 million, or 16%, in the 2019 Period compared to the 2018 Period primarily driven by the $14 million non-cash adjustment discussed further below. Segment EBITDA decreased $4 million, or 2%, in the 2019 Period compared to the 2018 Period.

NGL sales increased primarily due to a new contract in the 2019 Period associated with the North Dakota NGL Logistics Hub, which offset lower sales due to ethane rejection in the Rockies Region and planned downtime during the 2019 Period for an expansion project at our Robinson Lake facility.

Gas gathering and processing revenues decreased due to lower volumes in the Rockies Region, partially offset by higher revenues due to higher volumes in the Bakken region from expanded capacity at our Robinson Lake facility. Also, our Belfield facility had higher revenues due to new well connects in the area during the 2019 Period.

Revenues for our crude oil and water gathering systems improved due to contributions and growth from assets obtained in the 2018 Drop Down, but were partially offset by a non-cash, out of period adjustment to reduce revenue recognized by $14 million for a crude oil gathering contract during the 2019 Period.

Operating expenses increased primarily due to the 2018 Drop Down assets, growth projects placed into service and a legal reserve to settle a customer dispute.

Depreciation and amortization expenses increased $19 million due to projects that were placed in service after the 2018 Period, including projects from the 2018 Drop Down.

(a)	Adjusted to include the historical results of the Predecessors.

(b)
We had 31.6 Mbpd and 24.3 Mbpd of gross NGL sales under our agreements for POP and keep-whole arrangements for the 2019 Period and 2018 Period, respectively. We retained 7.0 Mbpd and 10.4 Mbpd under these arrangements, respectively. The difference between gross sales barrels and barrels retained is reflected in NGL expense resulting from the gross presentation required for the POP arrangements. The increase in average margin on NGL sales per barrel is driven by lower NGL sales volumes primarily due to ethane rejection position in the Rockies Region during the 2019 Period compared to ethane recovery position during the 2018 Period.

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

2019 2nd Quarter Versus 2018 2nd Quarter

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

Wholesale Segment Operating Results and Data (in millions, except per gallon amounts)

	Three Months Ended June 30,
	2019		2018
Revenues
Fuel sales	$17		$15
Other wholesale	6		10
Total Revenues	23		25
Costs and Expenses
Operating expenses (excluding depreciation and amortization)	9		11
Depreciation and amortization expenses	2		2
General and administrative expenses	—		1
Operating Income	$12		$11
Segment EBITDA (a)	$14		$13
Volumes and Rates (b)
Fuel sales volume (millions of gallons)	334		306
Wholesale fuel sales per gallon	5.0	¢	5.0	¢

Financial Results
The Wholesale segment’s operating income was $12 million and $11 million for the 2019 Quarter and 2018 Quarter, respectively. Segment EBITDA was $14 million and $13 million, for the 2019 Quarter and 2018 Quarter, respectively.

The decrease in revenues for the 2019 Quarter compared to the 2018 Quarter was due to lower revenue associated with trucking services provided to our other segments, partially offset by higher fuel sales driven by higher fuel sales volumes.

Volumes
Fuel sales volumes increased 28 million gallons in the 2019 Quarter as compared to the 2018 Quarter due to new customer contracts entered into after the 2018 Quarter.

(a)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

(b)	Amounts may not recalculate due to rounding of dollar and volume information.

June 30, 2019 | 33

Management’s Discussion and Analysis

2019 Year to Date Period Versus 2018 Year to Date Period

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

Wholesale Segment Operating Results and Data (in millions, except per gallon amounts)

	Six Months Ended June 30,
	2019		2018
Revenues
Fuel sales	$29		$24
Other wholesale	16		18
Total Revenues	45		42
Costs and Expenses
Operating expenses (excluding depreciation and amortization)	22		21
Depreciation and amortization expenses	5		5
General and administrative expenses	1		1
Operating Income	$17		$15
Segment EBITDA (a)	$22		$20
Volumes and Rates (b)
Fuel sales volume (millions of gallons)	660		593
Wholesale fuel sales per gallon	4.3	¢	4.1	¢

Financial Results
The Wholesale segment’s operating income was $17 million and $15 million, and Segment EBITDA was $22 million and $20 million for the 2019 Period and 2018 Period, respectively.

The increase in revenues for the 2019 Period compared to the 2018 Period was driven by higher volumes and an improved wholesale margin environment.

Volumes
Fuel sales volumes increased 67 million gallons in the 2019 Period as compared to the 2018 Period primarily due to new customer contracts entered into after the 2018 Period.

(a)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

(b)	Amounts may not recalculate due to rounding of dollar and volume information.

34 |

Management’s Discussion and Analysis

Capital Resources and Liquidity

Overview

Our primary cash requirements relate to funding capital expenditures, acquisitions, meeting operational needs, servicing our debt and paying distributions to our unitholders. We expect our ongoing sources of liquidity to include cash generated from operations, reimbursement for certain maintenance and expansion expenditures and borrowings under our credit facilities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital, long-term capital expenditure, acquisition and debt servicing requirements and allow us to fund at least the minimum quarterly cash distributions. In addition, the Merger Agreement restricted us from incurring any additional indebtedness outside the ordinary course of business. The Merger Agreement allowed the use of our revolving credit agreements, including the MPC Loan Agreement. See “Important Information Regarding Forward-Looking Statements” for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreements and other sources of capital, may be affected by these conditions.

Capitalization

Capital Structure (in millions)

Debt, including current maturities:	June 30, 2019	December 31, 2018
Credit facilities	$1,500	$1,245
Senior notes	3,750	3,750
Finance lease obligations	13	—
Capital lease obligations	—	15
Total Debt	5,263	5,010
Unamortized Issuance Costs	(40)	(46)
Debt, Net of Unamortized Issuance Costs	5,223	4,964
Total Equity	4,534	4,674
Total Capitalization	$9,757	$9,638

Debt Overview and Available Liquidity

Our Revolving Credit Facility, Dropdown Credit Facility, MPC Loan Agreement and senior notes contain covenants that may, among other things, limit or restrict our ability (as well as the ability of our subsidiaries) to engage in certain activities. As of June 30, 2019, there have been no changes in these covenants from those described in our Annual Report on Form 10-K for the year ended December 31, 2018. As of June 30, 2019, our Revolving Credit Facility is non-recourse to Marathon, except for TLGP, and our Dropdown Credit Facility is non-recourse to Marathon, except for TLGP and WR Southwest.

Available Capacity Under Credit Facilities (in millions) (a)

Credit Facility	Total Capacity	Amount Borrowed as of June 30, 2019	Available Capacity as of June 30, 2019	Weighted Average Interest Rate	Expiration
Revolving Credit Facility	$1,100	$1,070	$30	3.90%	January 29, 2021
Dropdown Credit Facility	1,000	430	570	3.92%	January 29, 2021
MPC Loan Agreement	500	—	500	—%	December 21, 2023
Total Credit Facilities	$2,600	$1,500	$1,100

(a)
In conjunction with the MPLX Merger, on July 30, 2019, all outstanding borrowings and unpaid fees on our credit facilities were repaid and the agreements were terminated, including the MPC Loan Agreement.

June 30, 2019 | 35

Management’s Discussion and Analysis

Revolving Credit Facilities Expense and Fees

Credit Facility	30 Day Eurodollar (LIBOR) Rate at June 30, 2019	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Revolving Credit Facility (a)	2.40%	1.50%	5.50%	0.50%	0.250%
Dropdown Credit Facility (a)	2.40%	1.51%	5.50%	0.51%	0.250%
MPC Loan Agreement	2.40%	1.75%

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

Equity Overview

We had 89,457,316 common public units and 600,000 Preferred Units outstanding as of June 30, 2019. Additionally, at that time, Marathon owned 156,173,128 of our common units, which constituted a 64% ownership interest in us. Marathon also held 80,000 TexNew Mex units and all of the outstanding non-economic general partner units as of June 30, 2019. See Note 1 and Note 7 for discussion of the MPLX Merger.

Cash Flow Summary

Components of our Cash Flows (in millions)

	Six Months Ended June 30,
	2019	2018 (a)
Cash Flows From (Used in):
Operating activities	$483	$547
Investing activities	(265)	(748)
Financing activities	(203)	170
Increase (Decrease) in Cash and Cash Equivalents	$15	$(31)

(a)	Adjusted to include the historical results of the Predecessors.

Operating Activities
Net cash from operating activities decreased $64 million to $483 million in the 2019 Period compared to $547 million for the 2018 Period. The decrease in cash from operating activities was primarily driven by the change in working capital partially offset by an increase in net earnings from the 2018 Period to the 2019 Period.

Investing Activities
Net cash used in investing activities for the 2019 Period was $265 million compared to $748 million in the 2018 Period. The decrease in cash used was primarily due to the cash paid for acquisitions in each period. The 2018 Period included the acquisition of the SLC Core Pipeline System and ownership interests in ALRP and PNAC, which were acquired by our Predecessors. There were no material acquisitions during the 2019 Period. The decrease was also due to lower cash spend on capital expenditures during the 2019 Period, partially offset by contributions paid to our ALRP equity method investment during the 2019 Period of $13 million.

Financing Activities
The 2019 Period had net cash used in financing activities of $203 million compared to net cash from financing activities of $170 million for the 2018 Period. The use of our cash to make distributions to common and preferred unitholders increased $69 million and $13 million, respectively. The 2018 Period also included a sponsor contribution of equity to the Predecessors of $336 million in connection with the 2018 Drop Down. Sources of cash such as net borrowings under our revolving credit facilities increased by $13 million.

Capital Expenditures

During the 2019 Period, we spent $201 million on growth capital projects, net of $11 million in reimbursements primarily from our Sponsor, and $30 million on maintenance capital projects, net of $16 million in reimbursements primarily from our Sponsor.

Distributions

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partner unitholders will receive.

Quarterly Distributions
For both the three months ended March 31, 2019 and December 31, 2018, we declared distributions of $1.03 per limited partnership common unit or $4.12 on an annualized basis, resulting in cash distributions of $240 million and $238 million, respectively. We did not declare a distribution for the second quarter of 2019 due to the MPLX Merger. See Note 7 for further information regarding distributions.

36 |

Management’s Discussion and Analysis

During the six months ended June 30, 2019 and 2018, we paid distributions of $21 million and $8 million, respectively, to holders of our Preferred Units. We did not declare a distribution associated with the Preferred Units for the first half of 2019 due to the MPLX Merger. See Note 7 for further information regarding distributions.

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

Non-GAAP Reconciliations

Reconciliation of Net Earnings to EBITDA (in millions)

June 30, 2019 | 37

Management’s Discussion and Analysis

Reconciliation of Segment Operating Income to Segment EBITDA (in millions)

	Three Months Ended June 30,
	2019	2018 (a)	2019	2018 (a)	2019	2018
	Terminalling and Transportation		Gathering and Processing		Wholesale
Segment Operating Income	$146	$107	$59	$69	$12	$11
Depreciation and amortization expenses	38	37	64	54	2	2
Equity in earnings of equity method investments	4	5	5	5	—	—
Other income, net	7	2	—	—	—	—
Segment EBITDA	$195	$151	$128	$128	$14	$13

	Six Months Ended June 30,
	2019	2018 (a)	2019	2018 (a)	2019	2018
	Terminalling and Transportation		Gathering and Processing		Wholesale
Segment Operating Income	$298	$211	$122	$146	$17	$15
Depreciation and amortization expenses	74	70	126	107	5	5
Equity in earnings of equity method investments	7	10	9	8	—	—
Other income, net	7	3	—	—	—	—
Segment EBITDA	$386	$294	$257	$261	$22	$20

(a)	Adjusted to include the historical results of the Predecessors.

Reconciliation of EBITDA to Distributable Cash Flow (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (a)	2019	2018 (a)
EBITDA	$327	$285	$646	$560
Predecessors impact	—	9	—	11
Maintenance capital expenditures (b)	(44)	(22)	(73)	(44)
Reimbursement for maintenance capital expenditures (b)	21	6	36	12
Changes in deferred revenue (c)	14	(2)	15	(5)
Loss on assets disposals and impairments	2	1	2	1
Interest and financing costs, net	(63)	(60)	(124)	(115)
Amortized debt costs	3	2	5	5
Adjustments for equity method investments	3	5	10	8
Other (d)	(4)	—	7	—
Distributable Cash Flow	259	224	524	433
Less: Preferred unit distributions (e)	(10)	(10)	(20)	(20)
Distributable Cash Flow Attributable to Common Unitholders	$249	$214	$504	$413

(a)	Adjusted to include the historical results of the Predecessors.

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

(e)
Represents the cash distributions earned by the Preferred Units for the three and six months ended June 30, 2019 and 2018 assuming a distribution is declared by the Board, however, we did not declare a distribution for the first half of 2019 due to the MPLX Merger. Cash distributions to be paid to holders of the Preferred Units are not available to common unitholders.

38 |

Management’s Discussion and Analysis

Reconciliation of Net Cash from Operating Activities to Distributable Cash Flow (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (a)	2019	2018 (a)
Net Cash from Operating Activities	$264	$281	$483	$547
Changes in assets and liabilities	16	(51)	59	(89)
Predecessors impact	—	9	—	11
Maintenance capital expenditures (b)	(44)	(22)	(73)	(44)
Reimbursement for maintenance capital expenditures (b)	21	6	36	12
Changes in deferred revenue (c)	14	(2)	15	(5)
Adjustments for equity method investments	(7)	4	—	3
Other (d)	(5)	(1)	4	(2)
Distributable Cash Flow	259	224	524	433
Less: Preferred unit distributions (e)	(10)	(10)	(20)	(20)
Distributable Cash Flow Attributable to Common Unitholders	$249	$214	$504	$413

(a)	Adjusted to include the historical results of the Predecessors.

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

(e)
Represents the cash distributions earned by the Preferred Units for the three and six months ended June 30, 2019 and 2018 assuming a distribution is declared by the Board, however, we did not declare a distribution for the first half of 2019 due to the MPLX Merger. Cash distributions to be paid to holders of the Preferred Units are not available to common unitholders.

Average Margin on NGL Sales per Barrel (in millions, except days and per barrel amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (a)	2019	2018 (a)
Segment Operating Income	$59	$69	$122	$146
Add back:
Operating expenses	124	122	255	230
General and administrative expenses	3	11	9	24
Depreciation and amortization expenses	64	54	126	107
Loss on asset disposals and impairments	1	—	1	—
Subtract:
Gas gathering and processing revenues	(75)	(82)	(145)	(167)
Crude oil gathering revenues	(79)	(80)	(176)	(155)
Pass-thru and other revenues	(36)	(44)	(68)	(79)
Margin on NGL Sales	$61	$50	$124	$106
Divided by Total Volumes for the Period:
NGLs sales volumes (Mbpd)	7.2	9.1	7.0	10.4
Number of days in the period	91	91	181	181
Total volumes for the period (thousands of barrels) (b)	655	828	1,267	1,882
Average Margin on NGL Sales per Barrel (b)	$93.51	$59.77	$98.46	$55.81

(a)	Adjusted to include the historical results of the Predecessors.

(b)	Amounts may not recalculate due to rounding of dollar and volume information.

June 30, 2019 | 39

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

•	risks related to Marathon, including those related to the MPC Merger or the MPLX Merger;

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

40 |

Quantitative and Qualitative Disclosures about Market Risk

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risks as of and for the six months ended June 30, 2019 from the risks discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

June 30, 2019 | 41

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

Merger-Related Litigation
As previously disclosed, on June 19, 2019, a purported holder of our common units filed a complaint in the United States District Court for the Southern District of New York, captioned Max Pyziur v. Andeavor Logistics LP et al., Case No. 1:19-CV-05714, alleging, among other things, an omission of material information in the registration statement filed by MPLX, including a consent statement/prospectus, in connection with the MPLX Merger. On June 24, 2019, the plaintiff filed a notice of dismissal with the court, voluntarily dismissing the complaint.

Environmental Matters
SEC regulations require us to report certain information about any proceeding arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if a governmental authority is a party to the proceeding and we reasonably believe that the proceeding will result in monetary sanctions of $100,000 or more. There were no new proceedings during the second quarter of 2019. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, we believe there would be no material impact on our liquidity, financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We may acquire units to satisfy tax withholdings obligations in connection with the vesting of units issued to certain employees. There were no such units acquired during the three months ended June 30, 2019.

42 |

Exhibits

Item 6. Exhibits

(a) Exhibits

Exhibit Number		Incorporated by Reference (File No. 1-35143, unless otherwise indicated)
	Description of Exhibit	Form	Exhibit	Filing Date
2.1	Contribution, Conveyance and Assumption Agreement, dated as of August 6, 2018, by and among Andeavor Logistics LP, Tesoro Logistics Operations LLC, Tesoro Logistics Pipelines LLC, Western Refining Terminals, LLC, Western Refining Pipeline, LLC, Tesoro High Plains Pipeline Company LLC, Western Refining Logistics LP, Tesoro SoCal Pipeline Company LLC, WNRL Energy, LLC, Andeavor, Tesoro Refining & Marketing Company LLC, Western Refining Southwest, Inc., Tesoro Great Plains Gathering & Marketing LLC and Tesoro Great Plains Midstream LLC	8-K	2.1	8/7/2018

2.2	First Amendment to Contribution, Conveyance and Assumption Agreement, effective August 6, 2018, by and among Andeavor Logistics LP, Tesoro Logistics Operations LLC, Tesoro Logistics Pipelines LLC, Western Refining Terminals, LLC, Western Refining Pipeline, LLC, Tesoro High Plains Pipeline Company LLC, Western Refining Logistics LP, Tesoro SoCal Pipeline Company LLC, WNRL Energy, LLC, Andeavor, Tesoro Refining & Marketing Company LLC, Western Refining Southwest, Inc., Tesoro Great Plains Gathering & Marketing LLC and Tesoro Great Plains Midstream LLC	10-Q	2.5	11/7/2018

2.3†	Agreement and Plan of Merger, dated as of May 7, 2019, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, MPLX LP, MPLX GP LLC and MPLX MAX LLC.	8-K	2.1	5/8/2019

3.1	Amended and Restated Certificate of Limited Partnership of Andeavor Logistics LP, dated as of July 30, 2019.	8-K	3.2	8/1/2019

3.2	Fourth Amended and Restated Agreement of Limited Partnership of Andeavor Logistics LP, dated as of July 30, 2019.	8-K	3.4	8/1/2019

10.1	Support Agreement, dated as of May 7, 2019, by and among MPLX LP, Andeavor Logistics LP, Tesoro Logistics GP, LLC, Western Refining Southwest, Inc. and Marathon Petroleum Corporation	8-K	10.1	5/8/2019

10.2	Waiver and Second Amendment to Fourth Amended and Restated Omnibus Agreement, dated as of July 29, 2019, by and among MPC, Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC and Marathon Petroleum Company LP.	8-K	10.1	8/1/2019

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Submitted electronically herewith.

†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Andeavor Logistics LP hereby undertakes to furnish supplementally a copy of any omitted schedule upon request by the SEC.

June 30, 2019 | 43

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Andeavor Logistics LP

		By:	Andeavor Logistics GP LLC
Its general partner

Date:	August 5, 2019	By:	/s/ BLANE W. PEERY
Blane W. Peery
Vice President, Accounting and Systems Integration
(Principal Accounting and Financial Officer and Duly Authorized Signatory)

44 |